Form 10-Q
period 1996-06-30
OHIO VALLEY BANC CORP
filed 1996-08-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  JUNE 30, 1996


                         Commission file number: 0-20914

                             Ohio Valley Banc Corp.
             (Exact name of Registrant as specified in its charter)

                                      Ohio
         (State or other jurisdiction of incorporation or organization)

                                   31-1359191
                     (I.R.S. Employer Identification Number)

                    420 Third Avenue. Gallipolis, Ohio 45631
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (614) 446-2631


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         X        Yes
                                                  No

       Indicate the number of shares outstanding of the issuers classes of commom stock, as of the latest practicable date.

       Common stock, $10.00 stated value            Outstanding at July 31, 1996
                                                    1,298,975 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      4

    Condensed Consolidated Statements of Cash Flows..................      5

    Notes to the Consolidated Financial Statements...................      6


    Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..     11

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,       December 31,
                                                       1996             1995
ASSETS
Cash and noninterest-bearing deposits with banks   $  6,393,621     $  7,605,748
Federal funds sold                                                     3,625,000
     Total cash and cash equivalents                  6,393,621       11,230,748
Interest-bearing balances with banks                     52,461           50,880
Securities available for sale (Note 2)               27,936,467       33,402,258
Securities held to maturity (Approximate market value:
   $43,165,000 and $49,616,000 respectively) (Note 2)43,216,924       49,350,373
Total loans (Note 3)                                239,231,128      216,756,892
Allowance for loan losses (Note 4)                  (2,648,505)      (2,388,639)
     Net loans                                      236,582,623      214,368,253
Premises and equipment, net                           5,720,098        5,577,841
Accrued interest receivable                           2,310,265        2,407,319
Other assets                                            986,621          656,992
          Total assets                             $323,199,080     $317,044,664

LIABILITIES
Noninterest-bearing deposits                       $ 33,657,022     $ 33,299,593
Interest-bearing deposits                           241,615,516      239,069,007
     Total deposits                                 275,272,538      272,368,600
Securities sold under agreements to repurchase        8,817,296        9,504,350
Other borrowed funds (Note 6)                         7,357,269        4,729,201
Accrued liabilities                                   3,251,632        2,865,035
          Total liabilities                         294,698,735      289,467,186

SHAREHOLDERS' EQUITY
Common stock ($10.00 stated value, 5,000,000 shares authorized; 1,298,975 shares
 issued  and  outstanding  at  June  30,  1996,   1,029,325  shares  issued  and
 outstanding at December 31, 1995)                   12,989,750       10,293,250
Surplus                                              12,135,263       11,838,736
Retained earnings                                     3,388,049        5,081,704
Net unrealized gains(losses)avail-for-sale securities   (12,717)         363,788
   Total shareholders' equity                        28,500,345       27,577,478
        Total liabilities and shareholders' equity $323,199,080     $317,044,664

               See notes to the consolidated financial statements.
                                        1

                              OHIO VALLEY BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME

                           Three months ended              Six months ended
                                 June 30,                       June 30,
                           1996           1995            1996           1995
Interest income:
Int and fees on loans $  5,522,133   $  4,814,922    $ 10,724,617   $  9,384,827
Int and dividends on
 investment  securities
   Taxable                 844,324      1,090,582       1,742,276      2,132,790
   Nontaxable              153,860        118,985         309,418        219,823
   Dividends                37,528         32,741          74,743         64,998
                         1,035,712      1,242,308       2,126,437      2,417,611
Int on federal funds sold   57,333        122,923         136,580        205,232
Int on deposits with banks     652         73,101           1,309        150,463
   Int on investments    1,093,697      1,438,332       2,264,326      2,773,306
      Total int income   6,615,830      6,253,254      12,988,943     12,158,133

Interest expense:
Interest on deposits     2,786,358      2,991,089       5,620,599      5,749,486
Interest on repurchase
   agreements               88,314        171,218         188,198        339,767
Interest on other
  borrowed funds            77,994         74,018         148,770        148,966
     Total int expense   2,952,666      3,236,325       5,957,567      6,238,219

Net interest income      3,663,164      3,016,929       7,031,376      5,919,914
Provision for loan
 losses (Note 5)           281,274        134,000         519,076        209,000
Net int income after
 provision               3,381,890      2,882,929       6,512,300      5,710,914

Other income:
Service charges on deposit
   accounts                198,718        186,103         380,195        358,086
Trust division income       45,962         67,757         121,570        124,462
Other operating income      84,544         59,055         166,210        125,977
     Total other income    329,224        312,915         667,975        608,525

Other expense:
Salaries and employee
  benefits               1,494,240      1,276,274       2,908,329      2,551,541
FDIC premiums                  500        148,656           1,000        297,313
Occupancy expense          103,235         86,057         227,087        173,687
Furniture and equip exp    150,679        128,786         294,147        257,367
Data processing expense    123,118         87,032         229,855        174,032
Other operating expense    705,790        557,776       1,362,354      1,104,383
     Total other expense 2,577,562      2,284,581       5,022,772      4,558,323

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)


                           Three months ended              Six months ended
                                 June 30,                       June 30,
                           1996           1995            1996           1995

Income before federal
 income taxes         $  1,133,552   $    911,263    $  2,157,503   $  1,761,116
Provision for income
 taxes                     333,227        274,542         630,612        533,198

Net income            $    800,325   $    636,721    $  1,526,891   $  1,227,918


Earnings per share
 (Note 1):            $        .62   $        .51    $       1.18   $       1.21

Dividends per share
 (Note 1):            $        .25   $        .24    $        .49   $        .47

Weighted average shares
   outstanding (Note 1): 1,295,264      1,260,565       1,292,128      1,255,811


               See notes to the consolidated financial statements.
                                        3

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY


                          Three months ended              Six months ended
                               June 30,                       June 30,
                          1996           1995            1996           1995


Balance at beginning
 of period           $ 27,987,692   $ 25,004,141    $ 27,577,478   $ 24,387,516

Net income                800,326        636,721       1,526,891      1,227,918

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan      271,970        256,573         413,237        502,335

Cash paid in lieu of fractional shares
   in stock split          (9,214)       (11,216)         (9,214)       (11,216)

Cash dividends           (322,744)      (301,193)       (631,542)      (585,220)

Net change in unrealized
   depreciation on available-for-sale
    securities           (227,685)         9,034        (376,505)        72,727

Balance at
    end of period    $ 28,500,345   $ 25,594,060    $ 28,500,345   $ 25,594,060


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Six months ended June 30,
                                                1996                1995

Net cash from operating activities          $  2,600,602        $  2,121,989

Investing activities
     Proceeds from maturities of
        available-for-sale securities          8,500,000           1,968,491
     Purchases of available-for-sale
        securities                            (3,545,078)         (1,968,491)
     Proceeds from maturities of
        held-to-maturity securities            6,635,324           8,029,848
     Purchase of held-to-maturity securities    (527,618)        (10,831,077)
     Change in interest-bearing deposits
        in other banks                            (1,581)          1,007,699
     Proceeds from sale of student loans                             268,894
     Loans purchased                                                 138,917
     Net increase in loans                   (22,716,370)         (7,920,763)
     Purchase of premises and equipment, net    (399,839)           (309,003)
          Net cash from investing activities (12,055,162)         (9,615,485)

Financing activities
     Net increase in deposit accounts          2,903,938           4,545,343
     Cash dividends                             (631,542)           (585,220)
     Cash paid in lieu of fractional shares
        in stock split                            (9,214)            (11,216)
     Proceeds from issuance of common stock      413,237             502,335
     Change in securities sold under
        agreements to repurchase                (687,054)            492,716
     Proceeds from other borrowed funds        7,649,523
     Repayment of other borrowed funds        (5,021,455)           (181,964)
          Net cash from financing activities   4,617,433           4,761,994

Increase (decrease) in cash and cash
   equivalents                                (4,837,127)         (2,731,502)
Cash and cash equivalents at beginning
   of period                                  11,230,748          12,947,047
Cash and cash equivalents at end of period  $  6,393,621       $  10,215,545



               See notes to the consolidated financial statements

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. and its wholly owned subsidiaries The Ohio Valley Bank Company and Loan Central, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

    These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

    The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

    For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the six months ended June 30, 1996 and June 30, 1995, Ohio Valley Banc Corp. paid interest in the amount of $6,355,629 and $5,841,515, respectively. For the six months ended June 30, 1996 and June 30, 1995, Ohio Valley Banc Corp. paid income taxes of $650,000 and $532,635, respectively.

    Earnings per share is computed based on the weighted average shares outstanding during the period. On April 3, 1996, the Board of Directors declared a 25% stock split to shareholders of record on April 25, 1996. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

    The Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights," January 1, 1996, which requires companies engaging in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others. The adoption of this statement had no impact on the Company's consolidated financial statements.


                                   (Continued)
                                        6

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 2 - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at June 30, 1996 and December 31, 1995 are as follows:
                                             June 30, 1996
                                         Gross          Gross        Estimated
                        Amortized      Unrealized     Unrealized        Fair
                           Cost          Gains          Losses         Values
Securities Available-for-Sale
U.S. Treasury
  securities           $ 25,524,119   $    223,383   $     65,439   $ 25,682,063
Marketable equity
  securities              2,431,617                       177,213      2,254,404
     Total securities  $ 27,955,736   $    223,383   $    242,652   $ 27,936,467

Securities Held-to-Maturity
U.S. Government agency
 securities            $ 29,440,477   $     80,132   $    247,723   $ 29,272,886
Obligations of state and
 political subdivisions  12,429,914        216,731         84,805     12,561,840
Corporate Obligations       759,593          4,532                       764,125
Mortgage-backed securities  586,940          1,159         26,824        561,275
     Total securities  $ 43,216,924   $    302,554   $    359,352   $ 43,160,126


                                             December 31, 1995
                                         Gross          Gross        Estimated
                        Amortized      Unrealized     Unrealized        Fair
                           Cost          Gains          Losses         Values
Securities Available-for-Sale
U.S. Treasury
  securities           $ 30,471,046   $    724,714   $     25,072   $ 31,170,688
Marketable equity
  securities              2,380,017                       148,447      2,231,570
     Total securities  $ 32,851,063   $    724,714   $    173,519   $ 33,402,258

 Securities Held-to-Maturity
U.S. Government agency
 securities            $ 34,935,131   $    258,698   $    286,236   $ 34,907,593
Obligations of state and
 political subdivisions  12,280,605        317,478         28,265     12,569,818
Corporate Obligations     1,511,996         19,393            389      1,531,000
Mortgage-backed securities  622,641          1,426         16,905        607,162
     Total securities  $ 49,350,373   $    596,995   $    331,795   $ 49,615,573




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 2 - INVESTMENT SECURITIES (Continued)

    The amortized cost and estimated fair value of debt investment securities at June 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                          Available for Sale                Held to Maturity
                                      Estimated                       Estimated
                      Amortized          Fair         Amortized          Fair
                          Cost           Value            Cost           Value
Debt securities:
 Due in one year
   or less          $  5,527,826    $  5,522,188    $ 11,367,304    $ 11,307,649
 Due in one to
   five years         19,996,293      20,159,875      24,891,927      24,795,758
 Due in five to ten years                              6,370,753       6,495,444
 Mortgage-backed securities                              586,940         561,275
 Total debt
   securities       $ 25,524,119    $ 25,682,063    $ 43,216,924    $ 43,160,126

    Gains and losses on the sale of investment securities are determined using the specific identification method. There were no sales of debt or equity securities during the first six months of 1996 or 1995.


    NOTE 3 - LOANS

    Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      June 30,      December 31,
                                                        1996            1995
Real estate loans                                   $110,025,016    $104,398,656
Commercial and industrial loans                       55,398,041      44,374,561
Consumer loans                                        71,580,059      66,783,608
Other loans                                            1,958,011       1,200,067
                                                    $238,961,127    $216,756,892

At June 30, 1996 and December 31, 1995, loans on nonaccrual status were approximately $1,792,000 and $963,000, respectively. Loans past due more than 90 days and still accruing at June 30, 1996 and December 31, 1995 were $1,496,000 and $2,395,000, respectively. Other real estate owned at June 30, 1996 totaled $192,046 compared to $202,046 at December 31, 1995.




                                   (Continued)
                                        8

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 4 - ALLOWANCE FOR LOAN LOSSES

    A summary of activity in the allowance for loan losses for the six months ended June 30, 1996 and June 30, 1995 is as follows:
                                                         1996             1995

    Balance - January 1,                           $  2,388,639     $  2,183,766
    Loans charged off:
         Real estate                                      1,250           28,173
         Commercial                                      73,374          181,636
         Consumer                                       217,977          165,365
              Total loans charged off                   292,601          375,174
    Recoveries of loans:
         Real estate                                                           6
         Commercial                                         103            2,704
         Consumer                                        33,288           24,929
              Total recoveries                           33,391           27,639

    Net loan charge-offs                              (259,210)        (347,535)

    Provision charged to operations                     519,076          209,000
    Balance - June 30,                             $  2,648,505     $  2,045,231

    Information regarding impaired loans at June 30, 1996 and June 30, 1995:

                                                       1996             1995
    Balance of impaired loans                      $  1,604,628     $    598,255

         Less portion for which no allowance for loan losses is allocated

         Portion of impaired loan balance for which an allowance for
              credit losses is allocated           $  1,604,628     $    598,255

         Portion of allowance for loan losses allocated to the impaired
              loan balance                         $    100,000     $    100,000

    Information regarding impaired loans for the periods ended June 30, 1996 and June 30, 1995:

         Average investment in
               impaired loans for the year         $  1,556,373     $    638,278

         Interest income recognized on
               impaired loans including
               interest income recognized
               on a cash basis                            9,396           27,956

         Int income recognized on impaired
               loans on a cash basis                      9,396


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
     INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiary bank, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 9.53% of total loans are unsecured at June 30, 1996.

     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1996, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $28,975,000.

     NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at June 30, 1996 and December 31, 1995 are primarily comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans. Advances at June 30, 1996 and December 31, 1995 have original principal balances totaling $8,000,000. Interest expense on FHLB advances for the six months ending June 30, 1996 and 1995 was $137,352 and $143,566, respectively Promissory notes are due at various dates through a final maturity date of May 29, 2002.

                                Interest            Balance            Balance
         Maturity                 Rates            at 6/30/96       at 12/31/95

           1996                   5.50           $  2,000,000
           1998                   5.55                456,757      $     464,674
           2000                6.00-6.15            1,500,000          1,500,000
           2002                5.80-6.10            2,465,287          2,624,947
         Total FHLB borrowings                      6,422,044          4,589,621
     Promissory notes          4.50-7.10              935,225            139,580
           Total                                 $  7,357,269      $   4,729,201

     The following table is a summary of the scheduled principal payments for these borrowings at June 30, 1996:
                        1996    1997      1998      1999       2000   Thereafter

     FHLB
       borrowings $2,201,915 $ 362,881 $ 797,305 $ 389,718 $1,913,709 $  756,516

     Promissory notes 49,512   784,532    10,230    15,981     16,780     58,190


                                   (Continued)

                              OHIO VALLEY BANC CORP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at June 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the year-to-date and quarterly periods ending June 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

Ohio Valley Banc Corp.'s consolidated total assets grew by $6,154,000 or 1.94% for the first six months of 1996 to reach $323,199,000. During that time, the Bank experienced an increase in loans of $22,474,000 and a decrease in investment securities of $11,599,000. In addition, total deposits are up $2,904,000 and other borrowed funds are up $2,628,000. These changes represent a strategy employed by management to restructure its balance sheet mix to achieve higher performance. Maturing investment securities were used to fund loans where higher yields were recognized and an added benefit of using investments to fund loans was that management did not have to be as aggressive on pricing deposits. The end result was a higher yield on earning assets and a lower cost of funds.

For the first half of 1996, management generated a 10.37% increase in total loan balances. The largest contributor to the growth in loans was commercial loans which grew $11,023,000 or 24.84% from December 31, 1995 to June 30, 1996. For the same time period, mortgage loans and consumer loans increased $5,626,000 and $5,066,000, respectively. At June 30, 1996, the ratio of loans to deposits was 86.91% compared to 79.58% at December 31, 1995. The increase in this ratio was due to management utilizing matured investment securities to partially fund loans as loans grew faster than deposits. Loans past due more than 90 days plus loans placed on nonaccrual status were approximately $3,387,000 or 1.42% of outstanding balances at June 30, 1996 compared to $3,358,000 or 1.55% of outstanding balances at the end of 1995. For the first half of 1996, management provided an additional $310,000 to the allowance for loan losses compared to the provision expense for the first half of 1995. As a result of the Company's continued loan growth and introduction of Loan Central, Inc., a finance company which emphasizes consumer loans, management expects the provision for loan losses to remain at its current level adjusted to reflect charges to the allowance for any account carrying a specific allocation.

Total investment securities declined 14.02% from December 31, 1995. The decrease in investments was due to the reinvestment of maturities and calls into loans where higher yields were recognized. U.S. Treasury notes and U.S. Government agencies declined $5,489,000 and $5,495,000 from December 31, 1995. The fair market value of the investment portfolio was less than the amortized cost by $76,000 at June 30, 1996 compared to an $816,000 unrealized gain at December 31, 1995. The decrease in market value was due to an increase in market rates during the first half of 1996. Within the Company's investment portfolio are securities which are considered to be structured notes.

Structured notes are debt securities other than mortgage-backed securities whose cash flow characteristics depend on one or more indices and/or that have embedded forward, put or call options. The investment portfolio contains $17,000,000 of structured notes which represents 23.89% of the entire portfolio. The fair market value of these securities was less than the amortized cost by $206,000 or 1.48%. Management has the ability and intends to hold these securities to maturity. The Company has had no sales of investment securities during 1996 and does not anticipate any sales.

Total deposits at June 30, 1996, of $275,273,000 represents an increase of $2,904,000 or 1.07% from December 31, 1995. Time deposits accounted for the growth by increasing $2,233,000. Savings and interest-bearing demand deposits are up slightly.

Other  borrowed  funds are  primarily  advances  from the Federal Home Loan Bank
(FHLB), which are used to fund loan growth and management has matched the FHLB advance repayment terms with loans that have similar repayments. The increase in promissory notes are a result of Loan Central utilizing this type of debt to fund loan growth.

Total shareholders' equity at June 30, 1996 of $28,500,000 was 3.35% greater than the balance of $27,577,000 on December 31, 1995. Contributing to this increase was year-to-date income of $1,527,000 and proceeds from the issuance of common stock through the dividend reinvestment plan of $413,000 less cash dividends paid of $632,000, or $.59 per share (adjusted for stock split). The cash dividend represents 41.36% of the year-to-date income; although the Dividend Reinvestment Plan effectively reduces the payout ratio to 14.30%. Management's decision to effect a five for four stock split was generated by a desire to make the Company's common stock more accessible to the smaller investor.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp.'s net income was $800,000 for the second quarter and $1,527,000 for the first six months of 1996, up 25.70% and 24.35%, respectively, compared to $637,000 and $1,228,000 for the same periods in 1995. Comparing the first half of 1996 to the first half of 1995, return on average assets was .96% compared to .78% and return on average equity was 10.97% compared to 9.94%. The Company's net income per share for the second quarter was $.62, a 21.57% increase over 1995's $.51 and $1.18 for the first six months, up 20.41% over 1995's $.98, adjusted for the five for four stock split. Contributing to the gain in net income over June 30, 1995's performance was net interest income which exceeded the year-to-date and second quarter of last year by $1,111,000 and $646,000. Total interest income was up $831,000 and total interest expense was down $281,000 for the first six months of 1996 compared to the same period in 1995. Due to the change in balance sheet mix as discussed earlier, the
Company had an increase in the spread between earning assets and interest-bearing liabilities. Management does not expect this trend to the interest margin to continue indefinitely. The Bank's adjusted cumulative gap reflects a modest asset sensitive position of 1.16% in the time frame of less than one year. This gap position is well within the Bank's Asset and Liability Policy of plus or minus 15%. As a result, the Company does not expect a large change in net interest income due to an increase or decrease in interest rates. See the gap table on pages 15 and 16 for more detailed information on asset and liability ratios.

Other income increased $59,000 and $16,000 over the year-to-date and second quarter of 1995. The increase is primarily due to service charges on deposit accounts. Other expense increased $293,000 or 12.82% over the second quarter of 1995 and increased $464,000 or 10.19% over the first six months of 1995. The increase in salary and employee benefits was due to an increase in the number of full-time equivalent employees from 183 at June 30, 1995 to 188 at June 30, 1996 and from annual merit increases. The increase in occupancy, furniture and equipment, and other operating expenses were caused by the expense associated with the establishment of two offices for Loan Central, Inc. and an additional building for the Bank used for general office space. The Bank's insurance rate per $100 of deposits for the first half of 1996 was $0 compared to $.23 for the first half of 1995. As a result, FDIC premiums are down significantly.

CAPITAL RESOURCES

Shareholders'   equity  totaled  $28,500,000  at  June  30,  1996,  compared  to
$27,577,000 at December 31, 1995. All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                    Company Ratios                   Regulatory
                             June 30, 1996    December 31, 1995        Minimum
                             -------------    -------------------      --------

Tier 1 risk-based capital       12.56%                13.27%              4.00%
Total risk-based capital ratio  13.73%                14.45%              8.00%
Leverage ratio                   8.77%                 8.54%         4.00-5.00%

Cash dividends paid of $632,000 ($.49 per share) for the first six months of 1996 represents a 7.92% increase over the cash dividends paid during the same period in 1995 ($.47 per share). The increase in cash dividends paid is due to the additional shares outstanding during 1996 which were not outstanding during 1995 and to the increase in the dividend paid per share. During the first half of 1996, the Company issued 11,671 shares under the dividend reinvestment and stock purchase plan. At June 30, 1996, approximately 54% of the shareholders were enrolled in the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and held-to-maturity securities maturing within one year of $45,750,000 represented 14.16% of total assets at June 30, 1996. In addition, the Corporation has established a $16,200,000 line of credit with the Federal Home Loan Bank in Cincinnati to further enhance the bank's ability to meet liquidity demands. The Company experienced a decrease of $4,837,000 in cash and cash equivalents for the six months ended June 30, 1996. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

CONCENTRATION OF CREDIT RISK

The Company maintains a diversified credit portfolio, with real estate loans comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in southeastern Ohio. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

                                                OHIO VALLEY BANC CORP
                                              RATE SENSITIVITY ANALYSIS
                                                  As of June 30, 1996


                                                                                             Non-rate
                                                                                            Sensitive
                                               1 To            3 To            1 To           & Over
                                              90 Days        12 Months        5 Years         5 Years          Total
ASSETS
    Interest-earning assets:
         Interest-bearing balances
            with banks                    $     52,461                                                    $     52,461
         Investment securities              11,628,948    $ 14,335,966    $ 36,563,316    $  8,625,161      71,153,391
         Total loans                        58,614,742      84,543,903      46,626,588      49,445,895     239,231,128
              Total interest-
                earning assets              70,296,151      98,879,869      83,189,904      58,071,056     310,436,980

    Noninterest-earning assets:
         Cash and noninterest-bearing
            deposits with banks                                                              6,393,621       6,393,621
         Bank premises and equipment                                                         5,720,098       5,720,098
         Accrued interest receivable                                                         2,310,265       2,310,265
         Other assets                                                                          986,621         986,621
         Less: Allowance for loan losses                                                    (2,648,505)     (2,648,505)
                   Total assets           $ 70,296,151    $ 98,879,869    $ 83,189,904    $ 70,833,156    $323,199,080


                                   (Continued)
                                       15

                                               OHIO VALLEY BANC CORP
                                       RATE SENSITIVITY ANALYSIS (Continued)
                                               As of June 30, 1996



                                                                                             Non-rate
                                                                                            Sensitive
                                               1 To            3 To            1 To           & Over
                                             90 Days        12 Months        5 Years         5 Years          Total
    LIABILITIES AND
       SHAREHOLDERS' EQUITY
    Interest-bearing liabilities:
         Interest-bearing deposits        $ 87,672,769    $ 65,753,785    $ 84,321,962    $  3,867,000    $241,615,516
         Securities sold under agreements
           to repurchase                     8,817,296                                                       8,817,296
         Other borrowed funds                2,132,906       1,046,787       3,588,891         588,685       7,357,269
              Total interest-bearing
              liabilities                   98,622,971      66,800,572      87,910,853       4,455,685     257,790,081

    Noninterest-bearing liabilities:
         Noninterest-bearing deposits                                                       33,657,022      33,657,022
         Accrued liabilities                                                                 3,251,632       3,251,632
         Total shareholders' equity                                                         28,500,345      28,500,345
              Total liabilities and
                 shareholders' equity     $ 98,622,971    $ 66,800,572    $ 87,910,853    $ 69,864,684    $323,199,080

    Rate sensitive gap                    $(28,326,820)   $ 32,079,297    $ (4,720,949)   $ 53,615,371    $ 49,162,112
    Rate sensitive gap as a
       percentage of total assets                (8.77)%          9.93 %         (1.46)%         16.59 %         15.21 %

    Cumulative gap                        $(28,326,820)   $  3,752,477    $   (968,472)   $ 52,646,899
    Cumulative gap as a
       percentage of total assets                (8.77)%          1.16 %         (0.30)%         16.29 %


                              OHIO VALLEY BANC CORP
                           Part II - Other Information



Submission of Matters to a Vote of Security Holders

Ohio Valley Banc Corp. held its Annual Meeting of Shareholders on April 3,1996, for the purpose of electing directors and increasing the number of authorized shares of the Company from 2,000,000 to 5,000,000. Shareholders received proxy materials containing the information required by these items. Three Directors, James L. Dailey, Morris E. Haskins, and W. Lowell Call, were nominated for reelection and were reelected. The proposal to increase the number of shares authorized was approved. The summary of voting of the 1,032,639 shares outstanding were as follows:

Director Candidate     Shares voted:   For     Against   Abstain

James L. Dailey                      861,616     818
Morris E. Haskins                    862,434
W. Lowell Call                       862,434

Increase in authorized shares        850,685    7,806     3,943

170,205 shares were not voted.

Exhibits and Reports on Form 8-K

A.   Exhibits - not applicable
B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first six months of 1996.



                                OHIO VALLEY BANC CORP.


    Date  August 13, 1996       /S/ James L. Dailey
                                James L. Dailey
                                Chairman and Chief Executive Officer


    Date  August 13, 1996       /S/ Jeffrey E. Smith
                                Jeffrey E. Smith
                                President, Chief Operating Officer
                                and Treasurer