Form 10-Q
period 1996-09-30
OHIO VALLEY BANC CORP
filed 1996-11-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  SEPTEMBER 30, 1996


                         Commission file number: 0-20914

                             Ohio Valley Banc Corp.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   31-1359191
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                  420 Third Avenue. Gallipolis, Ohio       45631
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                Yes    X       No
                                    -------       -------

       Indicate the number of shares outstanding of the issuers classes of commom stock, as of the latest practicable date.

       Common stock, $10.00 stated value         Outstanding at October 31, 1996
                                                 1,305,967 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      4

    Condensed Consolidated Statements of Cash Flows..................      5

    Notes to the Consolidated Financial Statements...................      6


    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     11

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    -------------
ASSETS
Cash and noninterest-bearing deposits with banks   $  8,542,944    $  7,605,748
Federal funds sold                                    1,000,000       3,625,000
                                                   ------------    ------------
     Total cash and cash equivalents                  9,542,944      11,230,748
Interest-bearing balances with banks                     61,536          50,880
Securities available-for-sale (Note 2)               31,070,561      33,402,258
Securities held-to-maturity (Approximate market
   value: $39,164,000 and $49,616,000)(Note 2)       39,174,162      49,350,373
Total loans (Note 3)                                249,460,977     216,756,892
Allowance for loan losses (Note 4)                   (2,776,036)     (2,388,639)
                                                   ------------    ------------
     Net loans                                      246,684,941     214,368,253
Premises and equipment, net                           5,637,194       5,577,841
Accrued interest receivable                           2,397,715       2,407,319
Other assets                                            831,440         656,992
                                                   ------------    ------------
          Total assets                             $335,400,493    $317,044,664
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $ 31,765,627    $ 33,299,593
Interest-bearing deposits                           251,588,275     239,069,007
                                                   ------------    ------------
     Total deposits                                 283,353,902     272,368,600
Securities sold under agreements to repurchase       11,272,071       9,504,350
Other borrowed funds (Note 6)                         7,669,362       4,729,201
Accrued liabilities                                   3,809,785       2,865,035
                                                   ------------    ------------
          Total liabilities                         306,105,120     289,467,186

SHAREHOLDERS' EQUITY
Common stock ($10.00 stated value, 5,000,000
   shares authorized; 1,305,967 shares issued
   and outstanding at September 30, 1996,
   1,029,325 shares issued and outstanding
   at December 31, 1995)                             13,059,670      10,293,250
Surplus                                              12,308,275      11,838,736
Retained earnings                                     3,903,293       5,081,704
Net unrealized gains on availalbe-for-sale
   securities                                            24,135         363,788
                                                   ------------    ------------
   Total shareholders' equity                        29,295,373      27,577,478
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $335,400,493    $317,044,664
                                                   ============    ============

               See notes to the consolidated financial statements.
                                        1

                                             OHIO VALLEY BANC CORP
                                       CONSOLIDATED STATEMENTS OF INCOME

                                         Three months ended              Nine months ended
                                            September 30,                  September 30,
                                         1996           1995            1996           1995
                                     ------------   ------------    ------------   ------------
Interest income:
   Interest and fees on loans        $  5,855,284   $  5,073,010    $ 16,579,901   $ 14,457,837
   Interest and dividends on
    investment  securities
      Taxable                             835,236      1,058,723       2,577,512      3,191,513
      Nontaxable                          154,910        142,653         464,328        362,476
      Dividends                            38,283         35,007         113,026        100,005
                                     ------------   ------------    ------------   ------------
                                        1,028,429      1,236,383       3,154,866      3,653,994
   Interest on federal funds sold           8,913         95,947         145,493        301,179
   Interest on deposits with banks            711         26,787           2,020        177,250
                                     ------------   ------------    ------------   ------------
      Interest on investments           1,038,053      1,359,117       3,302,379      4,132,423
                                     ------------   ------------    ------------   ------------
         Total interest income          6,893,337      6,432,127      19,882,280     18,590,260

Interest expense:
   Interest on deposits                 2,861,879      3,040,466       8,482,478      8,789,952
   Interest on repurchase agreements       79,127        142,292         267,325        482,059
   Interest on other borrowed funds       134,024         73,068         282,794        222,034
                                     ------------   ------------    ------------   ------------
        Total interest expense          3,075,030      3,255,826       9,032,597      9,494,045
                                     ------------   ------------    ------------   ------------

Net interest income                     3,818,307      3,176,301      10,849,683      9,096,215
Provision for loan losses (Note 4)        238,516        210,000         757,592        419,000
                                     ------------   ------------    ------------   ------------
Net interest income after provision     3,579,791      2,966,301      10,092,091      8,677,215

Other income:
   Service charges on deposit accounts    204,592        191,307         584,787        549,393
   Trust division income                   45,257         68,691         166,827        193,153
   Other operating income                  91,856         80,820         258,066        206,797
                                     ------------   ------------    ------------   ------------
        Total other income                341,705        340,818       1,009,680        949,343

Other expense:
   Salaries and employee benefits       1,581,939      1,355,291       4,490,268      3,906,832
   FDIC premiums                              500        (14,320)          1,500        282,993
   Occupancy expense                      115,748         83,860         342,835        257,547
   Furniture and equipment expense        167,000        131,428         461,147        388,795
   Data processing expense                136,100         91,000         365,955        265,032
   Other operating expense                729,369        608,573       2,091,723      1,712,956
                                     ------------   ------------    ------------   ------------
        Total other expense             2,730,656      2,255,832       7,753,428      6,814,155
                                     ------------   ------------    ------------   ------------

                                                  (Continued)

                                             OHIO VALLEY BANC CORP
                                 CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                         Three months ended              Nine months ended
                                            September 30,                  September 30,
                                         1996           1995            1996           1995
                                     ------------   ------------    ------------   ------------

Income before federal income taxes   $  1,190,840   $  1,051,287    $  3,348,343   $  2,812,403
Provision for income taxes                350,852        308,952         981,464        842,150
                                     ------------   ------------    ------------   ------------
Net income                           $    839,988   $    742,335    $  2,366,879   $  1,970,253
                                     ============   ============    ============   ============


Earnings per share (Note 1):         $        .65   $        .59    $       1.83   $       1.57
                                     ============   ============    ============   ============

Dividends per share (Note 1):        $        .25   $        .24    $        .74   $        .71
                                     ============   ============    ============   ============

Weighted average shares
   outstanding (Note 1):                1,302,883      1,268,499       1,295,739      1,260,087

                             See notes to the consolidated financial statements.
                                                       3

                                             OHIO VALLEY BANC CORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                            IN SHAREHOLDERS' EQUITY

                                        Three months ended              Nine months ended
                                           September 30,                  September 30,
                                        1996           1995            1996           1995
                                    ------------   ------------    ------------   ------------

Balance at beginning of period      $ 28,500,345   $ 25,594,060    $ 27,577,478   $ 24,387,516

Net income                               839,988        742,335       2,366,879      1,970,253

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan                     242,932        197,306         656,169        699,641

Cash paid in lieu of fractional
   shares in stock split                                                 (9,214)       (11,216)

Cash dividends                          (324,744)      (303,500)       (956,286)      (888,720)

Net change in unrealized
   appreciation on available-
   for-sale securities                    36,852         (3,414)       (339,653)        69,313
                                    ------------   ------------    ------------   ------------

Balance at end of period            $ 29,295,373   $ 29,226,787    $ 29,295,373   $ 26,226,787
                                    ============   ============    ============   ============

                             See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Nine months ended September 30,
                                                   1996                1995
                                               ------------        ------------

Net cash from operating activities             $  4,400,087        $  3,686,715

Investing activities
   Proceeds from maturities of
      available-for-sale securities               9,000,000           1,968,491
   Purchases of available-for-sale
      securities                                 (7,046,953)         (2,944,741)
   Proceeds from maturities of
      held-to-maturity securities                10,706,524          11,618,557
   Purchase of held-to-maturity securities         (621,175)        (11,674,946)
   Change in interest-bearing deposits
      in other banks                                (10,656)          4,008,172
   Proceeds from sale of student loans                                1,435,520
   Net increase in loans                        (33,035,688)        (12,630,367)
   Purchase of premises and equipment, net         (463,797)           (449,005)
                                               ------------        ------------
        Net cash from investing activities      (21,471,745)         (8,668,319)

Financing activities
   Net increase in deposit accounts              10,985,302           8,107,417
   Cash dividends                                  (956,286)           (888,720)
   Cash paid in lieu of fractional shares
      in stock split                                 (9,214)            (11,216)
   Proceeds from issuance of common stock           656,169             699,641
   Change in securities sold under
      agreements to repurchase                    1,767,721            (433,492)
   Proceeds from other borrowed funds            45,074,524
   Repayment of other borrowed funds            (42,134,362)           (264,767)
                                               ------------        ------------
        Net cash from financing activities       15,383,854           7,208,863
                                               ------------        ------------

Increase (decrease) in cash and cash
   equivalents                                   (1,687,804)         (2,227,259)
Cash and cash equivalents at beginning
   of period                                     11,230,748          12,947,047
                                               ------------       -------------
Cash and cash equivalents at end of period     $  9,542,944       $  15,174,306
                                               ============       =============



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

    These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at September 30, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

    The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

    For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the nine months ended September 30, 1996 and September 30, 1995, Ohio Valley Banc Corp. paid interest in the amount of $9,449,762 and $9,027,447, respectively. For the nine months ended September 30, 1996 and September 30, 1995, Ohio Valley Banc Corp. paid income taxes of $1,000,000 and $772,635, respectively.

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


                                   (Continued)
                                        6

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at September 30, 1996 and December 31, 1995 are as follows:

                                           September 30, 1996
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $ 28,528,876   $  254,948   $   41,433   $ 28,742,391
Marketable equity
   securities                2,205,117                   176,947      2,328,170
                          ------------   ----------   ----------   ------------
     Total securities     $ 31,033,993   $  254,948   $  218,380   $ 31,070,561
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $ 25,440,611   $   82,751   $  263,680   $ 25,259,682
Obligations of state and
   political subdivisions   12,409,904      243,923       47,259     12,606,568
Corporate Obligations          758,834        5,216                     764,050
Mortgage-backed securities     564,813        1,399       32,317        533,895
                          ------------   ----------   ----------   ------------
     Total securities     $ 39,174,162   $  333,289   $  343,256   $ 39,164,195
                          ============   ==========   ==========   ============

                                           December 31, 1995
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                             Cost           Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
  securities              $ 30,471,046   $  724,714   $   25,072   $ 31,170,688
Marketable equity
  securities                 2,380,017                   148,447      2,231,570
                          ------------   ----------   ----------   ------------
     Total securities     $ 32,851,063   $  724,714   $  173,519   $ 33,402,258
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
 securities               $ 34,935,131   $  258,698   $  286,236   $ 34,907,593
Obligations of state and
 political subdivisions     12,280,605      317,478       28,265     12,569,818
Corporate Obligations        1,511,996       19,393          389      1,531,000
Mortgage-backed securities     622,641        1,426       16,905        607,162
                          ------------   ----------   ----------   ------------
     Total securities     $ 49,350,373   $  596,995   $  331,795   $ 49,615,573
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of debt investment securities at September 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available for Sale             Held to Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $  5,015,395   $  5,016,875   $ 12,960,793   $ 12,860,304
 Due in one to
   five years            23,513,481     23,725,516     19,482,908     19,433,105
 Due in five to
   ten years                                            6,165,648      6,336,891
  Mortgage-backed sec.                                    564,813        533,895
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $ 28,528,876   $ 28,742,391   $ 39,174,162   $ 39,164,195
                       ============   ============   ============   ============

Gains and losses on the sale of investment securities are determined using the specific identification method. There were no sales of debt or equity securities during the first nine months of 1996 or 1995.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                    September 30,   December 31,
                                                        1996            1995
                                                    ------------    ------------
Real estate loans                                   $112,335,798    $104,398,656
Commercial and industrial loans                       60,469,433      44,374,561
Consumer loans                                        74,609,982      66,783,608
Other loans                                            2,045,764       1,200,067
                                                    ------------    ------------
                                                    $249,460,977    $216,756,892
                                                    ============    ============

At September 30, 1996 and December 31, 1995, loans on nonaccrual status were approximately $1,790,000 and $963,000, respectively. Loans past due more than 90 days and still accruing at September 30, 1996 and December 31, 1995 were $1,430,000 and $2,395,000, respectively. Other real estate owned at September 30, 1996 totaled $217,570 compared to $202,046 at December 31, 1995.


                                   (Continued)
                                        8

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1996 and September 30, 1995 is as follows:

                                                       1996             1995
                                                   ------------     ------------

    Balance - January 1,                           $  2,388,639     $  2,183,766
    Loans charged off:
         Real estate                                      1,250           28,173
         Commercial                                      73,374          181,635
         Consumer                                       336,288          230,202
                                                   ------------     ------------
              Total loans charged off                   410,912          440,010
    Recoveries of loans:
         Real estate                                                           6
         Commercial                                         103           27,715
         Consumer                                        40,614           32,247
                                                   ------------      -----------
              Total recoveries                           40,717           59,968

    Net loan charge-offs                              (370,195)        (380,042)

    Provision charged to operations                     757,592          419,000
                                                   ------------     ------------
    Balance - September 30,                        $  2,776,036     $  2,222,724
                                                   ============     ============

Information  regarding  impaired  loans at September 30, 1996 and September 30,
1995:
                                                       1996             1995
                                                   ------------     ------------
   Balance of impaired loans                       $  1,599,876     $    579,423

      Less portion for which no allowance for
         loan losses is allocated
                                                   ------------     ------------
      Portion of impaired loan balance for which an
         allowance for credit losses is allocated  $  1,599,876     $    579,423
                                                   ============     ============
      Portion of allowance for loan losses
         allocated to the impaired loan balance    $    100,000     $    100,000
                                                   ============     ============

Information regarding impaired loans for the periods ended September 30, 1996 and September 30, 1995:

         Average investment in impaired
            loans for the year                     $  1,554,196     $    636,941

         Interest income recognized on impaired
            loans including interest income
            recognized on a cash basis                    9,396           41,752

         Interest income recognized on impaired
            loans on a cash basis                         9,396


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
     INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 10.45% of total loans are unsecured at September 30, 1996.

     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 1996, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $28,324,000.

     NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at September 30, 1996 and December 31, 1995 are primarily comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans. Advances at September 30, 1996 and December 31, 1995 have original principal balances totaling $8,000,000 and $6,000,000. Interest expense on FHLB advances for the nine months ending September 30, 1996 and 1995 was $252,989 and $213,935, respectively Promissory notes are due at various dates through a final maturity date of May 29, 2002.

                                Interest           Balance            Balance
         Maturity                Rates            at 9/30/96        at 12/31/95
         --------               -------          ------------       ------------

           1996                   5.42           $  2,000,000
           1998                   5.55                452,715      $     464,674
           2000                6.00-6.15            1,500,000          1,500,000
           2002                5.80-6.10            2,383,652          2,624,947
                                                 ------------      -------------
         Total FHLB borrowings                      6,336,367          4,589,621
     Promissory notes          4.50-7.10            1,332,995            139,580
                                                 ------------      -------------
           Total                                 $  7,669,362      $   4,729,201
                                                 ============      =============

The following table is a summary of the scheduled principal payments for these borrowings at September 30, 1996:

                      1996      1997      1998      1999      2000    Thereafter
                      ----      ----      ----      ----      ----    ----------

FHLB borrowings   $2,116,238 $ 362,881 $ 797,305 $ 389,718 $1,913,709 $  756,516

Promissory notes     447,282   784,532    10,230    15,981     16,780     58,190

                                   (Continued)

                              OHIO VALLEY BANC CORP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at September 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the year-to-date and quarterly periods ending September 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

Ohio Valley Banc Corp.'s consolidated total assets grew by $18,356,000 or 5.79% for the first nine months of 1996 to reach $335,400,000. During that time, the Bank experienced an increase in loans of $32,704,000 and a decrease in investment securities of $12,508,000. In addition, total deposits are up $10,985,000 and other borrowed funds are up $2,940,000. These changes represent a strategy employed by management to restructure its balance sheet mix to achieve higher performance. Maturing investment securities were used to fund loans where higher yields were recognized and an added benefit of using investments to fund loans was that management did not have to be as aggressive on pricing deposits. The end result was a higher yield on earning assets and a lower cost of funds.

For the first nine months of 1996, management generated a 15.09% increase in total loan balances. The largest contributor to the growth in loans was commercial loans which grew $16,095,000 or 36.27% from December 31, 1995 to September 30, 1996. For the same time period, mortgage loans and consumer loans increased $7,937,000 and $7,826,000, respectively. At September 30, 1996, the ratio of loans to deposits was 88.04% compared to 79.58% at December 31, 1995. The increase in this ratio was due to management utilizing matured investment securities to partially fund loans as loans grew faster than deposits. Loans past due more than 90 days plus loans placed on nonaccrual status were approximately $3,220,000 or 1.29% of outstanding balances at September 30, 1996 compared to $3,358,000 or 1.55% of outstanding balances at the end of 1995. For the first nine months of 1996, management provided an additional $339,000 to the allowance for loan losses compared to the provision expense for the same period in 1995. As a result of the Company's continued loan growth and introduction of Loan Central, Inc., a finance company which emphasizes consumer loans, management expects the provision for loan losses to remain at its current level adjusted to reflect charges to the allowance for any account carrying a specific allocation.

Total investment securities declined 15.12% from December 31, 1995. The decrease in investments was due to the reinvestment of maturities and calls into loans where higher yields were recognized. U.S. Government agencies and U.S. Treasury notes declined $9,495,000 and $2,428,000 from December 31, 1995. The fair market value of the investment portfolio was more than the amortized cost by $27,000 at September 30, 1996 compared to an $816,000 unrealized gain at December 31, 1995. The decrease in market value was due to an increase in market rates from December 31, 1995 levels. Within the Company's investment portfolio are securities which are considered to be structured notes. Structured notes are debt securities other than mortgage-backed securities whose cash flow characteristics depend on one or more indices and/or that have embedded forward, put or call options. The investment portfolio contains $14,000,000 of structured notes which represents 19.93% of the entire portfolio. The fair market value of these securities was less than the amortized cost by $239,000 or 1.71%. Management has the ability and intends to hold these securities to maturity. While the Company has had no sales of investment securities during 1996, it anticipates the sale of its mutual funds in the fourth quarter.

Total deposits at September 30, 1996, of $283,354,000 represents an increase of $10,985,000 or 4.03% from December 31, 1995. Time deposits accounted for the growth by increasing $15,987,000. The majority of the growth in time deposits occurred during the third quarter as management moved back to funding loans with deposits. Savings and interest-bearing demand deposits are down $3,468,000.

Other  borrowed  funds are  primarily  advances  from the Federal Home Loan Bank
(FHLB), which are used to fund loan growth and management has matched the FHLB advance repayment terms with loans that have similar repayments. The increase in promissory notes are a result of Loan Central utilizing this type of debt to fund loan growth.

Total shareholders' equity at September 30, 1996 of $29,295,000 was 6.23% greater than the balance of $27,577,000 on December 31, 1995. Contributing to this increase was year-to-date income of $2,367,000 and proceeds from the issuance of common stock through the dividend reinvestment plan of $656,000 less cash dividends paid of $956,000, or $.74 per share (adjusted for stock split). The cash dividend represents 40.40% of the year-to-date income; although the Dividend Reinvestment Plan effectively reduces the payout ratio to 12.68%. Management's decision to effect a five for four stock split was generated by a desire to make the Company's common stock more accessible to the smaller investor.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp.'s net income was $840,000 for the third quarter and $2,367,000 for the first nine months of 1996, up 13.15% and 20.13%, respectively, compared to $742,000 and $1,970,000 for the same periods in 1995. Comparing the first nine months of 1996 to the first nine months of 1995, return on average assets was .98% compared to .82% and return on average equity was 11.19% compared to 10.45%. The Company's net income per share for the third quarter was $.65, a 10.17% increase over 1995's $.59 and $1.83 for the first nine months, up 16.56% over 1995's $1.57, adjusted for the five for four stock split. Contributing to the gain in net income over September 30, 1995's performance was net interest income which exceeded the year-to-date and third quarter of last year by $1,753,000 and $642,000. Total interest income was up $1,292,000 and total interest expense was down $461,000 for the first nine months of 1996 compared to the same period in 1995. Due to the change in balance sheet mix as discussed earlier, the Company had an increase in the spread between earning assets and interest-bearing liabilities. Management does not expect this trend to the interest margin to continue indefinitely. The Bank's adjusted cumulative gap reflects a modest asset sensitive position of 1.53% in the time frame of less than one year. This gap position is well within the Bank's Asset and Liability Policy of plus or minus 15%. As a result, the Company does not expect a large change in net interest income due to an increase or decrease in interest rates. See the gap table on pages 15 and 16 for more detailed information on asset and liability ratios.

Other income increased $60,000 and $1,000 over the year-to-date and third quarter of 1995. The increase is primarily due to service charges on deposit accounts. Other expense increased $475,000 or 21.05% over the third quarter of 1995 and increased $939,000 or 13.78% over the first nine months of 1995. The increase in salary and employee benefits was due to an increase in the number of full-time equivalent employees from 172 at September 30, 1995 to 190 at September 30, 1996 and from annual merit increases. The increase in occupancy, furniture and equipment, and other operating expenses were caused by the expense associated with the establishment of two offices for Loan Central, Inc. and an additional building for the Bank used for general office space. The Bank's insurance rate per $100 of deposits for 1996 was $0 compared to $.23 for the first half and $.04 for the second half of 1995. As a result, FDIC premiums are down significantly.

CAPITAL RESOURCES

Shareholders' equity totaled $29,295,000 at September 30, 1996, compared to $27,577,000 at December 31, 1995. All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                      Company Ratios                  Regulatory
                           September 30, 1996   December 31, 1995       Minimum
                           ------------------   -----------------      --------

Tier 1 risk-based capital       12.54%                13.27%              4.00%
Total risk-based capital ratio  13.74%                14.45%              8.00%
Leverage ratio                   8.82%                 8.54%         4.00-5.00%

Cash dividends paid of $956,000 ($.74 per share) for the first nine months of 1996 represents a 7.60% increase over the cash dividends paid during the same period in 1995 ($.71 per share). The increase in cash dividends paid is due to the additional shares outstanding during 1996 which were not outstanding during 1995 and to the increase in the dividend paid per share. During the first nine months of 1996, the Company issued 18,663 shares under the dividend reinvestment and stock purchase plan. At September 30, 1996, approximately 55% of the shareholders were enrolled in the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and held-to-maturity securities maturing within one year of $53,636,000 represented 15.99% of total assets at September 30, 1996. In addition, the Corporation has established a $16,200,000 line of credit with the Federal Home Loan Bank (FHLB) in Cincinnati to further enhance the bank's ability to meet liquidity demands. Beginning January 1, 1997, the Bank's borrowing capacity with the FHLB will increase due to the exemption of FHLB stock from the limitation of investing no more than 10% of capital in any one security. The Company experienced a decrease of $1,688,000 in cash and cash equivalents for the nine months ended September 30, 1996. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

                                                 OHIO VALLEY BANC CORP
                                               RATE SENSITIVITY ANALYSIS
                                               As of September 30, 1996


                                                                                            Non-rate
                                                                                            Sensitive
                                              1 To            3 To           1 To            & Over
                                             90 Days        12 Months       5 Years          5 Years         Total
                                          ------------    ------------    -----------     ------------    ------------
ASSETS
    Interest-earning assets:
         Federal funds sold               $  1,000,000                                                    $  1,000,000
         Interest-bearing balances
            with banks                          61,536                                                          61,536
         Investment securities              10,873,420    $ 13,159,157    $ 37,718,325    $  8,493,821      70,244,723
         Total loans                        64,435,739      87,654,344      47,932,496      49,438,398     249,460,977
                                          ------------    ------------    ------------    ------------    ------------
              Total interest-
                earning assets              76,370,695     100,813,501      85,650,821      57,932,219     320,767,236

    Noninterest-earning assets:
         Cash and noninterest-bearing
            deposits with banks                                                              8,542,944       8,542,944
         Bank premises and equipment                                                         5,637,194       5,637,194
         Accrued interest receivable                                                         2,397,715       2,397,715
         Other assets                                                                          831,440         831,440
         Less: Allowance for loan losses                                                    (2,776,036)     (2,776,036)
                                          ------------    ------------    ------------    ------------    ------------
                   Total assets           $ 76,370,695    $100,813,501    $ 85,650,821    $ 72,565,476    $335,400,493
                                          ============    ============    ============    ============    ============


                                                      (Continued)
                                                          15

                                                 OHIO VALLEY BANC CORP
                                         RATE SENSITIVITY ANALYSIS (Continued)
                                               As of September 30, 1996

                                                                                            Non-rate
                                                                                            Sensitive
                                              1 To            3 To            1 To           & Over
                                             90 Days        12 Months        5 Years         5 Years         Total
                                          ------------    ------------    ------------    ------------    ------------
LIABILITIES AND
   SHAREHOLDERS' EQUITY
    Interest-bearing liabilities:
         Interest-bearing deposits        $ 91,408,633    $ 65,772,203    $ 90,644,439    $  3,763,000    $251,588,275
         Securities sold under agreements
           to repurchase                    11,272,071                                                      11,272,071
         Other borrowed funds                2,534,244       1,050,871       3,608,803         475,444       7,669,362
                                          ------------    ------------    ------------    ------------    ------------
              Total interest-bearing
                 liabilities               105,214,948      66,823,074      94,253,242       4,238,444     270,529,708

    Noninterest-bearing liabilities:
         Noninterest-bearing deposits                                                       31,765,627      31,765,627
         Accrued liabilities                                                                 3,809,785       3,809,785
         Total shareholders' equity                                                         29,295,373      29,295,373
                                          ------------    ------------    ------------    ------------    ------------
              Total liabilities and
                 shareholders' equity     $105,214,948    $ 66,823,074    $ 94,253,242    $ 69,109,229    $335,400,493
                                          ============    ============    ============    ============    ============

    Rate sensitive gap                    $(28,844,253)   $ 33,990,427    $ (8,602,421)   $ 53,693,775    $ 50,237,528
                                          ============    ============    ============    ============    ============
    Rate sensitive gap as a
       percentage of total assets                (8.60)%         10.13 %         (2.56)%         16.01 %         14.98 %
                                          ============    ============    ============    ============    ============

    Cumulative gap                        $(28,844,253)   $  5,146,174    $ (3,456,247)   $ 50,237,528
                                          ============    ============    ============    ============
    Cumulative gap as a
       percentage of total assets                (8.60)%          1.53 %         (1.03)%         14.98 %
                                          ============    ============    ============    ============


                              OHIO VALLEY BANC CORP
                           Part II - Other Information



Submission of Matters to a Vote of Security Holders
---------------------------------------------------

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

Director Candidate     Shares voted:   For     Against   Abstain
------------------                     ---     -------   -------

James L. Dailey                      861,616     818
Morris E. Haskins                    862,434
W. Lowell Call                       862,434

Increase in authorized shares        850,685    7,806     3,943

170,205 shares were not voted.

Exhibits and Reports on Form 8-K
--------------------------------

A.   Exhibits - not applicable
B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first nine months of 1996.



                                OHIO VALLEY BANC CORP.
                                ------------------------------------


    Date  November 13, 1996     /S/ James L. Dailey
          -----------------     ------------------------------------
                                James L. Dailey
                                Chairman and Chief Executive Officer


    Date  November 13, 1996     /S/ Jeffrey E. Smith
          -----------------     ------------------------------------
                                Jeffrey E. Smith
                                President, Chief Operating Officer
                                and Treasurer