Form 10-Q
period 1997-03-31
OHIO VALLEY BANC CORP
filed 1997-05-15
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  MARCH 31, 1997


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

       Common stock, $1.00 stated value          Outstanding at April 30, 1997
                                                 1,326,326 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      4

    Condensed Consolidated Statements of Cash Flows..................      5

    Notes to the Consolidated Financial Statements...................      6


    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     11

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    -------------
ASSETS
Cash and noninterest-bearing deposits with banks   $  8,159,765    $  8,687,640
Federal funds sold                                    8,950,000
                                                   ------------    ------------
     Total cash and cash equivalents                 17,109,765       8,687,640
Interest-bearing balances with banks                    101,986          77,618
Securities available-for-sale (Note 2)               33,163,199      30,591,988
Securities held-to-maturity (Approximate market
   value: $33,149,000 and $36,253,000)(Note 2)       32,978,077      35,996,835
Total loans (Note 3)                                258,302,556     254,044,106
Allowance for loan losses (Note 4)                   (3,117,885)     (3,080,494)
                                                   ------------    ------------
     Net loans                                      255,184,671     250,963,612
Premises and equipment, net                           7,052,010       6,365,672
Accrued interest receivable                           2,404,719       2,354,809
Other assets                                          6,238,206       5,884,503
                                                   ------------    ------------
          Total assets                             $354,232,633    $340,922,677
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $ 34,578,180    $ 34,091,593
Interest-bearing deposits                           259,521,257     247,733,542
                                                   ------------    ------------
     Total deposits                                 294,099,437     281,825,135
Securities sold under agreements to repurchase       10,769,860       8,713,972
Other borrowed funds (Note 6)                        14,544,517      17,210,117
Accrued liabilities                                   3,854,136       2,795,452
                                                   ------------    ------------
          Total liabilities                         323,267,950     310,544,676
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 1,326,326 shares issued
   and outstanding at March 31, 1997; $10.00
   stated value, 1,318,262 shares issued and
   outstanding at December 31, 1996)                  1,326,326      13,182,620
Surplus                                              24,774,017      12,618,641
Retained earnings                                     4,831,796       4,376,500
Net unrealized gains on available-for-sale
   securities                                            32,544         200,240
                                                   ------------    ------------
   Total shareholders' equity                        30,964,683      30,378,001
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $354,232,633    $340,922,677
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                               Three months ended March 31,
                                                 1997                1996
                                             ------------        ------------

   Interest and fees on loans                $  6,144,464        $  5,202,484
   Interest and dividends on securities:
      Taxable                                     793,950             897,952
      Nontaxable                                  153,838             155,558
      Dividends                                    44,423              37,215
                                             ------------        ------------
                                                  992,211           1,090,725
   Interest on federal funds sold                  12,382              79,247
   Interest on deposits with banks                  1,152                 657
                                             ------------        ------------
      Interest on investments                   1,005,745           1,170,629
                                             ------------        ------------
         Total interest income                  7,150,209           6,373,113

Interest expense:
   Interest on deposits                         2,978,813           2,834,241
   Interest on repurchase agreements               69,861              99,884
   Interest on other borrowed funds               249,544              70,776
                                             ------------        ------------
        Total interest expense                  3,298,218           3,004,901
                                             ------------        ------------

Net interest income                             3,851,991           3,368,212
Provision for loan losses (Note 4)                299,482             237,802
                                             ------------        ------------
Net interest income after provision             3,552,509           3,130,410

Other income:
   Service charges on deposit accounts            186,919             181,477
   Trust division income                           47,695              75,608
   Other operating income                         180,720              81,666
                                             ------------        ------------
        Total other income                        415,334             338,751

Other expense:
   Salaries and employee benefits               1,682,535           1,414,089
   FDIC premiums                                    8,498                 500
   Occupancy expense                              122,417             123,852
   Furniture and equipment expense                141,347             143,468
   Data processing expense                        156,000             106,737
   Other operating expense                        782,311             656,564
                                             ------------        ------------
        Total other expense                     2,893,108           2,445,210
                                             ------------        ------------

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                               Three months ended March 31,
                                                 1997                1996
                                             ------------        ------------

Income before federal income taxes           $  1,074,735        $  1,023,951
Provision for income taxes                        289,873             297,385
                                             ------------        ------------
Net income                                   $    784,862        $    726,566
                                             ============        ============


Earnings per share (Note 1):                 $        .45        $        .42
                                             ============        ============

Dividends per share (Note 1):                $        .19        $        .18
                                             ============        ============

Weighted average shares
   outstanding (Note 1):                        1,763,334           1,718,657


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                                               Three months ended March 31,
                                                 1997                1996
                                             ------------        ------------

Balance at beginning of period               $ 30,378,001        $ 27,577,478

Net income                                        784,862             726,566

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan                              299,082             141,265

Cash dividends                                   (329,566)           (308,798)

Net change in unrealized
   appreciation on available-
   for-sale securities                           (167,696)           (148,819)
                                             ------------        ------------

Balance at end of period                     $ 30,964,683        $ 27,987,692
                                             ============        ============


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Three months ended March 31,
                                                   1997                1996
                                               ------------        ------------

Net cash from operating activities             $  1,926,842        $    734,048

Investing activities
   Proceeds from maturities of
      securities available-for-sale               1,000,000           5,500,000
   Purchases of securities available-
      for-sale                                   (3,008,281)
   Proceeds from maturities of
      securities held-to-maturity                 4,012,365           3,914,346
   Purchase of securities held-to-maturity       (1,782,783)           (345,680)
   Change in interest-bearing deposits
      in other banks                                (24,368)               (300)
   Net increase in loans                         (4,520,540)        (11,043,269)
   Purchase of premises and equipment, net         (815,216)           (236,158)
                                               ------------        ------------
        Net cash from investing activities       (5,138,823)         (2,211,061)

Financing activities
   Net change in deposits                        12,274,302           5,559,863
   Cash dividends                                  (329,566)           (308,798)
   Proceeds from issuance of common stock           299,082             141,265
   Change in securities sold under
      agreements to repurchase                    2,055,888           1,766,335
   Proceeds from long-term borrowings            11,200,000           2,279,523
   Repayment of long-term borrowings             (4,090,600)         (2,364,813)
   Change in other short-term borrowings         (9,775,000)
                                               ------------        ------------
        Net cash from financing activities       11,634,106           7,073,375
                                               ------------        ------------

Change in cash and cash equivalents               8,422,125           5,596,362
Cash and cash equivalents at beginning
   of year                                        8,687,640          11,230,748
                                               ------------       -------------
Cash and cash equivalents at end of year       $ 17,109,765       $  16,827,110
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at March 31, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the three months ended March 31, 1997 and March 31, 1996, Ohio Valley Banc Corp. paid interest in the amount of $2,944,177 and $3,642,552, respectively. For the three months ended March 31, 1997 and March 31, 1996, Ohio Valley Banc Corp. paid income taxes of $160,000 and $0, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. On April 9, 1997, the Board of Directors declared a four for three stock split to shareholders of record on April 21, 1997. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

On April 9, 1997, the shareholders approved a proposal to fix the stated capital of the common shares of the Company at one dollar per share, a change from ten dollars per share previously applied.










                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at March 31, 1997 and December 31, 1996 are as follows:

                                             March 31, 1997
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $ 30,055,191   $  226,394   $   59,898   $ 30,221,687
Marketable equity
   securities                3,058,700                   117,188      2,941,512
                          ------------   ----------   ----------   ------------
     Total securities     $ 33,113,891   $  226,394   $  177,086   $ 33,163,199
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $ 19,690,814   $   72,081   $  106,777   $ 19,656,118
Obligations of state and
   political subdivisions   12,247,807      260,254       28,818     12,479,243
Corporate Obligations          506,960        5,090                     512,050
Mortgage-backed securities     532,496        1,299       31,896        501,899
                          ------------   ----------   ----------   ------------
     Total securities     $ 32,978,077   $  338,724   $  167,491   $ 33,149,310
                          ============   ==========   ==========   ============

                                           December 31, 1996
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
  securities              $ 28,038,794   $  432,570   $    4,176   $ 28,467,188
Marketable equity
  securities                 2,249,800                   125,000      2,124,800
                          ------------   ----------   ----------   ------------
     Total securities     $ 30,288,594   $  432,570   $  129,176   $ 30,591,988
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
 securities               $ 22,441,039   $  100,444   $   84,667   $ 22,456,816
Obligations of state and
 political subdivisions     12,252,242      288,961       29,808     12,511,395
Corporate Obligations          758,062        7,838                     765,900
Mortgage-backed securities     545,492        1,724       28,551        518,665
                          ------------   ----------   ----------   ------------
     Total securities     $ 35,996,835   $  398,967   $  143,026   $ 36,252,776
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $  6,982,393   $  7,033,281   $ 12,899,754   $ 12,833,022
 Due in one to
   five years            23,072,798     23,188,406     14,181,789     14,261,567
 Due in five to
   ten years                                            5,364,038      5,552,822
  Mortgage-backed sec.                                    532,496        501,899
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $ 30,055,191   $ 30,221,687   $ 32,978,077   $ 33,149,310
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt or equity securities during the first three months of 1997 or 1996.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      March 31,     December 31,
                                                        1997            1996
                                                    ------------    ------------
Real estate loans                                   $114,313,742    $113,648,586
Commercial and industrial loans                       66,588,408      63,174,969
Consumer loans                                        75,016,770      74,908,483
Other loans                                            2,383,636       2,312,068
                                                    ------------    ------------
                                                    $258,302,556    $254,044,106
                                                    ============    ============

At March 31, 1997 and December 31, 1996, loans on nonaccrual status were approximately $773,000 and $737,000, respectively. Loans past due more than 90 days and still accruing at March 31, 1997 and December 31, 1996 were $2,484,000 and $2,207,000, respectively. Other real estate owned at March 31, 1997 totaled $217,110 unchanged from December 31, 1996.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1997 and March 31, 1996 is as follows:

                                                      1997             1996
                                                  ------------     ------------

    Balance - January 1,                          $  3,080,494     $  2,388,639
    Loans charged off:
         Real estate                                     2,741            1,250
         Commercial                                    118,962
         Consumer                                      194,709          133,289
                                                  ------------     ------------
              Total loans charged off                  316,412          134,539
    Recoveries of loans:
         Real estate
         Commercial                                        104              103
         Consumer                                       54,217           21,074
                                                  ------------      -----------
              Total recoveries                          54,321           21,177

    Net loan charge-offs                              (262,091)        (113,362)

    Provision charged to operations                    299,482          237,802
                                                  ------------     ------------
    Balance - March 31,                           $  3,117,885     $  2,513,079
                                                  ============     ============

Information  regarding  impaired  loans at March 31, 1997 and March 31, 1996:

                                                       1997             1996
                                                   ------------     ------------
   Balance of impaired loans                       $    437,837     $    579,423

      Less portion for which no allowance for
         loan losses is allocated
                                                   ------------     ------------
      Portion of impaired loan balance for which an
         allowance for credit losses is allocated  $    437,837     $    579,423
                                                   ============     ============
      Portion of allowance for loan losses
         allocated to the impaired loan balance    $    200,000     $    100,000
                                                   ============     ============

Information regarding impaired loans for the periods ended March 31, 1997 and March 31, 1996:

         Average investment in impaired
            loans for the year                     $    448,337     $    629,423

         Interest income recognized on impaired
            loans including interest income
            recognized on a cash basis

         Interest income recognized on impaired
            loans on a cash basis


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 8.90% of total loans are unsecured at March 31, 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 1997, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $30,804,000.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 1997 and December 31, 1996 are comprised of advances from the Federal Home Loan Bank (FHLB)and promissory notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans which total $20,041,708 at March 31, 1997. Promissory notes have been issued primarily by Loan Central and are due at various dates through a final maturity date of May 29, 2002.

                                Interest           Balance            Balance
         Maturity                Rates            at 3/31/97        at 12/31/96
         --------               -------          ------------       ------------

           1997                5.60-6.91         $  2,000,000      $  11,675,000
           1998                5.55-6.05            7,644,461            448,616
           2000                6.00-6.15            1,500,000          1,500,000
           2002                5.80-6.10            2,216,677          2,300,788
                                                 ------------      -------------
         Total FHLB borrowings                     13,361,138         15,924,404
     Promissory notes          4.50-7.10            1,183,379          1,285,713
                                                 ------------      -------------
           Total                                 $ 14,544,517      $  17,210,117
                                                 ============      =============

The following table is a summary of the scheduled principal payments for these borrowings at March 31, 1997:

                      1997      1998      1999      2000      2001    Thereafter
                      ----      ----      ----      ----      ----    ----------

FHLB borrowings  $2,303,890 $7,997,305 $ 389,718 $1,913,709 $ 439,178 $ 317,338

Promissory notes  1,082,197     10,230    15,981    16,780     52,650     5,541

                                   (Continued)

                              OHIO VALLEY BANC CORP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at March 31, 1997, compared to December 31, 1996, and the consolidated results of operations for the first three months of 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. grew $13,310,000 or 3.9% to reach $354,233,000 at March 31, 1997. The growth in total assets occurred in federal funds sold and loans which had increases of $8,950,000 and $4,258,000. Funding the growth in assets was an increase in total deposits of $12,274,000.

For the first quarter of 1997, commercial loans expanded $3,413,000 or 5.4% and was due primarily to one loan. For the same time period, mortgage loans grew $665,000 and consumer loans increased slightly. At March 31, 1997, the ratio of loans to deposits was 87.8% compared to 90.1% at December 31, 1996. The decline in this ratio was attributable to deposit growth exceeding loan growth. Loans past due more than 90 days plus loans placed on nonaccrual status were approximately $3,257,000 or 1.26% of outstanding balances at March 31, 1997 compared to $2,944,000 or 1.16% of outstanding balances at the end of 1996. As a result of the Company's continued loan growth and increase in nonperforming loans, management provided an additional $62,000 to the allowance for losses compared to the provision expense for the first quarter of 1996. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values. As a percentage of total loans, the allowance for loan losses at March 31, 1997 was 1.21% versus 1.10% at March 31, 1996.

The securities portfolio declined only slightly from December 31, 1996 as the majority of matured securities were reinvested in U.S. Treasury notes or FHLB stock. The fair market value of the portfolio was higher than the amortized cost by $221,000 at March 31, 1997 compared to a $559,000 unrealized gain at December 31, 1996. The decrease in market value was due to an increase in market rates during the first quarter of 1997. Within the Company's portfolio are securities which are considered to be structured notes. Structured notes are debt securities other than mortgage-backed securities whose cash flow characteristics depend on one or more indices and/or that have embedded forward, put or call options. The investment portfolio contains $10,500,000 of structured notes which represents 16% of the entire portfolio. The fair market value of these securities was less than the amortized cost by $97,000 or .9%. Management has the ability and presently intends to hold these securities to maturity. $2 million of step-up bonds matured during the first quarter of 1997. The Company has had no sales of investment securities during 1997 and does not anticipate any sales.

Total deposits on March 31, 1997, of $294,099,000 represents an increase of $12,274,000 or 4.4% from December 31, 1996. Time deposits grew $6,609,000 or
3.8% and savings and interest-bearing demand deposits grew $5,179,000 or 7.0%. A portion of the deposit growth was associated with the collection and distribution of real estate taxes to various deposit accounts within the bank.

Securities sold under agreements to repurchase increased $2,056,000 from December 31, 1996. Other borrowed funds are primarily advances from the Federal Home Loan Bank (FHLB), which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $2,666,000 from December 31, 1996.

Total shareholders' equity at March 31, 1997 of $30,965,000 was 1.9% greater than the balance of $30,378,000 on December 31, 1996. Contributing to this increase was year-to-date income of $785,000 and proceeds from the issuance of common stock through the dividend reinvestment plan of $299,000 less cash dividends paid of $330,000, or $.19 per share adjusted for the stock split. The cash dividend represents 42.0% of the year-to-date income; although the Dividend Reinvestment Plan effectively reduces the payout ratio to 3.9%. Management's decision to effect a four for three stock split was generated by a desire to make the Company's common stock more accessible to the smaller investor.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $785,000 for the first quarter of 1997, up 8.0% compared to $727,000 for the first quarter of 1996. Comparing March 31, 1997 to March 31, 1996, return on assets increased to .93% from .92% and return on equity decreased to 10.36% from 10.54%. The Company's earnings per share was $.45 per share at March 31, 1997 which was $.03 higher than the $.42 per share recorded for the first quarter of 1996, adjusted for the stock split. The primary contributor to the gain in net income was net interest income. Net interest income increased $484,000 or 14.4% over the first quarter of 1996 due to the growth in earning assets accompanied by a higher net interest margin. The Company achieved a higher net interest margin by allocating a larger percentage of earning assets to loans.

Total other income increased $77,000 or 22.6% over March 31, 1996's total other income of $339,000 due primarily to earnings on life insurance contracts purchased in the fourth quarter of 1996 to take advantage of the tax preferenced nature of life insurance contracts and to support additional benefit packages. Total other expense of $2,893,000 at March 31, 1997, was up $448,000 or 18.3% from the first quarter of 1996. Contributing to the increase in total other expense was salary and employee benefits, which increased $268,000 or 19.0%. With the establishment of additional offices and growth in assets which require more people to service, the number of full-time equivalent employees increased from 177 at March 31, 1996 to 206 at March 31, 1997. Data processing expense increased $49,000 in relation to credit card processing and consulting services provided in the implementation of a new processing system. Contributing to the increase in other operating expense was the supplemental retirement program established in 1997 and general increases in overhead expenses.

CAPITAL RESOURCES

Shareholders' equity totaled $30,965,000 at March 31, 1997, compared to $30,378,000 at December 31, 1996. All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                        Company Ratios                Regulatory
                               March 31, 1997    December 31, 1996      Minimum
                               --------------    -----------------      --------

Tier 1 risk-based capital          12.4%               12.5%              4.00%
Total risk-based capital ratio     13.7%               13.8%              8.00%
Leverage ratio                      9.0%                8.9%              4.00%

Cash dividends paid of $330,000 for the first three months of 1997 represents a 6.7% increase over the cash dividends paid during the same period in 1996. The increase in cash dividends paid is due to the additional shares outstanding during 1997 which were not outstanding during 1996 and to the increase in the dividend paid per share. During the first quarter of 1997, the Company issued 8,064 shares under the dividend reinvestment and stock purchase plan. At March 31, 1997, approximately 58% of the shareholders were enrolled in the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and held-to-maturity securities maturing within one year of $63,275,000 represented 17.9% of total assets at March 31, 1997. In addition, the Corporation has established a $16,200,000 line of credit with the Federal Home Loan Bank in Cincinnati to further enhance the bank's ability to meet liquidity demands. As of March 31, 1997, the Bank had the full amount of the line of credit available. The Company experienced an increase of $8,422,000 in cash and cash equivalents for the three months ended March 31, 1997. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

                              OHIO VALLEY BANC CORP
                           Part II - Other Information



Submission of Matters to a Vote of Security Holders
---------------------------------------------------

Ohio Valley Banc Corp. held its Annual Meeting of Shareholders on April 9, 1997, for the purpose of electing directors and fixing the stated capital of common shares of the Company at one dollar per share. Shareholders received proxy materials containing the information required by these items. Three Directors, Keith R. Brandeberry, Merrill L. Evans, and Thomas E. Wiseman, were nominated for reelection and were reelected. The proposal to fix the stated capital at one dollar per share was approved. The summary of voting of the 1,325,937 shares outstanding were as follows:

Director Candidate     Shares voted:   For     Against   Abstain
------------------                     ---     -------   -------

Keith R. Brandeberry                1,078,539   11,768
Merrill L. Evans                    1,069,013   21,294
Thomas E. Wiseman                   1,087,115    3,192

Proposal to fix the stated
capital of common shares of the
Company at one dollar per share     1,073,412    1,920    14,975

235,630 shares were not voted.

Exhibits and Reports on Form 8-K
--------------------------------

A.   Exhibits - not applicable
B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first three months of 1997.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  May 14, 1997             /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  May 14, 1997             /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer