Form 10-Q
period 1997-06-30
OHIO VALLEY BANC CORP
filed 1997-08-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  JUNE 30, 1997


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

       Common stock, $1.00 stated value          Outstanding at July 31, 1997
                                                 1,777,707 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      4

    Condensed Consolidated Statements of Cash Flows..................      5

    Notes to the Consolidated Financial Statements...................      6


    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     11


                          Part II - Other Information

    Other Information and Signatures ................................     14

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    -------------
ASSETS
Cash and noninterest-bearing deposits with banks   $ 12,024,330    $  8,687,640
Federal funds sold                                    1,425,000
                                                   ------------    ------------
     Total cash and cash equivalents                 13,449,330       8,687,640
Interest-bearing balances with banks                     66,595          77,618
Securities available-for-sale (Note 2)               32,900,731      30,591,988
Securities held-to-maturity (Approximate market
   value: $33,870,000 and $36,253,000)(Note 2)       33,590,014      35,996,835
Total loans (Note 3)                                262,876,236     254,044,106
Allowance for loan losses (Note 4)                   (3,145,751)     (3,080,494)
                                                   ------------    ------------
     Net loans                                      259,730,485     250,963,612
Premises and equipment, net                           7,225,146       6,365,672
Accrued interest receivable                           2,224,329       2,354,809
Other assets                                          6,871,243       5,884,503
                                                   ------------    ------------
          Total assets                             $356,057,873    $340,922,677
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $ 34,174,949    $ 34,091,593
Interest-bearing deposits                           254,018,686     247,733,542
                                                   ------------    ------------
     Total deposits                                 288,193,635     281,825,135
Securities sold under agreements to repurchase       16,767,912       8,713,972
Other borrowed funds (Note 6)                        14,090,575      17,210,117
Accrued liabilities                                   5,100,582       2,795,452
                                                   ------------    ------------
          Total liabilities                         324,152,704     310,544,676
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 1,777,707 shares issued
   and outstanding at June 30, 1997; $10.00
   stated value, 1,318,262 shares issued and
   outstanding at December 31, 1996)                  1,777,707      13,182,620
Surplus                                              25,060,211      12,618,641
Retained earnings                                     4,934,820       4,376,500
Net unrealized gains on available-for-sale
   securities                                           132,431         200,240
                                                   ------------    ------------
   Total shareholders' equity                        31,905,169      30,378,001
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $356,057,873    $340,922,677
                                                   ============    ============

               See notes to the consolidated financial statements.

                                             OHIO VALLEY BANC CORP
                                       CONSOLIDATED STATEMENTS OF INCOME

                                         Three months ended              Six months ended
                                               June 30,                       June 30,
                                         1997           1996            1997           1996
                                     ------------   ------------    ------------   ------------
Interest income:
   Interest and fees on loans        $  6,439,567   $  5,522,133    $ 12,584,031   $ 10,724,617
   Interest and dividends on
    investment  securities
      Taxable                             798,820        844,324       1,592,770      1,742,276
      Nontaxable                          153,941        153,860         307,779        309,418
      Dividends                            51,803         37,528          96,226         74,743
                                     ------------   ------------    ------------   ------------
                                        1,004,564      1,035,712       1,996,775      2,126,437
   Interest on federal funds sold          71,854         57,333          84,236        136,580
   Interest on deposits with banks          1,288            652           2,440          1,309
                                     ------------   ------------    ------------   ------------
      Interest on investments           1,077,706      1,093,697       2,083,451      2,264,326
                                     ------------   ------------    ------------   ------------
         Total interest income          7,517,273      6,615,830      14,667,482     12,988,943

Interest expense:
   Interest on deposits                 3,153,843      2,786,358       6,132,656      5,620,599
   Interest on repurchase agreements       90,401         88,314         160,262        188,198
   Interest on other borrowed funds       220,702         77,994         470,246        148,770
                                     ------------   ------------    ------------   ------------
        Total interest expense          3,464,946      2,952,666       6,763,164      5,957,567
                                     ------------   ------------    ------------   ------------

Net interest income                     4,052,327      3,663,164       7,904,318      7,031,376
Provision for loan losses (Note 4)        202,493        281,274         501,975        519,076
                                     ------------   ------------    ------------   ------------
Net interest income after provision     3,849,834      3,381,890       7,402,343      6,512,300

Other income:
   Service charges on deposit accounts    192,955        198,718         379,874        380,195
   Trust division income                   48,665         45,962          96,360        121,570
   Other operating income                 181,420         84,544         368,140        166,210
                                     ------------   ------------    ------------   ------------
        Total other income                429,040        329,224         844,374        667,975

Other expense:
   Salaries and employee benefits       1,716,934      1,494,240       3,399,469      2,908,329
   FDIC premiums                            8,970            500          17,468          1,000
   Occupancy expense                      128,147        103,235         250,564        227,087
   Furniture and equipment expense        184,454        150,679         325,801        294,147
   Data processing expense                156,000        123,118         312,000        229,855
   Other operating expense                822,219        705,790       1,604,530      1,362,354
                                     ------------   ------------    ------------   ------------
        Total other expense             3,016,724      2,577,562       5,909,832      5,022,772
                                     ------------   ------------    ------------   ------------

                                                  (Continued)

                                             OHIO VALLEY BANC CORP
                                 CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                         Three months ended              Six months ended
                                               June 30,                       June 30,
                                         1997           1996            1997           1996
                                     ------------   ------------    ------------   ------------

Income before federal income taxes   $  1,262,150   $  1,133,552    $  2,336,885   $  2,157,503
Provision for income taxes                352,863        333,227         642,736        630,612
                                     ------------   ------------    ------------   ------------
Net income                           $    909,287   $    800,325    $  1,694,149   $  1,526,891
                                     ============   ============    ============   ============


Earnings per share (Note 1):         $        .51   $        .47    $        .96   $        .89
                                     ============   ============    ============   ============

Dividends per share (Note 1):        $        .20   $        .18    $        .39   $        .36
                                     ============   ============    ============   ============

Weighted average shares
   outstanding (Note 1):                1,773,477      1,727,019       1,768,433      1,722,837

                             See notes to the consolidated financial statements.

                                             OHIO VALLEY BANC CORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                            IN SHAREHOLDERS' EQUITY

                                        Three months ended               Six months ended
                                              June 30,                        June 30,
                                        1997           1996            1997           1996
                                    ------------   ------------    ------------   ------------

Balance at beginning of period      $ 30,964,683   $ 27,987,692    $ 30,378,001   $ 27,577,478

Net income                               909,287        800,325       1,694,149      1,526,891

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan                     295,828        271,972         594,909        413,237

Cash paid in lieu of fractional
   shares in stock split                 (10,901)        (9,214)        (10,901)        (9,214)

Cash dividends                          (353,615)      (322,744)       (683,180)      (631,542)

Net change in unrealized
   appreciation on available-
   for-sale securities                    99,887       (227,686)        (67,809)      (376,505)
                                    ------------   ------------    ------------   ------------

Balance at end of period            $ 31,905,169   $ 28,500,345    $ 31,905,169   $ 28,500,345
                                    ============   ============    ============   ============

                             See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Six months ended June 30,
                                                   1997                1996
                                               ------------        ------------

Net cash from operating activities             $  3,899,665        $  2,600,602

Investing activities
   Proceeds from maturities of
      securities available-for-sale               3,000,000           8,500,000
   Purchases of securities available-
      for-sale                                   (4,537,443)         (3,545,078)
   Proceeds from maturities of
      securities held-to-maturity                 4,032,227           6,635,324
   Purchase of securities held-to-maturity       (2,431,959)           (527,618)
   Change in interest-bearing deposits
      in other banks                                 11,023              (1,581)
   Net increase in loans                         (9,268,848)        (22,716,370)
   Purchase of premises and equipment, net       (1,146,701)           (399,839)
                                               ------------        ------------
        Net cash from investing activities      (10,341,701)        (12,055,162)

Financing activities
   Net change in deposits                         6,368,500           2,903,938
   Cash dividends                                  (683,180)           (631,542)
   Cash paid in lieu of fractional shares
      in stock split                                (10,901)             (9,214)
   Proceeds from issuance of common stock           594,909             413,237
   Change in securities sold under
      agreements to repurchase                    8,053,940            (687,054)
   Proceeds from long-term borrowings            11,200,000           7,649,523
   Repayment of long-term borrowings             (5,218,542)         (5,021,455)
   Change in other short-term borrowings         (9,101,000)
                                               ------------        ------------
        Net cash from financing activities       11,203,726           4,617,433
                                               ------------        ------------

Change in cash and cash equivalents               4,761,690          (4,837,127)
Cash and cash equivalents at beginning
   of year                                        8,687,640          11,230,748
                                               ------------       -------------
Cash and cash equivalents at end of year       $ 13,449,330       $   6,393,621
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the six months ended June 30, 1997 and June 30, 1996, Ohio Valley Banc Corp. paid interest in the amount of $6,016,077 and $6,355,629, respectively. For the six months ended June 30, 1997 and June 30, 1996, Ohio Valley Banc Corp. paid income taxes of $790,000 and $650,000, respectively.

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










                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at March 31, 1997 and December 31, 1996 are as follows:

                                             June 30, 1997
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $ 28,570,225   $  313,060   $    5,410   $ 28,877,875
U.S. Government agency
   securities                1,027,253        2,378                   1,029,631
Marketable equity
   securities                3,102,600                   109,375      2,993,225
                          ------------   ----------   ----------   ------------
     Total securities     $ 32,700,078   $  315,438   $  114,785   $ 32,900,731
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $ 20,191,313   $   70,180   $   76,390   $ 20,185,103
Obligations of state and
   political subdivisions   12,380,915      325,757       15,601     12,691,071
Corporate Obligations          505,780        4,670                     510,450
Mortgage-backed securities     512,006        1,197       29,915        483,288
                          ------------   ----------   ----------   ------------
     Total securities     $ 33,590,014   $  401,804   $  121,906   $ 33,869,912
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
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $  7,458,529   $  7,520,000   $ 13,520,202   $ 13,475,277
 Due in one to
   five years            22,138,949     22,387,506     14,089,997     14,205,520
 Due in five to
   ten years                                            5,467,809      5,705,827
  Mortgage-backed sec.                                    512,006        483,288
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $ 29,597,478   $ 29,907,506   $ 33,590,014   $ 33,869,912
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt or equity securities during the first six months of 1997 or 1996.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      June 30,      December 31,
                                                        1997            1996
                                                    ------------    ------------
Real estate loans                                   $116,990,501    $113,648,586
Commercial and industrial loans                       67,342,788      63,174,969
Consumer loans                                        76,317,312      74,908,483
Other loans                                            2,225,635       2,312,068
                                                    ------------    ------------
                                                    $262,876,236    $254,044,106
                                                    ============    ============

At June 30, 1997 and December 31, 1996, loans on nonaccrual status were approximately $281,000 and $737,000, respectively. Loans past due more than 90 days and still accruing at June 30, 1997 and December 31, 1996 were $3,224,000 and $2,207,000, respectively. Other real estate owned at June 30, 1997 totaled $217,110, unchanged from December 31, 1996.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1997 and June 30, 1996 is as follows:

                                                      1997             1996
                                                  ------------     ------------

    Balance - January 1,                          $  3,080,494     $  2,388,639
    Loans charged off:
         Real estate                                     2,741            1,250
         Commercial                                    102,386           73,374
         Consumer                                      432,882          217,977
                                                  ------------     ------------
              Total loans charged off                  538,009          292,601
    Recoveries of loans:
         Real estate
         Commercial                                     15,103              103
         Consumer                                       86,188           33,288
                                                  ------------      -----------
              Total recoveries                         101,291           33,391

    Net loan charge-offs                              (436,718)        (259,210)

    Provision charged to operations                    501,975          519,076
                                                  ------------     ------------
    Balance - June 30,                            $  3,145,751     $  2,648,505
                                                  ============     ============

Information  regarding  impaired  loans at June 30, 1997 and June 30, 1996:

                                                       1997             1996
                                                   ------------     ------------
   Balance of impaired loans                       $    440,680     $  1,604,628

      Less portion for which no allowance for
         loan losses is allocated
                                                   ------------     ------------
      Portion of impaired loan balance for which an
         allowance for credit losses is allocated  $    440,680     $  1,604,628
                                                   ============     ============
      Portion of allowance for loan losses
         allocated to the impaired loan balance    $    200,000     $    100,000
                                                   ============     ============

Information regarding impaired loans for the periods ended June 30, 1997 and June 30, 1996:

         Average investment in impaired
            loans for the year                     $    444,759     $  1,556,373

         Interest income recognized on impaired
            loans including interest income
            recognized on a cash basis                                     9,396

         Interest income recognized on impaired
            loans on a cash basis                                          9,396


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 8.92% of total loans are unsecured at June 30, 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1997, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $37,530,000.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 1997 and December 31, 1996 are comprised of advances from the Federal Home Loan Bank (FHLB)and promissory notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans which total $18,353,324 at June 30, 1997. Promissory notes have been issued primarily by the Parent Company and are due at various dates through a final maturity date of May 29, 2002.

                                Interest           Balance            Balance
         Maturity                Rates            at 3/31/97        at 12/31/96
         --------               -------          ------------       ------------

           1997                   5.83           $  1,000,000      $  11,675,000
           1998                5.55-6.05            7,604,248            448,616
           2000                6.00-6.15            1,500,000          1,500,000
           2002                5.80-6.10            2,131,301          2,300,788
                                                 ------------      -------------
         Total FHLB borrowings                     12,235,549         15,924,404
     Promissory notes          4.50-7.10            1,855,026          1,285,713
                                                 ------------      -------------
           Total                                 $ 14,090,575      $  17,210,117
                                                 ============      =============

The following table is a summary of the scheduled principal payments for these borrowings at June 30, 1997:

                      1997      1998      1999      2000      2001    Thereafter
                      ----      ----      ----      ----      ----    ----------

FHLB borrowings  $1,214,301 $7,961,305 $ 389,718 $1,913,709 $ 439,178 $ 317,338

Promissory notes  1,178,844    585,230    15,981    16,780     52,650     5,541

                                   (Continued)

                              OHIO VALLEY BANC CORP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at June 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the year-to-date and quarterly periods ending June 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

Total assets at June 30, 1997, were $356,058,000 compared to $340,923,000 at December 31, 1996, representing an increase of 4.4%. Total loans were $262,876,000 at June 30, 1997, which is $8,832,000 more than the December 31,
1996 level. Total deposits increased to $288,194,000 at June 30, 1997 from $281,825,000 at December 31, 1996.

For the first half of 1997, commercial loans expanded $4,168,000 or 6.6% followed by mortgage loan growth of $3,342,000 and consumer loan growth of $1,409,000. The ratio of loans to deposits was 91.2% at June 30, 1997, compared to 90.1% at December 31, 1996. The increase in this ratio was attributable to loan growth along with funding provided by securities sold under agreements to repurchase which have not been included in this ratio. Loans past due more than 90 days plus loans placed on nonaccrual status were approximately $3,505,000 or 1.33% of outstanding balances at June 30, 1997, compared to $2,944,000 or 1.16% of outstanding balances at the end of 1996. As a percentage of total loans, the allowance for loan losses at June 30, 1997 was 1.20% versus 1.21% at December 31, 1996. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values.

The securities portfolio remained level from December 31, 1996 as management reinvested maturing securities in U.S. Treasury notes or FHLB stock. The fair market value of the portfolio was higher than the amortized cost by $481,000 at June 30, 1997 compared to a $559,000 unrealized gain at December 31, 1996. Within the Company's portfolio are securities which are considered to be structured notes. Structured notes are debt securities other than mortgage-backed securities whose cash flow characteristics depend on one or more indices and/or that have embedded forward, put or call options. The investment portfolio contains $10,500,000 of structured notes which represents 16% of the entire portfolio. The fair market value of these securities was less than the amortized cost by $75,000 or .7%. Management has the ability and presently intends to hold these securities to maturity. $2 million of step-up bonds matured during the first quarter of 1997. $7.5 million of the structured notes are scheduled to mature in the second half of 1997. The Company has had no sales of investment securities during 1997 and does not anticipate any sales.

Total deposits at June 30, 1997, of $288,194,000 represents an increase of $6,369,000 or 2.3% from December 31, 1996. Time deposits accounted for the growth by increasing $6,886,000. Savings and interest-bearing demand deposits are down slightly.

Securities sold under agreements to repurchase increased $8,054,000 from December 31, 1996. Other borrowed funds are primarily advances from the Federal Home Loan Bank (FHLB), which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $3,120,000 from December 31, 1996 due to the repayment of short-term borrowings.

Total shareholders' equity at June 30, 1997 of $31,905,000 was 5.0% greater than the balance of $30,378,000 on December 31, 1996. Contributing to this increase was year-to-date income of $1,694,000 and proceeds from the issuance of common stock through the dividend reinvestment plan of $595,000 less cash dividends paid of $683,000, or $.39 per share adjusted for stock split. The cash dividend represents 40.3% of the year-to-date income; although the Dividend Reinvestment Plan effectively reduces the payout ratio to 5.2%.


RESULTS OF OPERATIONS

Ohio Valley Banc Corp.'s net income was $909,000 for the second quarter and $1,694,000 for the first six months of 1997, up 13.6% and 11.0%, compared to $800,000 and $1,527,000 for the same periods in 1996. Second quarter net income per share, adjusted for the stock split, was $.51, up 8.5% over last year's $.47 and for the first six months of 1997, net income per share was $.96, up 7.9% over 1996's $.89. Comparing the first half of 1997 to the first half of 1996, return on average assets was .98% compared to .96% and return on average equity was 11.02% compared to 10.97%.

The Company's enhanced financial performance was primarily attributable to gains in net interest income which exceeded the year-to-date and second quarter of last year by $873,000 and $389,000. The increase in net interest income was due to the growth in earning assets combined with a higher net interest margin.

Total other income increased $176,000 and $100,000 over the year-to-date and second quarter of 1996. The increase was related to earnings on life insurance contracts purchased in the fourth quarter of 1996 to take advantage of the tax preferenced nature of life insurance contracts and to support additional benefit packages. Total other expense increased $887,000 or 17.7% over the first six months of 1996 and increased $439,000 or 17.0% over the second quarter of 1996. With the establishment of additional offices and growth in assets which require more people to service, the number of full-time equivalent employees increased by 20 from June 30, 1996 to June 30, 1997. Salary and employee benefits are up $491,000 over the first half of 1996 and are up $223,000 over the second quarter of 1996. Data processing expenses increased in relation to the system conversion and credit card processing. Contributing to the increase in other operating expense was the supplemental retirement program established in 1997 and general increases in overhead expenses.

CAPITAL RESOURCES

Shareholders'   equity  totaled  $31,905,000  at  June  30,  1997,  compared  to
$30,378,000 at December 31, 1996. All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                                  Company Ratios      Regulatory
                              June 30, 1997      December 31, 1996      Minimum
                              -------------     ------------------     --------

Tier 1 risk-based capital         12.4%                12.5%              4.00%
Total risk-based capital ratio    13.6%                13.8%              8.00%
Leverage ratio                     9.1%                 8.9%              4.00%

Cash dividends paid of $683,000 for the first six months of 1996 represents a 8.2% increase over the cash dividends paid during the same period in 1996. The increase in cash dividends paid is due to the additional shares outstanding during 1997 which were not outstanding during 1996 and to the increase in the dividend paid per share. During the first half of 1997, the Company issued 17,697 shares under the dividend reinvestment and stock purchase plan. At June 30, 1997, approximately 59% of the shareholders were enrolled in the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and the fair value of held-to-maturity securities maturing within one year of $59,892,000 represented 16.8% of total assets at June 30, 1997. In addition, the Corporation has established a $16,900,000 line of credit with the Federal Home Loan Bank in Cincinnati to further enhance the bank's ability to meet liquidity demands. As of June 30, 1997, the Bank had the full amount of the line of credit available. The Company experienced an increase of $4,762,000 in cash and cash equivalents for the six months ended June 30, 1997. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

Exhibits and Reports on Form 8-K
--------------------------------

A.   Exhibits - not applicable
B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first six months of 1997.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  August 14, 1997          /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  August 14, 1997          /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer