Form 10-Q
period 1997-09-30
OHIO VALLEY BANC CORP
filed 1997-11-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                               SEPTEMBER 30, 1997


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

       Indicate the number of shares outstanding of the issuers classes of common stock, as of the latest practicable date.

       Common stock, $1.00 stated value          Outstanding at October 31, 1997
                                                 1,786,556 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      4

    Condensed Consolidated Statements of Cash Flows..................      5

    Notes to the Consolidated Financial Statements...................      6


    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     11


                          Part II - Other Information

    Other Information and Signatures ................................     14

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,    December 31,
                                                       1997            1996
                                                   ------------    -------------
ASSETS
Cash and noninterest-bearing deposits with banks   $  9,738,887    $  8,687,640
Federal funds sold ...............................    6,377,096
                                                   ------------    ------------
     Total cash and cash equivalents .............   16,115,983       8,687,640
Interest-bearing balances with banks .............       94,542          77,618
Securities available-for-sale (Note 2) ...........   34,100,994      30,591,988
Securities held-to-maturity (Approximate market
   value: $37,988,000 and $36,253,000)(Note 2) ...   37,614,916      35,996,835
Total loans (Note 3) .............................  263,924,978     254,044,106
Allowance for loan losses (Note 4) ...............   (3,223,238)     (3,080,494)
                                                   ------------    ------------
     Net loans ...................................  260,701,740     250,963,612
Premises and equipment, net ......................    6,750,260       6,365,672
Accrued interest receivable ......................    2,441,007       2,354,809
Other assets .....................................    7,785,310       5,884,503
                                                   ------------    ------------
          Total assets ........................... $365,604,752    $340,922,677
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits ..................... $ 36,202,044    $ 34,091,593
Interest-bearing deposits ........................  262,294,080     247,733,542
                                                   ------------    ------------
     Total deposits ..............................  298,496,124     281,825,135
Securities sold under agreements to repurchase ...   15,118,527       8,713,972
Other borrowed funds (Note 6) ....................   13,963,247      17,210,117
Accrued liabilities ..............................    5,121,884       2,795,452
                                                   ------------    ------------
          Total liabilities ......................  332,699,782     310,544,676
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 1,786,556 shares issued
   and outstanding at September 30, 1997; $10.00
   stated value, 1,318,262 shares issued and
   outstanding at December 31, 1996) .............    1,786,556      13,182,620
Surplus ..........................................   25,379,888      12,618,641
Retained earnings ................................    5,514,840       4,376,500
Net unrealized gains on available-for-sale
   securities ....................................      223,686         200,240
                                                   ------------    ------------
   Total shareholders' equity ....................   32,904,970      30,378,001
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity ................ $365,604,752    $340,922,677
                                                   ============    ============

               See notes to the consolidated financial statements.

                                             OHIO VALLEY BANC CORP
                                       CONSOLIDATED STATEMENTS OF INCOME

                                         Three months ended              Nine months ended
                                            September 30,                  September 30,
                                         1997           1996            1997           1996
                                     ------------   ------------    ------------   ------------
Interest income:
   Interest and fees on loans ...... $  6,616,862   $  5,855,284    $ 19,200,893   $ 16,579,901
   Interest and dividends on
    investment  securities
      Taxable ......................      825,406        835,236       2,418,176      2,577,512
      Nontaxable ...................      156,351        154,910         464,130        464,328
      Dividends ....................       53,088         38,283         149,314        113,026
                                     ------------   ------------    ------------   ------------
                                        1,034,845      1,028,429       3,031,620      3,154,866
   Interest on federal funds sold ..       86,105          8,913         170,341        145,493
   Interest on deposits with banks          1,343            711           3,783          2,020
                                     ------------   ------------    ------------   ------------
      Interest on investments ......    1,122,293      1,038,053       3,205,744      3,302,379
                                     ------------   ------------    ------------   ------------
         Total interest income .....    7,739,155      6,893,337      22,406,637     19,882,280

Interest expense:
   Interest on deposits ............    3,195,055      2,861,879       9,327,711      8,482,478
   Interest on repurchase agreements      131,216         79,127         291,478        267,325
   Interest on other borrowed funds       213,081        134,024         683,327        282,794
                                     ------------   ------------    ------------   ------------
        Total interest expense .....    3,539,352      3,075,030      10,302,516      9,032,597
                                     ------------   ------------    ------------   ------------

Net interest income ................    4,199,803      3,818,307      12,104,121     10,849,683
Provision for loan losses (Note 4)        266,221        238,516         768,196        757,592
                                     ------------   ------------    ------------   ------------
Net interest income after provision     3,933,582      3,579,791      11,335,925     10,092,091

Other income:
   Service charges on deposit accounts    209,139        204,592         589,013        584,787
   Trust division income ...........       48,526         45,257         144,886        166,827
   Other operating income ..........      195,052         91,856         563,192        258,066
                                     ------------   ------------    ------------   ------------
        Total other income .........      452,717        341,705       1,297,091      1,009,680

Other expense:
   Salaries and employee benefits ..    1,802,361      1,581,939       5,201,830      4,490,268
   FDIC premiums ...................        9,082            500          26,550          1,500
   Occupancy expense ...............      139,052        115,748         389,616        342,835
   Furniture and equipment expense        213,589        167,000         539,390        461,147
   Data processing expense .........      100,000        136,100         412,000        365,955
   Other operating expense .........      823,147        729,369       2,427,677      2,091,723
                                     ------------   ------------    ------------   ------------
        Total other expense ........    3,087,231      2,730,656       8,997,063      7,753,428
                                     ------------   ------------    ------------   ------------

                                                  (Continued)

                                             OHIO VALLEY BANC CORP
                                 CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                         Three months ended              Nine months ended
                                            September 30,                  September 30,
                                         1997           1996            1997           1996
                                     ------------   ------------    ------------   ------------

Income before federal income taxes   $  1,299,068   $  1,190,840    $  3,635,953   $  3,348,343
Provision for income taxes .........      363,507        350,852       1,006,243        981,464
                                     ------------   ------------    ------------   ------------
Net income ......................... $    935,561   $    839,988    $  2,629,710   $  2,366,879
                                     ============   ============    ============   ============


Earnings per share (Note 1): ....... $        .52   $        .48    $       1.48   $       1.37
                                     ============   ============    ============   ============

Dividends per share (Note 1): ...... $        .20   $        .19    $        .59   $        .55
                                     ============   ============    ============   ============

Weighted average shares
   outstanding (Note 1): ...........    1,782,688      1,737,177       1,773,237      1,727,652

                             See notes to the consolidated financial statements.

                                             OHIO VALLEY BANC CORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                            IN SHAREHOLDERS' EQUITY

                                        Three months ended              Nine months ended
                                           September 30,                  September 30,
                                        1997           1996            1997           1996
                                    ------------   ------------    ------------   ------------

Balance at beginning of period .... $ 31,905,169   $ 28,500,345    $ 30,378,001   $ 27,577,478

Net income ........................      935,561        839,988       2,629,710      2,366,879

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan ..............      328,526        242,932         923,436        656,169

Cash paid in lieu of fractional
   shares in stock split ..........                                     (10,901)        (9,214)

Cash dividends ....................     (355,541)      (324,744)     (1,038,722)      (956,286)

Net change in unrealized
   appreciation on available-
   for-sale securities ............       91,255         36,852          23,446       (339,653)
                                    ------------   ------------    ------------   ------------

Balance at end of period .......... $ 32,904,970   $ 29,295,373    $ 32,904,970   $ 29,295,373
                                    ============   ============    ============   ============

                             See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Nine months ended September 30,
                                                   1997                1996
                                               ------------        ------------

Net cash from operating activities ........... $  4,103,663        $  4,400,087

Investing activities
   Proceeds from maturities of
      securities available-for-sale ..........    3,000,000           9,000,000
   Purchases of securities available-
      for-sale ...............................   (6,314,274)         (7,046,953)
   Proceeds from maturities of
      securities held-to-maturity ............    9,695,660          10,706,524
   Purchase of securities held-to-maturity ...  (11,369,457)           (621,175)
   Change in interest-bearing deposits
      in other banks .........................      (16,924)            (10,656)
   Net increase in loans .....................  (10,506,324)        (33,035,688)
   Purchase of premises and equipment, net ...     (866,488)           (463,796)
                                               ------------        ------------
        Net cash from investing activities ...  (16,377,807)        (21,471,744)

Financing activities
   Net change in deposits ....................   16,670,989          10,985,302
   Cash dividends ............................   (1,038,722)           (956,286)
   Cash paid in lieu of fractional shares
      in stock split .........................      (10,901)             (9,214)
   Proceeds from issuance of common stock ....      923,436             656,169
   Change in securities sold under
      agreements to repurchase ...............    6,404,555           1,767,721
   Proceeds from long-term borrowings ........   11,200,000           3,500,000
   Repayment of long-term borrowings .........   (5,311,870)         (1,779,839)
   Change in other short-term borrowings .....   (9,135,000)          1,220,000
                                               ------------        ------------
        Net cash from financing activities ...   19,702,487          15,383,853
                                               ------------        ------------

Change in cash and cash equivalents ..........    7,428,343          (1,687,804)
Cash and cash equivalents at beginning
   of year ...................................    8,687,640          11,230,748
                                               ------------       -------------
Cash and cash equivalents at end of year ..... $ 16,115,983       $   9,542,944
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at September 30, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the nine months ended September 30, 1997 and September 30, 1996, Ohio Valley Banc Corp. paid interest in the amount of $10,003,007 and $9,449,762, respectively. For the nine months ended September 30, 1997 and September 30, 1996, Ohio Valley Banc Corp. paid income taxes of $1,160,000 and $1,000,000, respectively.

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










                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at September 30, 1997 and December 31, 1996 are as follows:

                                           September 30, 1997
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities ........... $ 28,584,189   $  371,634   $      385   $ 28,955,438
U.S. Government agency
   securities ...........    2,030,086       20,014                   2,050,100
Marketable equity
   securities ...........    3,147,800                    52,344      3,095,456
                          ------------   ----------   ----------   ------------
     Total securities ... $ 33,762,075   $  391,648   $   52,729   $ 34,100,994
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities ........... $ 23,360,291   $   66,936   $   32,501   $ 23,394,726
Obligations of state and
   political subdivisions   13,255,218      370,654       11,041     13,614,831
Corporate Obligations ...      504,580        4,820                     509,400
Mortgage-backed securities     494,827        1,393       26,968        469,252
                          ------------   ----------   ----------   ------------
     Total securities ... $ 37,614,916   $  443,803   $   70,510   $ 37,988,209
                          ============   ==========   ==========   ============

                                           December 31, 1996
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
  securities ............ $ 28,038,794   $  432,570   $    4,176   $ 28,467,188
Marketable equity
  securities ............    2,249,800                   125,000      2,124,800
                          ------------   ----------   ----------   ------------
     Total securities ... $ 30,288,594   $  432,570   $  129,176   $ 30,591,988
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
 securities ............. $ 22,441,039   $  100,444   $   84,667   $ 22,456,816
Obligations of state and
 political subdivisions     12,252,242      288,961       29,808     12,511,395
Corporate Obligations ...      758,062        7,838                     765,900
Mortgage-backed securities     545,492        1,724       28,551        518,665
                          ------------   ----------   ----------   ------------
     Total securities ... $ 35,996,835   $  398,967   $  143,026   $ 36,252,776
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less ........... $  8,461,580   $  8,512,969   $ 14,887,776   $ 14,923,487
 Due in one to
   five years ........   22,152,695     22,492,569     17,013,339     17,111,913
 Due in five to
   ten years .........                                  5,218,974      5,483,557
  Mortgage-backed sec.                                    494,827        469,252
                       ------------   ------------   ------------   ------------
 Total debt
   securities ........ $ 30,614,275   $ 31,005,538   $ 37,614,916   $ 37,988,209
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt or equity securities during the first nine months of 1997 or 1996.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                    September 30,   December 31,
                                                        1997            1996
                                                    ------------    ------------
Real estate loans ................................. $118,553,494    $113,648,586
Commercial and industrial loans ...................   65,073,005      63,174,969
Consumer loans ....................................   77,935,014      74,908,483
Other loans .......................................    2,363,465       2,312,068
                                                    ------------    ------------
                                                    $263,924,978    $254,044,106
                                                    ============    ============

At September 30, 1997 and December 31, 1996, loans on nonaccrual status were approximately $819,000 and $737,000, respectively. Loans past due more than 90 days and still accruing at September 30, 1997 and December 31, 1996 were $2,938,000 and $2,207,000, respectively. Other real estate owned at September 30, 1997 totaled $217,110, unchanged from December 31, 1996.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1997 and September 30, 1996 is as follows:

                                                      1997             1996
                                                  ------------     ------------

    Balance - January 1, ........................ $  3,080,494     $  2,388,639
    Loans charged off:
         Real estate ............................        2,741            1,250
         Commercial .............................      102,385           73,374
         Consumer ...............................      670,415          336,288
                                                  ------------     ------------
              Total loans charged off ...........      775,541          410,912
    Recoveries of loans:
         Real estate
         Commercial .............................       39,778              103
         Consumer ...............................      110,311           40,614
                                                  ------------      -----------
              Total recoveries ..................      150,089           40,717

    Net loan charge-offs ........................     (625,452)        (370,195)

    Provision charged to operations .............      768,196          757,592
                                                  ------------     ------------
    Balance - September 30, ..................... $  3,223,238     $  2,776,036
                                                  ============     ============

Information  regarding  impaired  loans at September  30, 1997 and September 30,
1996:
                                                       1997             1996
                                                   ------------     ------------
   Balance of impaired loans ..................... $    437,096     $  1,599,876

   Less portion for which no allowance for
   loan losses is allocated ......................
                                                   ------------     ------------
   Portion of impaired loan balance for which an
   allowance for credit losses is allocated ...... $    437,096     $  1,599,876
                                                   ============     ============
   Portion of allowance for loan losses
   allocated to the impaired loan balance ........ $    200,000     $    100,000
                                                   ============     ============

Information regarding impaired loans for the periods ended September 30, 1997 and September 30, 1996:

   Average investment in impaired
   loans for the year ............................ $    442,967     $  1,554,196

   Interest income recognized on impaired
   loans including interest income
   recognized on a cash basis ....................                         9,396

   Interest income recognized on impaired
   loans on a cash basis .........................                         9,396


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 9.30% of total loans are unsecured at September 30, 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 1997, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $36,021,000.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 1997 and December 31, 1996 are comprised of advances from the Federal Home Loan Bank (FHLB)and promissory notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans which total $18,216,924 at September 30, 1997. Promissory notes have been issued primarily by the Parent Company and are due at various dates through a final maturity date of May 29, 2002.

                                Interest           Balance            Balance
         Maturity                Rates            at 9/30/97        at 12/31/96
         --------               -------          ------------       ------------

           1997                   5.83           $  1,000,000      $  11,675,000
           1998                5.55-6.05            7,599,976            448,616
           2000                6.00-6.15            1,500,000          1,500,000
           2002                5.80-6.10            2,044,641          2,300,788
                                                 ------------      -------------
         Total FHLB borrowings                     12,144,617         15,924,404
     Promissory notes          4.50-7.10            1,818,630          1,285,713
                                                 ------------      -------------
           Total                                 $ 13,963,247      $  17,210,117
                                                 ============      =============

The following table is a summary of the scheduled principal payments for these borrowings at September 30, 1997:

                      1997      1998      1999      2000      2001    Thereafter
                      ----      ----      ----      ----      ----    ----------

FHLB borrowings  $1,123,368 $7,961,306 $ 389,718 $1,913,709 $ 439,178 $ 317,338

Promissory notes    942,448    785,230    15,981    16,780     52,650     5,541

                                   (Continued)

                              OHIO VALLEY BANC CORP


Item 2. Management's Discussion and Analysis of Financial Condition and Results Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at September 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the year-to-date and quarterly periods ending September 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

Ohio Valley Banc Corp.'s consolidated total assets grew by $24,682,000 or 7.2% for the first nine months of 1997 to reach $365,605,000. Contributing to the growth in assets were the increases in loan balances of $9,881,000 and investment balances of $5,127,000. Funding the growth in assets were gains in total deposits of $16,671,000 and in securities sold under agreements to repurchase of $6,405,000.

For the first nine months of 1997, mortgage loans expanded $4,905,000 or 4.3% followed by consumer loan growth of $3,027,000 and commercial loan growth of $1,898,000. The ratio of loans to deposits was 88.4% at September 30, 1997, compared to 90.1% at December 31, 1996. Loans past due more than 90 days plus loans placed on nonaccrual status were approximately $3,757,000 or 1.42% of outstanding balances at September 30, 1997, compared to $2,944,000 or 1.16% of outstanding balances at the end of 1996. As a percentage of total loans, the allowance for loan losses at September 30, 1997 was 1.22% versus 1.21% at December 31, 1996. Management utilizes an extensive system of evaluating the adequacy of the allowance for loan losses quarterly. Consequently, management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values. In addition, the majority of the loan growth has occurred in mortgage loans which are generally well secured and consumer loans which are lower balance loans made to many different borrowers.

Total investment securities increased 7.7% from December 31, 1996. The growth occurred in U.S. Government agencies and state and municipal bonds, which are up $2,969,000 and $1,003,000. The fair market value of the portfolio was higher than the amortized cost by $712,000 at September 30, 1997 compared to a $559,000 unrealized gain at December 31, 1996. Within the Company's portfolio are securities which are considered to be structured notes. Structured notes are debt securities other than mortgage-backed securities whose cash flow characteristics depend on one or more indices and/or that have embedded forward, put or call options. The investment portfolio contains $6,000,000 of structured notes which represents 8% of the entire portfolio. The fair market value of these securities was less than the amortized cost by $23,000 or .4%. $6,500,000 of the structured notes matured during the first nine months of 1997. The remaining $6,000,000 will mature by April 1998. Management has the ability and presently intends to hold these securities to maturity. The Company has had no sales of investment securities during 1997 and does not anticipate any sales.

Total deposits at September 30, 1997, of $298,496,000 represents an increase of 5.9% from December 31, 1996. Time deposits accounted for a majority of the growth by increasing $11,266,000 or 6.5%. Savings and interest-bearing demand deposits are up 4.4% and demand deposits are up 6.2%.

Securities sold under agreements to repurchase increased $6,405,000 from December 31, 1996. Other borrowed funds are primarily advances from the Federal Home Loan Bank (FHLB), which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $3,247,000 from December 31, 1996 due to the repayment of short-term borrowings.

Total shareholders' equity at September 30, 1997 of $32,905,000 was 8.3% greater than the balance of $30,378,000 on December 31, 1996. Contributing to this increase was year-to-date income of $2,630,000 and proceeds from the issuance of common stock through the dividend reinvestment plan of $923,000 less cash dividends paid of $1,039,000, or $.59 per share adjusted for stock split. The cash dividend represents 39.5% of the year-to-date income; although the Dividend Reinvestment Plan effectively reduces the payout ratio to 4.4%.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp.'s net income was $936,000 for the third quarter and $2,630,000 for the first nine months of 1997, up 11.4% and 11.1%, compared to $840,000 and $2,367,000 for the same periods in 1996. Third quarter net income per share, adjusted for the stock split, was $.52, up 8.3% over last year's $.48 and $1.48 for the first nine months of 1997, up 8.0% over 1996's $1.37. Return on assets was 1.00% at September 30, 1997, up from .98% a year ago and return on equity was 11.20% compared to 11.19% for the same time period.

The improved earnings are primarily a result of net interest income, which surpassed the year-to-date and third quarter of last year by $1,254,000 and $381,000. The growth in earning assets combined with a higher net interest margin resulted in additional net interest income. Management anticipates the net interest margin to stabilize in the future due to the desired mix of loans to investments being achieved.

Total other income increased $287,000 and $111,000 over the year-to-date and third quarter of 1996. The increase was related to earnings on life insurance contracts purchased in the fourth quarter of 1996 to take advantage of the tax preferenced nature of life insurance contracts and to support additional benefit packages. Total other expense increased $1,244,000 or 16.0% over the first nine months of 1996 and increased $357,000 or 13.1% over the third quarter of 1996. With the establishment of new offices, the conversion of our Point Pleasant office from a loan origination office to a full-service bank branch and growth in assets which require more people to service, the number of full-time equivalent employees increased by 30 from September 30, 1996 to September 30, 1997. Salary and employee benefits are up $712,000 over the first nine months of 1996 and are up $220,000 over the third quarter of 1996. Data processing expenses increased in relation to the system conversion and credit card processing. Contributing to the increase in other operating expense was the supplemental retirement program established in 1997 and general increases in overhead expenses.

CAPITAL RESOURCES

Shareholders' equity totaled $32,905,000 at September 30, 1997, compared to $30,378,000 at December 31, 1996. All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:
                                        Company Ratios                Regulatory
                             September 30, 1997   December 31, 1996    Minimum
                             ------------------   -----------------    --------

Tier 1 risk-based capital           12.7%               12.5%            4.00%
Total risk-based capital ratio      14.0%               13.8%            8.00%
Leverage ratio                       9.1%                8.9%            4.00%

Cash dividends paid of $1,039,000 for the first nine months of 1997 represents a 8.6% increase over the cash dividends paid during the same period in 1996. The increase in cash dividends paid is due to the additional shares outstanding during 1997 which were not outstanding during 1996 and to the increase in the dividend paid per share. During the first nine months of 1997, the Company issued 25,546 shares under the dividend reinvestment and stock purchase plan. At September 30, 1997, approximately 60% of the shareholders were enrolled in the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and the fair value of held-to-maturity securities maturing within one year of $65,235,000 represented 17.8% of total assets at September 30, 1997. In addition, the Corporation has established a $16,900,000 line of credit with the Federal Home Loan Bank in Cincinnati to further enhance the bank's ability to meet liquidity demands. As of September 30, 1997, the Bank had the full amount of the line of credit available. The Company experienced an increase of $7,428,000 in cash and cash equivalents for the nine months ended September 30, 1997. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

Exhibits and Reports on Form 8-K
--------------------------------

A.   Exhibits - not applicable
B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first nine months of 1997.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  November 14, 1997        /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  November 14, 1997        /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer