Form 10-K
period 1997-12-31
OHIO VALLEY BANC CORP
filed 1998-03-31
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period ended:___________________

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998: $ 54,122,564

           The number of common shares of the registrant outstanding as of February 28,1998: 1,811,775 common shares.

Exhibit Index begins on page 18.                             Page 1 of 78 pages.

                             Ohio Valley Banc Corp.
                                    Form l0-K
                                December 31, 1997

     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1997 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
      Part II, Items 5, 6, 7 and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1998 are incorporated by reference into Part III, Items 10, 11, 12 and 13.



     Contents of Form 10-K

PART I
     Item 1       Business                                                    3
     Item 2       Properties                                                 12
     Item 3       Legal Proceedings                                          12
     Item 4       Submission of Matters to a Vote of Security Holders        12

PART II
     Item 5       Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       14
     Item 6       Selected Financial Data                                    14
     Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                                15
     Item 8       Financial Statements and Supplementary Data                15
     Item 9       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       15

PART III
     Item 10      Directors and Executive Officers of the Registrant         15
     Item 11      Executive Compensation                                     15
     Item 12      Security Ownership of Certain Beneficial Owners and
                   Management                                                16
     Item 13      Certain Relationships and Related Transactions             16

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  16

SIGNATURES                                                                   17

EXHIBIT INDEX                                                                18

                                     PART I

ITEM 1 - BUSINESS

                         General Description of Business

   Ohio Valley Banc Corp. (Registrant) was incorporated under the laws of the State of Ohio on January 8, 1992. The Registrant is registered under the Bank Holding Company Act of 1956, as amended (BHC Act). A substantial portion of the Registrant's revenue is derived from cash dividends paid by The Ohio Valley Bank Company, the Registrant's wholly-owned subsidiary (the "Bank"). The principal executive offices of the Registrant are located at 420 Third Avenue, Gallipolis, Ohio 45631.

   The Bank was organized on September 24, 1872, under the laws governing private banking in Ohio. The Bank was incorporated in accordance with the general corporation laws governing savings and loan associations of the State of Ohio on January 8, 1901. The Articles of Incorporation of the Bank were amended on January 25, 1935, for the purpose of authorizing the Bank to transact a commercial savings bank and safe deposit business and again on January 26, 1950, for the purpose of adding special plan banking. The Bank was approved for trust powers in 1980 with trust services first being offered in 1981. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

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

                Description of Ohio Valley Banc Corp.'s Business

   The Registrant's business is incident to its 100% ownership of the outstanding stock of the Bank and Loan Central. The Bank is a full-service financial institution offering a blend of commercial, retail and agricultural banking services. Loans of all types and checking, savings and time deposits are offered, along with such services as safe deposit boxes, issuance of travelers' checks and administration of trusts. Loan Central, a consumer finance company, offers smaller balance consumer loans to individuals with nonconforming or nontraditional credit history. Revenues from loans accounted for 80.66% in 1997, 79.81% in 1996 and 74.50% in 1995 of total consolidated revenues. Revenues from interest and dividends on securities accounted for 13.56%, 15.21% and 20.58% of total consolidated revenues in 1997, 1996 and 1995, respectively. The Bank presently has nine offices, six of which offer drive-up services and automatic teller machines. The Bank accounted for substantially all of the Registrant's consolidated assets at December 31, 1997.

   The banking business is highly competitive. The Bank's market area is concentrated primarily in Gallia, Jackson, Pike and Franklin Counties in Ohio and Mason County, West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are becoming increasingly visible. With the formation of Loan Central, the Registrant is better able to compete in Gallia County by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in Lawrence County which is outside the Bank's primary market area. The principal methods of competition are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of service. The business of the Registrant and its subsidiaries is not seasonal, nor is it dependent upon a single or small group of customers.

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

  Commercial lending entails significant risks as compared with consumer lending
- i.e., single-family residential mortgage lending, installment lending and credit card loans. In addition, the payment experience on commercial loans is typically dependent on adequate cash flows in order to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. Thus, commercial loans may be subject, to a greater extent, to adverse conditions in the economy generally or adverse conditions in a specific industry.

  The Registrant's subsidiaries make installment credit available to customers and prospective customers in their primary market area of southeastern Ohio. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring the performance of their respective consumer portfolio and updating loan personnel. The Registrant's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers thus reducing their risk of loss when a borrower's income is terminated or interrupted. The Registrant's subsidiaries review their respective consumer loan portfolios monthly to charge off loans which do not meet that subsidiary's standards. Credit card accounts are administered in accordance with the same standards as applied to other consumer loans.

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

   The Bank expanded its operations in December 1996 by introducing a supermarket branch in the Bank's existing market area of Gallia County to further enhance the Bank's customer service through extended hours and convenience. In January 1997, another branch was opened in Columbus, Ohio (Franklin County) which represents a new market for the Bank. The Bank also converted its loan origination office in Point Pleasant, West Virginia to a full-service branch providing greater access to its current and future customers. The Bank expects to continue this growth in 1998 by introducing a second SuperBank branch to be located in a local Wal-Mart store in Gallipolis. To expand on Loan Central's success, a third office was opened in Jackson, Ohio in early 1998.
                           Supervision and Regulation

   The following is a summary of certain statutes and regulations affecting the Registrant and the Bank. The summary is qualified in its entirety by reference to such statutes and regulations.

   The Registrant is a bank holding company under the BHC Act, which restricts the activities of the Registrant and the acquisition by the Registrant of voting shares or assets of any bank, savings association or other company. The Registrant is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

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

   Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Since June 1997, pursuant to federal legislation, the Bank has been authorized to branch across state lines, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to weighted risk assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100 - 200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member banks, such as the Bank, are subject to similar capital requirements adopted by the FDIC.

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

              Deposit Insurance Assessments and Recent Legislation

   The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

   Because BIF become fully funded, BIF assessments for healthy commercial banks were reduced to $0 per year, during 1997. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks during 1998 will be $.013 per $100 in deposits. Based upon its level of deposits at December 31, 1997, the projected BIF assessments for the Bank would be $37,427 for 1998.

                     Monetary Policy and Economic Conditions

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

                                Other Information

   Management anticipates no material effect upon the capital expenditures, earnings and competitive position of the Registrant or its subsidiaries by reason of any laws regulating or protecting the environment. The Registrant believes that the nature of the operations of the Bank has little, if any, environmental impact. The Registrant, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the forseeable future. The Bank may be required to make capital expenditures related to properties which it may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable. Neither the Registrant nor its subsidiaries have any material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities and no employees are engaged full time in research activities. As of December 31, 1997, the Registrant and its subsidiaries employed 212 persons full-time and 18 persons part-time. Management considers its relationship with its employees to be good.

  Financial Information About Foreign and Domestic Operations and Export Sales

   The Registrant's subsidiaries do not have any offices located in a foreign country and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure

   The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosure in the Registrant's 1997 Annual Report to Shareholders, page 9 and pages 31-43, which are hereby incorporated herein by reference.

                             Ohio Valley Banc Corp.
                             Statistical Information

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.       The average balance sheet  information and the related analysis of net interest earnings for the years ending December 31, 1997, 1996 and 1995 are included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations found on page 39 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1997 and 1996 are included in Table II - "Rate Volume Analysis of Changes in Interest Income & Expense", within Management's Discussion and Analysis of Operations found on page 40 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:
                  Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.


II.      SECURITIES

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

    (dollars in thousands)                     1997         1996         1995
    ----------------------                     ----         ----         ----
Securities Available-for-Sale
  U.S. Treasury securities                   $27,446      $28,467      $31,171
  U.S. Government agency securities            2,062
  Equity Securities                            3,151        2,125        2,231
                                             -------      -------      -------
    Total securities available-for-sale      $32,659      $30,592      $33,402
                                             =======      =======      =======

Securities Held-to-Maturity
  U.S. Government agency securities          $24,509      $22,441       34,935
  Obligations of states and
    political subdivisions                    13,935       12,252       12,280
  Corporate obligations                          503          758        1,512
  Mortgage-backed securities                     472          546          623
                                             -------      -------      -------
    Total securities held-to-maturity        $39,419      $35,997      $49,350
                                             =======      =======      =======

                             Ohio Valley Banc Corp.
                             Statistical Information

B. Information required by this item is included in Table III-"Securities", within Management's Discussion and Analysis of Operations found on page 41 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. Excluding obligations of the U.S. Treasury and other agencies and corporations of the U.S. Government, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of the Registrant.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(dollars in thousands)     1997       1996       1995       1994       1993
----------------------     ----       ----       ----       ----       ----
Real estate loans        $110,247   $102,158   $ 96,412   $ 86,792   $ 75,249
Commercial loans           78,124     74,666     52,361     55,899     51,754
Consumer loans             78,840     74,908     66,784     55,675     54,567
All other loans             2,568      2,312      1,200      1,954      3,552
                         --------   --------   --------   --------   --------
                         $269,779   $254,044   $216,757   $200,320   $185,122
                         ========   ========   ========   ========   ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is included in Table VII - "Maturity and Repricing Data of Loans", within Management's Discussion and Analysis of Operations found on page 42 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. 1. Risk Elements - Information required by this item is included in Table VI - "Summary of Nonperforming and Past Due Loans", within Management's Discussion and Analysis of Operations found on page 42 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

         2. Potential Problem Loans - At December 31, 1997, there are approximately $200,000 of loans, which are not included in Table VI - "Summary of Nonperforming and Past Due Loans" within Management's Discussion and Analysis of Operations found on page 42 of the Registrant's 1997 Annual Report to Shareholders, for which management has some doubt as to the borrowers' ability to comply with the present repayment terms. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

         3. Foreign Outstandings - There were no foreign outstandings at December 31, 1997, 1996, or 1995.

         4. Loan Concentrations - As of December 31, 1997, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III(A) above. Also refer to the Consolidated Financial Statements regarding concentrations of credit found within Note A of the Notes to the Consolidated Financial Statement on page 15 of the Registrant's 1997 Annual Report to Shareholders incorporated herein by reference.

                             Ohio Valley Banc Corp.
                             Statistical Information

         5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 1997, there were no other interest-bearing assets that would be required to be disclosed under Item III (C) if such assets were loans. At December 31, 1997, other real estate owned totaled $142,000.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the years ended December 31:

(dollars in thousands)              1997     1996     1995     1994     1993
                                    ----     ----     ----     ----     ----
Balance, beginning of year         $3,080   $2,388   $2,184   $2,013   $1,701
Loans charged-off:
  Real estate                          39        3       28       35       54
  Commercial                          215       78      182               377
  Consumer                            961      673      304      263      387
                                   ------   ------   ------   ------   ------
    Total loans charged-off         1,215      754      514      298      818

Recoveries of loans:
  Real estate                           1                          5        2
  Commercial                           41       73       57        4      105
  Consumer                            138       54       47       47       48
                                   ------   ------   ------   ------   ------
    Total recoveries of loans         180      127      104       56      155

Net loan charge-offs               (1,035)    (627)    (410)    (242)    (663)
Provision charged to operations     1,245    1,319      614      413      975
                                   ------   ------   ------   ------   ------
Balance, end of year               $3,290   $3,080   $2,388   $2,184   $2,013
                                   ======   ======   ======   ======   ======

         Ratio of Net Charge-offs to Average Loans - Information required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations found on page 42 of the Registrants 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference. In addition, attention is directed to the caption "Loans" within Management's Discussion and Analysis of Operations on page 35 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

B. Allocation of the Allowance for Loan Losses - Information required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations found on page 42 of the Registrants 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

                             Ohio Valley Banc Corp.
                             Statistical Information

V.       DEPOSITS

A. & B.       Deposit Summary - Information required by this item is included in
         Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations found on page 39 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. & E.       Foreign Deposits - There were no foreign  deposits  outstanding at
         December 31, 1997, 1996, or 1995.

D. Schedule of Maturities - Information required by this item is included in Note F - Deposits in the table providing the summary of total time deposits by remaining maturities of the notes to the Consolidated Financial Statements found on page 18 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.


VI.      RETURN ON EQUITY AND ASSETS

              Information required by this section is included in Table IX - "Key Ratios", within Management's Discussion and Analysis of Operations found on page 43 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

VII.     SHORT-TERM BORROWINGS

              The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)                                1997      1996      1995
----------------------                                ----      ----      ----
Balance outstanding at period end                   $12,831   $ 8,714   $ 9,504
Weighted average interest rate at period end          3.95%     3.50%     2.90%
Average amount outstanding during year              $11,352   $ 9,813   $17,790
Approximate weighted average interest rate
 during the year                                      3.83%     3.46%     3.36%
Maximum amount outstanding as of any month end      $16,768   $12,288   $21,748

ITEM 2 - PROPERTIES

   The Registrant owns no material physical properties except through the Bank. The Bank conducts its operations from its main office building at 420 Third Avenue, in Gallipolis, Ohio 45631. The main office building, Trust/Operations Center and five of the eight branch facilities are owned by the Bank. The Bank has eight branch offices. A summary of these properties are as follows:

  1) Mini-Bank Office      437 Fourth Avenue, Gallipolis, OH 45631
  2) Jackson Pike Office   3035 State Route 160, Gallipolis, OH 45631
  3) Rio Grande Office     416 West College Avenue, Rio Grande, OH 45674
  4) Jackson Office        738 East Main Street, Jackson, OH 45640
  5) Waverly Office        507 W. Emmitt Avenue, Waverly, OH 45690
  6) SuperBank Office      236 Second Avenue, Gallipolis, OH  45631
  7) Columbus Office       3700 South High Street, Suite 100, Columbus, OH 43207
  8) Point Pleasant Office 328 Viand Street, Point Pleasant, WV 25550

   The SuperBank, Columbus and Point Pleasant offices are all leased. The lease term for the SuperBank facility is from December 1, 1996 to November 30, 2001, with an option to renew for an additional five years. The base rent is $8,900 per year. The lease term for the Columbus facility is from July 14, 1996 to July 13, 1999, with a base rent of $8,010 per year. The Point Pleasant location has a lease term from July 1, 1997 to June 30, 2017, with a base rent of $30,000 per year.
   The Bank leases a facility at 429 Viand Street, Point Pleasant, West Virginia, 25550, that was used as a loan production office until being converted to a temporary full-service branch in 1997. The lease will expire on December 31, 1998 and will not be renewed due to the completion of the new office in Point Pleasant.
   The Bank owns a facility at 143 Third Avenue, Gallipolis, Ohio used for additional office space. The Bank also owns a facility at 441 Second Avenue, Gallipolis, Ohio, which it leases to The Ohio Company, whose principal place of business is 155 East Broad Street, Columbus, Ohio 43215. The primary lease term is from July 1, 1997 to June 30, 2002, with a base rent of $13,800 per year.
   Loan Central leases three facilities used as consumer finance offices with one facility being located at 266 Upper River Road, Gallipolis, Ohio; a second facility being located at 367 County Road 406, Building #6, South Point, Ohio 45686; and the third facility being located at 323 East Broadway Street, Jackson, Ohio 45640. The lease term for the Gallipolis office is from February 1, 1997 to February 1, 1999 with a base rent of $8,400. The lease term for the South Point office is from February 1, 1996 to February 1, 1999. The base rent is $13,500 for the first year, $14,625 for the second year and $15,750 for the third year. The Jackson office has a lease term from January 22, 1998 to January 21, 2001 with a base rent of $9,600 per year.
   Management considers its properties to be satisfactory for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

   There are no material pending legal proceedings against the Registrant or its subsidiaries, other than ordinary litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There was no matter submitted during the fourth quarter of 1997 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to Executive Officers who are directors is incorporated by reference to the information appearing under the caption "Election of Directors" on page 4 of the Registrants 1998 Proxy Statement. Executive officers not required to be disclosed in the Proxy Statement are presented in the table below. Executive officers serve at the pleasure of the Board of Directors.

                                           Officer of the      Officer of the
     Name                     Age            Bank Since       Registrant Since
     ----                     ---            ----------       ----------------
  Wendell B. Thomas           63                1962               1995
                    Principal  Occupation:  Vice  President and Secretary of the
                    Registrant   beginning  1995,   Senior  Vice  President  and
                    Secretary of the Bank beginning 1995, Vice President and Senior Loan Officer of the Bank from 1992 to 1994.

  Sue Ann Bostic              56                1990               1996

                    Principal Occupation: Vice President of the Registrant beginning 1996, Senior Vice President, Administrative Group of the Bank beginning 1996, Vice President, Support Services Division of the Bank from 1993 to 1995, Assistant Vice President for Retail Marketing Services in 1992.

  Michael D. Francis          40                1990               1995

                    Principal Occupation: Vice President of the Registrant beginning 1995, Senior Vice President of Loan Central beginning 1995, Vice President, Loan Administration, of the Bank from 1993 to 1994, Assistant Vice President and Loan Administration and Compliance Officer of the Bank in 1992.

  Katrinka V. Hart            39                1985               1995

                    Principal Occupation: Vice President of the Registrant beginning 1995, Senior Vice President, Retail Bank Group of the Bank beginning 1995, Vice President, Branch Administration Division of the Bank from 1993 to 1994, Assistant Vice President and Manager of Installment Lending, and Branch Administration Officer of the Bank in 1992.

  Charles C. Lanham           69                1997               1997

                    Principal   Occupation:   Senior  Vice   President   of  the
                    Registrant beginning 1997, Executive Vice President of the Bank beginning 1997.

  Mario P. Liberatore         52                1997               1997

                    Principal Occupation: Vice President of the Registrant beginning 1997, Senior Vice President, West Virginia Bank Group of the Bank beginning 1997.

  E. Richard Mahan            52                1991               1995
                    Principal Occupation: Vice President of the Registrant beginning 1995, Senior Vice President, Commercial Bank Group of the Bank beginning 1995, Vice President, Lending Division of the Bank from 1993 to 1994, Assistant Vice President and Manager Secured Commercial Lending of the Bank in 1992.

  Larry E. Miller, II         33                1991               1995

                    Principal Occupation: Vice President of the Registrant beginning 1995, Senior Vice President, Financial Bank Group of the Bank beginning 1995, Vice President and Internal Auditor of the Bank from 1993 to 1994, Assistant Vice President and Internal Auditor of the Bank in 1992.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

   The information required under this item is located under the caption "Summary of Common Stock Data" on page 30 of the Registrant's 1997 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within Management's Discussion and Analysis of Operations on page 36 of the Registrant's 1997 Annual Report to Shareholders and to Note N "Regulatory Matters" located on page 24 therein. All such information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

   The information required under this item is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 9 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

   "Management's Discussion and Analysis of Operations" appears on pages 31 through 38 of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required under this item is included in Table VIII - "Rate Sensitivity Analysis" found on page 43 and the caption "Liquidity and Interest Rate Sensitivity" found on page 37 within Management's Discussion and Analysis of Operations of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Registrant's consolidated financial statements and related notes are listed below and incorporated herein by reference to the 1997 Annual Report to Shareholders, pages 10 through 28. The "Report of Independent Auditors" appears on page 29 and the supplementary "Summarized Quarterly Financial Information" specified by Item 302 of Regulation S-K appears on page 28 of the 1997 Annual Report to Shareholders and are incorporated by reference.

         Consolidated Statements of Condition as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended
             December 31, 1997, 1996 and 1995
         Consolidated Statements of Changes in Shareholders' Equity for the
             years ended December 31, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows for the years ended
             December 31, 1997, 1996 and 1995
         Notes to the Consolidated Financial Statements
         Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

   No response required.


                                    PART III

   Information relating to the following items is included in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held April 8, 1998 ("1998 Proxy Statement") filed with the Commission and is incorporated by reference to the pages listed below into this Form l0-K Annual Report, provided, that neither the report on executive compensation nor the performance graph included in the Registrant's definitive proxy statement shall be deemed to be incorporated herein by reference.

ITEM 10 - DIRECTORS  AND  EXECUTIVE  OFFICERS OF THE  REGISTRANT
         Discussion located at pages 5-6 of 1998 Proxy Statement.
         See also Part I - "Executive Officers of the Registrant", beginning on page 13 of this Form 10-K.
         No facts exist which would require disclosure under Item 405 of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION
         Discussion located at pages 7-8 of 1998 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Discussion located at pages 2-4 of 1998 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Discussion located at page 10 of 1998 Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                   AND REPORTS ON FORM 8-K

A.  ( 1 ) Financial Statements
          --------------------

   The following consolidated financial statements of the Registrant appear in the 1997 Annual Report to Shareholders, Exhibit 13, on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:



Consolidated Statements of Condition as of December 31, 1997 and 1996 10 Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995  ..................................    11
Consolidated Statements of Changes in Shareholders' Equity for the
  years ended December 31, 1997, 1996 and 1995  ......................    12
Consolidated Statements of Cash Flows for the Years ended
  December 31, 1997, 1996 and 1995  ..................................    13
Notes to the Consolidated Financial Statements  ...................... 14-28
Report of Independent Auditors  ......................................    29


      (2) Financial Statement Schedules

   Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

      (3) Exhibits

   Reference is made to the Exhibit Index which is found on page 18 of this Form 10-K.

B. Reports on Form 8- K

   No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO VALLEY BANC CORP.

Date:  March 17, 1998                   By /s/James L. Dailey
                                           -----------------------------
                                           James L. Dailey, Chairman and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

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

/s/Warren F. Sheets                     Director
-----------------------------
Warren F. Sheets

/s/Thomas E. Wiseman                    Director
-----------------------------
Thomas E. Wiseman

                                  EXHIBIT INDEX

   The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

    Exhibit Number                            Exhibit Description

         3.(i) Amended Articles of Ohio Valley Banc Corp. (as filed with the Ohio Secretary of State on August 21, 1992) are incorporated herein by reference to Form 8-K (File# 2-71309) [Exhibit 3a] filed November 6, 1992.

         3.(i) Certificate of Amendment by Shareholders to the Articles of Incorporation of Ohio Valley Banc Corp. (as filed with the Ohio Secretary of State on April 26, 1996) [Exhibit is being filed herewith.]

         3.(i)                Amended   Articles   of  Ohio  Valley  Banc  Corp.
                              (reflects amendments through April 26, 1996)[for SEC reporting compliance only -- not filed with Ohio Secretary of State][Exhibit is being filed herewith.]


         3b                   Code  of   Regulations   of  the   Registrant  are
                              incorporated herein by reference to Form 8-K (File # 2-71309) [Exhibit 3b] filed November 6, 1992.

         10                   Summary   of   Deferred   Compensation   Plan  for
                              Directors and Executive Officers [Exhibit is being file herewith]

         11 Statement regarding computation of per share earnings (included in Note A of the notes to the Consolidated Financial Statements on page 43 of this Annual Report on Form 10-K.)

         13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997. [Exhibit is being filed herewith] (Not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K.)

         21 Subsidiaries of the Registrant [Exhibit is being filed herewith.]

         23a                  Consent by Certified  Public  Accountants - Crowe,
                              Chizek  and   Company   LLP.   [Exhibit  is  being
                              herewith.]

         27                   Financial   Data   Schedule.   [Exhibit  is  filed
                              herewith.]