Form 10-Q
period 1998-03-31
OHIO VALLEY BANC CORP
filed 1998-05-15
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  MARCH 31, 1998


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

       Common stock, $1.00 stated value          Outstanding at April 30, 1998
                                                 1,811,775 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      4

    Condensed Consolidated Statements of Cash Flows..................      5

    Notes to the Consolidated Financial Statements...................      6


    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     11


                          Part II - Other Information

    Other Information and Signatures.................................     16

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)


                                                     March 31,     December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $     8,222     $     7,712
Federal funds sold                                      11,000              94
                                                   ------------    ------------
     Total cash and cash equivalents                    19,222           7,806
Interest-bearing balances with banks                       118             103
Securities available-for-sale                           29,220          32,659
Securities held-to-maturity                             36,037          39,419
Total loans                                            278,113         269,779
Allowance for loan losses                               (3,442)         (3,290)
                                                   ------------    ------------
     Net loans                                         274,671         266,489
Premises and equipment, net                              7,785           7,326
Accrued interest receivable                              2,396           2,503
Other assets                                             8,535           7,790
                                                   ------------    ------------
          Total assets                             $   377,984     $   364,095
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    35,306     $    37,100
Interest-bearing deposits                              265,370         256,612
                                                   ------------    ------------
     Total deposits                                    300,676         293,712
Securities sold under agreements to repurchase          14,524          12,831
Other borrowed funds                                    23,079          19,479
Accrued liabilities                                      4,612           3,907
                                                   ------------    ------------
          Total liabilities                            342,891         329,929
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 1,811,775 and 1,801,932
   shares issued and outstanding at March 31,
   1998 and December 31, 1997)                           1,812           1,802
Surplus                                                 26,268          25,930
Retained earnings                                        6,784           6,207
Net unrealized gains on available-for-sale
   securities                                              229             227
                                                   ------------    ------------
   Total shareholders' equity                           35,093          34,166
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   377,984     $   364,095
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)

                                               Three months ended March 31,
                                                 1998                1997
                                             ------------        ------------

Interest income:
   Interest and fees on loans                $      6,815        $      6,144
   Interest on taxable securities                     819                 794
   Interest on nontaxable securities                  168                 154
   Dividends                                           54                  44
   Other interest                                      44                  14
                                             ------------        ------------
         Total interest income                      7,900               7,150

Interest expense:
   Interest on deposits                             3,143               2,979
   Interest on repurchase agreements
     and other borrowed funds                         389                 319
                                             ------------        ------------
        Total interest expense                      3,532               3,298
                                             ------------        ------------

Net interest income                                 4,368               3,852
Provision for loan losses                             356                 299
                                             ------------        ------------
Net interest income after provision                 4,012               3,553

Other income:
   Service charges on deposit accounts                202                 187
   Trust division income                               51                  47
   Other operating income                             250                 181
                                             ------------        ------------
        Total other income                            503                 415

Other expense:
   Salaries and employee benefits                   1,846               1,683
   Occupancy expense                                  148                 122
   Furniture and equipment expense                    192                 141
   Data processing expense                            111                 156
   Other operating expense                            921                 791
                                             ------------        ------------
        Total other expense                         3,218               2,893
                                             ------------        ------------

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                 (dollars in thousands, except per share data)

                                               Three months ended March 31,
                                                 1998                1997
                                             ------------        ------------

Income before federal income taxes           $      1,297        $      1,075
Provision for income taxes                            360                 290
                                             ------------        ------------
Net income                                            937                 785
                                             ------------        ------------

Other comprehensive income, net of tax:
  Change in unrealized gains on securities              2               (168)
                                             ------------        ------------

Comprehensive income                         $        939        $        617
                                             ============        ============


Basic and diluted earnings per share :       $        .35        $        .30
                                             ============        ============



               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                 (dollars in thousands, except per share data)

                                               Three months ended March 31,
                                                 1998                1997
                                             ------------        ------------

Balance at beginning of period               $     34,166        $     30,378

Net income                                            937                 785

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan                                  348                 299

Cash dividends                                       (360)               (329)

Net change in unrealized
   appreciation on available-
   for-sale securities                                  2                (168)
                                             ------------        ------------

Balance at end of period                     $     35,093        $     30,965
                                             ============        ============


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollars in thousands, except per share data)

                                                 Three months ended March 31,
                                                   1998                1997
                                               ------------        ------------

Net cash from operating activities             $      1,539        $      1,927

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   3,500               1,000
   Purchases of securities available-
      for-sale                                                           (3,008)
   Proceeds from maturities of
      securities held-to-maturity                     3,344               4,012
   Purchase of securities held-to-maturity                               (1,783)
   Change in interest-bearing deposits
      in other banks                                    (14)                (24)
   Net increase in loans                             (8,538)             (4,521)
   Purchase of premises and equipment, net             (660)               (815)
                                               ------------        ------------
        Net cash from investing activities           (2,368)             (5,139)

Financing activities
   Net change in deposits                             6,964              12,274
   Cash dividends                                      (360)               (329)
   Proceeds from issuance of common stock               348                 299
   Change in securities sold under
      agreements to repurchase                        1,693               2,056
   Proceeds from long-term borrowings                12,164              11,200
   Repayment of long-term borrowings                 (4,266)             (4,091)
   Change in other short-term borrowings             (4,298)             (9,775)
                                               ------------        ------------
        Net cash from financing activities           12,245              11,634
                                               ------------        ------------

Change in cash and cash equivalents                  11,416               8,422
Cash and cash equivalents at beginning
   of year                                            7,806               8,688
                                               ------------       -------------
Cash and cash equivalents at end of year       $     19,222       $      17,110
                                               ============       =============



               See notes to the consolidated financial statements

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. and its wholly owned subsidiaries The Ohio Valley Bank Company and Loan Central, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at March 31, 1998, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the three months ended March 31, 1998 and March 31, 1997, Ohio Valley Banc Corp. paid interest in the amount of $3,804 and $2,944, respectively. For the three months ended March 31, 1998 and March 31, 1997, Ohio Valley Banc Corp. paid income taxes of $50 and $160, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the three months ended March 31, 1998 and March 31, 1997, weighted average shares outstanding were 2,711,211 and 2,645,001, respectively. On April 8, 1998, the Board of Directors declared a three for two stock split to shareholders of record on April 20, 1998. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Under this new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.





                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at March 31, 1998 and December 31, 1997 are as follows:

                                             March 31, 1998
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $     23,607   $      333                $     23,940
U.S. Government agency
   securities                    2,026           41                       2,067
Marketable equity
   securities                    3,240                $       27          3,213
                          ------------   ----------   ----------   ------------
     Total securities     $     28,873   $      374   $       27   $     29,220
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $     21,244   $      165   $        2   $     21,407
Obligations of state and
   political subdivisions       13,839          402                      14,241
Corporate Obligations              502            2                         504
Mortgage-backed securities         452            1           19            434
                          ------------   ----------   ----------   ------------
     Total securities     $     36,037   $      570   $       21   $     36,586
                          ============   ==========   ==========   ============

                                           December 31, 1997
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
  securities              $     27,093   $      353                $     27,446
U.S. Government agency
  securities                     2,028           34                       2,062
Marketable equity
  securities                     3,194                $       43          3,151
                          ------------   ----------   ----------   ------------
     Total securities     $     32,315   $      387   $       43   $     32,659
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
 securities               $     24,509   $      126   $       13   $     24,622
Obligations of state and
 political subdivisions         13,935          422                      14,357
Corporate Obligations              503            3                         506
Mortgage-backed securities         472            1           23            450
                          ------------   ----------   ----------   ------------
     Total securities     $     39,419   $      552   $       36   $     39,935
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      7,782   $      7,813   $      8,702   $      8,738
 Due in one to
   five years                17,851         18,194         21,654         21,917
 Due in five to
   ten years                                                5,229          5,497
  Mortgage-backed sec.                                        452            434
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     25,633   $     26,007   $     36,037   $     36,586
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt or equity securities during the first three months of 1998 or 1997.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      March 31,     December 31,
                                                        1998            1997
                                                    ------------    ------------
Real estate loans                                   $    116,829    $    110,247
Commercial and industrial loans                           80,496          78,124
Consumer loans                                            78,455          78,840
Other loans                                                2,333           2,568
                                                    ------------    ------------
                                                    $    278,113    $    269,779
                                                    ============    ============

At March 31, 1998 and December 31, 1997, loans on nonaccrual status were approximately $997 and $1,019, respectively. Loans past due more than 90 days and still accruing at March 31, 1998 and December 31, 1997 were $2,235 and $3,177, respectively. Other real estate owned at March 31, 1998 totaled $142, unchanged from December 31, 1997.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1998 and March 31, 1997 is as follows:

                                                      1998             1997
                                                  ------------     ------------

    Balance - January 1,                          $      3,290     $      3,080
    Loans charged off:
         Real estate                                         2                3
         Commercial                                                         119
         Consumer                                          319              194
                                                  ------------     ------------
              Total loans charged off                      321              316
    Recoveries of loans:
         Real estate                                        38
         Commercial                                         44
         Consumer                                           35               55
                                                  ------------      -----------
              Total recoveries                             117               55

    Net loan charge-offs                                  (204)            (261)

    Provision charged to operations                        356              299
                                                  ------------     ------------
    Balance - March 31,                           $      3,442     $      3,118
                                                  ============     ============

Information  regarding  impaired  loans at March 31, 1998 and March 31, 1997:

                                                       1998             1997
                                                   ------------     ------------
   Balance of impaired loans                       $        555     $        438

                                                   ------------     ------------
   Portion of impaired loan balance for which an
      allowance for credit losses is allocated              555              438
                                                   ------------     ------------
   Portion of allowance for loan losses
      allocated to the impaired loan balance                230              200
                                                   ------------     ------------

Information regarding impaired loans for the periods ended March 31, 1998 and March 31, 1997:

         Average investment in impaired
            loans for the year                     $        555     $        448

         Interest income recognized on
            impaired loans                                    0                0




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 9.27% of total loans were unsecured at March 31, 1998 as compared to 9.55% at December 31, 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 1998, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $39,110 as compared to $39,643 at December 31, 1997.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 1998 and December 31, 1997 are comprised of advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank Notes
(FRB)and promissory notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans which total $28,429 at March 31, 1998. Promissory notes have been issued primarily by the Parent Company and are due at various dates through a final maturity date of May 29, 2002.

                                Interest           Balance            Balance
         Maturity                Rates            at 3/31/98        at 12/31/97
         --------               -------          ------------       ------------

           1998                5.55-6.05         $      3,427      $      15,096
           1999                   5.75                  3,164
           2000                6.00-6.15                1,500              1,500
           2001                5.77-5.82                2,000
           2002                5.80-6.10                3,868              1,957
        Thereafter             5.13-5.85                4,994
                                                 ------------      -------------
         Total FHLB borrowings                         18,953             18,553
     Promissory notes          4.50-7.10                1,399                926
     FRB notes                    5.88                  2,727
                                                 ------------      -------------
           Total                                 $     23,079      $      19,479
                                                 ============      =============

The following table is a summary of the scheduled principal payments for these borrowings at March 31, 1998:

                      1998      1999      2000      2001      2002    Thereafter
                      ----      ----      ----      ----      ----    ----------

FHLB borrowings     $ 3,798   $ 3,719   $ 2,059   $ 2,567   $ 2,429   $    4,381

Promissory notes    $ 1,358   $    11   $    12   $    13   $     5

FRB notes           $ 2,727

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at March 31, 1998, compared to December 31, 1997, and the consolidated results of operations for the first three months of 1998 compared to the same period in 1997. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

On April 8, 1998, the Company entered into a Definitive Purchase Agreement with Jackson Savings Bank pursuant to which the Company will acquire Jackson Savings as a wholly-owned subsidiary. Under the terms of the Agreement, each of the 19,400 shares of Jackson Savings will be exchanged for a number of the Company's common shares with a total market value equal to $163.09. The proposed acquisition is subject to certain conditions, including the approval of Jackson Savings Bank shareholders and approval of certain regulatory authorities. The transaction is expected to be completed in the third quarter of 1998. Jackson
Savings is a full-service savings bank located in Jackson, Ohio with approximately $15.5 million in assets and $2.7 million in shareholders' equity at March 31, 1998. Management entered into the agreement to expand and enhance the Company's banking activities in Jackson County.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. grew $13,889 or 3.8% to reach $377,984 at March 31, 1998. The growth in total assets occurred in federal funds sold and loans which had increases of $10,906 and $8,334. The growth in assets was partially offset by securities declining by $6,821. Additional funding was provided by increases in total deposits of $6,964 and borrowed funds of $3,600.

For the first quarter of 1998, loan growth was led by mortgage loans expanding $6,582 driven by low interest rates. The Company has generated a large volume of new loans as well as refinances. For the same time period, commercial loans grew $2,372 and consumer loans decreased slightly. At March 31, 1998, the ratio of loans to deposits was 92.5% compared to 91.9% at December 31, 1997. In recent years, the Bank has increasingly utilized Federal Home Loan Bank (FHLB) borrowing as an alternative to deposits for funding. The borrowings offer two distinct advantages: they are less expensive than deposits for comparable terms and FHLB borrowings are not subject to pre-mature withdrawal. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values. As a percentage of total loans, the allowance for loan losses at March 31, 1998 was 1.24% versus 1.22% at December 31, 1997.

The securities portfolio declined $6,821 from December 31, 1997 as the majority of matured securities were reinvested in loans. As of April 1998, the Company's last structured note matured. Structured notes are debt securities other than mortgage-backed securities whose cash flow characteristics depend on one or more indices and/or that have embedded forward, put or call options. The Company's investment policy does not allow any future purchases of structured notes due to the thin trading market for these securities and their greater susceptibility to changes in market value.

Total deposits on March 31, 1998, of $300,676 represents an increase of $6,964 or 2.4% from December 31, 1997. Savings and interest-bearing demand deposits grew $8,332 or 11.3%. A large portion of the deposit growth was associated with the collection and distribution of local real estate taxes to various deposit accounts within the bank. The deposits from tax collections are short-term in nature and had an impact on the increase in federal funds which represent overnight investments.

Other  borrowed  funds are  primarily  advances  from the Federal Home Loan Bank
(FHLB), which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are up $3,600 from December 31, 1997. The growth in borrowed funds also is related to the Bank participating in a program with the Federal Reserve who deposits tax receipts in banks in the form of collateralized interest-bearing notes. The balance of these notes at March 31, 1998 was $2,727.

Total shareholders' equity at March 31, 1998 of $35,093 was 2.7% greater than the balance of $34,166 on December 31, 1997. Contributing to this increase was year-to-date income of $937 and proceeds from the issuance of common stock through the dividend reinvestment plan of $348 less cash dividends paid of $360, or $.13 per share adjusted for the stock split. The cash dividend represents 38.4% of the year-to-date income; although the Dividend Reinvestment Plan effectively reduces the payout ratio to 1.3%. Management's decision to effect a three for two stock split was generated by a desire to make the Company's common stock more accessible to the smaller investor.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $937 for the first quarter of 1998, up 19.3% compared to $785 for the first quarter of 1997. Comparing March 31, 1998 to March 31, 1997, return on assets increased to 1.04% from .93% and return on equity increased to 11.02% from 10.36%. The Company's earnings per share was $.35 per share at March 31, 1998 which was $.05 higher than the $.30 per share recorded for the first quarter of 1997, adjusted for the stock split. The primary contributor to the gain in net income was net interest income. Net interest income increased $516 or 13.4% over the first quarter of 1997 due to the growth in earning assets accompanied by a higher net interest margin. The Company achieved a higher net interest margin by allocating a larger percentage of earning assets to loans. The gain in net interest income was partially offset by net noninterest expense being up $237 or 9.6%.

Total other income increased $88 or 21.2% over March 31, 1997's total other income of $415 due primarily to the collection of outstanding insurance commissions of $41. Total other expense of $3,218 at March 31, 1998, was up $328 or 11.2% from the first quarter of 1997. Contributing to the increase in total other expense was salary and employee benefits, which increased $163 or 9.7%. With the establishment of additional offices and growth in assets which require more people to service, the number of full-time equivalent employees increased from 206 at March 31, 1997 to 217 at March 31, 1998. Additionally, the Company awarded annual merit increases. The growth in operations coupled with the investment in processing technology provided for the increase in occupancy expense and furniture and equipment expense. The upgrade in technology produced the decrease in data processing. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses.

In May 1997 a six member committee was formed and charged with the responsibility of ensuring that the Company will be ready for the Year 2000 transition. This committee has conducted extensive inventories of the Company's computer software and hardware as well as other equipment that may be microchip dependent. The vendors associated with the aforementioned hardware and software were contacted to determine the product's Year 2000 readiness. A Year 2000 plan has been developed which commits the Company to being Year 2000 compliant by December 31, 1998, thereby affording the Company one full year to test all mission critical systems to verify their viability for the Year 2000 and beyond. Management does not believe that the associated costs relating to the Year 2000 effort will materially affect the Company's results of operations, liquidity and capital resources. In an effort to assess and assist the Year 2000 efforts of our customers, the Company sponsored a forum in December of 1997 on Year 2000 date change issues.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios             Regulatory
                                 March 31, 1998   December 31, 1997   Minimum
                                 --------------   -----------------   --------

Tier 1 risk-based capital             13.0%             13.0%           4.00%
Total risk-based capital ratio        14.2%             14.2%           8.00%
Leverage ratio                         9.5%              9.3%           4.00%

Cash dividends paid of $360 for the first three months of 1998 represents a 9.4% increase over the cash dividends paid during the same period in 1997. The increase in cash dividends paid is due to the additional shares outstanding during 1998 which were not outstanding during 1997. During the first quarter of 1998, the Company issued 9,843 shares under the dividend reinvestment and stock purchase plan. At March 31, 1998, approximately 63% of the shareholders were enrolled in the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and held-to-maturity securities maturing within one year of $57,262 represented 15.2% of total assets at March 31, 1998. In addition, the Corporation has established a $16,900 line of credit with the Federal Home Loan Bank in Cincinnati to further enhance the bank's ability to meet liquidity demands. As of March 31, 1998, the Bank had the full amount of the line of credit available. The Company experienced an increase of $11,416 in cash and cash equivalents for the three months ended March 31, 1998. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

As of March 31, 1998                                    Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         1998      1999      2000      2001      2002     after    Total    03/31/98
Rate-Sensitive Assets:
Fixed interest rate loans             $  4,595  $  6,305  $ 11,644  $ 17,931  $ 15,208  $ 59,042  $114,725  $115,256
Average interest rate                    9.84%    11.64%    11.81%    11.18%    10.88%     9.09%    10.10%

Variable interest rate loans          $ 37,467  $  1,789  $  3,163  $  6,904  $  9,051  $105,014  $163,388  $163,388
Average interest rate                   10.33%     9.90%    10.17%     9.82%     9.35%     8.34%     8.97%

Fixed interest rate securities        $ 15,485  $ 11,611  $ 10,350  $ 10,789  $  7,754  $  8,921  $ 64,910  $ 65,806
Average interest rate                    6.66%     6.90%     6.42%     6.39%     6.39%     7.50%     6.70%

Other interest-bearing assets         $ 11,117                                                    $ 11,117  $ 11,117
Average interest rate                    5.42%                                                       5.42%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  4,249  $  4,050  $  3,253  $  2,862  $  2,519  $ 18,373  $ 35,306  $ 35,306

Savings & Interest-bearing checking   $ 12,447  $ 10,204  $  8,408  $  6,966  $  5,805  $ 38,214  $ 82,044  $ 82,044
Average interest rate                    2.60%     2.62%     2.64%     2.66%     2.68%     2.87%     2.74%

Time deposits                         $104,492  $ 53,577  $ 11,368  $  3,769  $  3,821  $  6,299  $183,326  $184,076
Average interest rate                    5.69%     5.71%     5.90%     5.93%     6.49%     6.39%     5.76%

Fixed interest rate borrowings        $  7,505  $  3,164  $  1,500  $  2,000  $  3,867  $  5,043  $ 23,079  $ 23,079
Average interest rate                    5.92%     5.75%     6.08%     5.80%     5.92%     5.57%     5.82%

Variable interest rate borrowings     $ 14,524                                                    $ 14,524  $ 14,524
Average interest rate                    3.92%                                                       3.92%

                                                                            15

                              OHIO VALLEY BANC CORP
                           Part II - Other Information




Exhibits and Reports on Form 8-K
--------------------------------

A.   Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first three months of 1998.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  May 15, 1998             /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  May 15, 1998             /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer