Form 10-Q
period 1998-06-30
OHIO VALLEY BANC CORP
filed 1998-08-10
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  JUNE 30, 1998


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

       Registrant's telephone number, including area code: (740) 446-2631


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

       Common stock, $1.00 stated value          Outstanding at July 31, 1998
                                                 2,729,659 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998



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

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)


                                                     June 30,      December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $     9,542     $     7,712
Federal funds sold                                       6,400              94
                                                   ------------    ------------
     Total cash and cash equivalents                    15,942           7,806
Interest-bearing balances with banks                       141             103
Securities available-for-sale                           26,760          32,659
Securities held-to-maturity                             43,623          39,419
Total loans                                            289,340         269,779
Allowance for loan losses                               (3,538)         (3,290)
                                                   ------------    ------------
     Net loans                                         285,802         266,489
Premises and equipment, net                              8,036           7,326
Accrued interest receivable                              2,391           2,503
Other assets                                             8,615           7,790
                                                   ------------    ------------
          Total assets                             $   391,310     $   364,095
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    40,028     $    37,100
Interest-bearing deposits                              263,188         256,612
                                                   ------------    ------------
     Total deposits                                    303,216         293,712
Securities sold under agreements to repurchase          19,646          12,831
Other borrowed funds                                    27,142          19,479
Accrued liabilities                                      5,216           3,907
                                                   ------------    ------------
          Total liabilities                            355,220         329,929
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 2,729,659 and 1,801,932
   shares issued and outstanding at June 30,
   1998 and December 31, 1997)                           2,730           1,802
Surplus                                                 26,661          25,930
Retained earnings                                        6,478           6,207
Net unrealized gains on available-for-sale
   securities                                              221             227
                                                   ------------    ------------
   Total shareholders' equity                           36,090          34,166
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   391,310     $   364,095
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------
Interest income:
   Interest and fees on loans           $ 7,329    $ 6,439    $14,143    $12,584
   Interest on taxable securities           749        799      1,568      1,593
   Interest on nontaxable securities        198        154        366        308
   Dividends                                 55         52        109         96
   Other interest                           103         73        147         86
                                       --------   --------   --------   --------
         Total interest income            8,434      7,517     16,333     14,667

Interest expense:
   Interest on deposits                   3,196      3,154      6,338      6,133
   Interest on repurchase agreements
     and other borrowed funds               490        311        879        630
                                       --------   --------   --------   --------
        Total interest expense            3,686      3,465      7,217      6,763
                                       --------   --------   --------   --------

Net interest income                       4,748      4,052      9,116      7,904
Provision for loan losses                   535        202        892        502
                                       --------   --------   --------   --------
Net interest income after provision       4,213      3,850      8,224      7,402

Other income:
   Service charges on deposit accounts      223        193        424        380
   Trust division income                     55         49        106         97
   Other operating income                   228        187        479        368
                                       --------   --------   --------   --------
        Total other income                  506        429      1,009        845

Other expense:
   Salaries and employee benefits         1,879      1,717      3,724      3,399
   Occupancy expense                        162        128        309        251
   Furniture and equipment expense          212        185        405        326
   Data processing expense                   81        156        192        312
   Other operating expense                1,015        831      1,936      1,622
                                       --------   --------   --------   --------
        Total other expense               3,349      3,017      6,566      5,910
                                       --------   --------   --------   --------

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                 (dollars in thousands, except per share data)

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------

Income before federal income taxes      $ 1,370    $ 1,262    $ 2,667    $ 2,337
Provision for income taxes                  382        353        742        643
                                       --------   --------   --------   --------
Net income                                  988        909      1,925      1,694
                                       --------   --------   --------   --------

Other comprehensive income, net of tax:
  Change in unrealized gains on
  securities                                (8)        100        (5)       (68)
                                       --------   --------   --------   --------

Comprehensive income                    $   980    $ 1,009    $ 1,920    $ 1,626
                                       ========   ========   ========   ========


Basic and diluted earnings per share :  $   .36    $   .34    $   .71    $   .64
                                       ========   ========   ========   ========



               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                 (dollars in thousands, except per share data)

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------

Balance at beginning of period          $35,093    $30,965    $34,166    $30,378

Net income                                  988        909      1,925      1,694

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan                        404        296        752        595

Cash paid in lieu of fractional shares      (7)       (11)        (7)       (11)
   in stock split

Cash dividends                            (380)      (354)      (741)      (683)

Net change in unrealized
   appreciation on available-
   for-sale securities                      (8)        100        (5)       (68)
                                       --------   --------   --------   --------

Balance at end of period                $36,090    $31,905    $36,090    $31,905
                                       ========   ========   ========   ========


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollars in thousands, except per share data)

                                                   Six months ended June 30,
                                                   1998                1997
                                               ------------        ------------

Net cash from operating activities             $      3,799        $      3,900

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   6,000               3,000
   Purchases of securities available-
      for-sale                                                           (4,537)
   Proceeds from maturities of
      securities held-to-maturity                     5,977               4,032
   Purchase of securities held-to-maturity          (10,255)             (2,432)
   Change in interest-bearing deposits
      in other banks                                    (38)                 11
   Net increase in loans                            (20,204)             (9,269)
   Purchase of premises and equipment, net           (1,129)             (1,147)
                                               ------------        ------------
        Net cash from investing activities          (19,649)            (10,342)

Financing activities
   Net change in deposits                             9,504               6,369
   Cash dividends                                      (741)               (683)
   Cash paid in lieu of fractional shares
      in stock split                                     (7)                (11)
   Proceeds from issuance of common stock               752                 595
   Change in securities sold under
      agreements to repurchase                        6,815               8,054
   Proceeds from long-term borrowings                16,164              11,200
   Repayment of long-term borrowings                 (6,383)             (5,219)
   Change in other short-term borrowings             (2,118)             (9,101)
                                               ------------        ------------
        Net cash from financing activities           23,986              11,204
                                               ------------        ------------

Change in cash and cash equivalents                   8,136               4,762
Cash and cash equivalents at beginning
   of year                                            7,806               8,688
                                               ------------       -------------
Cash and cash equivalents at end of year       $     15,942       $      13,450
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 1998, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the six months ended June 30, 1998 and June 30, 1997, Ohio Valley Banc Corp. paid interest in the amount of $7,215 and $6,016, respectively. For the six months ended June 30, 1998 and June 30, 1997, Ohio Valley Banc Corp. paid income taxes of $892 and $790, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the six months ended June 30, 1998 and June 30, 1997, weighted average shares outstanding were 2,717,868 and 2,652,650, respectively. On April 8, 1998, the Board of Directors declared a three for two stock split to shareholders of record on April 20, 1998. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

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





                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at June 30, 1998 and December 31, 1997 are as follows:

                                              June 30, 1998
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $     21,113   $      297                $     21,410
U.S. Government agency
   securities                    2,024           43                       2,067
Marketable equity
   securities                    3,287                $        4          3,283
                          ------------   ----------   ----------   ------------
     Total securities     $     26,424   $      340   $        4   $     26,760
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $     25,224   $      198   $        5   $     25,417
Obligations of state and
   political subdivisions       17,465          413           25         17,853
Corporate Obligations              501            1                         502
Mortgage-backed securities         433            1           23            411
                          ------------   ----------   ----------   ------------
     Total securities     $     43,623   $      613   $       53   $     44,183
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
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      6,796   $      6,828   $      7,141   $      7,162
 Due in one to
   five years                16,341         16,649         27,625         27,943
 Due in five to
   ten years                                                5,159          5,411
 Due after ten years                                        3,265          3,256
 Mortgage-backed sec.                                         433            411
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     23,137   $     23,477   $     43,623   $     44,183
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt or equity securities during the first six months of 1998 or 1997.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      June 30,     December 31,
                                                        1998            1997
                                                    ------------    ------------
Real estate loans                                   $    127,653    $    110,247
Commercial and industrial loans                           78,698          78,124
Consumer loans                                            81,059          78,840
Other loans                                                1,930           2,568
                                                    ------------    ------------
                                                    $    289,340    $    269,779
                                                    ============    ============

At June 30, 1998 and December 31, 1997, loans on nonaccrual status were approximately $945 and $1,019, respectively. Loans past due more than 90 days and still accruing at June 30, 1998 and December 31, 1997 were $2,472 and $3,177, respectively. Other real estate owned at June 30, 1998 and December 31, 1997 were $237 and $142, respectively.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1998 and June 30, 1997 is as follows:

                                                      1998             1997
                                                  ------------     ------------

    Balance - January 1,                          $      3,290     $      3,080
    Loans charged off:
         Real estate                                        71                3
         Commercial                                         58              102
         Consumer                                          692              433
                                                  ------------     ------------
              Total loans charged off                      821              538
    Recoveries of loans:
         Real estate                                        38
         Commercial                                         45               15
         Consumer                                           94               87
                                                  ------------      -----------
              Total recoveries                             177              102

    Net loan charge-offs                                  (644)            (436)

    Provision charged to operations                        892              502
                                                  ------------     ------------
    Balance - June 30,                            $      3,538     $      3,146
                                                  ============     ============

Information  regarding  impaired  loans at June 30, 1998 and June 30, 1997:

                                                       1998             1997
                                                   ------------     ------------

Balance of impaired loans                          $        635     $        441
                                                   ------------     ------------
   Portion of impaired loan balance for which an
      allowance for credit losses is allocated              635              441
                                                   ------------     ------------
   Portion of allowance for loan losses
      allocated to the impaired loan balance                200              200
                                                   ------------     ------------

Information regarding impaired loans for the periods ended June 30, 1998 and June 30, 1997:

         Average investment in impaired
            loans for the year                     $        638     $        445

         Interest income recognized on
            impaired loans                                    0                0




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 8.97% of total loans were unsecured at June 30, 1998 as compared to 9.55% at December 31, 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1998, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $41,546 as compared to $39,643 at December 31, 1997.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 1998 and December 31, 1997 are comprised of advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank Notes
(FRB)and promissory notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans which total $31,258 at June 30, 1998. Promissory notes have been issued primarily by the Parent Company and are due at various dates through a final maturity date of May 29, 2002.

                                Interest           Balance            Balance
         Maturity                Rates            at 6/30/98        at 12/31/97
         --------               -------          ------------       ------------

           1998                5.55-6.05         $      1,423      $      15,096
           1999                   5.75                  3,164
           2000                6.00-6.15                1,500              1,500
           2001                5.77-5.82                2,000
           2002                5.80-6.10                3,777              1,957
        Thereafter             5.13-5.85                8,975
                                                 ------------      -------------
         Total FHLB borrowings                         20,839             18,553
     Promissory notes          4.50-7.10                1,603                926
     FRB notes                    5.34                  4,700
                                                 ------------      -------------
           Total                                 $     27,142      $      19,479
                                                 ============      =============

The following table is a summary of the scheduled principal payments for these borrowings at June 30, 1998:

                      1998      1999      2000      2001      2002    Thereafter
                      ----      ----      ----      ----      ----    ----------

FHLB borrowings     $ 1,684   $ 3,719   $ 2,059   $ 2,567   $ 2,429   $    8,381

Promissory notes    $   937   $   636   $    12   $    13   $     5

FRB notes           $ 4,700

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at June 30, 1998, compared to December 31, 1997, and the consolidated results of operations for the year-to-date and quarterly periods ending June 30, 1998, compared to the same periods in 1997. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

On April 8, 1998, the Company entered into a Definitive Purchase Agreement with Jackson Saving Bank pursuant to which the Company will acquire Jackson Savings as a wholly-owned subsidiary. Under the terms of the Agreement, each of the 19,400 shares of Jackson Savings will be exchanged for a number of the Company's common shares with a total market value equal to $163.09. The proposed acquisition is subject to certain conditions, including the approval of Jackson Savings Bank shareholders and approval of certain regulatory authorities. The transaction is expected to be completed in the third quarter of 1998. Jackson Savings is a savings bank located in Jackson, Ohio with approximately $15.5 million in assets and $2.7 million in shareholders' equity at March 31, 1998. Management entered into the agreement to expand and enhance the Company's banking activities in Jackson County.

The Company expects to open two more branches during the third quarter of this year. These offices will be SuperBanks which offer seven day a week banking. The first, scheduled to open in August, will be located in a new 189,000 square foot WalMart SuperCenter in Cross Lanes, West Virginia. The next will be located in the Big Bend Foodland in Pomeroy, Ohio. Both offices will allow the Company to market its services to a new customer base.

FINANCIAL CONDITION

Total assets at June 30, 1998, were $391,310 compared to $364,095 at December 31, 1997, representing an increase of 7.5%. The growth in assets occurred in loans and federal funds sold which had increases of $19,561 and $6,306. Funding the growth in assets were increases in deposits of $9,504, borrowed funds of $7,663 and repurchase agreements of $6,815.

For the first half of 1998, loan growth was led by real estate mortgages expanding $17,406 driven by low interest rates. A majority of the growth has occurred in Jackson and Pike counties in Ohio and Mason county in West Virginia. These represent newer markets for the Company. For the same time period, consumer loans expanded $2,219 and commercial loans expanded $574. Loans past due more than 90 days plus loans placed on nonaccrual status were approximately $3,417 or 1.18% of outstanding balances at June 30, 1998, compared to $4,196 or 1.56% of outstanding balances at the end of 1997. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values and a comprehensive analysis of the allowance for loan and lease loss which is performed on a quarterly basis. As a percentage of total loans, the allowance for loan losses at June 30, 1998 was 1.22% unchanged from December 31, 1997.

Total deposits at June 30, 1998, of $303,216 represents an increase of $9,504 or 3.2% from December 31, 1997. Savings and interest-bearing demand deposits accounted for a majority of the growth with an increase of $7,363 followed by noninterest-bearing deposits increasing $2,928.

Securities sold under agreements to repurchase increased $6,815 from December 31, 1997 and is due mostly to one customer. Other borrowed funds are primarily advances from the Federal Home Loan Bank (FHLB), which are used to fund loan growth or short-term liquidity needs. FHLB borrowings have two distinct advantages: they are less expensive than deposits for comparable terms and they are not subject to pre-mature withdrawal. Other borrowed funds are up $7,663 from December 31, 1997. A portion of the growth is related to the Bank participating in a program with the Federal Reserve who deposits tax receipts in banks in the form of collateralized interest-bearing notes. The balance of these notes at June 30, 1998, was $4,700.

Total shareholders' equity at June 30, 1998 of $36,090 was 5.6% greater than the balance of $34,166 on December 31, 1997. Contributing to this increase was year-to-date income of $1,925 and proceeds from the issuance of common stock through the dividend reinvestment plan of $752 less cash dividends paid of $741, or $.27 per share adjusted for stock split. The cash dividend represents 38.5% of the year-to-date income.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp.'s net income was $988 for the second quarter and $1,925 for the first six months of 1998, up 8.7% and 13.6%, compared to $909 and $1,694 for the same periods in 1997. Second quarter net income per share, adjusted for the stock split, was $.36, up 5.88% over last year's $.34 and for the first six months of 1998, net income per share was $.71, up 10.94% over 1997's $.64. Comparing the first half of 1998 to the first half of 1997, return on average assets was 1.04% compared to .98% and return on average equity was 11.09% compared to 11.02%.

The Company's enhanced financial performance was primarily attributable to gains in net interest income which exceeded the year-to-date and second quarter of last year by $1,212 and $696. The increase in net interest income was due to the growth in earning assets combined with a higher net interest margin. The gain in net interest income was partially offset by net noninterest expense being up $492 for the first six months and being up $255 for the second quarter in 1998 compared to the same periods in 1997.

The provision for loan losses was $892 for the six months ending June 30, 1998, compared to $502 for the same time period in 1997. The increase in provision expense was related to net loan charge-offs increasing $208, primarily in consumer loans. Furthermore, the loan portfolio has grown 7.3% in 1998.

Total other income increased $164 and $77 over the year-to-date and second quarter of 1997. Contributing to the gain was the collection of an outstanding insurance commission of $41 and the increase in deposit service charges due to the growth in account volume. Total other expense increased $656 or 11.1% over the first six months of 1997 and increased $332 or 11.0% over the second quarter of 1997. With the establishment of additional offices and growth in assets which require more people to service, the number of full-time equivalent employees increased by 13 from June 30, 1997 to June 30, 1998. Salary and employee benefits are up $325 over the first half of 1997 and are up $162 over the second quarter of 1997. Additionally, the Company awarded annual merit increases. The growth in operations coupled with the investment in processing technology provided for the increase in occupancy expense and furniture and equipment expense. The upgrade in technology produced a decrease in data processing. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses.

In  May  1997,  a  six  member   committee  was  formed  and  charged  with  the
responsibility of ensuring that the Company will be ready for the Year 2000 transition. This committee has conducted extensive inventories of the Company's computer software and hardware as well as other equipment that may be microchip dependent. The vendors associated with the aforementioned hardware and software were contacted to determine the product's Year 2000 readiness. A Year 2000 plan has been developed which commits the Company to being Year 2000 compliant by December 31, 1998, thereby affording the Company one full year to test all mission critical systems to verify their viability for the Year 2000 and beyond. Management does not believe that the associated costs relating to the Year 2000 effort will materially affect the Company's results of operations, liquidity and capital resources. In an effort to assess and assist the Year 2000 efforts of our customers, the Company sponsored a forum in December of 1997 on Year 2000 date change issues and is conducting interviews with major borrowers and depositors in an attempt to determine their readiness with the century date change.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios             Regulatory
                                June 30, 1998    December 31, 1997     Minimum
                                -------------   -------------------  -----------

Tier 1 risk-based capital            13.0%             13.0%            4.00%
Total risk-based capital ratio       14.2%             14.2%            8.00%
Leverage ratio                        9.4%              9.3%            4.00%

Cash dividends paid of $741 for the first six months of 1997 represents a 8.5% increase over the cash dividends paid during the same period in 1997. The increase in cash dividends paid is due to the additional shares outstanding during 1998 which were not outstanding during 1997 and to the increase in the dividend paid per share. During the first half of 1998, the Company issued 22,059 shares under the dividend reinvestment and stock purchase plan. At June 30, 1998, approximately 66% of the shareholders were enrolled in the dividend reinvestment plan. Members of the plan invested $752 for the first six months of 1998 which exceeded year-to-date dividends paid.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and the fair value of held-to-maturity securities maturing within one year of $49,984 represented 12.8% of total assets at June 30, 1998. In addition, the Corporation has established a $16,900 line of credit with the Federal Home Loan Bank (FHLB) in Cincinnati to further enhance the bank's ability to meet liquidity demands. As of June 30, 1998, the Bank had the full amount of the line of credit available. Furthermore, the Bank would be able to borrow an additional $50,472 from the FHLB based on the Bank's available collateral. The Company experienced an increase of $8,136 in cash and cash equivalents for the six months ended June 30, 1998. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's 1997 annual report and Form 10-K provide information about the management of interest rate risk.
The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                                             As of June 30, 1998
                                                        Principal Amount Maturing in:
(dollars in thousands)                                                                    There-           Fair Value
                                         1998      1999      2000      2001      2002     after    Total    06/30/98
Rate-Sensitive Assets:
Fixed interest rate loans             $  3,599  $  5,542  $ 10,442  $ 17,087  $ 16,924  $ 73,348  $126,942  $128,472
Average interest rate                   10.63%    11.95%    12.04%    11.34%    11.02%     8.85%     9.92%

Variable interest rate loans          $ 27,832  $  5,132  $  3,568  $  6,788  $  8,550  $110,528  $162,398  $162,398
Average interest rate                   11.25%     9.77%    10.06%     9.74%     9.31%     8.21%     8.95%

Fixed interest rate securities        $ 10,092  $ 11,592  $  8,374  $ 10,333  $ 10,363  $ 19,293  $ 70,047  $ 70,943
Average interest rate                    6.90%     6.87%     6.23%     6.68%     6.36%     6.92%     6.70%

Other interest-bearing assets         $  6,541                                                    $  6,541  $  6,541
Average interest rate                    5.51%                                                       5.51%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  4,803  $  4,579  $  3,678  $  3,236  $  2,848  $ 20,884  $ 40,028  $ 40,028

Savings & Interest-bearing checking   $ 12,453  $ 10,196  $  8,390  $  6,941  $  5,773  $ 37,321  $ 81,074  $ 81,074
Average interest rate                    2.55%     2.56%     2.58%     2.60%     2.62%     2.79%     2.74%

Time deposits                          $76,482  $ 71,730  $ 17,038  $  5,465  $  3,895  $  7,504  $182,114  $184,036
Average interest rate                    5.64%     5.63%     5.75%     5.91%     6.47%     6.31%     5.76%

Fixed interest rate borrowings        $  7,055  $  3,789  $  1,500  $  2,000  $  3,777  $  9,021  $ 27,142  $ 26,872
Average interest rate                    6.76%     5.96%     6.08%     5.80%     5.92%     5.57%     6.03%

Variable interest rate borrowings     $ 19,646                                                    $ 19,646  $ 19,646
Average interest rate                    4.08%                                                       4.08%

                                                                            15

                              OHIO VALLEY BANC CORP
                           Part II - Other Information




Submission of Matters to a Vote of Security Holders
---------------------------------------------------

Ohio Valley Banc Corp. held its Annual Meeting of Shareholders on April 8, 1998, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three Directors, Jeffrey E. Smith, Robert H. Eastman and Warren F. Sheets, were nominated for reelection and were reelected. The summary of voting of the 1,811,775 shares outstanding were as follows:

Director Candidate          Shares voted:     For        Against        Abstain
------------------                            ---        -------        -------

Jeffrey E. Smith                           1,495,554                      8,937
Robert H. Eastman                          1,494,729         825          8,937
Warren F. Sheets                           1,476,824      18,730          8,937

307,284 shares were not voted.

Exhibits and Reports on Form 8-K
--------------------------------

A. Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B. Form 8-K dated April 15, 1998 describing the merger agreement between the Company and Jackson Savings Bank was previously filed and is incorporated into this Form 10-Q by reference.


                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  July 30, 1998             /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  July 30, 1998             /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer