Form 10-Q
period 1998-09-30
OHIO VALLEY BANC CORP
filed 1998-11-16
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                               SEPTEMBER 30, 1998


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

       Common stock, $1.00 stated value          Outstanding at October 30, 1998
                                                 2,738,995 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED SEPTEMBER 30, 1998



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

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)


                                                   September 30,   December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $     8,658     $     7,712
Federal funds sold                                                          94
                                                   ------------    ------------
     Total cash and cash equivalents                     8,658           7,806
Interest-bearing balances with banks                       126             103
Securities available-for-sale                           27,029          32,659
Securities held-to-maturity                             45,027          39,419
Total loans                                            310,971         269,779
Allowance for loan losses                               (3,685)         (3,290)
                                                   ------------    ------------
     Net loans                                         307,286         266,489
Premises and equipment, net                              8,392           7,326
Accrued interest receivable                              2,723           2,503
Other assets                                             8,551           7,790
                                                   ------------    ------------
          Total assets                             $   407,792     $   364,095
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    40,723     $    37,100
Interest-bearing deposits                              267,598         256,612
                                                   ------------    ------------
     Total deposits                                    308,321         293,712
Securities sold under agreements to repurchase          21,611          12,831
Other borrowed funds                                    34,979          19,479
Accrued liabilities                                      5,681           3,907
                                                   ------------    ------------
          Total liabilities                            370,592         329,929
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 2,738,995 and 1,801,932
   shares issued and outstanding at September 30,
   1998 and December 31, 1997)                           2,739           1,802
Surplus                                                 27,037          25,930
Retained earnings                                        7,054           6,207
Net unrealized gains on available-for-sale
   securities                                              370             227
                                                   ------------    ------------
   Total shareholders' equity                           37,200          34,166
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   407,792     $   364,095
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------
Interest income:
   Interest and fees on loans           $ 7,527    $ 6,617    $21,671    $19,201
   Interest on taxable securities           838        826      2,406      2,418
   Interest on nontaxable securities        213        156        579        464
   Dividends                                 57         53        165        150
   Other interest                            60         87        207        174
                                       --------   --------   --------   --------
         Total interest income            8,695      7,739     25,028     22,407

Interest expense:
   Interest on deposits                   3,249      3,195      9,588      9,328
   Interest on repurchase agreements
     and other borrowed funds               622        344      1,500        975
                                       --------   --------   --------   --------
        Total interest expense            3,871      3,539     11,088     10,303
                                       --------   --------   --------   --------

Net interest income                       4,824      4,200     13,940     12,104
Provision for loan losses                   491        266      1,383        768
                                       --------   --------   --------   --------
Net interest income after provision       4,333      3,934     12,557     11,336

Other income:
   Service charges on deposit accounts      254        209        679        589
   Trust division income                     54         49        160        145
   Other operating income                   255        195        733        563
                                       --------   --------   --------   --------
        Total other income                  563        453      1,572      1,297

Other expense:
   Salaries and employee benefits         2,003      1,802      5,727      5,202
   Occupancy expense                        211        139        521        390
   Furniture and equipment expense          245        214        650        539
   Data processing expense                   89        100        280        412
   Other operating expense                1,031        832      2,968      2,454
                                       --------   --------   --------   --------
        Total other expense               3,579      3,087     10,146      8,997
                                       --------   --------   --------   --------

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                 (dollars in thousands, except per share data)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------

Income before federal income taxes      $ 1,317    $ 1,300    $ 3,983    $ 3,636
Provision for income taxes                  359        364      1,101      1,006
                                       --------   --------   --------   --------
Net income                                  958        936      2,882      2,630
                                       --------   --------   --------   --------

Basic and diluted earnings per share:   $   .35    $   .35    $  1.06    $   .99
                                       ========   ========   ========   ========

Other comprehensive income, net of tax:
  Change in unrealized gains on
  securities                                148         91        143         24
                                       --------   --------   --------   --------

Comprehensive income                    $ 1,106    $ 1,027    $ 3,025    $ 2,654
                                       ========   ========   ========   ========






               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                 (dollars in thousands, except per share data)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         1998       1997       1998       1997
                                       --------   --------   --------   --------

Balance at beginning of period          $36,090    $31,905    $34,166    $30,378

Net income                                  958        936      2,882      2,630

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan                        386        329      1,139        923

Cash paid in lieu of fractional shares                            (7)       (11)
   in stock split

Cash dividends                            (382)      (356)    (1,123)    (1,039)

Net change in unrealized
   appreciation on available-
   for-sale securities                      148         91        143         24
                                       --------   --------   --------   --------

Balance at end of period                $37,200    $32,905    $37,200    $32,905
                                       ========   ========   ========   ========


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollars in thousands, except per share data)

                                                Nine months ended September 30,
                                                   1998                1997
                                               ------------        ------------

Net cash from operating activities             $      5,757        $      4,104

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   7,000               3,000
   Purchases of securities available-
      for-sale                                         (999)             (6,314)
   Proceeds from maturities of
      securities held-to-maturity                    12,034               9,696
   Purchase of securities held-to-maturity          (17,749)            (11,370)
   Change in interest-bearing deposits
      in other banks                                    (23)                (17)
   Net increase in loans                            (42,323)            (10,506)
   Purchase of premises and equipment, net           (1,743)               (867)
                                               ------------        ------------
        Net cash from investing activities          (43,803)            (16,378)

Financing activities
   Net change in deposits                            14,609              16,671
   Cash dividends                                    (1,123)             (1,039)
   Cash paid in lieu of fractional shares
      in stock split                                     (7)                (11)
   Proceeds from issuance of common stock             1,139                 923
   Change in securities sold under
      agreements to repurchase                        8,780               6,405
   Proceeds from long-term borrowings                20,164              11,200
   Repayment of long-term borrowings                 (8,354)             (5,312)
   Change in other short-term borrowings              3,690              (9,135)
                                               ------------        ------------
        Net cash from financing activities           38,898              19,702
                                               ------------        ------------

Change in cash and cash equivalents                     852               7,428
Cash and cash equivalents at beginning
   of year                                            7,806               8,688
                                               ------------       -------------
Cash and cash equivalents at end of year       $      8,658       $      16,116
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at September 30, 1998, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the nine months ended September 30, 1998 and 1997, Ohio Valley Banc Corp. paid interest in the amount of $11,404 and $10,003, respectively. For the nine months ended September 30, 1998 and 1997, Ohio Valley Banc Corp. paid income taxes of $1,292 and $1,160, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the nine months ended September 30, 1998 and 1997, weighted average shares outstanding were 2,723,620 and 2,659,856, respectively. On April 8, 1998, the Board of Directors declared a three for two stock split, effected in the form of a stock dividend, to shareholders of record on April 20, 1998. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

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





                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                           September 30, 1998
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $     20,111   $      469                $     20,580
U.S. Government agency
   securities                    3,022           99                       3,121
Marketable equity
   securities                    3,336                $        8          3,328
                          ------------   ----------   ----------   ------------
     Total securities     $     26,469   $      568   $        8   $     27,029
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $     26,715   $      772                $     27,487
Obligations of state and
   political subdivisions       17,909          594   $        1         18,502
Corporate Obligations
Mortgage-backed securities         403            2           20            385
                          ------------   ----------   ----------   ------------
     Total securities     $     45,027   $    1,368   $       21   $     46,374
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
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      8,798   $      8,892   $      2,606   $      2,620
 Due in one to
   five years                14,335         14,809         33,705         34,669
 Due in five to
   ten years                                                5,049          5,376
 Due after ten years                                        3,264          3,324
 Mortgage-backed sec.                                         403            385
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     23,133   $     23,701   $     45,027   $     46,374
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt or equity securities during the first nine months of 1998 or 1997.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
Real estate loans                                   $    140,328    $    110,247
Commercial and industrial loans                           85,929          78,124
Consumer loans                                            82,997          78,840
Other loans                                                1,717           2,568
                                                    ------------    ------------
                                                    $    310,971    $    269,779
                                                    ============    ============

At September 30, 1998 and December 31, 1997, loans on nonaccrual status were approximately $810 and $1,019, respectively. Loans past due more than 90 days and still accruing at September 30, 1998 and December 31, 1997 were $3,369 and $3,177, respectively. Other real estate owned at September 30, 1998 and December 31, 1997 were $285 and $142, respectively.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30 is as follows:
                                                      1998             1997
                                                  ------------     ------------

    Balance - January 1,                          $      3,290     $      3,080
    Loans charged off:
         Real estate                                        97                3
         Commercial                                         88              102
         Consumer                                        1,011              670
                                                  ------------     ------------
              Total loans charged off                    1,196              775
    Recoveries of loans:
         Real estate                                        40
         Commercial                                         46               40
         Consumer                                          122              110
                                                  ------------      -----------
              Total recoveries                             208              150

    Net loan charge-offs                                  (988)            (625)

    Provision charged to operations                      1,383              768
                                                  ------------     ------------
    Balance - September 30,                       $      3,685     $      3,223
                                                  ============     ============

Information regarding impaired loans:              September 30,    December 31,
                                                       1998             1997
                                                   ------------     ------------

Balance of impaired loans                          $        624     $        430
                                                   ------------     ------------
Portion of impaired loan balance for which an
  allowance for credit losses is allocated                  624              430
                                                   ------------     ------------
Portion of allowance for loan losses
  allocated to the impaired loan balance                    275              200
                                                   ------------     ------------


Information regarding impaired loans:              September 30,    December 31,
                                                       1998             1997
                                                   ------------     ------------
Average investment in impaired
  loans for the year                               $        632     $        440

Interest income recognized on
  impaired loans                                              0                0




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 8.96% of total loans were unsecured at September 30, 1998 as compared to 9.55% at December 31, 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 1998, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $43,416 as compared to $39,643 at December 31, 1997.

NOTE 6 - OTHER BORROWED FUNDS

Other  borrowed  funds are comprised of advances from the Federal Home Loan Bank
(FHLB), Federal Reserve Bank Notes (FRB)and promissory notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans which total $42,031 at September 30, 1998. Promissory notes have been issued primarily by the Ohio Valley Banc Corp. and are due at various dates through a final maturity date of May 29, 2002.

                                Interest         September 30,      December 31,
         Maturity                Rates               1998               1997
         --------               -------          ------------       ------------

           1998                   6.15           $      5,150      $      15,096
           1999                   5.75                  3,164
           2000                6.00-6.15                1,500              1,500
           2001                5.77-5.82                2,000
           2002                5.80-6.10                3,251              1,957
        Thereafter             5.13-5.85               12,956
                                                 ------------      -------------
         Total FHLB borrowings                         28,021             18,553
     Promissory notes          4.50-7.10                5,700                926
     FRB notes                    6.14                  1,258
                                                 ------------      -------------
           Total                                 $     34,979      $      19,479
                                                 ============      =============

The following table is a summary of the scheduled principal payments by year for these borrowings at September 30, 1998:

                      1998      1999      2000      2001      2002    Thereafter
                      ----      ----      ----      ----      ----    ----------

FHLB borrowings     $ 5,273   $ 3,617   $ 1,951   $ 2,452   $ 2,347   $   12,381

Promissory notes    $ 4,434   $ 1,236   $    12   $    13   $     5

FRB notes           $ 1,258

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at September 30, 1998, compared to December 31, 1997, and the consolidated results of operations for the year-to-date and quarterly periods ending September 30, 1998, compared to the same periods in 1997. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

On April 8, 1998, the Company entered into a Definitive Purchase Agreement with Jackson Savings Bank pursuant to which the Company will acquire Jackson Savings as a wholly-owned subsidiary. Under the terms of the Agreement, each of the 19,400 shares of Jackson Savings will be exchanged for a number of the Company's common shares with a total market value equal to $163.09. The proposed acquisition is subject to certain conditions, including the approval of Jackson Savings Bank shareholders and approval of certain regulatory authorities. The transaction is expected to be completed in the fourth quarter of 1998. Jackson Savings is a savings bank located in Jackson, Ohio with approximately $15.5 million in assets and $2.7 million in shareholders' equity at March 31, 1998. Management entered into the agreement to expand and enhance the Company's banking activities in Jackson County.

The Company opened its third Superbank in August. The office is located in the new 189,000 square foot Wal-Mart SuperCenter in Cross Lanes, West Virginia. A fourth Superbank will be located in the Big Bend Foodland in Pomeroy, Ohio and is expected to open in the fourth quarter of this year. These offices provide seven day a week banking and will allow the Company to market its services to a new customer base.

FINANCIAL CONDITION

For the first nine months of 1998 total assets expanded $43,697 or 12% to reach $407,792. The growth in assets was driven by strong loan demand; total loans are up $41,192 or 15.3%. Funding the growth in assets were increases in borrowed funds of $15,500, deposits of $14,609 and repurchase agreements of $8,780.

Loan growth was led by real estate mortgages expanding $30,081 driven by low interest rates. Approximately 60% of the growth has occurred in Jackson and Pike counties in Ohio and Mason county in West Virginia. These counties represent newer markets for the Company. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values and a comprehensive analysis of the allowance for loan and lease loss which is performed on a quarterly basis. As a percentage of total loans, the allowance for loan losses at September 30, 1998 was 1.19% down from 1.22% at December 31, 1997.

Total deposits at September 30, 1998, of $308,321 represents an increase of $14,609 or 5.0% from December 31, 1997. Savings and interest-bearing demand deposits accounted for a majority of the growth with an increase of $13,092 followed by noninterest-bearing deposits increasing $3,623. Due to the falling rate environment, management preferred to grow deposits in variable rate products instead of fixed rate time deposits. These balances were influenced by more aggressive pricing on NOW and money market accounts combined with a larger market area. With the growth in nonmaturity deposits and borrowed funds, management relied less on time deposits, the Company's most expensive deposit account. Time deposits decreased $2,106.

Securities sold under agreements to repurchase increased $8,780 from December 31, 1997 and is due mostly to one customer. Other borrowed funds are primarily advances from the Federal Home Loan Bank (FHLB), which are used to fund loan growth or short-term liquidity needs. FHLB borrowings have two distinct advantages: they are less expensive than deposits for comparable terms and they are not subject to early redemption. Other borrowed funds are up $15,500 from December 31, 1997. A portion of the growth is related to the Bank participating in a program with the Federal Reserve who deposits tax receipts in banks in the form of collateralized interest-bearing notes. The balance of these notes at September 30, 1998, was $1,258.

Total shareholders' equity at September 30, 1998 of $37,200 was 8.9% greater than the balance of $34,166 on December 31, 1997. Contributing to this increase was year-to-date income of $2,882 and proceeds from the issuance of common stock through the dividend reinvestment plan of $1,139 less cash dividends paid of $1,123, or $.41 per share adjusted for stock split. The cash dividend represents 39% of the year-to-date income.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp.'s net income was $958 for the third quarter and $2,882 for the first nine months of 1998, up 2.4% and 9.6%, compared to $936 and $2,630 for the same periods in 1997. Third quarter net income per share, adjusted for the stock split, was $.35 equaling the previous year and for the first nine months of 1998, net income per share was $1.06, up 7.1% over 1997's $.99. Comparing year-to-date results for 1998 to 1997, return on average assets was 1.00% for both periods and return on average equity was 10.86% compared to 11.20%.

The increase in net income was primarily attributable to gains in net interest income which exceeded the year-to-date and third quarter of last year by $1,836 and $624. The increase in net interest income was primarily due to the growth in earning assets of $41,099 from December 31, 1997. The gain in net interest income was partially offset by net noninterest expense increasing $874 for the first nine months and increasing $382 for the third quarter in 1998 compared to the same periods in 1997. The provision for loan losses was $1,383 for the nine months ending September 30, 1998, compared to $768 for the same time period in 1997. The increase in provision expense was related to the loan portfolio expanding 15.3% in 1998 and net loan charge-offs increasing $363, primarily in consumer loans.

In 1998, total other income increased $275 for the first nine months and increased $110 for the third quarter compared to the same periods in 1997. Contributing to the gain was the collection of an outstanding insurance commission of $41 and the increase in deposit service charges due to the growth in account volume. In 1998, total other expense increased $1,149 or 12.8% over the first nine months of 1997 and increased $492 or 15.9% over the third quarter of 1997. With the establishment of additional offices and growth in assets which require more people to service, the number of full-time equivalent employees increased by 19 from September 30, 1997 to September 30, 1998. Salary and employee benefits are up $525 over the first nine months of 1997 and are up $201 over the third quarter of 1997. Additionally, the Company awarded annual merit increases. The growth in operations coupled with the investment in processing technology provided for the increase in occupancy expense and furniture and equipment expense. The upgrade in technology produced a decrease in data processing expense. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses.

In  May  1997,  a  six  member   committee  was  formed  and  charged  with  the
responsibility of ensuring that the Company will be ready for the Year 2000 transition. This committee has conducted extensive inventories of the Company's computer software and hardware as well as other equipment that may be microchip dependent. The vendors associated with the aforementioned hardware and software were contacted to determine the product's Year 2000 readiness. A Year 2000 plan has been developed which commits the Company to being Year 2000 compliant by December 31, 1998, thereby affording the Company one full year to test all mission critical systems to verify their viability for the Year 2000 and beyond. The Company's core software applications, which process loans and deposits, were developed with the Year 2000 in mind. Nevertheless, the Company is testing its core hardware and software applications in the fourth quarter of 1998.

The awareness and assessment phases of the Company's Year 2000 effort are complete. Management estimates that 90% of renovations have been completed. By the end of 1998, 90% of the Company's testing efforts will have been completed. Management plans to have all renovations and testing completed by March 31, 1999. Management anticipates a total compliance cost of less than $100,000 and therefore such costs will not materially effect the Company's results of operations, liquidity and capital resources. Much of the compliance costs are related to the Company's testing efforts. Therefore, to date only minimal Year 2000 expenses have been incurred.

The risks associated with the Company's Year 2000 compliance relate primarily to its relationships with critical business partners, which include service suppliers and customers, and their ability to effectively address Year 2000 issues. In an effort to mitigate such risk, the Company has attempted to assess the Year 2000 efforts and preparedness of our significant customers and service suppliers. The Company has formulated a Year 2000 contingency plan which will be submitted for approval in the fourth quarter of 1998.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios              Regulatory
                             September 30, 1998   December 31, 1997     Minimum
                             ------------------   -----------------   ----------

Tier 1 risk-based capital           12.6%                13.0%           4.00%
Total risk-based capital ratio      13.9%                14.2%           8.00%
Leverage ratio                       9.1%                 9.3%           4.00%

Cash dividends paid of $1,123 for the first nine months of 1997 represents a 8.1% increase over the cash dividends paid during the same period in 1997. The increase in cash dividends paid is due to the additional shares outstanding during 1998 which were not outstanding during 1997 and to the increase in the dividend paid per share. For the nine months ending September 30, 1998, the Company issued 31,195 shares under the dividend reinvestment and stock purchase plan. At September 30, 1998, approximately 67% of the shareholders were enrolled in the dividend reinvestment plan. Members of the plan invested $1,139 for the first nine months of 1998 which exceeded year-to-date dividends paid.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and the fair value of held-to-maturity securities maturing within one year of $38,433 represented 9.4% of total assets at September 30, 1998. In addition, the Corporation has established a $16,900 line of credit with the Federal Home Loan Bank (FHLB) in Cincinnati to further enhance the bank's ability to meet liquidity demands. Furthermore, the Bank would be able to borrow an additional $45,000 from the FHLB based on the Bank's available collateral. The Company experienced an increase of $852 in cash and cash equivalents for the nine months ended September 30, 1998. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

                                                          As of September 30, 1998
                                                        Principal Amount Maturing in:
(dollars in thousands)                                                                    There-           Fair Value
                                         1998      1999      2000      2001      2002     after    Total    09/30/98
Rate-Sensitive Assets:
Fixed interest rate loans             $  3,019  $  7,607  $  9,402  $ 15,799  $ 18,297  $ 93,395  $147,519  $149,732
Average interest rate                   10.85%    10.96%    12.30%    11.53%    11.18%     8.67%     9.68%

Variable interest rate loans          $ 26,131  $  6,065  $  3,212  $  6,235  $  7,709  $114,100  $163,452  $163,452
Average interest rate                   10.55%     9.77%    10.03%     9.73%     9.21%     8.08%     8.69%

Fixed interest rate securities        $  3,069  $ 13,077  $  8,363  $ 10,325  $ 10,354  $ 26,308  $ 71,496  $ 73,403
Average interest rate                    6.82%     6.89%     6.45%     6.40%     6.36%     6.67%     6.61%

Other interest-bearing assets         $    126                                                    $    126  $    126
Average interest rate                    5.05%                                                       5.05%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  4,887  $  4,659  $  3,741  $  3,292  $  2,897  $ 21,247  $ 40,723  $ 40,723

Savings & Interest-bearing checking   $ 12,638  $ 10,426  $  8,648  $  7,215  $  6,054  $ 41,822  $ 86,803  $ 86,803
Average interest rate                    2.77%     2.80%     2.84%     2.87%     2.91%     3.16%     2.99%

Time deposits                          $42,146  $ 92,096  $ 25,984  $  6,484  $  3,964  $ 10,121  $180,795  $183,055
Average interest rate                    5.66%     5.54%     5.66%     5.89%     6.45%     6.24%     5.66%

Fixed interest rate borrowings        $ 10,840  $  4,389  $  1,500  $  2,000  $  3,250  $ 13,000  $ 34,979  $ 34,629
Average interest rate                    6.31%     6.11%     6.08%     5.80%     5.91%     5.47%     5.89%

Variable interest rate borrowings     $ 21,611                                                    $ 21,611  $ 20,596
Average interest rate                    4.12%                                                       4.08%

                                                                            15

                              OHIO VALLEY BANC CORP
                           Part II - Other Information





Exhibits and Reports on Form 8-K
--------------------------------

A. Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B. No Form 8-K was filed for the quarter ending September 30, 1998.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  November 13, 1998         /S/ James L. Dailey
         -------------------       ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  November 13, 1998         /S/ Jeffrey E. Smith
         -------------------       ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer