Form 10-K
period 1998-12-31
OHIO VALLEY BANC CORP
filed 1999-03-31
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 1998

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999: $105,490,228

           The number of common shares of the registrant outstanding as of February 26,1999: 2,825,436 common shares.

Exhibit Index begins on page 19.                             Page 1 of 67 pages.

                             Ohio Valley Banc Corp.
                                    Form l0-K
                                December 31, 1998

     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1998 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
      Part II, Items 5, 6, 7 and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 7, 1999 are incorporated by reference into Part III, Items 10, 11, 12 and 13.



     Contents of Form 10-K

PART I
     Item 1       Business                                                    3
     Item 2       Properties                                                 12
     Item 3       Legal Proceedings                                          14
     Item 4       Submission of Matters to a Vote of Security Holders        14

PART II
     Item 5       Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       15
     Item 6       Selected Financial Data                                    15
     Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       15
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                                16
     Item 8       Financial Statements and Supplementary Data                16
     Item 9       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       16

PART III
     Item 10      Directors and Executive Officers of the Registrant         16
     Item 11      Executive Compensation                                     17
     Item 12      Security Ownership of Certain Beneficial Owners and
                   Management                                                17
     Item 13      Certain Relationships and Related Transactions             17

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  17

SIGNATURES                                                                   18

EXHIBIT INDEX                                                                19

                                    PART I

ITEM 1 - BUSINESS

                        General Description of Business

  Ohio Valley Banc Corp. (the Registrant), was incorporated under the laws of the State of Ohio on January 8, 1992. The Registrant is registered under the Bank Holding Company Act of 1956, as amended (BHC Act). A substantial portion of the Registrant's revenue is derived from cash dividends paid by The Ohio Valley Bank Company, the Registrant's wholly-owned subsidiary (the Bank). The principal executive offices of the Registrant are located at 420 Third Avenue, Gallipolis, Ohio 45631.

  The Bank was organized on September 24, 1872, under the laws governing private banking in Ohio. The Bank was incorporated in accordance with the general corporation laws governing savings and loan associations of the State of Ohio on January 8, 1901. The Articles of Incorporation of the Bank were amended on January 25, 1935, for the purpose of authorizing the Bank to transact a commercial savings bank and safe deposit business and again on January 26, 1950, for the purpose of adding special plan banking. The Bank was approved for trust powers in 1980 with trust services first being offered in 1981. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC).

  The Registrant's wholly-owned subsidiary, Loan Central, Inc. (Loan Central), was formed on February 1, 1996. Loan Central was incorporated under the Ohio laws governing finance companies.

  The Registrant's wholly-owned subsidiary, The Jackson Savings Bank (Jackson), was acquired in a business combination accounted for using the pooling of interest method on December 15, 1998. Jackson was incorporated under the laws of the State of Ohio on January 1, 1899. Jackson's deposits are insured up to applicable limits by the FDIC.

  The Bank is engaged in commercial and retail banking. Loan Central is engaged in consumer finance. Jackson is engaged primarily in the business of accepting deposits and issuing first mortgage and consumer loans. Reference is hereby made to Item 1 (E), "Statistical Disclosure" and Item 8 of this Form 10-K for financial information pertaining to the Registrant's business through its subsidiaries.

                Description of Ohio Valley Banc Corp.'s Business

  The Registrant's business is incident to its 100% ownership of the outstanding stock of the Bank, Loan Central and Jackson. The Bank is a full-service financial institution offering a blend of commercial, retail and agricultural banking services. Loans of all types and checking, savings and time deposits are offered, along with such services as safe deposit boxes, issuance of travelers' checks and administration of trusts. Loan Central, a consumer finance company, offers smaller balance consumer loans to individuals with nonconforming or nontraditional credit history. Jackson, a state-chartered savings bank, principally offers first mortgage loans used to finance the purchase, construction or improvement of residential or other real property. In addition to originating loans, the Bank and Jackson invest in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law.

  Revenues from loans accounted for 80.50% in 1998, 80.62% in 1997 and 79.82% in 1996 of total consolidated revenues. Revenues from interest and dividends on securities accounted for 12.23%, 13.79% and 15.40% of total consolidated revenues in 1998, 1997 and 1996, respectively. The Bank presently has twelve offices, all of which offer automatic teller machines. Six of these offices also offer drive-up services. The Bank accounted for substantially all of the Registrant's consolidated assets at December 31, 1998.

  The banking business is highly competitive. The market area for the Bank and Jackson is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason and Putnam Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are becoming increasingly visible. With the formation of Loan Central , the Registrant is better able to compete in Gallia and Jackson County by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in Lawrence County which is outside the Bank's primary market area. In addition, the acquisition of Jackson will further expand the Registrant's market share in Jackson County by enhancing bank activities. The principal methods of competition are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The business of the Registrant and its subsidiaries is not seasonal, nor is it dependent upon a single or small group of customers.

  The Bank and Jackson deal with a wide cross-section of businesses and corporations which are located primarily in southeastern Ohio. Few loans are made to borrowers outside this area. Lending decisions are made in accordance with written loan policies designed to maintain loan quality. The Bank originates commercial loans, commercial leases, residential real estate loans, home equity lines of credit, installment loans and credit card loans. The Bank believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

 Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability and thus are more likely to be adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.

  The market area for real estate lending by the Bank is also located in southeastern Ohio. The Bank generally requires that the loan amount with respect to residential real estate loans be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one year adjustable to thirty year fixed rate mortgages. The Bank is currently not originating mortgages for the secondary market. Real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney's opinion of title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as loss payee. Home equity lines of credit are generally made as second mortgages by the Bank. The home equity lines of credit are written with ten year terms but are reviewed annually. A variable interest rate is generally charged on the home equity lines of credit.

  The Bank expanded its operations in December 1996 by introducing a supermarket branch in the Bank's existing market area of Gallia County to further enhance the Bank's customer service through extended hours and convenience. In January 1997, another branch was opened in Columbus, Ohio (Franklin County) which represents a new market area for the Bank. The Bank also converted its loan origination office in Point Pleasant, West Virginia to a full-service branch providing greater access to its current and future customers. The Bank continued this growth in 1998 by opening three additional SuperBank branches, two of which are located within Wal-Mart stores in Gallipolis, Ohio and Cross Lanes, West Virginia (Putnam County), and the third branch located within a supermarket in Pomeroy, Ohio (Meigs County). In December 1998, the Registrant acquired Jackson, conducting business with one office in Jackson, Ohio, to further enhance banking activities in Jackson County. To expand on Loan Central's success, a fourth office to be located in Waverly, Ohio is expected to open in early 1999.

                           Supervision and Regulation

  The following is a summary of certain statutes and regulations affecting the Registrant, Bank and Jackson. The summary is qualified in its entirety by reference to such statutes and regulations.

  The Registrant is a bank holding company under the BHC Act, which restricts the activities of the Registrant and the acquisition by the Registrant of voting shares or assets of any bank, savings association or other company. The Registrant is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

  As Ohio state-chartered banks, the Bank and Jackson are supervised and regulated by the Ohio Division of Financial Institutions. The deposits of these banks are insured up to applicable limits by the FDIC and are subject to the applicable provisions of the Federal Deposit Insurance Act. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

  Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Since June 1997, pursuant to federal legislation, the Bank and Jackson have been authorized to branch across state lines, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 Capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member banks, such as the Bank and Jackson, are subject to similar capital requirements adopted by the FDIC.

  The Registrant, Bank and Jackson currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

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

  The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Registrant to serve as a source of strength to these banks, which may require them to retain capital for further investments in these banks, rather than for dividends for shareholders of the Registrant. These banks may not pay dividends to the Registrant if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. These banks must have the approval of their regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of their current year's net profits and retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by these banks may be restricted at any time at the discretion of their regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for these banks. These provisions could have the effect of limiting the Registrant's ability to pay dividends on its outstanding common shares.

              Deposit Insurance Assessments and Recent Litigation

  The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Bank and Jackson are members of the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

  Because BIF became fully funded, BIF assessments for healthy commercial banks were reduced to $0 per year during 1998. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks during 1999 will be $0.012 per $100 in deposits. Based upon their level of deposits at December 31, 1998, the projected BIF assessments for the Bank and Jackson would be $39,278 for 1999.

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

                               Other Information

  Management anticipates no material effect upon the capital expenditures, earnings and competitive position of the Registrant or its subsidiaries by reason of any laws regulating or protecting the environment. The Registrant believes that the nature of the operations of the subsidiaries has little, if any, environmental impact. The Registrant, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the foreseeable future. The subsidiaries may be required to make capital expenditures related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable. Neither the Registrant nor its subsidiaries have any material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities and no employees are engaged full-time in research activities. As of December 31, 1998, the Registrant and its subsidiaries employed 224 persons full-time and 21 persons part-time. Management considers its relationship with its employees to be good.

  Financial Information About Foreign and Domestic Operations and Export Sales

  The Registrant's subsidiaries do not have any offices located in a foreign country and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure

  The following section contains certain financial disclosures relating to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1998 Annual Report to Shareholders which are hereby incorporated herein by reference.

                             Ohio Valley Banc Corp.
                            Statistical Information


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 1998, 1997 and 1996 are included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1998, 1997 and 1996 are included in Table II - "Rate Volume Analysis of Changes in Interest Income & Expense", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

   Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.

II.      SECURITIES

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)
                                                   1998        1997        1996
Securities Available-for-Sale
 U.S. Treasury securities ..................     $18,143     $27,446     $28,467
 U.S. Government agency securities .........       4,114       2,062
 Marketable equity securities ..............       3,998       3,861       2,757
                                                 -------     -------     -------
  Total securities available-for-sale ......     $26,255     $33,369     $31,224
                                                 =======     =======     =======
Securities Held-to-Maturity
 U.S. Treasury securities ..................     $   100                 $   500
 U.S. Government agency securities .........      27,693     $24,509      22,441
 Obligations of states and
   political subdivisions ..................      17,195      13,935      12,252
 Corporate obligations .....................                     503         758
 Mortgage-backed securities ................         381         472         546
                                                 -------     -------     -------
  Total securities held-to-maturity ........     $45,369     $39,419     $36,497
                                                 =======     =======     =======

B. Information required by this item is included in Table III - "Securities", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this item 1 by reference.

                             Ohio Valley Banc Corp.
                            Statistical Information

C.  Excluding   obligations  of  the  U.S.   Treasury  and  other  agencies  and
corporations of the U.S. Government, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of the Registrant.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

   (dollars in thousands)       1998       1997       1996       1995       1994

Real estate loans .......   $163,650   $120,697   $112,635   $106,734   $ 97,320
Commercial loans ........     96,116     78,124     74,666     52,361     55,899
Consumer loans ..........     85,664     78,878     75,047     66,922     55,801
All other loans .........      1,700      2,568      2,312      1,200      1,954
                            --------   --------   --------   --------   --------
                            $347,130   $280,267   $264,660   $227,217   $210,974
                            ========   ========   ========   ========   ========

B.  Maturities  and  Sensitivities  of  Loans to  Changes  in  Interest  Rates -
Information required by this item is included in table VII - "Maturity and Repricing Data of Loans", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. 1. Risk Elements - Information required by this item is included in Table VI "Summary of Nonperforming and Past Due Loans", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

   2.  Potential   Problem  Loans  -  At  December  31,  1998,  there  are
approximately $275,000 of loans, which are not included in Table VI - "Summary of Nonperforming and Past Due Loans" within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

   3. Foreign Outstandings - There were no foreign outstandings at December 31, 1998, 1997, or 1996.

   4. Loan Concentrations - As of December 31, 1998, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III (A) above. Also refer to the Consolidated Financial Statements regarding concentrations of credit found within Note A of the Notes to the Consolidated Financial Statements of the Registrant's 1998 Annual Report to Shareholders incorporated herein by reference.

                             Ohio Valley Banc Corp.
                            Statistical Information

   5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 1998, there were no other interest-bearing assets that would be required to be disclosed under Item III
(C) if such assets were loans. At December 31, 1998, other real estate owned totaled $31,000.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the years ended December 31:

    (dollars in thousands) ....     1998      1997      1996      1995     1994

Balance, beginning of year ....  $ 3,390   $ 3,180   $ 2,481   $ 2,261  $ 2,073
Loans charged-off:
 Real estate ..................      110        39         5        32       35
 Commercial ...................      130       215        78       182
 Consumer .....................    1,433       961       673       304      263
                                 -------   -------   -------   -------  -------
  Total loans charged-off .....    1,673     1,215       756       518      298

Recoveries of loans:
 Real estate ..................       40         1                            5
 Commercial ...................       47        41        73        57        4
 Consumer .....................      178       138        54        47       47
                                 -------   -------   -------   -------  -------
  Total recoveries of loans ...      265       180       127       104       56

Net loan charge-offs ..........   (1,408)   (1,035)     (629)     (414)    (242)
Provision charged to operations    2,295     1,245     1,328       634      430
                                 -------   -------   -------   -------  -------
Balance, end of year ..........  $ 4,277   $ 3,390   $ 3,180   $ 2,481  $ 2,261

    Ratio of Net  Charge-offs  to Average Loans -  Information  required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference. In addition, attention is directed to the caption "Loans" within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

                             Ohio Valley Banc Corp.
                            Statistical Information
V.       DEPOSITS

A. & B. Deposit Summary - Information required by this item is included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. & E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 1998, 1997, or 1996.

D. Schedule of Maturities - Information required by this item is included in Note F "Deposits" in the table providing the summary of total time deposits by remaining maturities, of the Notes to the Consolidated Financial Statements of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

VI.      RETURN ON EQUITY AND ASSETS

    Information required by this section is included in Table IX - "Key Ratios", within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

VII.     SHORT-TERM BORROWINGS

    The following schedule is a summary of securities sold under agreements to repurchase at December 31:

       (dollars in thousands)                    1998       1997       1996

Balance outstanding at period-end ..........   $19,066    $12,831    $ 8,714
                                               -------    -------    -------
Weighted average interest rate at period-end     3.96%      3.95%      3.50%
                                               -------    -------    -------
Average amount outstanding during year .....   $18,148    $11,352    $ 9,813
                                               -------    -------    -------
Approximate weighted average interest rate
during the year ............................     3.77%      3.83%      3.46%
                                               -------    -------    -------
Maximum amount outstanding as of any
month-end ..................................   $25,112    $16,768    $12,288
                                               -------    -------    -------

ITEM 2 - PROPERTIES

  The Registrant owns no material physical properties except through the Bank. The Bank conducts its operations from its main office building at 420 Third Avenue, in Gallipolis, Ohio 45631. The main office building, Trust/Operations Center and five of the eleven branch facilities are owned by the Bank.

 The Bank has eleven branch offices. A summary of these properties are as follows:

   1)  Mini-Bank Office            437 Fourth Avenue, Gallipolis, OH 45631
   2)  Jackson Pike Office         3035 State Route 160, Gallipolis, OH 45631
   3)  Rio Grande Office           416 West College Avenue, Rio Grande, OH 45674
   4)  Jackson Office              738 East Main Street, Jackson, OH 45640
   5)  Waverly Office              507 W. Emmitt Avenue, Waverly, OH 45690
   6)  Columbus Office             3700 South High Street, Columbus, OH 43207
   7)  Point Pleasant Office       328 Viand Street, Point Pleasant, WV 25550
   8)  SuperBank-Gallipolis Office 236 Second Avenue, Gallipolis, OH 45631
   9)  SuperBank-Pomeroy Office    700 West Main Street, Pomeroy, OH 45769
  10)  Wal-Mart Gallipolis Office  2145 Eastern Avenue, Gallipolis, OH 45631
  11)  Wal-Mart Cross Lanes Office 100 Nitro Marketplace, Cross Lanes, WV 25315

  The Columbus, Point Pleasant, SuperBank and Wal-Mart offices are all leased. The lease term for the Columbus facility is from July 14, 1996 to July 13, 1999, with a base rent of $8,010 per year. The Point Pleasant location has a lease term from July 1, 1997 to June 30, 2017, with a base rent of $30,000 per year. The lease term for the SuperBank-Gallipolis facility is from December 1, 1996 to November 30, 2001, with an option to renew for an additional five years. The base rent is $8,900 per year. The lease term for the SuperBank-Pomeroy facility is from August 1, 1998 to July 31, 2003, with a base rent of $13,000 per year. The lease term for the Wal-Mart Gallipolis location is from May 20, 1998 to May 19, 2003, with a base rent of $25,000 per year. The lease term for the Wal-Mart Cross Lanes location is from August 19, 1998 to August 18, 2003, with a base rent of $25,000 per year.

  The Bank owns a facility at 143 Third Avenue, Gallipolis, Ohio used for additional office space. The Bank also owns a facility at 441 Second Avenue, Gallipolis, Ohio, which it leases to The Ohio Company, whose principal place of business is 155 East Broad Street, Columbus, Ohio 43215. The primary lease term is from July 1, 1997 to June 30, 2002, with a base rent of $13,800 per year.

  Loan Central leases three facilities used as consumer finance offices with one facility being located at 2145-E Eastern Avenue, Gallipolis, Ohio 45631; a second facility being located at 348 County Road 410, Suite 3, South Point, Ohio 45680; and third facility being located at 323 East Broadway Street, Jackson, Ohio 45640. The lease term for the Gallipolis office is from February 1, 1999 to February 1, 2004, with a base rent of $25,000 in year 1, $25,500 in year 2, $25,900 in year 3, $26,400 in year 4, and $26,800 in year 5. The lease term for the South Point office is from February 1, 1999 to February 1, 2004, with a base rent of $18,000 per year. The lease term for the Jackson office is from January 22, 1998 to January 21, 2001, with a base rent of $9,600 per year.

  Jackson leases its office located at 221 Main Street, Jackson, Ohio 45640. The lease term for this location is from July 1, 1996 to July 1, 1999, with a base rent of $3,600 per year.

  Management considers its properties to be satisfactory for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

  A complaint was filed December 31, 1998, in Meigs County Common Pleas Court in Ohio by Frank Herald, Jr. against the Bank. The complaint alleges that the Bank made an oral loan agreement granting him a $1.5 million line of credit. The complaint further alleges that the Bank did not act in good faith because it failed to act on the purported line of credit. Mr. Herald is asking for judgement in the amount of $10 million, and $50 million in punitive damages.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no matter submitted during the fourth quarter of 1998 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to Executive Officers who are directors is incorporated by reference to the information appearing under the caption "Election of Directors" on page 4 of the Registrant's 1999 Proxy Statement. Executive officers not required to be disclosed in the Proxy Statement are presented in the table below. Executive officers serve at the pleasure of the Board of Directors.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------               ---------------------------------------

Wendell B. Thomas, 64      Vice   President  and  Secretary  of  the  Registrant
                           beginning 1995, Senior Vice President and Secretary of the Bank beginning 1995, Vice President and Senior
                           Loan Officer of the Bank from 1992 to 1994.

Sue Ann Bostic, 57         Vice  President  of the  Registrant  beginning  1996,
                           Senior Vice  President,  Administrative  Group of the
                           Bank beginning 1996, Vice President, Support Services
                           Division of the Bank from 1993 to 1995.

Cherie A. Barr, 32         Vice  President  of the  Registrant  beginning  1998,
                           Senior Vice President and Secretary of Loan Central beginning 1998, Secretary of Loan Central beginning
                           1997,  Office Manager of Loan Central beginning 1996,
                           Office Manager, American General Finance, Gallipolis,
                           Ohio from 1994 to 1996.

Katrinka V. Hart, 40       Vice  President  of the  Registrant  beginning  1995,
                           Senior Vice President, Retail Bank Group of the Bank beginning 1995, Vice President, Branch Administration
                           Division of the Bank from 1993 to 1994.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------               ---------------------------------------

Charles C. Lanham, 70      Senior Vice  President  of the  Registrant  beginning
                           1997,  Executive Vice President of the Bank beginning
                           1997,  Chairman  of Bank One,  Point  Pleasant,  West
                           Virginia, N.A. beginning 1995, President of Bank One,
                           Point Pleasant, West Virginia, N.A from 1993 to 1995.
Mario P. Liberatore, 53    Vice  President  of the  Registrant  beginning  1997,
                           Senior Vice  President,  West  Virginia Bank Group of
                           the Bank beginning 1997, President of Bank One, Point
                           Pleasant,   West  Virginia,   N.A.   beginning  1995,
                           Executive Vice President of Bank One, Point Pleasant,
                           West Virginia, N.A. from 1993 to 1995.

E. Richard Mahan, 53       Vice  President  of the  Registrant  beginning  1995,
                           Senior Vice  President,  Commercial Bank Group of the
                           Bank beginning 1995, Vice President, Lending Division of the Bank from 1993 to 1994.

Larry E. Miller, II, 34    Vice  President  of the  Registrant  beginning  1995,
                           Senior Vice  President,  Financial  Bank Group of the
                           Bank  beginning  1995,  Vice  President  and Internal
                           Auditor of the Bank from 1993 to 1994.

Harold A. Howe, 49         Vice  President  of the  Registrant  beginning  1998,
                           President of Jackson beginning 1994.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

  The information required under this item is located under the caption "Summary of Common Stock Data" in the Registrant's 1998 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within
Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and to Note O - "Regulatory Matters". All such information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

  The information required under this item is incorporated by reference to the information appearing under the caption "Selected Financial Data" of the Registrant's 1998 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Operations" appears within the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

  The information required under this item is included in Table VIII - "Rate Sensitivity Analysis" and the caption "Liquidity and Interest Rate Sensitivity" found within Management's Discussion and Analysis of Operations of the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Registrant's consolidated financial statements and related notes are listed below and incorporated herein by reference to the 1998 Annual Report to Shareholders. The "Report of Independent Auditors" and the supplementary "Summarized Quarterly Financial Information" specified by Item 302 of the Regulation S-K appear within the 1998 Annual Report to Shareholders and are incorporated by reference.

  Consolidated Statements of Condition as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
  Consolidated Statements of Changes in Shareholders' Equity for the years ended
    December 31, 1998, 1997 and 1996
  Consolidated  Statements of Cash Flows for the years ended  December 31, 1998,
    1997 and  1996
  Notes to the Consolidated Financial Statements
  Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No response required

                                    PART III

  Information relating to the following items is included in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 7, 1999 ("1999 Proxy Statement") filed with the Commission and is incorporated by reference to the pages listed below into this form 10-K Annual Report, provided, that neither the report on executive compensation nor the performance graph included in the Registrant's definitive proxy statement shall be deemed to be incorporated herein by reference.

ITEM 10 - DIRECTORS  AND  EXECUTIVE  OFFICERS OF THE  REGISTRANT
         Discussion located at pages 5-6 of 1999 Proxy Statement.
         See also Part I - "Executive Officers of the Registrant",  beginning on page 14 of this Form 10-K.
         A Form 4 was filed to update the  number of shares  owned by each Keith
          R. Brandeberry and Warren F. Sheets related to the inadvertent omission of shares owned through an investment club that were not previously reported. These are the only known such failures to file.

ITEM 11 - EXECUTIVE COMPENSATION
         Discussion located at pages 7-8 of 1999 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
         Discussion located at pages 2-4 of 1999 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Discussion located at page 11 of 1999 Proxy Statement.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

A. (1) Financial Statements
  The following consolidated financial statements of the Registrant appear in the 1998 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

Consolidated   Statements  of  Condition  as  of  December  31,  1998  and  1997
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996
Notes to the Consolidated Financial Statements
Report of Independent Auditors

    (2) Financial Statement Schedules

  Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

    (3) Exhibits

  Reference is made to the Exhibit Index which is found on page 19 of this Form 10-K.

     B. Reports on Form 8-K

  Form 8-K/A dated December 15, 1998 was filed to amend the original Form 8-K which reported the acquisition of Jackson under Item 2 as an acquisition or disposition of assets. However, the acquisition of Jackson did not constitute the acquisition of a significant amount of assets. Consequently, the Form 8-K/A was filed to report the acquisition of Jackson by the Registrant under Item 5 - Other events and is incorporated into this Form 10-K by reference.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO VALLEY BANC CORP.

Date:  March 26, 1999                   By /s/James L. Dailey
                                           -----------------------------
                                           James L. Dailey, Chairman and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

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

/s/Warren F. Sheets                     Director
-----------------------------
Warren F. Sheets

/s/Thomas E. Wiseman                    Director
-----------------------------
Thomas E. Wiseman

                                  EXHIBIT INDEX

   The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

    Exhibit Number                            Exhibit Description

         3a Amended Articles of Ohio Valley Banc Corp. (as filed with the Ohio Secretary of State on August 21, 1992) are incorporated herein by reference to Form 10-K filed for the fiscal year ending December 31, 1997 [Exhibit 3a(3)] filed March 31, 1998.


         3b                   Code  of   Regulations   of  the   Registrant  are
                              incorporated herein by reference to Form 8-K (File # 2-71309) [Exhibit 3b] filed November 6, 1992.

         10 Summary of Deferred Compensation Plan for Directors and Executive Officers is incorporated herein by reference to Form 10-K filed for the fiscal year ending December 31, 1997.

         11 Statement regarding computation of per share earnings (included in Note A of the notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

         13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998. [Exhibit is being filed herewith] (Not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K.)

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