Form 10-Q
period 1999-03-31
OHIO VALLEY BANC CORP
filed 1999-05-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  MARCH 31, 1999


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

       Common stock, $1.00 stated value          Outstanding at April 30, 1999
                                                 2,825,436 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      3

    Condensed Consolidated Statements of Cash Flows..................      4

    Notes to the Consolidated Financial Statements...................      5


    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     10


    Item 3 - Quantitative and Qualitative Disclosure About
                Market Risk..........................................     14



                          Part II - Other Information

    Other Information and Signatures.................................     15

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)


                                                     March 31,     December 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    11,455     $    12,342
Federal funds sold                                       2,125             375
                                                   ------------    ------------
     Total cash and cash equivalents                    13,580          12,717
Interest-bearing balances with banks                       502             795
Securities available-for-sale                           25,905          26,255
Securities held-to-maturity                             44,933          45,369
Total loans                                            367,943         347,130
Allowance for loan losses                               (4,431)         (4,277)
                                                   ------------    ------------
     Net loans                                         363,512         342,853
Premises and equipment, net                              8,650           8,360
Accrued interest receivable                              3,019           2,723
Other assets                                             8,858           8,376
                                                   ------------    ------------
          Total assets                             $   468,959     $   447,448
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    41,382     $    45,961
Interest-bearing deposits                              326,142         281,356
                                                   ------------    ------------
     Total deposits                                    367,524         327,317
Securities sold under agreements to repurchase           9,008          19,066
Other borrowed funds                                    45,569          55,743
Accrued liabilities                                      5,290           4,642
                                                   ------------    ------------
          Total liabilities                            427,391         406,768
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 2,825,436 and 2,818,413
   shares issued and outstanding at March 31,
   1999 and December 31, 1998)                           2,825           2,818
Surplus                                                 27,892          27,598
Retained earnings                                       10,435           9,797
Net unrealized gain on available-for-sale
   securities                                              416             467
                                                   ------------    ------------
   Total shareholders' equity                           41,568          40,680
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   468,959     $   447,448
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)

                                               Three months ended March 31,
                                                 1999                1998
                                             ------------        ------------

Interest income:
   Interest and fees on loans                $      8,345        $      7,038
   Interest on taxable securities                     767                 826
   Interest on nontaxable securities                  208                 168
   Dividends                                           68                  59
   Other interest                                      49                  90
                                             ------------        ------------
         Total interest income                      9,437               8,181

Interest expense:
   Interest on deposits                             3,580               3,294
   Interest on repurchase agreements                   98                 111
   Interest on other borrowed funds                   697                 279
                                             ------------        ------------
        Total interest expense                      4,375               3,684
                                             ------------        ------------

Net interest income                                 5,062               4,497
Provision for loan losses                             448                 356
                                             ------------        ------------
Net interest income after provision                 4,614               4,141

Other income:
   Service charges on deposit accounts                256                 202
   Trust division income                               56                  52
   Other operating income                             266                 250
                                             ------------        ------------
        Total other income                            578                 504

Other expense:
   Salaries and employee benefits                   2,139               1,887
   Occupancy expense                                  230                 150
   Furniture and equipment expense                    230                 192
   Data processing expense                            104                 119
   Other operating expense                          1,066                 964
                                             ------------        ------------
        Total other expense                         3,769               3,312
                                             ------------        ------------

Income before taxes                                 1,423               1,333
Provision for income taxes                            391                 366
                                             ------------        ------------
NET INCOME                                   $      1,032        $        967
                                             ============        ============

Earnings per share                           $       0.29        $       0.28
                                             ============        ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                 (dollars in thousands, except per share data)

                                               Three months ended March 31,
                                                 1999                1998
                                             ------------        ------------

Balance at beginning of period               $     40,680        $     36,834

Comprehensive income:
  Net income                                        1,032                 967
  Net change in unrealized gain on
   available-for-sale securities                      (51)                 (1)
                                             ------------        ------------
    Total comprehensive income                        981                 966

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan                                  301                 348

Cash dividends                                       (394)               (360)
                                             ------------        ------------

Balance at end of period                     $     41,568        $     37,788
                                             ============        ============


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollars in thousands, except per share data)

                                                 Three months ended March 31,
                                                   1999                1998
                                               ------------        ------------

Net cash provided by operating activities      $      1,866        $      2,119

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   2,100               3,500
   Purchases of securities available-
      for-sale                                       (1,763)
   Proceeds from maturities of
      securities held-to-maturity                       300               3,344
   Change in interest-bearing deposits
      in other banks                                    293                 (14)
   Net increase in loans                            (21,107)             (8,538)
   Purchases of premises and equipment, net            (533)               (660)
   Purchases of insurance contracts                    (175)               (580)
                                                  ------------     ------------
        Net cash from investing activities          (20,885)             (2,948)

Financing activities
   Change in deposits                                40,207               6,964
   Cash dividends                                      (394)               (360)
   Proceeds from issuance of common stock               301                 348
   Change in securities sold under
      agreements to repurchase                      (10,059)              1,693
   Proceeds from long-term borrowings                 4,500              12,164
   Repayment of long-term borrowings                 (3,345)             (4,266)
   Change in other short-term borrowings            (11,328)             (4,298)
                                               ------------        ------------
        Net cash from financing activities           19,882              12,245
                                               ------------        ------------

Change in cash and cash equivalents                     863              11,416
Cash and cash equivalents at beginning
   of year                                           12,717               7,806
                                               ------------       -------------
Cash and cash equivalents at March 31,         $     13,580       $      19,222
                                               ============       =============



               See notes to the consolidated financial statements

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. and its wholly owned subsidiaries The Ohio Valley Bank Company, Jackson Savings Bank and Loan Central, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at March 31, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the three months ended March 31, 1999 and March 31, 1998, Ohio Valley Banc Corp. paid interest in the amount of $4,466 and $3,804, respectively. For the three months ended March 31, 1999 and March 31, 1998, Ohio Valley Banc Corp. paid income taxes of $140 and $50, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the three months ended March 31, 1999 and March 31, 1998, weighted average shares outstanding were 3,527,893 and 3,481,722, respectively. On April 7, 1999, the Board of Directors declared a five for four stock split to shareholders of record on April 19, 1999. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

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





                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at March 31, 1999 and December 31, 1998 are as follows:

                                             March 31, 1999
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $     15,802   $      240                $     16,042
U.S. Government agency
   securities                    4,053           47   $     (16)          4,084
Mortgage-backed
   securities                    1,478            1         (12)          1,467
Marketable equity
   securities                    3,942          370                       4,312
                          ------------   ----------   ----------   ------------
     Total securities     $     25,275   $      658   $     (28)   $     25,905
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $     27,676   $      273   $     (21)   $     27,928
Obligations of state and
   political subdivisions       16,892          507         (21)         17,378
Mortgage-backed securities         365            1         (19)            347
                          ------------   ----------   ----------   ------------
     Total securities     $     44,933   $      781   $     (61)   $     45,653
                          ============   ==========   ==========   ============

                                           December 31, 1998
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
  securities              $     17,807   $      336                $     18,143
U.S. Government agency
  securities                     4,057           67   $     (10)          4,114
Marketable equity
  securities                     3,591          407                       3,998
                          ------------   ----------   ----------   ------------
     Total securities     $     25,455   $      810   $     (10)   $     26,255
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Treasury securities  $        100                             $        100
U.S. Government agency
 securities                     27,693   $      431   $     (12)         28,112
Obligations of state and
 political subdivisions         17,195          571         (21)         17,745
Mortgage-backed securities         381            1         (20)            362
                          ------------   ----------   ----------   ------------
     Total securities     $     45,369   $    1,003   $     (53)   $     46,319
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

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      9,823   $      9,932   $      2,747   $      2,762
 Due in one to
   five years                10,032         10,195         34,683         35,178
 Due in five to
   ten years                                                4,392          4,609
 Due after ten years                                        2,745          2,757
 Mortgage-backed sec.         1,478          1,466            366            347
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     21,333   $     21,593   $     44,933   $     45,653
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt or equity securities during the first three months of 1999 or 1998.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      March 31,     December 31,
                                                        1999            1998
                                                    ------------    ------------
Real estate loans                                   $    173,267    $    163,650
Commercial and industrial loans                          107,745          96,116
Consumer loans                                            85,574          85,664
Other loans                                                1,357           1,700
                                                    ------------    ------------
                                                    $    367,943    $    347,130
                                                    ============    ============

At March 31, 1999 and December 31, 1998, loans on nonaccrual status were approximately $900 and $981, respectively. Loans past due more than 90 days and still accruing at March 31, 1999 and December 31, 1998 were $3,416 and $2,106, respectively. Other real estate owned at March 31, 1999 and December 31, 1998 was unchanged at $31.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31 is as follows:

                                                      1999             1998
                                                  ------------     ------------

    Balance - January 1,                          $      4,277     $      3,290
    Loans charged off:
         Real estate                                        16                2
         Commercial                                         45
         Consumer                                          298              319
                                                  ------------     ------------
              Total loans charged off                      359              321
    Recoveries of loans:
         Real estate                                        11               38
         Commercial                                          2               44
         Consumer                                           52               35
                                                  ------------      -----------
              Total recoveries                              65              117

    Net loan charge-offs                                  (294)            (204)

    Provision charged to operations                        448              356
                                                  ------------     ------------
    Balance - March 31,                           $      4,431     $      3,442
                                                  ============     ============

Information  regarding  impaired  loans is as follows:
                                                     March 31,      December 31,
                                                       1999             1998
                                                   ------------     ------------
   Balance of impaired loans                       $        619     $        624
                                                   ============     ============
   Portion of impaired loan balance for which an
      allowance for credit losses is allocated     $        619     $        624
                                                   ============     ============
   Portion of allowance for loan losses
      allocated to the impaired loan balance       $        250     $        275
                                                   ============     ============
   Average investment in impaired
      loans for the year                           $        621     $        632
                                                   ============     ============

Interest on impaired loans was not material for the periods ended March 31, 1999 and December 31, 1998.



                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern Ohio area. Approximately 8.06% of total loans were unsecured at March 31, 1999 as compared to 8.04% at December 31, 1998.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 1999, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $45,955 as compared to $46,106 at December 31, 1998.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 1999 and December 31, 1998 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $58,330 and $3,691 at March 31, 1999. Fixed rate FHLB advances of $36,386 mature through 2008 and have interest rates ranging from 4.88% to 6.15%. In addition, variable rate FHLB borrowings represent $2,500.

Promissory notes, issued primarily by the parent company, have fixed rates of 5.15% to 7.00% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled  principal  payments over the next five years are to be:

                    FHLB borrowings     Promissory notes    FRB Notes
                    ---------------     ----------------    ---------
     1999           $           292     $          4,051    $   2,102
     2000                    14,188                  512
     2001                     5,689                   13
     2002                     5,336                    5
     2003                     3,098
     Thereafter              10,283
                    ---------------     ----------------    ---------
                    $        38,886     $          4,581    $   2,102
                    ===============     ================    =========

                                   (Continued)

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at March 31, 1999, compared to December 31, 1998, and the consolidated results of operations for the first three months of 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

On May 3, 1999, the Company entered into a purchase agreement to acquire two West Virginia branches of Huntington National Bank. The two offices had combined deposits of $27 million at December 31, 1998. These offices are the Milton office, located at 280 East Main Street, Milton, and the Barboursville office, located in the Krogers Supermarket at 5636 U.S. Route 60 East, Barboursville. The purchase is subject to certain conditions including the approval of regulatory authorities and is expected to be completed in the third quarter of 1999. Management entered into the agreement to expand and enhance the Company's existing banking activities in West Virginia.

Management will continue to grow into new markets by establishing three Superbanks in Wal-Mart stores. Two branches will be located in West Virginia, one in Huntington and one in South Charleston. The third branch will be located in South Point, Ohio.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. grew $21,511 or 4.8% to reach $468,959 at March 31, 1999. The growth in total assets occurred in loans which increased $20,813. Funding the growth in loans was deposit growth of $40,207 or 12.3%. A portion of the deposit growth was utilized to reduce borrowed funds and securities sold under agreements to repurchase which are collectively down $20,232.

For the first quarter of 1999, loan growth was led by commercial loans expanding $11,629 or 12.1%. Approximately half of the commercial loan growth was generated from the Columbus, Ohio market. In which, the Company has had a branch since 1997. For the same time period, real estate mortgages expanded $9,617 or 5.9%. The Company has generated a large volume of new residential loans as well as refinances. A majority of the real estate loans were generated in newer markets. Consumer loans remained level for the first quarter. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values and a comprehensive analysis of the allowance for loan and lease loss which is performed on a quarterly basis. As a percentage of total loans, the allowance for loan losses at March 31, 1999 was 1.20% versus 1.23% at December 31, 1998.

Total deposit growth was led by time deposits increasing $30,514 or 16.9% followed by savings and interest-bearing demand deposits increasing $14,272 or 14.1%. Noninterest-bearing demand deposits are down $4,579. During the first quarter, management generated deposit growth through more aggressive pricing, especially in new markets. Management utilized the deposit growth to fund the strong loan growth and to reduce borrowed funds.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $10,174 from December 31, 1998. The decrease occurred primarily in overnight borrowings. Furthermore, securities sold under agreements to repurchase are down $10,058 from December 31, 1998.

Total shareholders' equity at March 31, 1999 of $41,568 was 2.2% greater than the balance of $40,680 on December 31, 1998. Contributing to this increase was year-to-date income of $1,032 and proceeds from the issuance of common stock through the dividend reinvestment plan of $301 less cash dividends paid of $394, or $.11 per share adjusted for the stock split. The cash dividend represents 38.2% of the year-to-date income; although the Dividend Reinvestment Plan effectively reduces the payout ratio to 9.0%. Management's decision to effect a five for four stock split was generated by a desire to make the Company's common stock more accessible to the smaller investor.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,032 for the first quarter of 1999, up 6.7% compared to $967 for the first quarter of 1998. Comparing March 31, 1999 to March 31, 1998, return on assets decreased from 1.03% to .91% and return on equity decreased from 10.57% to 10.22%. The Company's earnings per share was $.29 per share at March 31, 1999, as compared to $.28 per share recorded for the first quarter of 1998, adjusted for the stock split. The primary contributor to the gain in net income was net interest income. Net interest income increased $564 or 12.5% over the first quarter of 1998 due to the growth in earning assets. Net interest income was negatively impacted in the first quarter of 1999 by a decline in the net interest margin. The decline in net interest margin was related to a decrease in interest rates during the fourth quarter of 1998.

The gain in net interest income was partially offset by net noninterest expense being up $383 or 13.6%. Total other income increased $74 or 14.7% over March 31, 1998, due primarily to service charges on deposit accounts which contributed an additional $54. Total other expense of $3,769 at March 31, 1999, was up $457 or 13.8% from the first quarter of 1998. Contributing to the increase in total other expense was salary and employee benefits, which increased $252 or 13.4%. With the establishment of additional offices and growth in assets which require more people to service, the number of full-time equivalent employees increased from 217 at March 31, 1998 to 243 at March 31, 1999. Additionally, the Company awarded annual merit increases. The growth in operations coupled with the investment in processing technology provided for the increase in occupancy expense and furniture and equipment expense. The upgrade in technology produced the decrease in data processing. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses.

In May of 1997, a six member committee was formed and charged with the responsibility of ensuring that the Company will be ready for the Year 2000 transition. This committee has conducted extensive inventories of the Company's computer software and hardware as well as other equipment that may be microchip dependent. The vendors associated with the aforementioned hardware and software were contacted to determine the product's Year 2000 readiness. A Year 2000 plan has been developed which commits the Company to being Year 2000 compliant by December 31, 1998, thereby affording the Company one full year to test all mission critical systems to verify their viability for the Year 2000 and beyond. The Company's core software applications, which process loans and deposits, were developed with the Year 2000 in mind. Nevertheless, in October 1998 the Company tested its core hardware and software applications. The review of the test results produced no Year 2000 problems.

The awareness and assessment phases of the Company's Year 2000 effort are complete. Management estimates that 90% of renovations have been completed. Ninety percent of the Company's testing has been completed. Management plans to have all renovations and testing completed by June 30, 1999. Management anticipates a total compliance cost of less than $100,000 and therefore such costs will not materially effect the Company's results of operations, liquidity and capital resources.

The risks associated with the Company's Year 2000 compliance relate primarily to its relationships with critical business partners, which include service suppliers and customers, and their ability to effectively address Year 2000 issues. In an effort to mitigate such risk, the Company has attempted to assess the Year 2000 efforts and preparedness of our significant customers and service suppliers. The Company has formulated a Year 2000 contingency plan which was approved by the Company's Board of Directors.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                         Company Ratios               Regulatory
                               March 31, 1999     December 31, 1998     Minimum
                             -----------------    -----------------    ---------

Tier 1 risk-based capital           12.1%                12.6%            4.00%
Total risk-based capital ratio      13.4%                13.8%            8.00%
Leverage ratio                       8.9%                 9.3%            4.00%

Cash dividends paid of $394 for the first three months of 1999 represents a 9.4% increase over the cash dividends paid during the same period in 1998. The increase in cash dividends paid is due to the additional shares outstanding during 1999 which were not outstanding during 1998. At March 31, 1999, approximately 69% of the shareholders were enrolled in the dividend reinvestment plan. The dollars reninvested through the plan offset a majority of dividends paid.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and held-to-maturity securities maturing within one year of $42,734 represented 9.1% of total assets at March 31, 1999. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 1999, the Bank could borrow an additional $35 million from the Federal Home Loan Bank. The Company experienced an increase of $862 in cash and cash equivalents for the three months ended March 31, 1999. See the condensed consolidated statement of cash flows on page 5 for further cash flow information.

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

FORWARD LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements' within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, that could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

As of March 31, 1999                                    Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         1999      2000      2001      2002      2003     after    Total    03/31/99
Rate-Sensitive Assets:
Fixed interest rate loans             $ 10,036  $  6,748  $ 13,269  $ 19,053  $ 17,136  $137,162  $203,404  $209,466
Average interest rate                    9.31%    11.99%    12.20%    11.33%    10.21%     8.34%     9.20%

Variable interest rate loans          $ 36,640  $  3,099  $  5,812  $  5,272  $  3,980  $109,736  $164,539  $164,901
Average interest rate                    9.46%    11.04%     9.22%     8.64%     8.23%     7.80%     8.31%

Fixed interest rate securities        $ 10,777  $  8,340  $ 10,309  $ 11,371  $ 16,387  $ 13,024  $ 70,208  $ 71,558
Average interest rate                    7.05%     6.44%     6.40%     6.24%     6.20%     7.13%     6.57%

Other interest-bearing assets         $  2,627                                                    $  2,627  $  2,627
Average interest rate                    4.68%                                                       4.68%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  4,966  $  4,734  $  3,802  $  3,346  $  2,944  $ 21,590  $ 41,382  $ 41,382

Savings & Interest-bearing checking   $ 17,315  $ 14,206  $ 11,729  $  9,747  $  8,151  $ 54,041  $115,189  $115,189
Average interest rate                    2.95%     3.00%     3.04%     3.09%     3.13%     3.38%     3.19%

Time deposits                         $ 97,454  $ 86,596  $  9,878  $  4,971  $ 10,357  $  1,697  $210,953  $212,346
Average interest rate                    5.41%     5.49%     5.64%     6.17%     6.02%     6.84%     5.51%

Fixed interest rate borrowings        $  4,335  $ 13,439  $  4,439  $  5,336  $  3,098  $ 10,321  $ 40,968  $ 41,050
Average interest rate                    5.54%     5.33%     5.55%     5.42%     5.71%     5.37%     5.42%

Variable interest rate borrowings     $ 13,609                                                    $ 13,609  $ 13,609
Average interest rate                    4.33%                                                       4.33%

                                                                            14

                              OHIO VALLEY BANC CORP
                           Part II - Other Information

Item 1 - Legal Proceedings
--------------------------
  None

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
A.   Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B. Form 8-K dated May 5, 1999 describing the acquisition of two Huntington Bancshares Inc. branches by the Company was filed and is incorporated into this Form 10-Q by reference.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  May 14, 1999             /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  May 14, 1999             /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer