Form 10-Q
period 1999-06-30
OHIO VALLEY BANC CORP
filed 1999-08-13
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  JUNE 30, 1999


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

       Common stock, $1.00 stated value          Outstanding at July 30, 1999
                                                 3,531,341 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999



                         Part I - Financial Information

    Item 1 - Financial Statements

    Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Income................................      2

    Condensed Consolidated Statements of Changes in
       Shareholders' Equity..........................................      3

    Condensed Consolidated Statements of Cash Flows..................      4

    Notes to the Consolidated Financial Statements...................      5


    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     10

    Item 3 - Quantitative and Qualitative Disclosure About
                Market Risk..........................................     15

                          Part II - Other Information

    Other Information and Signatures.................................     16

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                     June 30,      December 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    10,678     $    12,342
Federal funds sold                                       1,475             375
                                                   ------------    ------------
     Total cash and cash equivalents                    12,153          12,717
Interest-bearing balances with banks                       584             795
Securities available-for-sale                           55,512          26,255
Securities held-to-maturity                             17,974          45,369
Total loans                                            380,660         347,130
Allowance for loan losses                               (4,688)         (4,277)
                                                   ------------    ------------
     Net loans                                         375,972         342,853
Premises and equipment, net                              8,800           8,360
Accrued interest receivable                              2,739           2,723
Other assets                                             8,926           8,376
                                                   ------------    ------------
          Total assets                             $   482,660     $   447,448
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    43,383     $    45,961
Interest-bearing deposits                              328,687         281,356
                                                   ------------    ------------
     Total deposits                                    372,070         327,317
Securities sold under agreements to repurchase          11,020          19,066
Other borrowed funds                                    51,646          55,743
Accrued liabilities                                      6,127           4,642
                                                   ------------    ------------
          Total liabilities                            440,863         406,768
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
   shares authorized; 3,531,341 and 2,818,413
   shares issued and outstanding at June 30,
   1999 and December 31, 1998)                           3,531           2,818
Surplus                                                 27,892          27,598
Retained earnings                                       10,360           9,797
Net unrealized gains on available-for-sale
   securities                                               14             467
                                                   ------------    ------------
   Total shareholders' equity                           41,797          40,680
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   482,660     $   447,448
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)

                                       Three months ended      Six months ended
                                             June 30,              June 30,
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
Interest income:
   Interest and fees on loans           $ 8,753    $ 7,558    $17,098    $14,596
   Interest on taxable securities           785        755      1,552      1,581
   Interest on nontaxable securities        206        198        414        366
   Dividends                                 75         61        143        120
   Other interest                            71        148        120        238
                                       --------   --------   --------   --------
         Total interest income            9,890      8,720     19,327     16,901

Interest expense:
   Interest on deposits                   3,845      3,349      7,426      6,644
   Interest on repurchase agreements        109        158        207        268
   Interest on other borrowed funds         604        333      1,301        611
                                       --------   --------   --------   --------
        Total interest expense            4,558      3,840      8,934      7,523
                                       --------   --------   --------   --------

Net interest income                       5,332      4,880     10,393      9,378
Provision for loan losses                   557        535      1,005        892
                                       --------   --------   --------   --------
Net interest income after provision       4,775      4,345      9,388      8,486

Other income:
   Service charges on deposit accounts      298        223        554        424
   Trust division income                     59         55        116        106
   Other operating income                   319        228        585        479
   Net realized gain (loss) on sale
     of available-for-sale securities        63                    63
                                       --------   --------   --------   --------
        Total other income                  739        506      1,318      1,009

Other expense:
   Salaries and employee benefits         2,191      1,917      4,330      3,803
   Occupancy expense                        253        163        482        312
   Furniture and equipment expense          276        212        506        405
   Data processing expense                  107         88        212        207
   Other operating expense                1,099      1,077      2,165      2,041
                                       --------   --------   --------   --------
        Total other expense               3,926      3,457      7,695      6,768
                                       --------   --------   --------   --------

Income before income taxes                1,588      1,394      3,011      2,727
Provision for income taxes                  447        400        838        766
                                       --------   --------   --------   --------
NET INCOME                              $ 1,141    $   994    $ 2,173    $ 1,961
                                       ========   ========   ========   ========

Earnings per share                     $   0.33    $  0.28    $  0.62    $  0.56
                                       ========   ========   ========   ========



               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                 (dollars in thousands, except per share data)

                                       Three months ended      Six months ended
                                             June 30,              June 30,
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------

Balance at beginning of period          $41,568    $37,788    $40,680    $36,834

Comprehensive income:
  Net income                              1,141        994      2,173      1,961
  Net change in unrealized gain on
    available-for-sale securities         (402)        (9)      (453)       (10)
                                       --------   --------   --------   --------
      Total comprehensive income            739        985      1,720      1,951

Proceeds from issuance of common
  stock through the dividend
  reinvestment plan                                    404        301        752

Cash paid in lieu of fractional shares
  in stock split                           (15)        (7)       (15)        (7)

Cash dividends                            (495)      (381)      (889)      (741)
                                       --------   --------   --------   --------

Balance at end of period                $41,797    $38,789    $41,797    $38,789
                                       ========   ========   ========   ========


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollars in thousands, except per share data)

                                                   Six months ended June 30,
                                                   1999                1998
                                               ------------        ------------

Net cash from operating activities             $      4,837        $      4,379

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   3,646               6,000
   Purchases of securities available-
      for-sale                                       (6,063)
   Proceeds from maturities of
      securities held-to-maturity                       370               5,977
   Purchase of securities held-to-maturity             (550)            (10,255)
   Proceeds from sale of equity securities               64
   Change in interest-bearing deposits
      in other banks                                    211                 (38)
   Net increase in loans                            (34,123)            (20,204)
   Purchase of premises and equipment, net             (964)             (1,129)
   Purchases of insurance contracts                       1                (580)
                                               ------------        ------------
        Net cash from investing activities          (37,408)            (20,229)

Financing activities
   Change in deposits                                44,753               9,504
   Cash dividends                                      (889)               (741)
   Cash paid in lieu of fractional shares
      in stock split                                    (15)                 (7)
   Proceeds from issuance of common stock               301                 752
   Change in securities sold under
      agreements to repurchase                       (8,046)              6,815
   Proceeds from long-term borrowings                 4,500              16,164
   Repayment of long-term borrowings                 (3,434)             (6,383)
   Change in other short-term borrowings             (5,163)             (2,118)
                                               ------------        ------------
        Net cash from financing activities           32,007              23,986
                                               ------------        ------------

Change in cash and cash equivalents                    (564)              8,136
Cash and cash equivalents at beginning
   of year                                           12,717               7,806
                                               ------------       -------------
Cash and cash equivalents at end of year       $     12,153       $      15,942
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the six months ended June 30, 1999 and 1998, Ohio Valley Banc Corp. paid interest in the amount of $8,368 and $7,215, respectively. For the six months ended June 30, 1999 and 1998, Ohio Valley Banc Corp. paid income taxes of $1,040 and $892, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the six months ended June 30, 1999 and 1998, weighted average shares outstanding were 3,529,724 and 3,490,043, respectively. On April 7, 1999, the Board of Directors declared a five for four stock split, effected in the form of a stock dividend, to shareholders of record on April 19, 1999. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Under this new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.

The Company utilized Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" and reclassified U.S. Government agency securities with an amortized cost of $27,676 from held-to-maturity to available-for-sale. The securities were transferred on April 14, 1999 with management's intention of providing greater flexibility in meeting customer and asset/liability needs.



                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                              June 30, 1999
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $     14,297   $      118                $     14,415
U.S. Government agency
   securities                   34,734           48   $     (327)        34,455
Mortgage-backed securities       2,451                      (106)         2,345
Marketable equity
   securities                    4,010          287                       4,297
                          ------------   ----------   ----------   ------------
     Total securities     $     55,492   $      453   $     (433)  $     55,512
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
U.S. Government agency
   securities             $        258                $       (5)  $        253
Obligations of state and
   political subdivisions       17,369   $      250         (173)        17,446
Mortgage-backed securities         347            1          (23)           325
                          ------------   ----------   ----------   ------------
     Total securities     $     17,974   $      251   $     (201)   $    18,024
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
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      9,315   $      9,376   $      2,929   $      2,935
 Due in one to
   five years                39,716         39,494          7,765          7,917
 Due in five to
   ten years                                                4,339          4,361
 Due after ten years                                        2,594          2,486
 Mortgage-backed sec.         2,451          2,345            347            325
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     51,482   $     51,215   $     17,974   $     18,024
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. Net gains on the sale of equity securities during the first six months of 1999 were $63. There were no sales of debt securities during the first six months of 1999 and no sales of debt and equity securities during the first six months of 1998.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      June 30,      December 31,
                                                        1999            1998
                                                    ------------    ------------
Real estate loans                                   $    181,587    $    163,650
Commercial and industrial loans                          110,823          96,116
Consumer loans                                            86,923          85,664
Other loans                                                1,327           1,700
                                                    ------------    ------------
                                                    $    380,660    $    347,130
                                                    ============    ============

At June 30, 1999 and December 31, 1998, loans on nonaccrual status were approximately $2,001 and $981, respectively. Loans past due more than 90 days and still accruing at June 30, 1999 and December 31, 1998 were $2,626 and $2,106, respectively. Other real estate owned at June 30, 1999 and December 31, 1998 was unchanged at $31 .
                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30 is as follows:
                                                      1999             1998
                                                  ------------     ------------

    Balance - January 1,                          $      4,277     $      3,290
    Loans charged off:
         Real estate                                        24               71
         Commercial                                         94               58
         Consumer                                          590              692
                                                  ------------     ------------
              Total loans charged off                      708              821
    Recoveries of loans:
         Real estate                                        13               38
         Commercial                                          4               45
         Consumer                                           97               94
                                                  ------------      -----------
              Total recoveries                             114              177

    Net loan charge-offs                                  (594)            (644)

    Provision charged to operations                      1,005              892
                                                  ------------     ------------
    Balance - June 30,                            $      4,688     $      3,538
                                                  ============     ============

Information regarding impaired loans:                June 30,       December 31,
                                                       1999             1998
                                                   ------------     ------------

Balance of impaired loans                          $        471     $        624
                                                   ============     ============
Portion of impaired loan balance for which an
  allowance for credit losses is allocated         $        471     $        624
                                                   ============     ============
Portion of allowance for loan losses
  allocated to the impaired loan balance           $        200     $        275
                                                   ============     ============
Average investment in impaired
  loans for the year                               $        417     $        632
                                                   ============     ============

Interest on impaired loans was not material for the periods ended June 30, 1999 and December 31, 1998.




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the Mason and Putnam counties of West Virginia. Approximately 7.43% of total loans were unsecured at June 30, 1999 as compared to 8.04% at December 31, 1998.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1999, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $49,713 as compared to $46,106 at December 31, 1998.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 1999 and December 31, 1998 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $58,201 and $3,755 at June 30, 1999. Fixed rate FHLB advances of $36,300 mature through 2008 and have interest rates ranging from 4.88% to 6.15%. In addition, variable rate FHLB borrowings represent $2,500.

Promissory notes, issued primarily by the parent company, have fixed rates of 5.15% to 7.00% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled  principal  payments over the next five years are to be:

                    FHLB borrowings     Promissory notes    FRB Notes
                    ---------------     ----------------    ---------
     1999           $           206     $          2,266    $   8,500
     2000                    14,188                2,062
     2001                     5,689                   13
     2002                     5,336                    5
     2003                     3,098
     Thereafter              10,283
                    ---------------     ----------------    ---------
                    $        38,800     $          4,346    $   8,500
                    ===============     ================    =========


                                   (Continued)

                             OHIO VALLEY BANC CORP
                   (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at June 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the year-to-date and quarterly periods ending June 30, 1999, compared to the same periods in 1998. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

On May 3, 1999, the Company entered into a purchase agreement to acquire two West Virginia branches of Huntington National Bank. The two offices had combined deposits of $27 million at December 31, 1998. These offices are the Milton office, located at 280 East Main Street, Milton, and the Barboursville office, located in the Krogers Supermarket at 5636 U.S. Route 60 East, Barboursville. The purchase has been approved by the appropriate regulatory authorities and is expected to be completed in the third quarter of 1999. Management entered into the agreement to expand and enhance the Company's existing banking activities in West Virginia.

Management will continue to grow into new markets by establishing three Superbanks in Wal-Mart stores. Two branches will be located in West Virginia, one in Huntington and one in South Charleston. The third branch will be located in South Point, Ohio.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $35,212 or 7.9% to reach $482,660 at June 30, 1999. The contributing factor to this growth in assets was from loans which grew $33,530. Loans were funded by growth in deposits of $44,753 or 13.7%, of which a portion was used to reduce borrowed funds and securities sold under agreements to repurchase which are collectively down $12,143.

For the first half of 1999, loan growth was led by real estate mortgages expanding $17,937 or 11.0%. The Company has generated a large volume of new residential loans as well as refinances. Almost half of the growth has occurred in Pike and Franklin counties in Ohio and Mason county in West Virginia. These counties represent newer markets for the Company. For the same time period, commercial loans expanded $14,707 or 15.3%, with the Columbus, Ohio market generating a large portion of this growth. The Company has had a branch in Columbus since 1997. Consumer loans are up slightly for the first six months of 1999. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values and a comprehensive analysis of the allowance for loan and lease loss which is performed on a quarterly basis. As a percentage of total loans, the allowance for loan losses at June 30, 1999 was 1.23%, unchanged from December 31, 1998.

Total deposit growth was led by time deposits increasing $31,453 or 17.4% followed by savings and interest-bearing demand deposits increasing $15,878 or 15.7%. Noninterest-bearing demand deposits are down $2,578. During the first half of 1999, management generated deposit growth through more aggressive pricing on certificates of deposit, especially in new markets. Additionally, management has been successful in generating new deposits with the Company's Gold Club account which offers a NOW account combined with other banking benefits. Management utilized the deposit growth to fund the strong loan growth and to reduce borrowed funds.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $4,097 from December 31, 1998. The decrease occurred primarily in overnight borrowings. Furthermore, securities sold under agreements to repurchase are down $8,046 from December 31, 1998.

Total shareholders' equity at June 30, 1999 of $41,797 was 2.7% greater than the balance of $40,680 on December 31, 1998. Contributing to this increase was year-to-date income of $2,173 and proceeds from the issuance of common stock through the dividend reinvestment plan of $301 less cash dividends paid of $889, or $.25 per share adjusted for the stock split. The cash dividend represents 40.9% of the year-to-date income. Management's decision to effect a five for four stock split was generated by a desire to make the Company's common stock more accessible to the smaller investor.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,141 for the second quarter and $2,173 for the first six months of 1999, up 14.8% and 10.8%, compared to $994 and $1,961 for the same periods in 1998. Comparing year-to-date June 30, 1999 to June 30, 1998, return on assets decreased from 1.02% to .93% and return on equity increased from 10.51% to 10.61%. Second quarter earnings per share, adjusted for the stock split, was $.33 per share, up 17.9% over last year's $.28 per share and for the first six months of 1999, earnings per share was $.62 per share, up 9.7% over 1998's $.56. The primary contributor to the gain in net income was net interest income which exceeded the year-to-date and second quarter of last year by $1,015 or 10.8 % and $452 or 9.2%. The increase in net interest income was primarily due to the growth in earning assets of $35,697 from December 31, 1998. Net interest income was negatively impacted in the first six months of 1999 by a decline in the net interest margin resulting from a decrease in interest rates during the fourth quarter of 1998.

The gain in net interest income was partially offset by net noninterest expense increasing $618 or 10.7% for the first six months and increasing $236 or 8.0% for the second quarter in 1999 compared to the same periods in 1998. Total other income increased $309 or 30.6% for the first six months and $233 or 46.0% for the second quarter in 1999 compared to the same periods in 1998. Contributing to the gain was service charge income, impacted by the growth in deposit account volume, which contributed an additional $130 and $75 in the year-to-date and second quarter periods as compared to 1998. Total other expense increased $927 or 13.7% for the first six months and $469 or 13.6% for the second quarter in 1999 compared to the same periods in 1998. Contributing the most to this increase was salary and employee benefits, which are up $528 over the first six months of 1998 and are up $275 over the second quarter of 1998. This growth can be attributed to the continuing establishment of additional offices and growth in assets which require more people to service. As a result, the number of full-time equivalent employees increased by 42 from June 30, 1998 to June 30, 1999. Additionally, the Company awarded annual merit increases. The growth in operations coupled with the investment in processing technology provided for the increase in occupancy expense and furniture and equipment expense. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses.

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

The awareness and assessment phases of the Company's Year 2000 effort are complete. Management estimates that 90% of renovations have been completed. Ninety percent of the Company's testing has been completed. Management planned to have all renovations and testing completed by June 30, 1999, but has extended the deadline to September 30, 1999 to allow testing for Loan Central to be completed. Management anticipates a total compliance cost of less than $100,000 and therefore such costs will not materially effect the Company's results of operations, liquidity and capital resources.

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

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                         Company Ratios               Regulatory
                                 June 30, 1999    December 31, 1998     Minimum
                              ------------------ -------------------  ----------

Tier 1 risk-based capital             11.9%             12.6%             4.00%
Total risk-based capital ratio        13.2%             13.8%             8.00%
Leverage ratio                         9.6%              9.3%             4.00%

Cash dividends paid of $889 for the first six months of 1999 represents a 20.0% increase over the cash dividends paid during the same period in 1998. The increase in cash dividends paid is due to the additional shares outstanding during 1999 which were not outstanding during 1998 and to the increase in the dividend paid per share. At June 30, 1999, approximately 71% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management has utilized reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, securities available-for-sale and held-to-maturity securities maturing within one year of $71,178 represented 14.7% of total assets at June 30, 1999. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 1999, the Bank could borrow an additional $51 million from the Federal Home Loan Bank. Management also expects approximately $25 million in additional deposits upon the acquisition of two West Virginia branches of Huntington National Bank expected to be completed in the third quarter of 1999. The Company experienced a decrease of $564 in cash and cash equivalents for the six months ended June 30, 1999. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

CONCENTRATION OF CREDIT RISK

The Company maintains a diversified credit portfolio, with real estate loans comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's 1998 annual report and Form 10-K provide information about the management of interest rate risk.
The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                                            As of June 30, 1999
                                                        Principal Amount Maturing in:
(dollars in thousands)                                                                    There-           Fair Value
                                         1999      2000      2001      2002      2003     after    Total    06/30/99
Rate-Sensitive Assets:
Fixed interest rate loans             $  6,653  $  6,239  $ 12,096  $ 18,175  $ 18,250  $162,512  $223,925  $228,515
Average interest rate                    9.51%    11.96%    12.40%    11.38%    10.32%     8.23%     9.02%

Variable interest rate loans          $ 36,261  $  3,526  $  4,658  $  4,707  $  3,227  $104,356  $156,735  $156,970
Average interest rate                    9.52%    10.77%     9.25%     8.60%     8.16%     7.84%     8.36%

Fixed interest rate securities        $  9,216  $  8,329  $ 10,301  $ 11,359  $ 16,385  $ 17,876  $ 73,466  $ 73,536
Average interest rate                    7.11%     6.45%     6.40%     6.24%     6.20%     6.89%     6.54%

Other interest-bearing assets         $  2,059                                                    $  2,059  $  2,059
Average interest rate                    4.59%                                                       4.59%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  5,206  $  4,963  $  3,986  $  3,507  $  3,086  $ 22,635  $ 43,383  $ 43,383

Savings & Interest-bearing checking   $ 17,365  $ 14,266  $ 11,797  $  9,819  $  8,226  $ 55,322  $116,795  $116,795
Average interest rate                    2.85%     2.91%     2.96%     3.02%     3.07%     3.38%     3.15%

Time deposits                          $77,584  $102,551  $ 13,877  $  5,706  $ 10,389  $  1,785  $211,892  $212,845
Average interest rate                    5.28%     5.41%     5.57%     6.00%     6.02%     6.76%     5.43%

Fixed interest rate borrowings        $  2,501  $ 14,989  $  4,439  $  5,336  $  3,098  $ 10,283  $ 40,646  $ 40,691
Average interest rate                    5.51%     5.36%     5.55%     5.42%     5.71%     5.36%     5.42%

Variable interest rate borrowings     $ 22,020                                                    $ 22,020  $ 22,020
Average interest rate                    4.41%                                                       4.33%

                                                                            15

                            OHIO VALLEY BANC CORP
                           Part II - Other Information

Item 1 - Legal Proceedings
--------------------------
  None

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Ohio Valley Banc Corp. held its Annual Meeting of Shareholders on April 7, 1999, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, James L. Dailey, Phil A. Bowman and W. Lowell Call were nominated for reelection and were reelected. The summary of voting of the 2,825,436 shares outstanding were as follows:

Director Candidates           Shares voted:       For       Against      Abstain
-------------------                            ---------    -------      -------
James L. Dailey                                2,224,336      2,110        2,470
Phil A. Bowman                                 2,226,444          2        2,470
W. Lowell Call                                 2,226,446                   2,470

Proposal to increase the number of
authorized shares from 5,000,000 to
10,000,000                                     2,212,633     13,015        3,268

596,520 shares were not voted.

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


    Date  August 13, 1999          /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  August 13, 1999          /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer