Form 10-Q
period 1999-09-30
OHIO VALLEY BANC CORP
filed 1999-11-12
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  SEPTEMBER 30, 1999


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

       Common stock, $1.00 stated value          Outstanding at October 29, 1999
                                                 3,525,754 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1999



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

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   September 30,
                                                       1999        December 31,
                                                    (unaudited)        1998
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    14,616     $    12,342
Federal funds sold                                       5,975             375
                                                   ------------    ------------
     Total cash and cash equivalents                    20,591          12,717
Interest-bearing balances with banks                       494             795
Securities available-for-sale                           57,134          26,255
Securities held-to-maturity                             16,950          45,369
Total loans                                            398,067         347,130
Allowance for loan losses                               (4,880)         (4,277)
                                                   ------------    ------------
     Net loans                                         393,187         342,853
Premises and equipment, net                              9,990           8,360
Accrued interest receivable                              3,126           2,723
Intangible assets                                        1,636
Other assets                                             9,434           8,376
                                                   ------------    ------------
          Total assets                             $   512,542     $   447,448
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    46,161     $    45,961
Interest-bearing deposits                              351,084         281,356
                                                   ------------    ------------
     Total deposits                                    397,245         327,317
Securities sold under agreements to repurchase          13,216          19,066
Other borrowed funds                                    50,988          55,743
Accrued liabilities                                      8,903           4,642
                                                   ------------    ------------
          Total liabilities                            470,352         406,768
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
   shares authorized; 3,531,343 shares issued and
   3,525,754 shares outstanding at September 30,
   1999 and 2,818,413 shares issued and outstanding
   at December 31, 1998)                                 3,531           2,818
Surplus                                                 27,893          27,598
Retained earnings                                       10,963           9,797
Net unrealized gain (loss) on available-for-sale
   securities                                               (8)            467
Treasury stock (5,589 shares, at cost)                    (189)
                                                   ------------    ------------
   Total shareholders' equity                           42,190          40,680
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   512,542     $   447,448
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share data)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
Interest income:
   Interest and fees on loans           $ 9,097    $ 7,753    $26,194    $22,349
   Interest on taxable securities           813        847      2,366      2,428
   Interest on nontaxable securities        211        213        625        579
   Dividends                                 74         62        217        182
   Other interest                            19        106        139        344
                                       --------   --------   --------   --------
         Total interest income           10,214      8,981     29,541     25,882

Interest expense:
   Interest on deposits                   3,933      3,405     11,359     10,049
   Interest on repurchase agreements        132        226        339        494
   Interest on other borrowed funds         700        396      2,001      1,007
                                       --------   --------   --------   --------
        Total interest expense            4,765      4,027     13,699     11,550
                                       --------   --------   --------   --------

Net interest income                       5,449      4,954     15,842     14,332
Provision for loan losses                   438        491      1,442      1,383
                                       --------   --------   --------   --------
Net interest income after provision       5,011      4,463     14,400     12,949

Other income:
   Service charges on deposit accounts      328        254        883        679
   Trust division income                     57         54        172        160
   Other operating income                   273        255        858        733
   Net realized gain (loss) on sale
     of available-for-sale securities                              63
                                       --------   --------   --------   --------
        Total other income                  658        563      1,976      1,572

Other expense:
   Salaries and employee benefits         2,380      2,042      6,711      5,845
   Occupancy expense                        253        216        736        528
   Furniture and equipment expense          292        245        797        650
   Data processing expense                  117         98        329        305
   Other operating expense                1,108      1,050      3,272      3,091
                                       --------   --------   --------   --------
        Total other expense               4,150      3,651     11,845     10,419
                                       --------   --------   --------   --------

Income before income taxes                1,519      1,375      4,531      4,102
Provision for income taxes                  422        371      1,260      1,137
                                       --------   --------   --------   --------
NET INCOME                              $ 1,097    $ 1,004    $ 3,271    $ 2,965
                                       ========   ========   ========   ========

Earnings per share                     $   0.31    $  0.29    $  0.93    $  0.85
                                       ========   ========   ========   ========



               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 (dollars in thousands, except per share data)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------

Balance at beginning of period          $41,797    $38,789    $40,680    $36,834

Comprehensive income:
  Net income                              1,097      1,004      3,271      2,965
  Net change in unrealized gain on
    available-for-sale securities          (21)        185      (475)        175
                                       --------   --------   --------   --------
      Total comprehensive income          1,076      1,189      2,796      3,140

Proceeds from issuance of common
  stock through the dividend
  reinvestment plan                                    387        301      1,139

Cash paid in lieu of fractional shares
  in stock split                                                 (15)        (7)

Cash dividends                            (494)      (382)    (1,383)    (1,123)

Shares acquired for treasury              (189)                 (189)
                                       --------   --------   --------   --------

Balance at end of period                $42,190    $39,983    $42,190    $39,983
                                       ========   ========   ========   ========


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (dollars in thousands, except per share data)

                                                Nine months ended September 30,
                                                   1999                1998
                                               ------------        ------------

Net cash from operating activities             $      7,118        $      6,337

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   6,730               7,000
   Purchases of securities available-
      for-sale                                      (10,494)               (999)
   Proceeds from maturities of
      securities held-to-maturity                     1,874              12,034
   Purchase of securities held-to-maturity           (1,310)            (17,749)
   Proceeds from sale of equity securities               64
   Change in interest-bearing deposits
      in other banks                                    301                 (23)
   Net increase in loans                            (51,776)            (42,323)
   Purchase of premises and equipment, net           (2,450)             (1,743)
   Purchases of insurance contracts                    (220)               (580)
                                               ------------        ------------
        Net cash from investing activities          (57,281)            (44,383)

Financing activities
   Change in deposits                                69,928              14,609
   Cash dividends                                    (1,383)             (1,123)
   Cash paid in lieu of fractional shares
      in stock split                                    (15)                 (7)
   Proceeds from issuance of common stock               301               1,139
   Purchases of treasury stock                         (189)
   Change in securities sold under
      agreements to repurchase                       (5,850)              8,780
   Proceeds from long-term borrowings                 4,500              20,164
   Repayment of long-term borrowings                 (3,737)             (8,354)
   Change in other short-term borrowings             (5,518)              3,690
                                               ------------        ------------
        Net cash from financing activities           58,037              38,898
                                               ------------        ------------

Change in cash and cash equivalents                   7,874                 852
Cash and cash equivalents at beginning
   of year                                           12,717               7,806
                                               ------------       -------------
Cash and cash equivalents at September 30,     $     20,591       $       8,658
                                               ============       =============



               See notes to the consolidated financial statements.

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at September 30, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the nine months ended September 30, 1999 and 1998, Ohio Valley Banc Corp. paid interest in the amount of 12,992 and $11,404, respectively. For the nine months ended September 30, 1999 and 1998, Ohio Valley Banc Corp. paid income taxes of $1,505 and $1,292, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the nine months ended September 30, 1999 and 1998, weighted average shares outstanding were 3,529,410 and 3,497,233, respectively. On April 7, 1999, the Board of Directors declared a five for four stock split, effected in the form of a stock dividend, to shareholders of record on April 19, 1999. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

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



                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                           September 30, 1999
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $     11,293   $       86                $     11,379
U.S. Government agency
   securities                   39,400           50   $     (327)        39,123
Mortgage-backed securities       2,370                       (87)         2,283
Marketable equity
   securities                    4,083          266                       4,349
                          ------------   ----------   ----------   ------------
     Total securities     $     57,146   $      402   $     (414)  $     57,134
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $     16,619   $      240   $     (166)   $    16,693
Mortgage-backed securities         331            1          (23)           309
                          ------------   ----------   ----------   ------------
     Total securities     $     16,950   $      241   $     (189)   $    17,002
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
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      7,806   $      7,844   $      2,098   $      2,103
 Due in one to
   five years                42,887         42,658          7,689          7,835
 Due in five to
   ten years                                                4,443          4,484
 Due after ten years                                        2,389          2,270
 Mortgage-backed sec.         2,370          2,283            331            310
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     53,063   $     52,785   $     16,950   $     17,002
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. Net gains on the sale of equity securities during the first nine months of 1999 were $63. There were no sales of debt securities during the first nine months of 1999 and no sales of debt and equity securities during the first nine months of 1998.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                    September 30,   December 31,
                                                        1999            1998
                                                    ------------    ------------
Real estate loans                                   $    192,852    $    163,650
Commercial and industrial loans                          116,921          96,116
Consumer loans                                            87,137          85,664
Other loans                                                1,157           1,700
                                                    ------------    ------------
                                                    $    398,067    $    347,130
                                                    ============    ============

At September 30, 1999 and December 31, 1998, loans on nonaccrual status were approximately $2,046 and $981, respectively. Loans past due more than 90 days and still accruing at September 30, 1999 and December 31, 1998 were $3,015 and $2,106, respectively. Other real estate owned at September 30, 1999 and December 31, 1998 was unchanged at $31 .
                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30 is as follows:
                                                      1999             1998
                                                  ------------     ------------

    Balance - January 1,                          $      4,277     $      3,290
    Loans charged off:
         Real estate                                        28               97
         Commercial                                        113               88
         Consumer                                          878            1,011
                                                  ------------     ------------
              Total loans charged off                    1,019            1,196
    Recoveries of loans:
         Real estate                                        15               40
         Commercial                                          4               46
         Consumer                                          161              122
                                                  ------------      -----------
              Total recoveries                             180              208

    Net loan charge-offs                                  (839)            (988)

    Provision charged to operations                      1,442            1,383
                                                  ------------     ------------
    Balance - September 30,                       $      4,880     $      3,685
                                                  ============     ============

Information regarding impaired loans:              September 30,    December 31,
                                                       1999             1998
                                                   ------------     ------------

Balance of impaired loans                          $        417     $        624
                                                   ============     ============
Portion of impaired loan balance for which an
  allowance for credit losses is allocated         $        417     $        624
                                                   ============     ============
Portion of allowance for loan losses
  allocated to the impaired loan balance           $        200     $        275
                                                   ============     ============
Average investment in impaired
  loans for the year                               $        417     $        632
                                                   ============     ============

Interest on impaired loans was not material for the periods ended September 30, 1999 and December 31, 1998.




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the Mason and Kanawha counties of West Virginia.
Approximately 7.11% of total loans were unsecured at September 30, 1999 as compared to 8.04% at December 31, 1998.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 1999, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $57,637 as compared to $46,106 at December 31, 1998.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 1999 and December 31, 1998 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes. Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $57,749 and $3,824 at September 30, 1999. Fixed rate FHLB advances of $36,000 mature through 2008 and have interest rates ranging from 4.88% to 6.15%. In addition, variable rate FHLB borrowings represent $2,500.

Promissory notes, issued primarily by the parent company, have fixed rates of 5.25% to 7.00% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled  principal  payments over the next five years are to be:

                    FHLB borrowings     Promissory notes    FRB Notes
                    ---------------     ----------------    ---------
     1999           $           102     $          1,568    $   8,500
     2000                    14,119                2,402
     2001                     5,615                   13
     2002                     5,283                    5
     2003                     3,098
     Thereafter              10,283
                    ---------------     ----------------    ---------
                    $        38,500     $          3,988    $   8,500
                    ===============     ================    =========


                                   (Continued)

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at September 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the year-to-date and quarterly periods ending September 30, 1999, compared to the same periods in 1998. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

On May 3, 1999, the Company entered into a purchase agreement to acquire two West Virginia branches of Huntington National Bank. These offices are the Milton office, located at 280 East Main Street, Milton, and the Barboursville office, located in the Krogers Supermarket at 5636 U.S. Route 60 East, Barboursville. The purchase, having been approved by the appropriate regulatory authorities, was completed in the third quarter of 1999 and is expected to expand the Company's banking activities in West Virginia.

Management will continue to grow into new markets by establishing three Superbanks in Wal-Mart stores. Two branches will be located in West Virginia, one in Huntington and one in South Charleston. The third branch will be located in South Point, Ohio. Management expects these offices to commence operations in the fourth quarter of 1999.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $65,094 or 14.5% to reach $512,542 at September 30, 1999. The contributing factor to this growth in assets was from loans which grew $50,937. Loans were funded by growth in deposits of $69,928 or 21.4%, of which a portion was used to reduce borrowed funds and securities sold under agreements to repurchase which are collectively down $10,605.

During the first nine months of 1999, loan growth was led by real estate mortgages expanding $29,202 or 17.8%. The Company has generated a large volume of new residential loans as well as refinances. Almost half of the growth has occurred in Pike and Franklin counties in Ohio and Mason county in West Virginia. These counties represent newer markets for the Company. Management expects continued loan growth from these locations as well as from the newer markets entered into during 1999. For the same time period, commercial loans expanded $20,805 or 21.6%, with the Columbus, Ohio market generating a large portion of this growth. The Company has had a branch in Columbus since 1997.

Consumer loans are up slightly for the first nine months of 1999. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future. While nonperforming loan balances have increased from December 31, 1998, management believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values as well as a higher relative volume of real estate mortgages. A comprehensive analysis of the allowance for loan and lease loss is performed on a quarterly basis to ensure its adequacy. As a percentage of total loans, the allowance for loan losses at September 30, 1999 was 1.23%, unchanged from December 31, 1998.

In the third quarter of 1999, the purchase of two West Virginia branches allowed the Company to acquire $13,300 in time deposits, $6,500 in savings and interest-bearing demand deposits as well as $1,800 in noninterest-bearing demand deposits. The premium paid on these acquired deposits totaled $1,600. The acquisition not only allowed the Company to enter two new markets but also helped contribute to the total deposit growth that was led by time deposits increasing $38,983 or 21.6% followed by savings and interest-bearing demand deposits increasing $30,745 or 30.5%. Noninterest-bearing demand deposits were up slightly during the first nine months of 1999. Additionally, management has been successful in generating new deposits with the Company's Gold Club account which offers a NOW account combined with other banking benefits. Management utilized the deposit growth to fund the strong loan growth and to reduce borrowed funds. The new office locations will assist in generating deposits to fund the Company's expected loan growth.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $4,755 from December 31, 1998. The decrease occurred primarily in overnight borrowings. Furthermore, securities sold under agreements to repurchase are down $5,850 from December 31, 1998.

Total shareholders' equity at September 30, 1999 of $42,190 was 3.7% greater than the balance of $40,680 on December 31, 1998. Contributing to this increase was year-to-date income of $3,271 and proceeds from the issuance of common stock through the dividend reinvestment plan of $301 less cash dividends paid of $1,383, or $.39 per share adjusted for the stock split. The cash dividend represents 42.3% of the year-to-date income. Management's decision to effect a five for four stock split was generated by a desire to make the Company's common stock more accessible to the smaller investor.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,097 for the third quarter and $3,271 for the first nine months of 1999, up 9.3% and 10.3%, compared to $1,004 and $2,965 for the same periods in 1998. Comparing year-to-date September 30, 1999 to September 30, 1998, return on assets decreased from .99% to .91% and return on equity increased from 10.39% to 10.54%. Third quarter earnings per share, adjusted for the stock split, was $.31 per share, up 6.9% over last year's $.29 per share and for the first nine months of 1999, earnings per share was $.93 per share, up 9.4% over 1998's $.85. The primary contributor to the gain in net income was net interest income which exceeded the year-to-date and third quarter of last year by $1,510 or 10.5 % and $495 or 10.0%. The increase in net interest income was primarily due to the growth in earning assets of $58,696 from December 31, 1998. Net interest income was negatively impacted in the first nine months of 1999 by a decline in the net interest margin resulting from a decrease in interest rates during the first quarter of 1999. The gain in net interest income was partially offset by net noninterest expense increasing $1,022 or 11.6% for the first nine months and increasing $404 or 13.1% for the third quarter in 1999 compared to the same periods in 1998. Total other income increased $404 or 25.7% for the first nine months and $95 or 16.9% for the third quarter in 1999 compared to the same periods in 1998. Contributing to the gain was service charge income, impacted by the growth in deposit account volume, which contributed an additional $204 and $74 in the year-to-date and third quarter periods as compared to 1998. Total other expense increased $1,426 or 13.7% for the first nine months and $499 or 13.7% for the third quarter in 1999 compared to the same periods in 1998. Contributing the most to this increase was salary and employee benefits, which are up $866 over the first nine months of 1998 and are up $338 over the third quarter of 1998. This growth can be attributed to the continuing establishment of additional offices and growth in assets which require more people to service. As a result, the number of full-time equivalent employees increased by 28 from September 30, 1998 to September 30, 1999. Additionally, the Company awarded annual merit increases. The growth in additional offices coupled with the investment in processing technology provided for the increase in occupancy expense and furniture and equipment expense. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses. Beginning the fourth quarter of 1999, management expects an annual increase of $120 to other operating expenses for the premium paid on the acquired deposits of two West Virginia branches to be amortized through 2011. Management believes these increases in operating expenses that are currently evident from the growth in additional offices are necessary for the long-term growth of the Company, where income from these newer markets is expected to increase.

In May of 1997, a six member committee was formed and charged with the responsibility of ensuring that the Company will be ready for the Year 2000 transition. This committee has conducted extensive inventories of the Company's computer software and hardware as well as other equipment that may be microchip dependent. The vendors associated with the aforementioned hardware and software were contacted to determine the product's Year 2000 readiness. A Year 2000 plan was developed which committed the Company to being Year 2000 compliant by December 31, 1998 and afforded the Company one full year to test all mission critical systems to verify their viability for the Year 2000 and beyond. The Company's core software applications, which process loans and deposits, were developed with the Year 2000 in mind. Nevertheless, in October 1998 the Company tested its core hardware and software applications. The review of the test results produced no Year 2000 problems.

The awareness, assessment and testing phases of the Company's Year 2000 effort are complete. Management anticipates a total compliance cost of less than $100,000 and therefore such costs will not materially effect the Company's results of operations, liquidity and capital resources.

The risks associated with the Company's Year 2000 compliance relate primarily to its relationships with critical business partners, which include service suppliers and customers, and their ability to effectively address Year 2000 issues. In an effort to mitigate such risk, the Company has attempted to assess the Year 2000 efforts and preparedness of our significant customers and service suppliers. The Company has formulated a Year 2000 contingency plan which was approved by the Company's Board of

Directors. The testing of this plan was completed in the fourth quarter of 1999.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                         Company Ratios             Regulatory
                            September 30, 1999   December 31, 1998    Minimum
                           --------------------  -----------------  -----------

Tier 1 risk-based capital          10.9%               12.6%            4.00%
Total risk-based capital ratio     12.1%               13.8%            8.00%
Leverage ratio                      8.2%                9.3%            4.00%

Cash dividends paid of $1,383 for the first nine months of 1999 represents a 23.2% increase over the cash dividends paid during the same period in 1998. The increase in cash dividends paid is due to the additional shares outstanding during 1999 which were not outstanding during 1998 and to the increase in the dividend paid per share. At September 30, 1999, approximately 73% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management has utilized reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $80,317 represented 15.7% of total assets at September 30, 1999. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 1999, the Bank could borrow an additional $55.5 million from the Federal Home Loan Bank. Management also acquired approximately $22 million in additional deposits from the purchase of two West Virginia branches of Huntington National Bank completed in the third quarter of 1999. The Company experienced an increase of $7,874 in cash and cash equivalents for the nine months ended September 30, 1999. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

                                                          As of September 30, 1999
                                                        Principal Amount Maturing in:
(dollars in thousands)                                                                    There-           Fair Value
                                         1999      2000      2001      2002      2003     after    Total    09/30/99
Rate-Sensitive Assets:
Fixed interest rate loans             $  5,749  $  6,091  $ 10,744  $ 17,078  $ 17,977  $185,054  $242,693  $246,940
Average interest rate                    9.57%    11.81%    12.57%    11.37%    10.45%     8.13%     8.85%

Variable interest rate loans          $ 33,738  $  6,141  $  4,467  $  4,127  $  3,272  $103,629  $155,374  $155,529
Average interest rate                    9.81%    10.10%     9.71%     8.99%     8.37%     7.89%     8.49%

Fixed interest rate securities        $  4,719  $  8,916  $ 10,293  $ 11,348  $ 19,472  $ 19,348  $ 74,096  $ 74,136
Average interest rate                    7.21%     6.52%     6.40%     6.19%     6.19%     6.90%     6.52%

Other interest-bearing assets         $    494                                                    $    494  $    494
Average interest rate                    5.28%                                                       5.28%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  5,539  $  5,281  $  4,241  $  3,732  $  3,284  $ 24,084  $ 46,161  $ 46,161

Savings & Interest-bearing checking   $ 18,595  $ 15,423  $ 12,876  $ 10,819  $  9,148  $ 64,802  $131,663  $131,663
Average interest rate                    2.92%     2.97%     3.03%     3.09%     3.14%     3.42%     3.21%

Time deposits                          $41,074  $125,719  $ 32,237  $  7,832  $ 10,531  $  2,028  $219,421  $219,970
Average interest rate                    5.14%     5.36%     5.50%     5.84%     6.02%     6.60%     5.40%

Fixed interest rate borrowings        $  1,700  $ 15,259  $  4,365  $  5,283  $  3,098  $ 10,283  $ 39,988  $ 40,188
Average interest rate                    5.62%     5.37%     5.56%     5.42%     5.71%     5.36%     5.43%

Variable interest rate borrowings     $ 24,216                                                    $ 24,216  $ 24,216
Average interest rate                    4.73%                                                       4.73%

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

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
A.   Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B.   No Form 8-K was filed for the quarter ending September 30, 1999.


                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  November 12, 1999          /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman and Chief Executive Officer


    Date  November 12, 1999          /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President, Chief Operating Officer
                                   and Treasurer