Form 10-K
period 1999-12-31
OHIO VALLEY BANC CORP
filed 2000-03-30
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 1999

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000: $102,245,888

           The number of common shares of the registrant outstanding as of February 29, 2000: 3,542,987 common shares.

Exhibit Index begins on page 20.                             Page 1 of 68 pages.

                             Ohio Valley Banc Corp.
                                    Form l0-K
                                December 31, 1999

     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1999 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
      Part II, Items 5, 6, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 2000 are incorporated by reference into Part III, Items 10, 11, 12 and 13.



     Contents of Form 10-K

PART I
     Item 1       Business                                                    3
     Item 2       Properties                                                 13
     Item 3       Legal Proceedings                                          15
     Item 4       Submission of Matters to a Vote of Security Holders        15

PART II
     Item 5       Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       15
     Item 6       Selected Financial Data                                    15
     Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       15
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                                15
     Item 8       Financial Statements and Supplementary Data                16
     Item 9       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       16

PART III
     Item 10      Directors and Executive Officers of the Registrant         16
     Item 11      Executive Compensation                                     17
     Item 12      Security Ownership of Certain Beneficial Owners and
                   Management                                                18
     Item 13      Certain Relationships and Related Transactions             18

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  18

SIGNATURES                                                                   19

EXHIBIT INDEX                                                                20

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

  Revenues from loans accounted for 82.38% in 1999, 80.50% in 1998 and 80.62% in 1997 of total consolidated revenues. Revenues from interest and dividends on securities accounted for 10.36%, 12.23% and 13.79% of total consolidated revenues in 1999, 1998 and 1997, respectively. The Bank presently has sixteen offices, all of which offer automatic teller machines. Seven of these offices also offer drive-up services. The Bank accounted for substantially all of the Registrant's consolidated assets at December 31, 1999.

  The banking business is highly competitive. The market area for the Bank and Jackson is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are becoming increasingly visible. With the formation of Loan Central, the Registrant is better able to compete in Gallia, Jackson and Pike County by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in Lawrence County which is outside the Bank's primary market area. In addition, the acquisition of Jackson has expanded the Registrant's market share in Jackson County by enhancing bank activities.
The principal methods of competition are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The business of the Registrant and its subsidiaries is not seasonal, nor is it dependent upon a single or small group of customers.

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

  The Bank expanded its operations in December 1996 by introducing a supermarket branch in the Bank's existing market area of Gallia County to further enhance the Bank's customer service through extended hours and convenience. In January 1997, another branch was opened in Columbus, Ohio (Franklin County) which represented a new market area for the Bank. The Bank also converted its loan origination office in Point Pleasant, West Virginia to a full-service branch providing greater access to its current and future customers. The Bank continued this growth in 1998 by opening three additional SuperBank branches, two of which are located within Wal-Mart stores in Gallipolis, Ohio and Cross Lanes, West Virginia (Kanawha County), and the third branch located within a supermarket in Pomeroy, Ohio (Meigs County). In December 1998, the Registrant acquired Jackson, conducting business with one office in Jackson, Ohio, to further enhance banking activities in Jackson County. The expansion into newer market areas continued in 1999 with the acquisition of two Huntington National Bank (HNB) branches in Milton and Barboursville, West Virginia (Cabell County), with the Milton office offering a traditional-style service and the Barboursville office representing a SuperBank facility. The Bank continued its growth by adding two additional SuperBanks in South Charleston, West Virginia (Kanawha County) and South Point, Ohio (Lawrence County). To expand on Loan Central's success, a fourth office located in Waverly, Ohio (Pike County) opened for business in early 1999. To further strengthen its presence in the growing I-64 corridor of western West Virginia, the Bank's eighth SuperBank facility in Huntington (Cabell County) is expected to commence operations in the second quarter of 2000.

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

  In November of 1999, the Gramm-Leach-Bliley, or Financial Services Modernization Act was enacted, amending the Bank Holding Company Act of 1956, modernizing the laws governing the financial services industry. This Act contains a variety of provisions of benefit to the banking industry, including language which greatly expands the powers of banks and bank holding companies by authorizing a bank holding company to affiliate with any financial company and cross-sell an affiliate's products, thus allowing such a company to offer its customers any financial product or service. The Act expands the number of permissible activities to include a wide variety of financial activities; any activity in the future not already included in the list that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve determines complementary to a financial activity and which does not pose a substantial safety and soundness risk. In addition, the Act fully closes the unitary thrift loophole which permits commercial companies to own and operate thrifts, reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding and protects banks from discriminatory state insurance regulation. The Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

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

  Because BIF became fully funded, BIF assessments for healthy commercial banks were reduced to $0 per year during 1999. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks during 2000 will be $0.021 per $100 in deposits. Based upon their level of deposits at December 31, 1999, the projected BIF assessments for the Bank and Jackson would be $82,698 and $3,232, respectively for 2000.

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

                                Other Information

  Management anticipates no material effect upon the capital expenditures, earnings and competitive position of the Registrant or its subsidiaries by reason of any laws regulating or protecting the environment. The Registrant believes that the nature of the operations of the subsidiaries has little, if any, environmental impact. The Registrant, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the foreseeable future. The subsidiaries may be required to make capital expenditures related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable. Neither the Registrant nor its subsidiaries have any material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities and no employees are engaged full-time in research activities. As of December 31, 1999, the Registrant and its subsidiaries employed 254 persons full-time and 25 persons part-time. Management considers its relationship with its employees to be good.

  Financial Information About Foreign and Domestic Operations and Export Sales

  The Registrant's subsidiaries do not have any offices located in a foreign country and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure

  The following section contains certain financial disclosures relating to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1999 Annual Report to Shareholders which are hereby incorporated herein by reference.

                             Ohio Valley Banc Corp.
                             Statistical Information

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 1999, 1998 and 1997 are included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1999, 1998 and 1997 are included in Table II - "Rate Volume Analysis of Changes in Interest Income & Expense", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

  Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate/Volume Variance - Change in volume multiplied by the change in rate.

                             Ohio Valley Banc Corp.
                             Statistical Information

II.      SECURITIES

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)                1999      1998      1997
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Treasury securities ..........  $  7,510  $ 18,143  $ 27,446
       U.S. Government agency securities..    41,522     4,114     2,062
       Mortgage-backed securities.........     2,189
       Marketable equity securities.......     4,150     3,998     3,861
                                            --------- --------- ---------
        Total securities available-for-sale $ 55,371  $ 26,255  $ 33,369
                                            ========= ========= =========
    Securities Held-to-Maturity

       U.S. Treasury securities...........            $    100
       U.S. Government agency securities..              27,693  $ 24,509
       Obligations of states and
         political subdivisions...........  $ 15,690    17,195    13,935
       Corporate obligations..............                           503
       Mortgage-backed securities.........       319       381       472
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 16,009  $ 45,369  $ 39,419
                                            ========= ========= =========

B. Information required by this item is included in Table III - "Securities", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this item 1 by reference.

C.  Excluding   obligations  of  the  U.S.   Treasury  and  other  agencies  and
corporations of the U.S. Government, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of the Registrant.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(dollars in thousands)          1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----

    Real estate loans        $201,625  $163,650  $120,697  $112,635  $106,734
    Commercial loans          119,585    96,116    78,124    74,666    52,361
    Consumer loans             88,942    85,664    78,878    75,047    66,922
    All other loans             1,006     1,700     2,568     2,312     1,200
                             --------  --------  --------  --------  --------
                             $411,158  $347,130  $280,267  $264,660  $227,217
                             ========  ========  ========  ========  ========

                             Ohio Valley Banc Corp.
                             Statistical Information

B.  Maturities  and  Sensitivities  of  Loans to  Changes  in  Interest  Rates -
Information required by this item is included in table VII - "Maturity and Repricing Data of Loans", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C.1. Risk Elements - Information required by this item is included in Table VI - "Summary of Nonperforming and Past Due Loans", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

2. Potential Problem Loans - At December 31, 1999, there are approximately $600,000 of loans, which are not included in Table VI - "Summary of Nonperforming and Past Due Loans" within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3. Foreign Outstandings - There were no foreign outstandings at December 31, 1999, 1998, or 1997.

4. Loan Concentrations - As of December 31, 1999, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III (A) above. Also refer to the Consolidated Financial Statements regarding concentrations of credit found within Note A of the Notes to the Consolidated Financial Statements of the Registrant's 1999 Annual Report to Shareholders incorporated herein by reference.

5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 1999, there were no other interest-bearing assets that would be required to be disclosed under Item III
(C) if such assets were loans. At December 31, 1999, other real estate owned totaled $30,000.

                             Ohio Valley Banc Corp.
                             Statistical Information

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the years ended December 31:

    (dollars in thousands)        1999      1998      1997      1996      1995
                                  ----      ----      ----      ----      ----

Balance, beginning of year....  $4,277    $3,390    $3,180    $2,481    $2,261

Loans charged-off:
    Real estate...............      41       110        39         5        32
    Commercial................     454       130       215        78       182
    Consumer..................   1,298     1,433       961       673       304
                              --------  --------  --------  --------  --------
   Total loans charged-off       1,793     1,673     1,215       756       518

Recoveries of loans:
    Real estate...............      13        40         1
    Commercial................      23        47        41        73        57
    Consumer..................     232       178       138        54        47
                              --------  --------  --------  --------  --------
    Total recoveries of loans      268       265       180       127       104

Net loan charge-offs..........  (1,525)   (1,408)   (1,035)     (629)     (414)

Provision charged to operations  2,303     2,295     1,245     1,328       634
                              --------  --------  --------  --------  --------
Balance, end of year..........  $5,055    $4,277    $3,390    $3,180    $2,481
                              ========  ========  ========  ========  ========

     Ratio of Net  Charge-offs  to Average Loans - Information  required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference. In addition, attention is directed to the caption "Loans" within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

V.       DEPOSITS

A. & B. Deposit Summary - Information required by this item is included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

                             Ohio Valley Banc Corp.
                             Statistical Information

C. & E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 1999, 1998, or 1997.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the period ended December 31, 1999:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
      (dollars in thousands)           or less   6 months   12 months  12 months
                                      ---------  ---------  ---------  ---------

Certificates of deposit of
$100,000 or greater..................  $ 13,825   $ 20,103   $ 21,292   $ 15,363
Other time deposits of
$100,000 or greater..................       877        670      1,092      3,698
                                      ---------  ---------  ---------  ---------
Total time deposits of
$100,000 or greater..................  $ 14,702   $ 20,773   $ 22,384   $ 19,061
                                      =========  =========  =========  =========

VI.      RETURN ON EQUITY AND ASSETS

                  Information required by this section is included in Table IX - "Key Ratios", within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated into this
Item 1 by reference.

VII.     SHORT-TERM BORROWINGS

     The following schedule is a summary of securities sold under agreements to repurchase at December 31:

         (dollars in thousands)                    1999      1998      1997
                                                 --------  --------  --------
    Balance outstanding at period-end........... $ 16,788  $ 19,066  $ 12,831
                                                 --------  --------  --------
    Weighted average interest rate at period-end    4.54%     3.96%     3.95%
                                                 --------  --------  --------
    Average amount outstanding during year...... $ 13,961  $ 18,148  $ 11,352
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year..........................    3.65%     3.77%     3.83%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end................................ $ 16,788  $ 25,112  $ 16,768
                                                 --------  --------  --------

ITEM 2 - PROPERTIES

  The Registrant owns no material physical properties except through the Bank. The Bank conducts its operations from its main office building at 420 Third Avenue, in Gallipolis, Ohio 45631. The main office building, Trust/Operations Center and six of the fifteen branch facilities are owned by the Bank.

 The Bank has fifteen branch offices. A summary of these properties are as follows:

 1) Mini-Bank Office            437 Fourth Avenue, Gallipolis, OH 45631
 2) Jackson Pike Office         3035 State Route 160, Gallipolis, OH 45631
 3) Rio Grande Office           416 West College Avenue, Rio Grande, OH 45674
 4) Jackson Office              738 East Main Street, Jackson, OH 45640
 5) Waverly Office              507 W. Emmitt Avenue, Waverly, OH 45690
 6) Columbus Office             3700 South High Street, Columbus, OH 43207
 7) Point Pleasant Office       328 Viand Street, Point Pleasant, WV 25550
 8) SuperBank-Gallipolis Office 236 Second Avenue, Gallipolis, OH 45631
 9) SuperBank-Pomeroy Office    700 West Main Street, Pomeroy, OH 45769
10) Wal-Mart Gallipolis Office  2145 Eastern Avenue,  Gallipolis,  OH 45631
11) Wal-Mart Cross Lanes Office 100 Nitro Marketplace, Cross Lanes, WV 25315
12) Wal-Mart Southridge Office  2700 Mountaineer Blvd., S. Charleston,  WV 25309
13) SuperBank-Pea Ridge Office  6360 US Rt. 60 East, Barboursville,  WV 25504
14) Milton Office               280 East Main Street, Milton,  WV 25541
15) Wal-Mart South Point Office US Rt. 52,  South Point, OH 45680

  The Columbus, Point Pleasant, SuperBank and Wal-Mart offices are all leased. The lease term for the Columbus facility is from July 14, 1999 to July 13, 2002, with a base rent of $8,010 per year. The Point Pleasant location has a lease term from July 1, 1997 to June 30, 2017, with a base rent of $30,000 per year. The lease term for the SuperBank-Gallipolis facility is from December 1, 1996 to November 30, 2001, with an option to renew for an additional five years. The base rent is $8,900 per year. The lease term for the SuperBank-Pomeroy facility is from August 1, 1998 to July 31, 2003, with a base rent of $13,000 per year. The lease term for the Wal-Mart Gallipolis location is from May 20, 1998 to May 19, 2003, with a base rent of $25,000 per year. The lease term for the Wal-Mart Cross Lanes location is from August 19, 1998 to August 18, 2003, with a base rent of $25,000 per year. The lease term for the Wal-Mart Southridge location is from August 27, 1999 to August 31, 2004, with a base rent of $32,000 per year. The lease term for the SuperBank-Pea Ridge facility is from September 30, 1999 to October 1, 2000, with a base rent of $24,000 per year. The lease term for the Wal-Mart South Point location is from November 4, 1999 to November 30, 2004, with a base rent of $25,000 per year.

  The Bank owns a facility at 143 Third Avenue, Gallipolis, Ohio used for additional office space. The Bank also owns a facility at 441 Second Avenue, Gallipolis, Ohio, which it leases to Caldwell Miller Financial Group, Inc. The primary lease term is from July 1, 1997 to June 30, 2002, with a base rent of $13,800 per year.

  Loan Central leases four facilities used as consumer finance offices with one facility being located at 2145-E Eastern Avenue, Gallipolis, Ohio 45631; a second facility being located at 348 County Road 410, Suite 3, South Point, Ohio 45680; a third facility being located at 323 East Broadway Street, Jackson, Ohio 45640; and a fourth facility being located at 505 West Emmitt Avenue, Suite 3, Waverly, Ohio 45690. The lease term for the Gallipolis office is from February 1, 1999 to February 1, 2004, with a base rent of $25,000 in year 1, $25,500 in year 2, $25,900 in year 3, $26,400 in year 4, and $26,800 in year 5. The lease term for the South Point office is from February 1, 1999 to February 1, 2004, with a base rent of $18,000 per year. The lease term for the Jackson office is from January 22, 1998 to January 21, 2001, with a base rent of $9,600 per year. The lease term for the Waverly office is from April 1, 1999 to April 1, 2004, with a base rent of $9,600 per year.

  Jackson leases its office located at 221 Main Street, Jackson, Ohio 45640. The lease term for this location is from July 1, 1999 to July 1, 2002, with a base rent of $5,400 per year.

  Management considers its properties to be satisfactory for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

  There are no material pending legal proceedings against the Registrant or its subsidiaries, other than ordinary litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no matter submitted during the fourth quarter of 1999 to a vote of security holders, by solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required under this item is located under the caption "Summary of Common Stock Data" in the Registrant's 1999 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within
Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and to Note O - "Regulatory Matters". All such information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

  The information required under this item is incorporated by reference to the information appearing under the caption "Selected Financial Data" of the Registrant's 1999 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Operations" appears within the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

  The information required under this item is included in Table VIII - "Rate Sensitivity Analysis" and the caption "Liquidity and Interest Rate Sensitivity" found within Management's Discussion and Analysis of Operations of the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Registrant's consolidated financial statements and related notes are listed below and incorporated herein by reference to the 1999 Annual Report to Shareholders. The "Report of Independent Auditors" and the supplementary "Summarized Quarterly Financial Information" specified by Item 302 of Regulation S-K appear within the 1999 Annual Report to Shareholders and are incorporated by reference.

  Consolidated Statements of Condition as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
  Consolidated  Statements of Changes in Shareholders'  Equity for the years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows for the years ended December 31, 1999,
    1998 and 1997
  Notes to the Consolidated Financial Statements
  Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No response required.

                                    PART III

  Information relating to the following items is included in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 12, 2000 ("2000 Proxy Statement") filed with the Commission and is incorporated by reference to the pages listed below into this Form 10-K Annual Report, provided, that neither the report on executive compensation nor the performance graph included in the Registrant's definitive proxy statement shall be deemed to be incorporated herein by reference.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to Executive Officers who are directors is incorporated by reference to the information appearing under the caption "Election of Directors" on page 4 of the Registrant's 2000 Proxy Statement. Executive officers not required to be disclosed in the Proxy Statement are presented in the table below. Executive officers serve at the pleasure of the Board of Directors.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

 Sue Ann Bostic, 58        Vice  President  of the  Registrant  beginning  1996,
                           Senior Vice  President,  Administrative  Group of the
                           Bank beginning 1996, Vice President, Support Services
                           Division of the Bank from 1993 to 1995.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Cherie A. Barr, 33         Vice  President  of the  Registrant  beginning  1998,
                           President  and  Secretary of Loan  Central  beginning
                           1999,  Senior Vice  President  and  Secretary of Loan
                           Central  beginning  1998,  Secretary  of Loan Central
                           beginning  1997,   Office  Manager  of  Loan  Central
                           beginning  1996,  Office  Manager,  American  General
                           Finance, Gallipolis, Ohio from 1994 to 1996.

Katrinka V. Hart, 41       Vice  President  of the  Registrant  beginning  1995,
                           Senior Vice President, Retail Bank Group of the Bank beginning 1995.

Charles C. Lanham, 71      Governmental   Relations   and   Secretary   of   the
                           Registrant beginning 1999, Governmental Relations and
                           Secretary of the Bank beginning 1999, Secretary and Director of Jackson beginning 1999, Senior Vice
                           President of the Registrant from 1997 to 1998, Executive Vice President of the Bank from 1997 to
                           1998,  Chairman  of Bank One,  Point  Pleasant,  West
                           Virginia, N.A. beginning 1995, President of Bank One,
                           Point Pleasant, West Virginia, N.A from 1993 to 1995.

Mario P. Liberatore, 54    Vice  President  of the  Registrant  beginning  1997,
                           Senior Vice  President,  West  Virginia Bank Group of
                           the Bank beginning 1997, President of Bank One, Point
                           Pleasant,   West  Virginia,   N.A.   beginning  1995,
                           Executive Vice President of Bank One, Point Pleasant,
                           West Virginia, N.A. from 1993 to 1995.

E. Richard Mahan, 54       Senior Vice  President  of the  Registrant  beginning
                           1999,  Executive Vice President of the Bank beginning
                           1999,  Vice President of the Registrant  from 1995 to
                           1998, Senior Vice President, Commercial Bank Group of the Bank from 1995 to 1998.

Larry E. Miller, II, 35    Senior Vice  President  of the  Registrant  beginning
                           1999,  Executive Vice President of the Bank beginning
                           1999,  Vice President of the Registrant  from 1995 to
                           1998, Senior Vice President, Financial Bank Group of the Bank from 1995 to 1998.

Harold A. Howe, 50         Vice  President  of the  Registrant  beginning  1998,
                           President of Jackson beginning 1994.

         Further discussion located at pages 5-6 of 2000 Proxy Statement. No facts exist which would require disclosure under Item 405 of
          Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION
         Discussion located at pages 7-8 of 2000 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
         Discussion located at pages 2-4 of 2000 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Discussion located at page 10 of 2000 Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

A. (1) Financial Statements
  The following consolidated financial statements of the Registrant appear in the 1999 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

Consolidated   Statements  of  Condition  as  of  December  31,  1999  and  1998
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997
Notes to the Consolidated Financial Statements
Report of Independent Auditors

 (2) Financial Statement Schedules

  Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

  Reference is made to the Exhibit Index which is found on page 20 of this Form 10-K.

B. Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO VALLEY BANC CORP.

Date:  March 30, 2000                   By /s/James L. Dailey
                                           -----------------------------
                                           James L. Dailey, Chairman and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

            Name                               Capacity
            ----                               --------

/s/James L. Dailey                      Chairman, Chief Executive
-----------------------------           Officer and Director
James L. Dailey

/s/Jeffrey E. Smith                     President, Chief Operating Officer,
-----------------------------           Treasurer and Director
Jeffrey E. Smith

/s/Charles C. Lanham                    Governmental Relations and
-----------------------------           Secretary
Charles C. Lanham

/s/Phil A. Bowman                       Director
-----------------------------
Phil A. Bowman

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

/s/Warren F. Sheets                     Director
-----------------------------
Warren F. Sheets

/s/Thomas E. Wiseman                    Director
-----------------------------
Thomas E. Wiseman

                                  EXHIBIT INDEX

   The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

    Exhibit Number                            Exhibit Description

         3a Amended Articles of Ohio Valley Banc Corp. (as filed with the Ohio Secretary of State on August 21, 1992) are incorporated herein by reference to Form 10-K filed for the fiscal year ending
                              December 31, 1997  [Exhibit  3a] filed  March  31,
                              1998.


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

         13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999. [Exhibit is being filed herewith] (Not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K.)

         21 Subsidiaries of the Registrant [Exhibit is being filed herewith.]

         23 Consent of Independent Accountant - Crowe, Chizek and Company LLP.[Exhibit is being filed herewith.]

         27                   Financial   Data   Schedule.   [Exhibit  is  filed
                              herewith.]