Form 10-Q
period 2000-03-31
OHIO VALLEY BANC CORP
filed 2000-05-15
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  MARCH 31, 2000


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

       Common stock, $1.00 stated value          Outstanding at April 28, 2000
                                                 3,511,187 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000



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

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)


                                                     March 31,     December 31,
                                                       2000            1999
                                                   (unaudited)
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    13,338     $    19,000
Federal funds sold                                      12,875
                                                   ------------    ------------
     Total cash and cash equivalents                    26,213          19,000
Interest-bearing balances with banks                       543             806
Securities available-for-sale                           56,491          55,371
Securities held-to-maturity, (Estimated fair
   value: $15,242 at March 31, 2000 and $15,892
   at December 31, 1999)                                15,360          16,009
Total loans                                            421,282         411,158
Allowance for loan losses                               (4,991)         (5,055)
                                                   ------------    ------------
     Net loans                                         416,291         406,103
Premises and equipment, net                             10,154           9,888
Accrued income receivable                                3,203           3,298
Intangible assets, net                                   1,494           1,412
Other assets                                            11,187          10,170
                                                   ------------    ------------
          Total assets                             $   540,936     $   522,057
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    48,586     $    46,444
Interest-bearing deposits                              381,193         358,887
                                                   ------------    ------------
     Total deposits                                    429,779         405,331
Securities sold under agreements to repurchase          14,291          16,788
Other borrowed funds                                    47,665          51,231
Accrued liabilities                                      6,351           5,999
                                                   ------------    ------------
          Total liabilities                            498,086         479,349
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
   shares authorized; 3,548,576 shares issued and
   3,537,687 shares outstanding at March 31, 2000
   and 3,548,572 shares issued and 3,542,983 shares
   outstanding at December 31, 1999)                     3,549           3,549
Surplus                                                 28,454          28,454
Retained earnings                                       12,047          11,491
Accumulated other comprehensive income, net of tax        (844)           (597)
Treasury stock (at cost, 10,889 shares in 2000
   and 5,589 shares in 1999)                              (356)           (189)
                                                  ------------    ------------
   Total shareholders' equity                           42,850          42,708
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   540,936     $   522,057
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share data)

                                               Three months ended March 31,
                                                 2000                1999
                                             ------------        ------------

Interest and dividend income:
   Interest and fees on loans                $      9,495        $      8,345
   Interest on taxable securities                     808                 767
   Interest on nontaxable securities                  193                 208
   Dividends                                           72                  68
   Other interest                                      84                  49
                                             ------------        ------------
         Total interest and dividend income        10,652               9,437

Interest expense:
   Interest on deposits                             4,631               3,580
   Interest on repurchase agreements                  150                  98
   Interest on other borrowed funds                   599                 698
                                             ------------        ------------
        Total interest expense                      5,380               4,376
                                             ------------        ------------

Net interest income                                 5,272               5,061
Provision for loan losses                             302                 448
                                             ------------        ------------
Net interest income after provision                 4,970               4,613

Other income:
   Service charges on deposit accounts                333                 256
   Trust division income                               53                  56
   Other operating income                             376                 266
                                             ------------        ------------
        Total other income                            762                 578

Other expense:
   Salaries and employee benefits                   2,371               2,139
   Occupancy expense                                  325                 230
   Furniture and equipment expense                    294                 230
   Data processing expense                             70                 104
   Other operating expense                          1,213               1,066
                                             ------------        ------------
        Total other expense                         4,273               3,769
                                             ------------        ------------

Income before taxes                                 1,459               1,422
Provision for income taxes                            407                 390
                                             ------------        ------------
NET INCOME                                   $      1,052        $      1,032
                                             ============        ============

Earnings per share                           $       0.30        $       0.29
                                             ============        ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 (dollars in thousands, except per share data)

                                               Three months ended March 31,
                                                 2000                1999
                                             ------------        ------------

Balance at beginning of period               $     42,708        $     40,680

Comprehensive income:
  Net income                                        1,052               1,032
  Net change in unrealized gain on
   available-for-sale securities                     (247)                (51)
                                             ------------        ------------
    Total comprehensive income                        805                 981

Proceeds from issuance of common
   stock through the dividend
   reinvestment plan, (4 in 2000
   and 7,023 in 1999)                                                     301

Cash dividends                                       (496)               (394)

Shares acquired for treasury, (5,300
   in 2000 and 0 in 1999)                            (167)
                                             ------------        ------------

Balance at end of period                     $     42,850        $     41,568
                                             ============        ============


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (dollars in thousands, except per share data)

                                                 Three months ended March 31,
                                                   2000                1999
                                               ------------        ------------

Net cash provided by operating activities      $      1,623        $      1,866

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   1,545               2,100
   Purchases of securities available-
      for-sale                                       (2,982)             (1,763)
   Proceeds from maturities of
      securities held-to-maturity                       856                 300
   Purchases of securities held-to-
      maturity                                         (223)
   Change in interest-bearing deposits
      in other banks                                    263                 293
   Net increase in loans                            (10,490)            (21,107)
   Purchases of premises and equipment, net            (601)               (533)
   Purchases of insurance contracts                    (500)               (175)
                                                  ------------     ------------
        Net cash from investing activities          (12,132)            (20,885)

Financing activities
   Change in deposits                                24,448              40,207
   Cash dividends                                      (496)               (394)
   Proceeds from issuance of common stock                                   301
   Purchases of treasury stock                         (167)
   Change in securities sold under
      agreements to repurchase                       (2,497)            (10,059)
   Proceeds from long-term borrowings                 1,250               4,500
   Repayment of long-term borrowings                 (2,401)             (3,345)
   Change in other short-term borrowings             (2,415)            (11,328)
                                               ------------        ------------
        Net cash from financing activities           17,722              19,882
                                               ------------        ------------

Change in cash and cash equivalents                   7,213                 863
Cash and cash equivalents at beginning
   of year                                           19,000              12,717
                                               ------------       -------------
Cash and cash equivalents at March 31,         $     26,213       $      13,580
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at March 31, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the three months ended March 31, 2000 and 1999, Ohio Valley Banc Corp. paid interest in the amount of $6,256 and $4,466, respectively. For the three months ended March 31, 2000, no income taxes were paid as compared to $140 in income taxes that were paid in the same period for 1999.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the three months ended March 31, 2000 and 1999, weighted average shares outstanding were 3,541,471 and 3,527,893, respectively.

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Under this accounting standard, comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.

In April 1999, the Company adopted Statment of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 allowed the Company a one time reclassification of securities held-to-maturity to classification as available-for-sale or trading. The Company reclassified U.S. Government agency securities with an amortized cost of $27,676 from held-to-maturity to available-for-sale. The securities were transferred with management's intention of providing greater flexibility in meeting customer and asset/liability needs. The Company has no derivative or hedging activity covered by SFAS No. 133.




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:
                                             March 31, 2000
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
   securities             $      5,991   $        4   $      (4)   $      5,991
U.S. Government agency
   securities                   45,294                   (1,126)         44,168
Mortgage-backed
   securities                    2,263                     (153)          2,110
Marketable equity
   securities                    4,222                                    4,222
                          ------------   ----------   ----------   ------------
     Total securities     $     57,770   $        4   $  (1,283)   $     56,491
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $     15,050   $      124   $    (220)   $     14,954
Mortgage-backed securities         310            1         (23)            288
                          ------------   ----------   ----------   ------------
     Total securities     $     15,360   $      125   $    (243)   $     15,242
                          ============   ==========   ==========   ============



                                           December 31, 1999
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury
  securities              $      7,490   $       21   $      (1)   $      7,510
U.S. Government agency
  securities                    42,328            1        (807)         41,522
Mortgage-backed securities       2,307                     (118)          2,189
Marketable equity
  securities                     4,150                                    4,150
                          ------------   ----------   ----------   ------------
     Total securities     $     56,275   $       22   $    (926)   $     55,371
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
Obligations of state and
 political subdivisions   $     15,690   $      151   $    (247)   $     15,594
Mortgage-backed securities         319            1         (22)            298
                          ------------   ----------   ----------   ------------
     Total securities     $     16,009   $      152   $    (269)   $     15,892
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      7,003   $      6,991   $      1,821   $      1,828
 Due in one to
   five years                44,282         43,168          7,511          7,571
 Due in five to
   ten years                                                3,271          3,236
 Due after ten years                                        2,447          2,319
 Mortgage-backed sec.         2,263          2,110            310            288
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     53,548   $     52,269   $     15,360   $     15,242
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first three months of 2000 and 1999.


NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
Real estate loans                                   $    207,481    $    201,625
Commercial and industrial loans                          121,304         119,585
Consumer loans                                            91,313          88,942
Other loans                                                1,184           1,006
                                                    ------------    ------------
                                                    $    421,282    $    411,158
                                                    ============    ============

At March 31, 2000 and December 31, 1999, loans on nonaccrual status were approximately $2,897 and $2,953, respectively. Loans past due more than 90 days and still accruing at March 31, 2000 and December 31, 1999 were $2,523 and $3,711, respectively. Other real estate owned at March 31, 2000 and December 31, 1999 was $43 and $30, respectively.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31 is as follows:

                                                      2000             1999
                                                  ------------     ------------

    Balance - January 1,                          $      5,055     $      4,277
    Loans charged off:
         Real estate                                         3               16
         Commercial                                         15               45
         Consumer                                          407              298
                                                  ------------     ------------
              Total loans charged off                      425              359
    Recoveries of loans:
         Real estate                                                         11
         Commercial                                                           2
         Consumer                                           59               52
                                                  ------------      -----------
              Total recoveries                              59               65

    Net loan charge-offs                                  (366)            (294)

    Provision charged to operations                        302              448
                                                  ------------     ------------
    Balance - March 31,                           $      4,991     $      4,431
                                                  ============     ============

Information  regarding  impaired  loans is as follows:
                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------     ------------
   Balance of impaired loans                       $      1,552     $      1,413
                                                   ============     ============
   Portion of impaired loan balance for which an
      allowance for credit losses is allocated     $      1,552     $      1,413
                                                   ============     ============
   Portion of allowance for loan losses
      allocated to the impaired loan balance       $        530     $        600
                                                   ============     ============
   Average investment in impaired
      loans for the year                           $      1,552     $      1,570
                                                   ============     ============

Interest on impaired loans was not material for the periods ended March 31, 2000 and December 31, 1999.



                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 6.44% of total loans were unsecured at March 31, 2000 as compared to 6.54% at December 31, 1999.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 2000, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $48,355 as compared to $49,826 at December 31, 1999.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2000 and December 31, 1999 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

                            2000        1999
                          --------    --------
  FHLB Borrowings         $ 35,273    $ 38,746
  Promissory Notes           3,892       3,985
  FRB Notes                  8,500       8,500
                          --------    --------
                          $ 47,665    $ 51,231
                          ========    ========

Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $52,910 and $3,958 at March 31, 2000. Fixed rate FHLB advances of $32,773 mature through 2008 and have interest rates ranging from 4.88% to 6.15%. In addition, variable rate FHLB borrowings represent $2,500.

Promissory notes, issued primarily by the parent company, have fixed rates of 5.50% to 7.00% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled  principal  payments over the next five years are to be:

                 FHLB borrowings    Promissory notes    FRB Notes      Totals
                 ---------------    ----------------    ---------    ---------
  2000           $        12,745    $          3,624    $   8,500    $  24,869
  2001                     6,865                 263                     7,128
  2002                     5,282                   5                     5,287
  2003                     3,098                                         3,098
  2004                        85                                            85
  Thereafter               7,198                                         7,198
                 ---------------    ----------------    ---------     --------
                 $        35,273    $          3,892    $   8,500     $ 47,665
                 ===============    ================    =========     ========

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $32,142 at March 31, 2000 and $24,000 at December 31, 1999. Various investment securities from the Bank used to collateralize FRB notes totaled $9,350 at March 31, 2000 and $9,225 at December 31, 1999. Promissory notes were unsecured at March 31, 2000 and December 31, 1999.

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   (dollars in thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at March 31, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly period ending March 31, 2000, compared to the same period in 1999. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

On May 3, 1999, the Company entered into a purchase agreement to acquire two West Virginia branches of Huntington National Bank. These offices are the Milton office, located at 280 East Main Street, Milton, and the Barboursville office, located in the Krogers Supermarket at 5636 U.S. Route 60 East, Barboursville. The purchase, having been approved by the appropriate regulatory authorities, was completed in the third quarter of 1999 and has expanded the Company's banking activities in West Virginia.

Management continued this growth in the fourth quarter of 1999 by establishing two Superbanks in Wal-Mart stores. The first branch is located in Charleston, West Virginia and the second branch is located in South Point, Ohio. Management anticipates the opening of its eighth SuperBank (Wal-Mart) facility to be located in Huntington, West Virginia (Cabell County). This new branch will commence operations in the second quarter of 2000 and will further enhance market expansion along the growing I-64 corridor of western West Virginia.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $18,879 or 3.6% to reach $540,936 at March 31, 2000. The contributing factor to this growth in assets was from loans which grew $10,124. Loans were funded by growth in deposits of $24,448 or 6.0%, of which a portion was used to reduce borrowed funds and securities sold under agreements to repurchase which are collectively down $6,063.

During the first three months of 2000, loan growth was led by real estate mortgages expanding $5,856 or 2.9%. Over half of the growth has occurred in Pike and Franklin counties in Ohio and Mason county in West Virginia. These counties represent newer markets for the Company. Management expects continued loan growth from these locations as well as from the newer markets entered into during 1999. For the same time period, consumer loans expanded $2,371 or 2.7%. Approximately 62% of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive. Management anticipates that it will continue its provision to the allowance for loan losses at its current level for the foreseeable future and believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values as well as a higher relative volume of real estate mortgages. A comprehensive analysis of the allowance for loan and lease loss is performed on a quarterly basis to ensure its adequacy. As a percentage of total loans, the allowance for loan losses at March 31, 2000 was 1.19%, down from 1.23% at December 31, 1999.

Total deposit growth was led by savings and interest-bearing demand deposits increasing $19,222 or 16.5%. While the Company's Gold Club account continues to impact this area of deposit growth, the largest portion of this increase was related to the collection and distribution of real estate taxes to various deposit accounts within the bank. These deposits from tax collections are short-term in nature and also had an impact on the increase in federal funds which represent overnight investments. Additionally, time deposits increased $3,084 or 1.3% and non-interest bearing deposits increased $2,142 or 4.6% during the first three months of 2000. Management utilized this deposit growth to fund the growth in loans and to reduce borrowed funds. The new office locations added in 1999 will continue to assist in generating deposits to fund the Company's expected loan growth.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $3,566 from December 31, 1999. The decrease occurred primarily in overnight borrowings. Furthermore, securities sold under agreements to repurchase are down $2,497 from December 31, 1999.

Total shareholders' equity at March 31, 2000 of $42,850 was up slightly by $142 as compared to the balance of $42,708 on December 31, 1999. Contributing to this increase was year-to-date income of $1,052 less cash dividends paid of $496, or $.14 per share. The cash dividend represents 47.1% of the year-to-date income. There were minimal proceeds from the issuance of common stock through the dividend reinvestment plan during the first three months of 2000. Management has instead utilized the proceeds from reinvested dividends and voluntary cash to purchase shares on the open market and redistribute these dollars back into the plan without the need for the issuance of common stock. Furthermore, as part of the stock repurchase program, the Company purchased 5,300 additional treasury shares during the first three months of 2000.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,052 for the first quarter of 2000, up 1.9% compared to $1,032 for the first quarter of 1999. Comparing March 31, 2000 to March 31, 1999, return on assets decreased from .91% to .80% and return on equity decreased from 10.22% to 9.90%. First quarter earnings per share was $.30 per share, up 3.4% over last year's $.29 per share. The primary contributor to the gain in net income was an increase in net interest income of $211 or 4.2%, combined with a decrease in provision expense of $146 as compared to the same period in 1999. The increase in net interest income was primarily due to the growth in earning assets of $23,207 from December 31, 1999. Net interest income was negatively impacted in the first three months of 2000 as compared to the same period in 1999 by a decline in the net interest margin due to the Bank's cost of funds increasing 30 basis points and asset yields decreasing 11 basis points. The gain in net interest income was offset by net noninterest expense increasing $320 or 10.0% for the first quarter in 2000 compared to the same period in 1999. Total other income increased $184 or 31.8% for the first three months in 2000 compared to the same period in 1999. Contributing to the gain was service charge income, impacted by the growth in deposit account volume, which contributed an additional $77 during the first quarter compared to the same period in 1999. Total other expense increased $504 or 13.4% for the first quarter compared to the same period in 1999. Contributing the most to this increase was salary and employee benefits, which are up $232 over the first three months of 1999. This growth can be attributed to the establishment of new offices and growth in assets within the second half of 1999 which require more people to service. As a result, the number of full-time equivalent employees increased by 14 from March 31, 1999 to March 31, 2000. Additionally, the Company awarded annual merit increases. The growth in additional offices coupled with the investment in processing technology provided for the increase in occupancy expense and furniture and equipment expense. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses. Management believes these increases in operating expenses that are currently evident from the growth in additional offices are necessary for the long-term growth of the Company, where income from these newer markets is expected to increase.

Management is pleased to announce that it did not experience any "Y2K" related problems at the turn of the century, nor does it anticipate any problems developing during the year 2000. For the previous three years from 1997 to 1999, the Company prepared and tested all of its computer equipment, related software and technology and as a result, was well prepared for any "Y2K" related problems and did not experience any losses.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios              Regulatory
                               March 31, 2000      December 31, 1999    Minimum
                              ----------------    -------------------  ---------
Tier 1 risk-based capital            11.0%                 11.1%           4.00%
Total risk-based capital ratio       12.3%                 12.3%           8.00%
Leverage ratio                        8.0%                  8.1%           4.00%

Cash dividends paid of $496 for the first three months of 2000 represents a 25.9% increase over the cash dividends paid during the same period in 1999. The increase in cash dividends paid is due to the additional shares outstanding during 2000 which were not outstanding during 1999 and to the increase in the dividend paid per share. At March 31, 2000, approximately 74% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock purchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $85,068 represented 15.7% of total assets at March 31, 2000. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2000, the Bank could borrow an additional $52 million from the Federal Home Loan Bank. Management also acquired approximately $22 million in additional deposits from the purchase of two West Virginia branches of Huntington National Bank completed in the third quarter of 1999. The Company experienced an increase of $7,213 in cash and cash equivalents for the three months ended March 31, 2000. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.  The table presents repricing opportunities strictly by maturity date without regard for repricing dates for variable rate products.  As compared to 12/31/99, there were no significant changes through the first three months of 2000.

As of March 31, 2000                                    Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2000      2001      2002      2003      2004     after    Total    03/31/00
Rate-Sensitive Assets:
Fixed interest rate loans             $  7,613  $  7,488  $ 15,384  $ 18,170  $ 21,117  $194,692  $264,464  $265,760
Average interest rate                    9.70%    12.06%    11.93%    10.82%     9.79%     8.06%     8.77%

Variable interest rate loans          $ 41,066  $  4,207  $  3,698  $  2,892  $  6,529  $ 98,426  $156,818  $155,253
Average interest rate                   10.61%    10.35%     9.75%     8.92%     9.18%     8.02%     8.87%

Fixed interest rate securities        $  6,546  $ 10,277  $ 11,324  $ 19,478  $  9,692  $ 15,813  $ 73,130  $ 71,733
Average interest rate                    6.46%     6.40%     6.24%     6.19%     6.61%     6.97%     6.48%

Other interest-bearing assets         $    543                                                    $    543  $    543
Average interest rate                    3.18%                                                       3.18%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  6,510  $  5,638  $  4,883  $  4,228  $  3,662  $ 23,665  $ 48,586  $ 48,586

Savings & Interest-bearing checking   $ 20,793  $ 17,307  $ 14,460  $ 12,126  $ 10,204  $ 60,873  $135,763  $135,763
Average interest rate                    3.51%     3.57%     3.63%     3.68%     3.74%     4.01%     3.78%

Time deposits                         $139,280  $ 70,089  $ 17,031  $ 15,644  $  1,510  $  1,876  $245,430  $244,928
Average interest rate                    5.58%     5.83%     6.07%     6.19%     5.92%     7.08%     5.74%

Fixed interest rate borrowings        $ 16,387  $  4,615  $  5,282  $  3,098  $     85  $  7,198  $ 36,665  $ 35,375
Average interest rate                    5.44%     5.61%     5.42%     5.71%     5.85%     5.43%     5.45%

Variable interest rate borrowings     $ 25,291                                                    $ 25,291  $ 25,291
Average interest rate                    5.25%                                                       5.25%

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

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
A.   Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B.   No reports on Form 8-K were filed for the quarter ending march 31, 2000.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  May 12, 2000             /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman of the Board


    Date  May 12, 2000             /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President and Chief Executive Officer