Form 10-Q
period 2000-06-30
OHIO VALLEY BANC CORP
filed 2000-08-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  JUNE 30, 2000


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

       Common stock, $1.00 stated value          Outstanding at July 31, 2000
                                                 3,507,658 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000



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

                              OHIO VALLEY BANC CORP
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                     June 30,
                                                       2000        December 31,
                                                   (unaudited)         1999
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    12,314     $    19,000
Federal funds sold                                         175
                                                   ------------    ------------
     Total cash and cash equivalents                    12,489          19,000
Interest-bearing balances with banks                       391             806
Securities available-for-sale                           59,003          55,371
Securities held-to-maturity, (Estimated fair
   value: $15,454 at June 30, 2000 and $15,892
   at December 31, 1999)                                15,577          16,009
Total loans                                            432,292         411,158
Allowance for loan losses                               (5,100)         (5,055)
                                                   ------------    ------------
     Net loans                                         427,192         406,103
Premises and equipment, net                              9,907           9,888
Accrued income receivable                                3,111           3,298
Intangible assets, net                                   1,461           1,412
Other assets                                            11,553          10,170
                                                   ------------    ------------
          Total assets                             $   540,684     $   522,057
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    48,367     $    46,444
Interest-bearing deposits                              374,654         358,887
                                                   ------------    ------------
     Total deposits                                    423,021         405,331
Securities sold under agreements to repurchase          17,152          16,788
Other borrowed funds                                    50,206          51,231
Accrued liabilities                                      7,628           5,999
                                                   ------------    ------------
          Total liabilities                            498,007         479,349
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
   shares authorized; 3,555,047 shares issued
   and 3,512,658 shares outstanding at June 30,
   2000 and 3,548,572 shares issued and
   3,542,983 shares outstanding at
   December 31, 1999)                                    3,555           3,549
Surplus                                                 28,641          28,454
Retained earnings                                       12,511          11,491
Accumulated other comprehensive income, net
   of tax (tax effect of $380 in 2000 and
   $307 in 1999)                                         (737)           (597)
Treasury stock (at cost, 42,389 shares in 2000
   and 5,589 shares in 1999)                           (1,293)           (189)
                                                   ------------    ------------
   Total shareholders' equity                           42,677          42,708
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   540,684     $   522,057
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share data)

                                       Three months ended      Six months ended
                                             June 30,              June 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------
Interest and dividend income:
  Interest and fees on loans            $ 9,878    $ 8,753    $19,373    $17,098
  Interest on taxable securities            852        785      1,660      1,552
  Interest on nontaxable securities         190        206        383        414
  Dividends                                  77         75        149        143
  Other interest                            103         71        187        120
                                       --------   --------   --------   --------
    Total interest and dividend income   11,100      9,890     21,752     19,327

Interest expense:
  Interest on deposits                    4,902      3,845      9,534      7,426
  Interest on repurchase agreements         218        109        367        207
  Interest on other borrowed funds          658        604      1,257      1,301
                                       --------   --------   --------   --------
    Total interest expense                5,778      4,558     11,158      8,934
                                       --------   --------   --------   --------

Net interest income                       5,322      5,332     10,594     10,393
Provision for loan losses                   407        557        709      1,005
                                       --------   --------   --------   --------
Net interest income after provision       4,915      4,775      9,885      9,388

Other income:
  Service charges on deposit accounts       390        298        723        554
  Trust division income                      58         59        111        116
  Other operating income                    418        319        795        585
  Net gain on sale of available-for-
   sale securities                                      63                    63
                                       --------   --------   --------   --------
    Total other income                      866        739      1,629      1,318

Other expense:
  Salaries and employee benefits          2,343      2,191      4,714      4,330
  Occupancy expense                         340        253        665        482
  Furniture and equipment expense           317        276        611        506
  Data processing expense                   118        107        189        212
  Other operating expense                 1,284      1,099      2,497      2,165
                                       --------   --------   --------   --------
    Total other expense                   4,402      3,926      8,676      7,695
                                       --------   --------   --------   --------

Income before income taxes                1,379      1,588      2,838      3,011
Provision for income taxes                  388        447        795        838
                                       --------   --------   --------   --------
NET INCOME                              $   991    $ 1,141    $ 2,043    $ 2,173
                                       ========   ========   ========   ========

Earnings per share                      $  0.28    $  0.33    $  0.58    $  0.62
                                       ========   ========   ========   ========



               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 (dollars in thousands, except per share data)

                                       Three months ended      Six months ended
                                             June 30,              June 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------

Balance at beginning of period          $42,850    $41,568    $42,708    $40,680

Comprehensive income:
  Net income                                991      1,141      2,043      2,173
  Net change in unrealized gain or
    loss on available-for-sale
    securities                              107      (402)      (140)      (453)
                                       --------   --------   --------   --------
      Total comprehensive income          1,098        739      1,903      1,720

Proceeds from issuance of common
  stock through the dividend
  reinvestment plan                         193                   193        301

Cash paid in lieu of fractional shares
  in stock split                                      (15)                  (15)

Cash dividends                            (527)      (495)    (1,023)      (889)

Shares acquired for treasury              (937)               (1,104)
                                       --------   --------   --------   --------

Balance at end of period                $42,677    $41,797    $42,677    $41,797
                                       ========   ========   ========   ========


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (dollars in thousands, except per share data)

                                                   Six months ended June 30,
                                                   2000                1999
                                               ------------        ------------

Net cash provided by operating activities      $      4,767        $      4,837

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   2,606               3,646
   Purchases of securities available-
      for-sale                                       (6,368)             (6,063)
   Proceeds from maturities of
      securities held-to-maturity                     1,118                 370
   Purchase of securities held-to-maturity             (718)               (550)
   Proceeds from sale of equity securities                                   64
   Change in interest-bearing deposits
      in other banks                                    415                 211
   Net increase in loans                            (21,798)            (34,123)
   Purchase of premises and equipment, net             (723)               (964)
   Purchases of insurance contracts, net               (905)                  1
                                               ------------        ------------
        Net cash used in investing activities       (26,373)            (37,408)

Financing activities
   Change in deposits                                17,690              44,753
   Cash dividends                                    (1,023)               (889)
   Cash paid in lieu of fractional shares
      in stock split                                                        (15)
   Proceeds from issuance of common stock               193                 301
   Purchases of treasury stock                       (1,104)
   Change in securities sold under
      agreements to repurchase                          364              (8,046)
   Proceeds from long-term borrowings                 5,250               4,500
   Repayment of long-term borrowings                 (5,976)             (3,434)
   Change in other short-term borrowings               (299)             (5,163)
                                               ------------        ------------
        Net cash from financing activities           15,095              32,007
                                               ------------        ------------

Change in cash and cash equivalents                  (6,511)               (564)
Cash and cash equivalents at beginning
   of year                                           19,000              12,717
                                               ------------       -------------
Cash and cash equivalents at June 30,          $     12,489       $      12,153
                                               ============       =============



               See notes to the consolidated financial statements

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. and its wholly owned subsidiaries The Ohio Valley Bank Company, Jackson Savings Bank and Loan Central, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Management considers the Company to operate in one segment, banking.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the six months ended June 30, 2000 and 1999, Ohio Valley Banc Corp. paid interest in the amount of $10,979 and $8,368, respectively. For the six months ended June 30, 2000 and 1999, Ohio Valley Banc Corp. paid income taxes of $825 and $1,040, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,519,434 and 3,531,535 for the three months ending June 30, 2000 and June 30, 1999, respectively. Weighted average shares outstanding were 3,530,453 and 3,529,724 for the six months ending June 30, 2000 and June 30, 1999, respectively.

Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale which is also recognized net of tax as a separate component of equity.

On April 1, 1999, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 allowed the Company a one time reclassification of securities held-to-maturity to classification as available-for-sale or trading. The Company reclassified U.S. Government agency securities with an amortized cost of $27,676 from held-to-maturity to available-for-sale. The securities were transferred with management's intention of providing greater flexibility in meeting customer and asset/liability needs. The Company has no derivative or hedging activity covered by SFAS No. 133.


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                              June 30, 2000
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $      4,994   $        3   $       (3)  $      4,994
U.S. Government agency
   securities                   48,668           45       (1,041)        47,672
Mortgage-backed securities       2,204                      (121)         2,083
Marketable equity
   securities                    4,254                                    4,254
                          ------------   ----------   ----------   ------------
     Total securities     $     60,120   $       48   $   (1,165)  $     59,003
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $     15,281   $      111   $     (213)  $     15,179
Mortgage-backed securities         296            1          (22)           275
                          ------------   ----------   ----------   ------------
     Total securities     $     15,577   $      112   $     (235)  $     15,454
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
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      7,501   $      7,490   $      1,768   $      1,769
 Due in one to
   five years                45,213         44,211          7,931          7,990
 Due in five to
   ten years                    948            965          3,451          3,376
 Due after ten years                                        2,131          2,044
 Mortgage-backed sec.         2,204          2,083            296            275
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     55,866   $     54,749   $     15,577   $     15,454
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first six months of 2000 and no sales of debt securities during the first six months of 1999. Net gains on the sale of equity securities during the first six months of 1999 were $63.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                      June 30,      December 31,
                                                        2000            1999
                                                    ------------    ------------
Real estate loans                                   $    208,544    $    201,625
Commercial and industrial loans                          126,868         119,585
Consumer loans                                            95,732          88,942
Other loans                                                1,148           1,006
                                                    ------------    ------------
                                                    $    432,292    $    411,158
                                                    ============    ============

At June 30, 2000 and December 31, 1999, loans on nonaccrual status were approximately $2,919 and $2,953, respectively. Loans past due more than 90 days and still accruing at June 30, 2000 and December 31, 1999 were $3,208 and $3,711, respectively.
                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30 is as follows:
                                                      2000             1999
                                                  ------------     ------------

    Balance - January 1,                          $      5,055     $      4,277
    Loans charged off:
         Real estate                                        42               24
         Commercial                                         15               94
         Consumer                                          737              590
                                                  ------------     ------------
              Total loans charged off                      794              708
    Recoveries of loans:
         Real estate                                         1               13
         Commercial                                                           4
         Consumer                                          129               97
                                                  ------------      -----------
              Total recoveries                             130              114

    Net loan charge-offs                                  (664)            (594)

    Provision charged to operations                        709            1,005
                                                  ------------     ------------
    Balance - June 30,                            $      5,100     $      4,688
                                                  ============     ============

Information regarding impaired loans:                June 30,       December 31,
                                                       2000             1999
                                                   ------------     ------------

Balance of impaired loans                          $      1,538     $      1,413
                                                   ============     ============
Portion of impaired loan balance for which an
  allowance for credit losses is allocated         $      1,538     $      1,413
                                                   ============     ============
Portion of allowance for loan losses
  allocated to the impaired loan balance           $        530     $        600
                                                   ============     ============
Average investment in impaired
  loans year-to-date                               $      1,545     $      1,570
                                                   ============     ============

Interest on impaired loans was not material for the periods ended June 30, 2000 and December 31, 1999.




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 6.32% of total loans were unsecured at June 30, 2000 as compared to 6.54% at December 31, 1999.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 2000, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $48,821 as compared to $49,826 at December 31, 1999.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2000 and December 31, 1999 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

                            2000        1999
                          --------    --------
  FHLB Borrowings         $ 35,701    $ 38,746
  Promissory Notes           6,005       3,985
  FRB Notes                  8,500       8,500
                          --------    --------
                          $ 50,206    $ 51,231
                          ========    ========

Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $53,552 and $3,987 at June 30, 2000. Fixed rate FHLB advances of $32,201 mature through 2010 and have interest rates ranging from 4.88% to 7.08%. In addition, variable rate FHLB borrowings represent $3,500.

Promissory notes, issued primarily by the parent company, have fixed rates of 6.00% to 7.25% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled  principal  payments over the next five years are to be:

                 FHLB borrowings    Promissory notes    FRB Notes      Totals
                 ---------------    ----------------    ---------    ---------
  2000           $        10,173    $          3,150    $   8,500    $  21,823
  2001                     8,865               2,850                    11,715
  2002                     5,282                   5                     5,287
  2003                     3,098                                         3,098
  2004                        85                                            85
  Thereafter               8,198                                         8,198
                 ---------------    ----------------    ---------     --------
                 $        35,701    $          6,005    $   8,500     $ 50,206
                 ===============    ================    =========     ========

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $32,021 at June 30, 2000 and $24,000 at December 31, 1999. Various investment securities from the Bank used to collateralize FRB notes totaled $9,280 at June 30, 2000 and $9,225 at December 31, 1999. Promissory notes were unsecured at June 30, 2000 and December 31, 1999.

                                   (Continued)

                               OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at June 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2000, compared to the same periods in 1999. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

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

Management continued this growth in the fourth quarter of 1999 by establishing two Superbanks in Wal-Mart stores. The first branch is located in Charleston, West Virginia and the second branch is located in South Point, Ohio. The Company continued its market expansion in the second quarter of 2000 by opening its eighth Superbank (Wal-Mart) facility. This new branch is located in Huntington, West Virginia (Cabell County) and will further strengthen the Company's presence along the growing I-64 corridor of western West Virginia.

With the advent of the Gramm Leach Bliley Act, the Company formed a subsidiary called Ohio Valley Financial Services. The subsidiary will be a joint venture with an insurance agency with plans to open in Jackson County, Ohio before year-end. The subsidiary will be able to offer customers life, homeowner and auto insurance. In addition, the Company has plans to participate as an investor in a bank acquisition of an insurance company. The company to be purchased is Century Surety Group. The Company will combine with four other community banks and two corporations to purchase the Columbus-based insurer at a total price of $31,000. Management views both Ohio Valley Financial Services and the insurance company acquisition as unique opportunities to enter the insurance business and expand the products being offered to the customer.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $18,627 or 3.6% to reach $540,684 at June 30, 2000. The factor contributing most to this growth in assets was loans which grew $21,134.

Loans were funded by growth in deposits of $17,690 or 4.4% and a decrease in cash and cash equivalents of $6,511. A portion of the growth in deposits was used to reduce borrowed funds and securities sold under agreements to repurchase which are collectively down $661.

During the first six months of 2000, loan growth was led by commercial loans expanding $7,283 or 6.1%. This growth came mostly from loan origination increases within the Franklin and Jackson counties of Ohio. For the same period, real estate mortgages grew $6,919 or 3.4%. Approximately 70% of this increase occurred in Pike county of Ohio as well as the Mason and Cabell counties of West Virginia. These counties represent newer markets for the Company and management expects continued loan growth within these new locations. In addition, consumer loans increased $6,790 or 7.6%. Approximately 65% of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive in its pricing of these products. Management believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values as well as a higher relative volume of real estate mortgages. A comprehensive analysis of the allowance for loan and lease loss is performed on a quarterly basis to ensure its adequacy. As a percentage of total loans, the allowance for loan losses at June 30, 2000 was 1.18%, down from 1.23% at December 31, 1999.

Total deposit growth was led by time deposits increasing $10,938 or 4.5% followed by savings and interest-bearing demand deposits increasing $4,829 or 4.1%. Non-interest bearing demand deposits also grew $1,923 or 4.1%. During the first half of 2000, management generated deposit growth through more aggressive pricing on certificates of deposit, particularly in the newer markets. Additionally, management continues to be successful in generating additional interest-bearing demand deposits through the Company's Gold Club account which offers a NOW account along with other banking benefits. The deposit growth experienced through the first six months of 2000 has been used to fund the growth in loans and to reduce borrowed funds.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $1,025 from December 31, 1999, as management has focused on funding loan growth through less costly retail sources of funds in certificates of deposit. The decrease occurred primarily in overnight borrowings. Furthermore, securities sold under agreements to repurchase are up $364 from December 31, 1999.

Total shareholders' equity at June 30, 2000 of $42,677 was down slightly by $31 as compared to the balance of $42,708 on December 31, 1999. Contributing to this decrease was the Company's purchase of 36,800 additional treasury shares as part of the stock repurchase program during the first half of 2000 which lowered shareholders' equity by $1,104. This was offset by year-to-date income of $2,043 and proceeds of $193 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $1,023, or $.15 per share. This cash dividend represents 50.1% of the year-to-date income. Management continues to utilize the proceeds from reinvested dividends and voluntary cash to purchase shares on the open market and redistribute these dollars back into the plan without the need for the issuance of common stock.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $991 for the second quarter and $2,043 for the first six months of 2000, down 13.1% and 6.0% compared to $1,141 and $2,173 for the same periods in 1999. Comparing year-to-date June 30, 2000 to June 30, 1999, return on assets decreased from .93% to .77% and return on equity decreased from 10.61% to 9.66%. Second quarter earnings per share was $.28 per share, down 15.2% over last year's $.33 per share and for the first six months of 2000, earnings per share was $.58 per share, down 6.5% over 1999's $.62. The primary contributor to the decrease in net income was an increase in noninterest expense of $476 and $981 for the second quarter and year-to-date periods of 2000 as compared to the same periods in 1999 that can be attributed to the opening of five additional Bank offices. Net interest income was down slightly by $10 or
 .2% for the second quarter of 2000, but overall, was up $201 or 1.9% for the first six months of 2000 as compared to the same periods in 1999. This year-to-date increase was primarily due to the growth in earning assets of $23,919 from December 31, 1999. Net interest income was negatively impacted in the first six months of 2000 as compared to the same period in 1999 by a decline in the net interest margin due to the Bank's cost of funds increasing 41 basis points and asset yields decreasing 2 basis points. The second quarter decrease in net interest income for 2000 was offset by a decrease in provision expense of $150 for the same period. For the six months ending June 30, 2000, the increase in net interest income was also positively impacted by a decrease in provision expense of $296 for the same period.

The decrease in net interest income for the second quarter of 2000 was negatively impacted by an increase in net noninterest expense of $349 or 11.0% for the same period. For the first six months of 2000, the increase in net interest income was offset by an increase in net noninterest expense of $670 or 10.5% for the same period. Total other income increased $127 or 17.2% for the second quarter and $311 or 23.6% over the first six months in 2000 as compared to the same periods in 1999. Contributing to the gain was service charge income, impacted by the growth in deposit account volume, which contributed an additional $92 and $169 during the second quarter and year-to-date periods of 2000 as compared to the same periods in 1999. Total other expense increased $476 or 12.1% and $981 or 12.7% for the second quarter and year-to-date periods of 2000 as compared to the same periods in 1999. These increases were affected most by the increase of five new offices from June 1999 to June 2000 that resulted in additional costs associated with new employees hired. As a result, salary and employee benefits contributed the most to the other expense increase, which are up $152 for the second quarter and $384 over the first six months of 2000. Additionally, the Company awarded annual merit increases. The growth in these additional offices coupled with the investment in processing technology generated the increase in occupancy expense and furniture and equipment expense. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses. Management believes these increases in operating expenses that are currently evident from the growth in additional offices are necessary for the long-term growth of the Company, where income from these newer markets is expected to increase.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                         Company Ratios
                                                                     Regulatory
                               June 30, 2000     December 31, 1999     Minimum
                              ---------------    ------------------    --------

Tier 1 risk-based capital           11.3%               11.1%            4.00%
Total risk-based capital ratio      12.6%               12.3%            8.00%
Leverage ratio                       8.0%                8.1%            4.00%

Cash dividends paid of $1,023 for the first six months of 2000 represents a 15.1% increase over the cash dividends paid during the same period in 1999. The increase in cash dividends paid is due to the additional shares outstanding during 2000 which were not outstanding during 1999 and to the increase in the dividend paid per share. At June 30, 2000, approximately 74% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock purchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $73,651 represented 13.6% of total assets at June 30, 2000. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2000, the Bank could borrow an additional $54 million from the Federal Home Loan Bank. Management also acquired approximately $22 million in additional deposits from the purchase of two West Virginia branches of Huntington National Bank completed in the third quarter of 1999. The Company experienced a decrease of $6,511 in cash and cash equivalents for the six months ended June 30, 2000. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.  The table presents repricing opportunities strictly by maturity date without regard for repricing dates for variable rate products.  As compared to 12/31/99, there were no significant changes through the first six months of 2000.

As of June 30, 2000                                    Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2000      2001      2002      2003      2004     after    Total    06/30/00
Rate-Sensitive Assets:
Fixed interest rate loans             $  6,567  $  7,189  $ 13,999  $ 17,287  $ 22,973  $205,929  $273,944  $276,131
Average interest rate                    9.77%    11.94%    12.11%    10.95%     9.96%     8.14%     8.81%

Variable interest rate loans          $ 41,537  $  4,082  $  3,476  $  2,758  $  5,713  $100,782  $158,348  $156,928
Average interest rate                   11.07%    10.69%    10.23%     9.28%     9.63%     8.33%     9.21%

Fixed interest rate securities        $  5,302  $ 10,268  $ 11,312  $ 19,482  $  9,691  $ 19,642  $ 75,697  $ 74,457
Average interest rate                    6.46%     6.40%     6.24%     6.19%     6.60%     7.16%     6.55%

Other interest-bearing assets         $    566                                                    $    566  $    566
Average interest rate                    3.84%                                                       3.84%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  6,481  $  5,613  $  4,861  $  4,209  $  3,645  $ 23,558  $ 48,367  $ 48,367

Savings & Interest-bearing checking   $ 20,756  $ 16,952  $ 13,887  $ 11,411  $  9,405  $ 48,960  $121,371  $121,371
Average interest rate                    3.36%     3.42%     3.47%     3.52%     3.57%     3.89     3.63%

Time deposits                         $111,632  $ 91,176  $ 26,238  $ 20,453  $  1,727  $  2,057  $253,283  $252,496
Average interest rate                    5.77%     6.00%     6.31%     6.30%     6.02%     7.03%     5.96%

Fixed interest rate borrowings        $ 13,322  $  8,215  $  5,288  $  3,098  $     85  $  8,198  $ 38,206  $ 37,124
Average interest rate                    5.71%     6.24%     5.42%     5.71%     5.85%     5.58%     5.76%

Variable interest rate borrowings     $ 29,152                                                    $ 29,152  $ 29,152
Average interest rate                    5.67%                                                       5.67%

                                                                            15

                            OHIO VALLEY BANC CORP
                           Part II - Other Information

Item 1 - Legal Proceedings
--------------------------
  None

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Ohio Valley Banc Corp. held its Annual Meeting of Shareholders on April 12, 2000, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, Merrill L. Evans, Lannes C. Williamson and Thomas E. Wiseman were nominated for reelection and were reelected. The summary of voting of the 2,895,842 shares outstanding were as follows:

Director Candidates           Shares voted:       For       Against      Abstain
-------------------                            ---------    -------      -------
Merrill L. Evans                               2,865,212     28,256        2,374
Lannes C. Williamson                           2,868,378     25,090        2,374
Thomas E. Wiseman                              2,892,678        790        2,374

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
A.   Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B.   No reports on Form 8-K were filed for the quarter ending June 30, 2000.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date   August 11, 2000         /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman of the Board


    Date   August 11, 2000         /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President and Chief Executive Officer