Form 10-Q
period 2000-09-30
OHIO VALLEY BANC CORP
filed 2000-11-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                SEPTEMBER 30, 2000


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

       Common stock, $1.00 stated value          Outstanding at October 31, 2000
                                                 3,497,280 common shares

                              OHIO VALLEY BANC CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000



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

                              OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)



                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    12,352     $    19,000
Federal funds sold                                       1,925
                                                   ------------    ------------
     Total cash and cash equivalents                    14,277          19,000
Interest-bearing balances with banks                     1,100             806
Securities available-for-sale                           58,734          55,371
Securities held-to-maturity, (Estimated fair
   value: $17,270 at September 30, 2000 and $15,892
   at December 31, 1999)                                17,184          16,009
Total loans                                            441,983         411,158
Allowance for loan losses                               (5,213)         (5,055)
                                                   ------------    ------------
     Net loans                                         436,770         406,103
Premises and equipment, net                              9,528           9,888
Accrued income receivable                                3,475           3,298
Intangible assets, net                                   1,429           1,412
Other assets                                            11,391          10,170
                                                   ------------    ------------
          Total assets                             $   553,888     $   522,057
                                                   ============    ============

LIABILITIES
Noninterest-bearing deposits                       $    47,590     $    46,444
Interest-bearing deposits                              387,566         358,887
                                                   ------------    ------------
     Total deposits                                    435,156         405,331
Securities sold under agreements to repurchase          17,631          16,788
Other borrowed funds                                    43,813          51,231
Obligated mandatorily redeemable capital
 securities of subsidiary trust                          5,000
Accrued liabilities                                      9,007           5,999
                                                   ------------    ------------
          Total liabilities                            510,607         479,349
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
   shares authorized; 3,559,769 shares issued and
   3,497,280 shares outstanding at September 30,
   2000 and 3,548,572 shares issued and
   3,542,983 shares outstanding at
   December 31, 1999)                                    3,560           3,549
Surplus                                                 28,760          28,454
Retained earnings                                       13,083          11,491
Accumulated other comprehensive income, net
   of tax (tax effect of $152 in 2000 and
   $307 in 1999)                                         (294)           (597)
Treasury stock (at cost, 62,489 shares in 2000
   and 5,589 shares in 1999)                           (1,828)           (189)
                                                   ------------    ------------
   Total shareholders' equity                           43,281          42,708
                                                   ------------    ------------
          Total liabilities and
             shareholders' equity                  $   553,888     $   522,057
                                                   ============    ============

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share data)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------
Interest and dividend income:
  Interest and fees on loans            $10,437    $ 9,097    $29,810    $26,194
  Interest on taxable securities            862        813      2,522      2,366
  Interest on nontaxable securities         204        211        587        625
  Dividends                                  82         74        231        217
  Other interest                             42         19        229        139
                                       --------   --------   --------   --------
    Total interest and dividend income   11,627     10,214     33,379     29,541

Interest expense:
  Interest on deposits                    5,338      3,933     14,871     11,359
  Interest on repurchase agreements         227        132        595        339
  Interest on other borrowed funds          717        700      1,974      2,001
                                       --------   --------   --------   --------
    Total interest expense                6,282      4,765     17,440     13,699
                                       --------   --------   --------   --------

Net interest income                       5,345      5,449     15,939     15,842
Provision for loan losses                   456        438      1,165      1,442
                                       --------   --------   --------   --------
Net interest income after provision       4,889      5,011     14,774     14,400

Other income:
  Service charges on deposit accounts       432        328      1,155        883
  Trust division income                      52         57        163        172
  Income from bank owned insurance          130        103        374        301
  Other operating income                    276        170        826        557
  Net gain on sale of available-for-
   sale securities                                                            63
                                       --------   --------   --------   --------
    Total other income                      890        658      2,518      1,976

Other expense:
  Salaries and employee benefits          2,267      2,380      6,981      6,711
  Occupancy expense                         354        253      1,019        736
  Furniture and equipment expense           319        292        930        797
  Data processing expense                   144        117        332        329
  Other operating expense                 1,174      1,108      3,671      3,272
                                       --------   --------   --------   --------
    Total other expense                   4,258      4,150     12,933     11,845
                                       --------   --------   --------   --------

Income before income taxes                1,521      1,519      4,359      4,531
Provision for income taxes                  422        422      1,217      1,260
                                       --------   --------   --------   --------
NET INCOME                              $ 1,099    $ 1,097    $ 3,142    $ 3,271
                                       ========   ========   ========   ========

Earnings per share                      $  0.31    $  0.31    $  0.89    $  0.93
                                       ========   ========   ========   ========



               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (dollars in thousands)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------

Balance at beginning of period          $42,677    $41,797    $42,708    $40,680

Comprehensive income:
  Net income                              1,099      1,097      3,142      3,271
  Net change in unrealized gain or
    loss on available-for-sale
    securities                              443       (21)        303      (475)
                                       --------   --------   --------   --------
      Total comprehensive income          1,542      1,076      3,445      2,796

Proceeds from issuance of common
  stock through the dividend
  reinvestment plan                         124                   317        301

Cash paid in lieu of fractional shares
  in stock split                                                            (15)

Cash dividends                            (527)      (494)    (1,550)    (1,383)

Shares acquired for treasury              (535)      (189)    (1,639)      (189)
                                       --------   --------   --------   --------

Balance at end of period                $43,281    $42,190    $43,281    $42,190
                                       ========   ========   ========   ========


               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (dollars in thousands, except per share data)

                                                Nine months ended September 30,
                                                   2000                1999
                                               ------------        ------------

Net cash provided by operating activities      $      7,613        $      7,118

Investing activities
   Proceeds from maturities of
      securities available-for-sale                   4,171               6,730
   Purchases of securities available-
      for-sale                                       (6,876)            (10,494)
   Proceeds from maturities of
      securities held-to-maturity                     1,226               1,874
   Purchase of securities held-to-maturity           (2,450)             (1,310)
   Proceeds from sale of equity securities                                   64
   Change in interest-bearing deposits
      in other banks                                   (294)                 301
   Net increase in loans                            (31,832)            (51,776)
   Purchase of premises and equipment, net             (754)             (2,450)
   Purchases of insurance contracts, net               (905)               (220)
                                               ------------        ------------
        Net cash used in investing activities       (37,714)            (57,281)

Financing activities
   Change in deposits                                29,825              50,567
   Cash and cash equivalents received in
    assumption of deposits, net of assets
    acquired                                                             19,361
   Cash dividends                                    (1,550)             (1,383)
   Cash paid in lieu of fractional shares
      in stock split                                                        (15)
   Proceeds from issuance of common stock               317                 301
   Purchases of treasury stock                       (1,639)               (189)
   Change in securities sold under
      agreements to repurchase                          843              (5,850)
   Proceeds from long-term borrowings                12,250               4,500
   Repayment of long-term borrowings                (12,052)             (3,737)
   Change in other short-term borrowings             (2,616)             (5,518)
                                               ------------        ------------
        Net cash from financing activities           25,378              58,037
                                               ------------        ------------

Change in cash and cash equivalents                  (4,723)              7,874
Cash and cash equivalents at beginning
   of year                                           19,000              12,717
                                               ------------       -------------
Cash and cash equivalents at September 30,     $     14,277       $      20,591
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at September 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the nine months ended September 30, 2000 and 1999, Ohio Valley Banc Corp. paid interest in the amount of $16,677 and $12,992, respectively. For the nine months ended September 30, 2000 and 1999, Ohio Valley Banc Corp. paid income taxes of $1,155 and $1,505, respectively.

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,513,844 and 3,528,790 for the three months ending September 30, 2000 and September 30, 1999, respectively. Weighted average shares outstanding were 3,523,399 and 3,529,410 for the nine months ending September 30, 2000 and September 30, 1999, respectively.

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


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                           September 30, 2000
                          -----------------------------------------------------
                                           Gross        Gross       Estimated
                           Amortized     Unrealized   Unrealized       Fair
                              Cost          Gains       Losses        Values
                          ------------   ----------   ----------   ------------
Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $      3,997   $        3   $       (1)  $      3,999
U.S. Government agency
   securities                   48,662          153         (512)        48,303
Mortgage-backed securities       2,141                       (89)         2,052
Marketable equity
   securities                    4,380                                    4,380
                          ------------   ----------   ----------   ------------
     Total securities     $     59,180   $      156   $     (602)  $     58,734
                          ============   ==========   ==========   ============

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $     16,905   $      203   $     (100)  $     17,008
Mortgage-backed securities         279            1          (18)           262
                          ------------   ----------   ----------   ------------
     Total securities     $     17,184   $      204   $     (118)  $     17,270
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
                          ============   ==========   ==========   ============


                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                           Available-for-Sale             Held-to-Maturity
                       ---------------------------   ---------------------------
                                      Estimated                      Estimated
                        Amortized        Fair         Amortized         Fair
                           Cost          Value           Cost           Value
                       ------------   ------------   ------------   ------------
Debt securities:
 Due in one year
   or less             $      8,516   $      8,508   $      2,310   $      2,313
 Due in one to
   five years                44,143         43,794          7,625          7,740
 Due in five to
   ten years                                                3,395          3,395
 Due after ten years                                        3,575          3,560
 Mortgage-backed sec.         2,141          2,052            279            262
                       ------------   ------------   ------------   ------------
 Total debt
   securities          $     54,800   $     54,354   $     17,184   $     17,270
                       ============   ============   ============   ============

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first nine months of 2000 and no sales of debt securities during the first nine months of 1999. Proceeds from the sale of equity securities during the first nine months of 1999 were $64 with gross gains of $63 realized.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                    September 30,   December 31,
                                                        2000            1999
                                                    ------------    ------------
Real estate loans                                   $    211,404    $    201,625
Commercial and industrial loans                          131,769         119,585
Consumer loans                                            98,173          88,942
Other loans                                                  637           1,006
                                                    ------------    ------------
                                                    $    441,983    $    411,158
                                                    ============    ============

At September 30, 2000 and December 31, 1999, loans on nonaccrual status were approximately $2,681 and $2,953, respectively. Loans past due more than 90 days and still accruing at September 30, 2000 and December 31, 1999 were $3,938 and $3,711, respectively.
                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30 is as follows:
                                                      2000             1999
                                                  ------------     ------------

    Balance - January 1,                          $      5,055     $      4,277
    Loans charged off:
         Real estate                                        43               28
         Commercial                                         15              113
         Consumer                                        1,137              878
                                                  ------------     ------------
              Total loans charged off                    1,195            1,019
    Recoveries of loans:
         Real estate                                         4               15
         Commercial                                                           4
         Consumer                                          184              161
                                                  ------------      -----------
              Total recoveries                             188              180

    Net loan charge-offs                                (1,007)            (839)

    Provision charged to operations                      1,165            1,442
                                                  ------------     ------------
    Balance - September 30,                       $      5,213     $      4,880
                                                  ============     ============

Information regarding impaired loans:              September 30,    December 31,
                                                       2000             1999
                                                   ------------     ------------

Balance of impaired loans                          $      1,233     $      1,413
                                                   ============     ============
Portion of impaired loan balance for which an
  allowance for credit losses is allocated         $      1,233     $      1,413
                                                   ============     ============
Portion of allowance for loan losses
  allocated to the impaired loan balance           $        530     $        600
                                                   ============     ============
Average investment in impaired
  loans year-to-date                               $      1,266     $      1,570
                                                   ============     ============

Interest on impaired loans was not material for the periods ended September 30, 2000 and December 31, 1999.




                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 6.33% of total loans were unsecured at September 30, 2000 as compared to 6.54% at December 31, 1999.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 2000, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $51,363 as compared to $49,826 at December 31, 1999.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2000 and December 31, 1999 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

              FHLB Borrowings    Promissory Notes    FRB Notes      Totals
              ---------------    ----------------    ---------    ---------
  2000           $ 31,628           $  5,716         $  6,469     $  43,813
  1999           $ 38,746           $  3,985         $  8,500     $  51,231

Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $47,442 and $4,107 at September 30, 2000. Fixed rate FHLB advances of $28,128 mature through 2010 and have interest rates ranging from 4.88% to 7.08%. In addition, variable rate FHLB borrowings represent $3,500.

Promissory notes, issued primarily by the parent company, have fixed rates of 6.50% to 7.25% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled  principal  payments over the next five years are to be:

                 FHLB borrowings    Promissory notes    FRB Notes      Totals
                 ---------------    ----------------    ---------    ---------
  2000           $         4,099    $          2,617    $   6,469    $  13,185
  2001                    10,865               3,094                    13,959
  2002                     5,283                   5                     5,288
  2003                     3,098                                         3,098
  2004                        85                                            85
  Thereafter               8,198                                         8,198
                 ---------------    ----------------    ---------     --------
                 $        31,628    $          5,716    $   6,469     $ 43,813
                 ===============    ================    =========     ========

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $36,926 at September 30, 2000 and $24,000 at December 31, 1999. Various investment securities from the Bank used to collateralize FRB notes totaled $9,215 at September 30, 2000 and $9,225 at December 31, 1999. Promissory notes were unsecured at September 30, 2000 and December 31, 1999.

NOTE 7 - TRUST PREFERRED SECURITIES

Obligated mandatorily redeemable capital securities of a subsidiary trust (Trust Preferred Securities) of $5,000 were issued on October 5, 2000 with a fixed rate of 10.60% and a final maturity date of September 7, 2030. Trust preferred securities were unsecured through September 30, 2000.

                                  (Continued)

                               OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at September 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2000, compared to the same periods in 1999. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

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

With the advent of the Gramm Leach Bliley Act, the Company participated as an investor in an acquisition of ProFinance Holdings Corporation, a property and casualty insurance underwriter and re-insurance company. The total purchase price of $31,460 was financed by the issuance of $10,000 of senior debt and an equity investment by five financial holding companies, a private equity firm and a group of insurance executives. The Company's investment of $1,931 represents a 9% minority ownership of the insurance company that was finalized on October 5, 2000. In addition, the Company formed a subsidiary called Ohio Valley Financial Services. The subsidiary will be a joint venture insurance agency with an existing insurance agency with plans to open in Jackson County, Ohio before year-end. The subsidiary will be able to offer customers life, homeowner and auto insurance. Management views both the insurance company acquisition and Ohio Valley Financial Services as unique opportunities to enter the insurance business and expand the products being offered to the customer.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $31,831 or 6.1% during the first nine months to reach $553,888 at September 30, 2000. The factor contributing most to this growth in assets was loans which grew $30,825. Loans were funded by growth in deposits of $29,825 or 7.4%. A portion of the growth in deposits combined with a decrease in cash and cash equivalents of $4,723 was used to reduce borrowed funds and securities sold under agreements to repurchase which are collectively down $6,575.

During the first nine months of 2000, loan growth was led by commercial loans expanding $12,184 or 10.2%. This growth came mostly from loan origination increases within the Franklin and Jackson counties of Ohio. For the same period, real estate mortgages grew $9,779 or 4.9%. Approximately 65% of this increase occurred in Pike county of Ohio as well as the Mason and Cabell counties of West Virginia. These counties represent newer markets for the Company and management expects continued loan growth within these new locations. In addition, consumer loans increased $9,231 or 10.4%. Approximately 67% of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive in its pricing of these products. As a percentage of total loans, the allowance for loan losses at September 30, 2000 was 1.18%, down from 1.23% at December 31, 1999. Management believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values as well as a higher relative volume of real estate mortgages. A comprehensive analysis of the allowance for loan and lease loss is performed on a quarterly basis to ensure its adequacy.

Total deposit growth was led by time deposits increasing $23,510 or 9.7% followed by savings and interest-bearing demand deposits increasing $5,169 or 4.4%. Non-interest bearing demand deposits also grew $1,146 or 2.5%. During the first nine months of 2000, management generated deposit growth through more aggressive pricing on certificates of deposit, particularly in the newer markets. Additionally, management continues to be successful in generating additional interest-bearing demand deposits through the Company's Gold Club account which offers a NOW account along with other banking benefits. The deposit growth experienced through the first nine months of 2000 has been used to fund the growth in loans and to reduce borrowed funds.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $7,418 from December 31, 1999, as management has focused on funding loan growth through less costly retail sources of funds in certificates of deposit. The decrease occurred primarily in overnight borrowings. Additionally, securities sold under agreements to repurchase are up $843 from December 31, 1999. Furthermore, on September 7, 2000, the Company completed the issuance of $5,000 of trust preferred securities. The proceeds from this issuance will be used to fund the current and upcoming insurance investments, to help continue the Company's stock repurchases and to support the growth of additional earning assets.

Total shareholders' equity at September 30, 2000 of $43,281 was up by $573 as compared to the balance of $42,708 on December 31, 1999. Shareholders' equity was reduced by the Company's purchase of 56,900 additional treasury shares as part of the stock repurchase program during the first nine months of

2000 which lowered equity by $1,639. This was offset by year-to-date income of $3,142 and proceeds of $317 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $1,550, or $.15 per share. This cash dividend represents 49.3% of the year-to-date income. Management continues to utilize the proceeds from reinvested dividends and voluntary cash to purchase shares on the open market and redistribute these dollars back into the plan without the need for the issuance of common stock.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,099 for the third quarter and $3,142 for the first nine months of 2000, up slightly by .2% and down 3.9% compared to $1,097 and $3,271 for the same periods in 1999. Comparing year-to-date September 30, 2000 to September 30, 1999, return on assets decreased from .91% to .78% and return on equity decreased from 10.54% to 9.86%. Third quarter earnings per share equaled last year's $.31 per share and for the first nine months of 2000, earnings per share was $.89 per share, down 4.3% from 1999's $.93. The primary contributor to the minimal and decreasing growth in net income was an increase in noninterest expense of $108 and $1,088 for the third quarter and year-to-date periods of 2000 as compared to the same periods in 1999 that can be attributed to the opening of five additional Bank offices. Net interest income was down slightly by $104 or 1.9% for the third quarter of 2000, but was up $97 or .6% for the first nine months of 2000 as compared to the same periods in 1999. This year-to-date increase was primarily due to the growth in earning assets of $37,582 from December 31, 1999. Net interest income was negatively impacted in the first nine months of 2000 as compared to the same period in 1999 by a decline in the net interest margin due to the Bank's increase in funding costs of 53 basis points combined with a limited increase in asset yields of 5 basis points. Provision expense was up slightly by $18 for the third quarter, but was down $277 for the nine months ending September 30, 2000. This year-to-date decrease in provision expense can be attributed to the $9,779 increase in real estate mortgages and the $45 decrease in nonperforming loans, both of which lower the risks associated with the loan portfolio.

The decrease in net interest income after provision for the third quarter of 2000 was offset by a decrease in net noninterest expense of $124 or 3.6% for the same period. For the first nine months of 2000, the increase in net interest income after provision was offset by an increase in net noninterest expense of $546 or 5.5% for the same period. Total other income increased $232 or 35.3% for the third quarter and $542 or 27.4% over the first nine months in 2000 as compared to the same periods in 1999. Contributing to the gain was service charge income, impacted by the growth in deposit account volume, which contributed an additional $104 and $272 during the third quarter and year-to-date periods of 2000 as compared to the same periods in 1999. Total other expense increased $108 or 2.6% and $1,088 or 9.2% for the third quarter and year-to-date periods of 2000 as compared to the same periods in 1999. These increases were affected most by the increase of five new offices from June 1999 to June 2000. As a result, increases in occupancy and furniture and equipment expense totaled $128 and $416 for the third quarter and year-to-date periods of 2000 as compared to the same periods in 1999. Furthermore, the additional employees hired to staff these new offices was a factor in generating a year-to-date increase in salaries and employee benefits expense of $270 for the first nine months of 2000. For the third quarter of 2000, salary and employee benefits expense was down by $113 as compared to the same periods in 1999 due to reductions in incentive compensation plans. Contributing to the increase in other operating expense was computer software depreciation and general increases in overhead expenses. Management believes these increases in operating expenses that are currently evident from the growth in additional offices are necessary for the long-term growth of the Company, where income from these newer markets is expected to increase.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                            Company Ratios            Regulatory
                               September 30, 2000   December 31, 1999   Minimum
                              -------------------  ------------------ ----------
Tier 1 risk-based capital            11.7%             11.1%             4.00%
Total risk-based capital ratio       13.0%             12.3%             8.00%
Leverage ratio                        9.0%              8.1%             4.00%

Cash dividends paid of $1,550 for the first nine months of 2000 represents a 12.1% increase over the cash dividends paid during the same period in 1999. The increase in cash dividends paid is due to the additional shares outstanding during 2000 which were not outstanding during 1999 and to the increase in the dividend paid per share. At September 30, 2000, approximately 74% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock purchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $76,421 represented 13.8% of total assets at September 30, 2000. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2000, the Bank could borrow an additional $57 million from the Federal Home Loan Bank. Management also acquired approximately $22 million in additional deposits from the purchase of two West Virginia branches of Huntington National Bank completed in the third quarter of 1999. The Company experienced a decrease of $4,723 in cash and cash equivalents for the nine months ended September 30, 2000. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.  The table presents repricing opportunities strictly by maturity date without regard for repricing dates for variable rate products.  As compared to 12/31/99, there were no significant changes through the first nine months of 2000.

As of September 30, 2000                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2000      2001      2002      2003      2004     after    Total    09/30/00
Rate-Sensitive Assets:
Fixed interest rate loans             $  6,519  $  6,652  $ 12,271  $ 16,501  $ 23,380  $214,608  $279,931  $281,159
Average interest rate                   10.76%    12.04%    12.33%    11.02%    10.13%     8.23%     8.88%

Variable interest rate loans          $  9,433  $ 34,672  $  3,176  $  2,448  $  5,570  $106,753  $162,052  $161,328
Average interest rate                   11.27%    11.15%    10.49%     9.38%     9.72%     8.60%     9.39%

Fixed interest rate securities        $  3,809  $ 10,546  $ 11,299  $ 19,384  $  9,690  $ 21,636  $ 76,364  $ 76,004
Average interest rate                    6.55%     6.44%     6.24%     6.19%     6.59%     7.19%     6.58%

Other interest-bearing assets         $  3,025                                                    $  3,025  $  3,025
Average interest rate                    5.46%                                                       5.46%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  6,377  $  5,522  $  4,782  $  4,142  $  3,587  $ 23,180  $ 47,590  $ 47,590

Savings & Interest-bearing checking   $ 20,591  $ 16,857  $ 13,841  $ 11,399  $  9,416  $ 49,607  $121,711  $121,711
Average interest rate                    3.58%     3.63%     3.69%     3.74%     3.79%     4.08%     3.63%

Time deposits                         $ 60,744  $139,747  $ 38,662  $ 22,350  $  1,853  $  2,498  $265,854  $266,066
Average interest rate                    5.90%     6.26%     6.45%     6.36%     6.07%     7.00%     6.22%

Fixed interest rate borrowings        $  6,716  $ 10,459  $  5,288  $  3,098  $     85  $ 13,049  $ 38,695  $ 38,855
Average interest rate                    5.92%     6.39%     5.42%     5.71%     5.85%     7.57%     6.52%

Variable interest rate borrowings     $ 27,600                                                    $ 27,600  $ 27,600
Average interest rate                    5.72%                                                       5.72%

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

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
A.  Exhibit 27 - Financial Data Schedule [Exhibit is filed herewith.]
B.  No reports on Form 8-K were filed for the quarter ending September 30, 2000.



                                   OHIO VALLEY BANC CORP.
                                   ------------------------------------


    Date  November 14, 2000        /S/ James L. Dailey
          -----------------        ------------------------------------
                                   James L. Dailey
                                   Chairman of the Board


    Date  November 14, 2000        /S/ Jeffrey E. Smith
          -----------------        ------------------------------------
                                   Jeffrey E. Smith
                                   President and Chief Executive Officer