Form 10-K
period 2000-12-31
OHIO VALLEY BANC CORP
filed 2001-04-02
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2000

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001: $82,263,212

           The number of common shares of the registrant outstanding as of February 28, 2001: 3,477,282 common shares.

Exhibit Index begins on page 21.                             Page 1 of 67 pages.

                             Ohio Valley Banc Corp.
                                    Form l0-K
                                December 31, 2000

     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 2000 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
      Part II, Items 5, 6, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2001 are incorporated by reference into Part III, Items 10, 11, 12 and 13.



     Contents of Form 10-K

PART I
     Item 1       Business                                                    3
     Item 2       Properties                                                 14
     Item 3       Legal Proceedings                                          16
     Item 4       Submission of Matters to a Vote of Security Holders        16

PART II
     Item 5       Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       17
     Item 6       Selected Financial Data                                    18
     Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       18
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                                18
     Item 8       Financial Statements and Supplementary Data                18
     Item 9       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       18

PART III
     Item 10      Directors and Executive Officers of the Registrant         19
     Item 11      Executive Compensation                                     19
     Item 12      Security Ownership of Certain Beneficial Owners and
                   Management                                                19
     Item 13      Certain Relationships and Related Transactions             19

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  19

SIGNATURES                                                                   20

EXHIBIT INDEX                                                                21

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

  The Registrant has an equity interest in two minority-owned insurance companies. The first company, ProFinance Holdings Corporation, was acquired on October 5, 2000 and is engaged primarily in property and casualty insurance. The second company, Ohio Valley Financial Services, was acquired on January 10, 2000 as a joint venture with an insurance agency and is engaged primarily in life, homeowner and auto insurance. Both investments were approved under the guidelines of the State of Ohio Department of Insurance.

   The Bank is engaged in commercial and retail banking. Loan Central is engaged in consumer finance. Reference is hereby made to Item 1 (E), "Statistical Disclosure" and Item 8 of this Form 10-K for financial information pertaining to the Registrant's business through its subsidiaries.

                Description of Ohio Valley Banc Corp.'s Business

  The Registrant's business is incident to its 100% ownership of the outstanding stock of the Bank and Loan Central. The Bank is a full-service financial institution offering a blend of commercial, retail and agricultural banking services. Loans of all types and checking, savings and time deposits are offered, along with such services as safe deposit boxes, issuance of travelers' checks and administration of trusts. Loan Central, a consumer finance company, offers smaller balance consumer loans to individuals with nonconforming or nontraditional credit history. In addition to originating loans, the Bank invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law.

  Revenues from loans accounted for 82.50% in 2000, 82.38% in 1999 and 80.50% in 1998 of total consolidated revenues. Revenues from interest and dividends on securities accounted for 9.63%, 10.36% and 12.23% of total consolidated revenues in 2000, 1999 and 1998, respectively. The Bank presently has sixteen offices, all of which offer automatic teller machines. Seven of these offices also offer drive-up services. The Bank accounted for substantially all of the Registrant's consolidated assets at December 31, 2000.

  The banking business is highly competitive. The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are becoming increasingly visible. Loan Central's market presence further strengthens the Registrant's ability to compete in Gallia, Jackson and Pike County by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in Lawrence County which is outside the Bank's primary market area. The principal methods of competition are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The business of the Registrant and its subsidiaries is not seasonal, nor is it dependent upon a single or small group of customers.

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

  Commercial lending entails significant risks as compared with consumer lending
- - i.e., single-family residential mortgage lending, installment lending and credit card loans. In addition, the payment experience on commercial loans is typically dependent on adequate cash flows in order to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. Thus, commercial loans may be subject, to a greater extent, to adverse conditions in the economy generally or adverse conditions in a specific industry.

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

  The market area for real estate lending by the Bank is also located in southeastern Ohio. The Bank generally requires that the loan amount with respect to residential real estate loans be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one year adjustable to thirty year fixed rate mortgages. In the fourth quarter of 2000, the Bank began offering secondary market real estate loans through the West Virginia Housing Authority to enhance customer service and loan pricing. Real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney's opinion of title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as loss payee. Home equity lines of credit are generally made as second mortgages by the Bank. The home equity lines of credit are written with ten year terms but are reviewed annually. A variable interest rate is generally charged on the home equity lines of credit.

  Beginning in December 1996, the Bank began a phase of SuperBank branch openings with the objective of further enhancing customer service through extended hours and convenience as well as expanding the new market area of western West Virginia. From 1996 to 2000, the Bank opened seven SuperBank facilities within supermarkets and Wal-Mart stores. These new branches service the market areas of Gallia, Meigs and Lawrence counties in Ohio as well as the growing Kanawha and Cabell counties in West Virginia.

 In 1999, the Bank acquired two Huntington National Bank (HNB) branches in Milton and Barboursville, West Virginia (Cabell County), with the Milton office offering a traditional-style service. The Barboursville office, which represented a SuperBank facility, ceased its operations in 2000 with the opening of the nearby Huntington SuperBank office located in a Wal-Mart store.

  The Registrant acquired Jackson Savings Bank (Jackson), an Ohio state-chartered savings bank, in December 1998. Jackson then merged its operations into the Bank on November 11, 2000 with management's objective of improving operational efficiencies. The Registrant also continued to pursue other ventures that took advantage of newly enacted federal legislation to create new products and services. With the advent of the Gramm-Leach-Bliley Act, the Registrant participated as an investor in the acquisition of ProFinance Holdings Corporation, a property and casualty insurance underwriter and reinsurance company. The acquisition was made possible by combining the resources of five financial holding companies, a private equity firm and a group of insurance executives to purchase the insurance company on October 5, 2000. In addition, the Registrant formed a minority-owned subsidiary called Ohio Valley Financial Services. The subsidiary, which opened for business on January 2, 2001, is a joint venture insurance agency with an existing insurance agency (The Wiseman Agency, Inc.) that is located in Jackson, Ohio. Ohio Valley Financial Services will be able to offer customers life, homeowners and auto insurance.

                           Supervision and Regulation

  The following is a summary of certain statutes and regulations affecting the Registrant and the Bank. The summary is qualified in its entirety by reference to such statutes and regulations.

  The Registrant is subject to regulation under the BHC Act and to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

   In  November  of  1999,  the   Gramm-Leach-Bliley,   or  Financial   Services
Modernization Act was enacted, amending the BHC Act, modernizing the laws governing the financial services industry. This Act authorized the creation of financial holding companies, a new type of bank holding company with powers greatly exceeding those of traditional bank holding companies. The Registrant became a financial holding company during 2000. In order to become a financial holding company, a bank holding company and all of its depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Investment Act rating of at least satisfactory.

   Financial holding companies may engage in a wide variety of financial activities; any activity in the future not already included in the list that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve Board determines complementary to a financial activity and which does not pose a substantial safety and soundness risk. These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities. Because it has authority to engage in all financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve Board, such as the SEC and state insurance regulators. The Gramm-Leach-Bliley Act directs the Federal Reserve Board to rely to the maximum extent possible on examinations and reports prepared by functional regulators. The Federal Reserve Board is also prohibited from applying any capital standard directly to any functionally regulated subsidiary that is already in compliance with the capital requirements of its functional regulator.

   If a subsidiary bank of a financial holding company fails to be both well capitalized and well managed, the financial holding company must enter into a written agreement with the Federal Reserve Board within 45 days to comply with all applicable capital and management requirements. Until the Federal Reserve Board determines that the bank is again well capitalized and well managed, the Federal Reserve Board may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve Board finds to be appropriate or consistent with federal banking laws. If the financial holding company does not correct the capital or management deficiencies within 180 days, the financial holding company may be required to divest ownership or control of all banks, including state-chartered non-member banks and other well capitalized institutions owned by the financial holding company. If an insured bank subsidiary fails to maintain a satisfactory rating under the Community Reinvestment Act, the financial holding company may not engage in activities permitted only to financial holding companies until such time as the bank receives a satisfactory rating.

  In addition, the Gramm-Leach-Bliley Act fully closes the unitary thrift loophole which permits commercial companies to own and operate thrifts, reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding and protects banks from discriminatory state insurance regulation. The Gramm-Leach-Bliley Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

  As an Ohio state-chartered bank, the Bank is supervised and regulated by the Ohio Division of Financial Institutions. The Bank's deposits are insured up to applicable limits by the FDIC and are subject to the applicable provisions of the Federal Deposit Insurance Act. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below. The Registrant's insurance company investments, ProFinance Holdings Corporation and Ohio Valley Financial Services, are both supervised and regulated by the State of Ohio Department of Insurance.

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

  Because BIF became fully funded, BIF assessments for healthy commercial banks were reduced to $0 per year during 2000. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks during 2001 will be $0.020 per $100 in deposits. Based upon their level of deposits at December 31, 2000, the projected BIF assessment for the Bank would be $84,744 for 2001.

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

                                Other Information

  Management anticipates no material effect upon the capital expenditures, earnings and competitive position of the Registrant or its subsidiaries by reason of any laws regulating or protecting the environment. The Registrant believes that the nature of the operations of the subsidiaries has little, if any, environmental impact. The Registrant, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the foreseeable future. The subsidiaries may be required to make capital expenditures related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable. Neither the Registrant nor its subsidiaries have any material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities and no employees are engaged full-time in research activities. As of December 31, 2000, the Registrant and its subsidiaries employed 237 full-time equivalent employees. Management considers its relationship with its employees to be good.

  Financial Information About Foreign and Domestic Operations and Export Sales

  The Registrant's subsidiaries do not have any offices located in a foreign country and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure

  The following section contains certain financial disclosures relating to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2000 Annual Report to Shareholders which are hereby incorporated herein by reference.
                             Ohio Valley Banc Corp.
                             Statistical Information

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 2000, 1999 and 1998 are included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2000, 1999 and 1998 are included in Table II - "Rate Volume Analysis of Changes in Interest Income & Expense", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

                  Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.

                             Ohio Valley Banc Corp.
                             Statistical Information


II.      SECURITIES

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)                2000      1999      1998
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Treasury securities ..........  $  2,508  $  7,510  $ 18,143
       U.S. Government agency securities..    50,796    41,522     4,114
       Mortgage-backed securities.........     2,048     2,189
       Marketable equity securities.......     4,467     4,150     3,998
                                            --------- --------- ---------
        Total securities available-for-sale $ 59,819  $ 55,371  $ 26,255
                                            ========= ========= =========
    Securities Held-to-Maturity

       U.S. Treasury securities...........                      $    100
       U.S. Government agency securities..                        27,693
       Obligations of states and
         political subdivisions...........  $ 15,503  $ 15,690    17,195
       Mortgage-backed securities.........       264       319       381
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 15,767  $ 16,009  $ 45,369
                                            ========= ========= =========

B. Information required by this item is included in Table III - "Securities", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this item 1 by reference.

C.  Excluding   obligations  of  the  U.S.   Treasury  and  other  agencies  and
corporations of the U.S. Government, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of the Registrant.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(dollars in thousands)          2000      1999      1998      1997      1996
                                ----      ----      ----      ----      ----

    Real estate loans        $209,724  $201,625  $163,650  $120,697  $112,635
    Commercial loans          139,826   119,585    96,116    78,124    74,666
    Consumer loans             98,013    88,942    85,664    78,878    75,047
    All other loans               740     1,006     1,700     2,568     2,312
                             --------  --------  --------  --------  --------
                             $448,303  $411,158  $347,130  $280,267  $264,660
                             ========  ========  ========  ========  ========

                             Ohio Valley Banc Corp.
                            Statistical Information

B.  Maturities  and  Sensitivities  of  Loans to  Changes  in  Interest  Rates -
Information required by this item is included in table VII - "Maturity and Repricing Data of Loans", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

C.1. Risk Elements - Information required by this item is included in Table VI - "Summary of Nonperforming and Past Due Loans", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

2. Potential Problem Loans - At December 31, 2000, there are approximately $530,000 of loans, which are not included in Table VI - "Summary of Nonperforming and Past Due Loans" within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3. Foreign Outstandings - There were no foreign outstandings at December 31, 2000, 1999 or 1998.

4. Loan Concentrations - As of December 31, 2000, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III (A) above. Also refer to the Consolidated Financial Statements regarding concentrations of credit found within Note A of the Notes to the Consolidated Financial Statements of the Registrant's 2000 Annual Report to Shareholders incorporated herein by reference.

5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2000, there were no other interest-bearing assets that would be required to be disclosed under Item III
(C) if such assets were loans. At December 31, 2000, other real estate owned totaled $34,000.

                             Ohio Valley Banc Corp.
                            Statistical Information

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the years ended December 31:

    (dollars in thousands)        2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----

Balance, beginning of year....  $5,055    $4,277    $3,390    $3,180    $2,481

Loans charged-off:
    Real estate...............      92        41       110        39         5
    Commercial................      61       454       130       215        78
    Consumer..................   1,642     1,298     1,433       961       673
                              --------  --------  --------  --------  --------
   Total loans charged-off       1,795     1,793     1,673     1,215       756

Recoveries of loans:
    Real estate...............       4        13        40         1
    Commercial................                23        47        41        73
    Consumer..................     231       232       178       138        54
                              --------  --------  --------  --------  --------
    Total recoveries of loans      235       268       265       180       127

Net loan charge-offs..........  (1,560)   (1,525)   (1,408)   (1,035)     (629)

Provision charged to operations  1,890     2,303     2,295     1,245     1,328
                              --------  --------  --------  --------  --------
Balance, end of year..........  $5,385    $5,055    $4,277    $3,390    $3,180
                              ========  ========  ========  ========  ========

     Ratio of Net  Charge-offs  to Average Loans - Information  required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference. In addition, attention is directed to the caption "Loans" within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

V.       DEPOSITS

A. & B. Deposit Summary - Information required by this item is included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this Item 1 by reference.

                             Ohio Valley Banc Corp.
                            Statistical Information

C. & E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2000, 1999 or 1998.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the period ended December 31, 2000:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
      (dollars in thousands)           or less   6 months   12 months  12 months
                                      ---------  ---------  ---------  ---------

Certificates of deposit of
$100,000 or greater..................  $ 20,023   $ 18,685   $ 25,181   $ 24,083
Other time deposits of
$100,000 or greater..................     1,755        734      1,596      2,250
                                      ---------  ---------  ---------  ---------
Total time deposits of
$100,000 or greater..................  $ 21,778   $ 19,419   $ 26,777   $ 26,333
                                      =========  =========  =========  =========

VI.      RETURN ON EQUITY AND ASSETS

                  Information required by this section is included in Table IX - "Key Ratios", within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated into this
Item 1 by reference.

VII.     SHORT-TERM BORROWINGS

     The following schedule is a summary of securities sold under agreements to repurchase at December 31:

         (dollars in thousands)                    2000      1999      1998
                                                 --------  --------  --------
    Balance outstanding at period-end........... $ 18,345  $ 16,788  $ 19,066
                                                 --------  --------  --------
    Weighted average interest rate at period-end    5.28%     4.54%     3.96%
                                                 --------  --------  --------
    Average amount outstanding during year...... $ 17,606  $ 13,961  $ 18,148
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year..........................    4.88%     3.65%     3.77%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end................................ $ 22,690  $ 16,788  $ 25,112
                                                 --------  --------  --------

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

 The Bank has fifteen branch offices. A summary of these properties are as follows:

 1) Mini-Bank Office            437 Fourth Avenue, Gallipolis, OH 45631
 2) Jackson Pike Office         3035 State Route 160, Gallipolis, OH 45631
 3) Rio Grande Office           416 West College Avenue, Rio Grande, OH 45674
 4) Jackson Office              738 East Main Street, Jackson, OH 45640
 5) Waverly Office              507 W. Emmitt Avenue, Waverly, OH 45690
 6) Columbus Office             3700 South High Street, Columbus, OH 43207
 7) Point Pleasant Office       328 Viand Street, Point Pleasant, WV 25550
 8) SuperBank-Gallipolis Office 236 Second Avenue, Gallipolis, OH 45631
 9) SuperBank-Pomeroy Office    700 West Main Street, Pomeroy, OH 45769
10) Wal-Mart Gallipolis Office  2145 Eastern Avenue,  Gallipolis,  OH 45631
11) Wal-Mart Cross Lanes Office 100 Nitro Marketplace, Cross Lanes, WV 25315
12) Wal-Mart Southridge Office  2700 Mountaineer Blvd., S. Charleston,  WV 25309
13) Wal-Mart Huntington Office  5170 US Rt. 60 East, Huntington,  WV 25705
14) Milton Office               280 East Main Street, Milton,  WV 25541
15) Wal-Mart South Point Office US Rt. 52,  South Point, OH 45680

  The Columbus, Point Pleasant, SuperBank and Wal-Mart offices are all leased. The lease term for the Columbus facility is from November 1, 1999 to October 31, 2002, with a base rent of $10,680 per year. The Point Pleasant location has a lease term from July 1, 1997 to June 30, 2017, with a base rent of $30,000 per year. The lease term for the SuperBank-Gallipolis facility is from December 1, 1996 to November 30, 2001, with an option to renew for an additional five years. The base rent is $8,900 per year. The lease term for the SuperBank-Pomeroy facility is from August 1, 1998 to July 31, 2003, with a base rent of $13,000 per year. The lease term for the Wal-Mart Gallipolis location is from May 20, 1998 to May 31, 2003, with a base rent of $25,000 per year. The lease term for the Wal-Mart Cross Lanes location is from August 19, 1998 to August 31, 2003, with a base rent of $25,000 per year. The lease term for the Wal-Mart Southridge location is from August 27, 1999 to August 31, 2004, with a base rent of $32,000 per year. The lease term for the Wal-Mart Huntington facility is from February 1, 2000 to January 31, 2005, with a base rent of $25,000 per year. The lease term for the Wal-Mart South Point location is from November 4, 1999 to November 30, 2004, with a base rent of $25,000 per year.

  The Bank owns a facility at 143 Third Avenue, Gallipolis, Ohio used for additional office space. The Bank also owns a facility at 441 Second Avenue, Gallipolis, Ohio, which it leases to Caldwell Miller Financial Group, Inc. The primary lease term is from July 1, 1997 to June 30, 2002, with a base rent of $13,800 per year.

  Loan Central leases four facilities used as consumer finance offices located at 2145-E Eastern Avenue, Gallipolis, Ohio 45631; 348 County Road 410, Suite 3, South Point, Ohio 45680; 345 East Main Street, Jackson, Ohio 45640; and 505 West Emmitt Avenue, Suite 3, Waverly, Ohio 45690. The lease term for the Gallipolis office is from February 1, 1999 to February 1, 2004, with a base rent of $27,000 in 2000, $25,900 in 2001, $26,400 in 2002, $26,800 in 2003 and $2,200 for one
month in 2004. The lease term for the South Point office is from February 1, 1999 to February 1, 2004, with a base rent of $18,000 per year. The lease term for the Jackson office is from August 1, 2000 to July 31, 2005, with a base rent of $21,000 per year. The lease term for the Waverly office is from April 1, 1999 to March 31, 2004, with a base rent of $9,600 per year.

  Ohio Valley Financial Services and the Bank both conduct business in and lease an office located at 221 Main Street, Jackson, Ohio 45640. Both businesses share the lease cost of $5,400 per year. The lease term is from July 1, 1999 to July 1, 2002.

  Management considers its properties to be satisfactory for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

  There are no material pending legal proceedings against the Registrant or its subsidiaries, other than ordinary litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no matter submitted during the fourth quarter of 2000 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to Executive Officers who are directors is incorporated by reference to the information appearing under the caption "Election of Directors" on page 3 of the Registrant's 2001 Proxy Statement. Executive officers not required to be disclosed in the Proxy Statement are presented in the table below. Executive officers serve at the pleasure of the Board of Directors.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
- ------------------         ---------------------------------------

 Sue Ann Bostic, 59        Vice  President  of the  Registrant  beginning  1996,
                           Senior Vice  President,  Administrative  Group of the
                           Bank beginning 1996, Vice President, Support Services
                           Division of the Bank from 1993 to 1995.

Cherie A. Barr, 34         Vice  President  of  the  Registrant  beginning 1998,
                           President of Loan Central  beginning 2000,  President
                           and  Secretary  of Loan  Central  from  1999 to 2000,
                           Senior Vice  President  and Secretary of Loan Central
                           from 1998 to 1999,  Secretary  of Loan  Central  from
                           1997 to 1998,  Office  Manager of Loan  Central  from
                           1996  to  1997,  Office  Manager,   American  General
                           Finance, Gallipolis, Ohio from 1994 to 1996.

Katrinka V. Hart, 42       Vice  President  of the  Registrant  beginning  1995,
                           Senior Vice President, Retail Bank Group of the Bank beginning 1995.

Mario P. Liberatore, 55    Vice  President  of  the  Registrant  beginning 1997,
                           Senior Vice President, West Virginia Bank Group of the Bank beginning 1997, President of Bank One, Point
                           Pleasant, West Virginia, N.A. from 1995 to 1997.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
- ------------------         ---------------------------------------

E. Richard Mahan, 55       Senior Vice President and Secretary of the Registrant
                           beginning   2000,   Executive   Vice   President  and
                           Secretary  of the Bank  beginning  2000,  Senior Vice
                           President of the Registrant from 1999 to 2000, Executive Vice President of the Bank from 1999 to
                           2000,  Vice President of the Registrant  from 1995 to
                           1998, Senior Vice President, Commercial Bank Group of the Bank from 1995 to 1998.

Larry E. Miller, II, 36    Senior Vice President and Treasurer of the Registrant
                           beginning   2000,   Executive   Vice   President  and
                           Treasurer  of the Bank  beginning  2000,  Senior Vice
                           President of the Registrant from 1999 to 2000, Executive Vice President of the Bank from 1999 to
                           2000,  Vice President of the Registrant  from 1995 to
                           1998, Senior Vice President, Financial Bank Group of the Bank from 1995 to 1998.

Harold A. Howe, 51         Vice  President  of  the  Registrant  beginning 1998,
                           President of Jackson from 1994 to 2000.

David L. Shaffer, 42       Vice  President  of  the  Registrant  beginning 2000,
                           Senior Vice  President,  Commercial Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Commercial
                           Lending   of  the  Bank  from  1999  to  2000,   Vice
                           President,  Retail  Lending  of the Bank from 1994 to
                           1999.

Sandra L. Edwards, 53      Vice  President  of  the  Registrant  beginning 2000,
                           Senior Vice  President,  Financial  Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Management
                           Information  Systems  of the Bank  from 1999 to 2000,
                           Assistant Vice President, Operations Center Manager of the Bank from 1993 to 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The information required under this item is located under the caption "Summary of Common Stock Data" in the Registrant's 2000 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within
Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and to Note P - "Regulatory Matters". All such information is incorporated herein by reference. The Registrant was not involved in any sale of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

  The information required under this item is incorporated by reference to the information appearing under the caption "Selected Financial Data" of the Registrant's 2000 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Operations" appears within the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

  The information required under this item is included in Table VIII - "Rate Sensitivity Analysis" and the caption "Liquidity and Interest Rate Sensitivity" found within Management's Discussion and Analysis of Operations of the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Registrant's consolidated financial statements and related notes are listed below and incorporated herein by reference to the 2000 Annual Report to Shareholders. The "Report of Independent Auditors" and the unaudited supplementary "Consolidated Quarterly Financial Information (unaudited)" specified by Item 302 of Regulation S-K appear within the 2000 Annual Report to Shareholders and are incorporated by reference.

  Consolidated Statements of Condition as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
  Consolidated  Statements of Changes in Shareholders'  Equity for the years ended December 31, 2000, 1999 and 1998
  Consolidated Statements of Cash Flows for the years ended December 31, 2000,
    1999 and 1998
  Notes to the Consolidated Financial Statements
  Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No response required.

                                    PART III

  Information relating to the following items is included in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 11, 2001 ("2001 Proxy Statement") filed with the Commission and is incorporated by reference to the pages listed below into this Form 10-K Annual Report, provided, that neither the report on executive compensation nor the performance graph included in the Registrant's definitive proxy statement shall be deemed to be incorporated herein by reference.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Discussion located at pages 4-5 of 2001 Proxy Statement.
         See also Part I - "Executive Officers of the Registrant",  beginning on page 16 of this Form 10-K.
         No facts exist which would require disclosure under Item 405 of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION
         Discussion located at pages 5-8 of 2001 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT
         Discussion located at pages 1-3 of 2001 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Discussion located at page 9 of 2001 Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

A. (1) Financial Statements
  The following consolidated financial statements of the Registrant appear in the 2000 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

Consolidated   Statements  of  Condition  as  of  December  31,  2000  and  1999
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998
Notes to the Consolidated Financial Statements
Report of Independent Auditors

 (2) Financial Statement Schedules

  Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

  Reference is made to the Exhibit Index which is found on page 21 of this Form 10-K.

B. Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO VALLEY BANC CORP.

Date:  March 30, 2001                   By /s/James L. Dailey
                                           -----------------------------
                                           James L. Dailey, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

            Name                               Capacity
            ----                               --------

/s/James L. Dailey                      Chairman of the Board
- -----------------------------
James L. Dailey

/s/Jeffrey E. Smith                     President, Chief Executive Officer
- -----------------------------           and Director
Jeffrey E. Smith

/s/Lannes C. Williamson                 Director
- -----------------------------
Lannes C. Williamson

/s/Phil A. Bowman                       Director
- -----------------------------
Phil A. Bowman

/s/W. Lowell Call                       Director
- -----------------------------
W. Lowell Call

/s/Robert H. Eastman                    Director
- -----------------------------
Robert H. Eastman

/s/Merrill L. Evans                     Director
- -----------------------------
Merrill L. Evans

/s/Warren F. Sheets                     Director
- -----------------------------
Warren F. Sheets

/s/Thomas E. Wiseman                    Director
- -----------------------------
Thomas E. Wiseman

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

         13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000. [Exhibit is being filed herewith] (Not deemed filed except for portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K.)

         21 Subsidiaries of the Registrant [Exhibit is being filed herewith.]

         23 Consent of Independent Accountant - Crowe, Chizek and Company LLP.[Exhibit is being filed herewith.]