Form 10-Q
period 2001-03-31
OHIO VALLEY BANC CORP
filed 2001-05-15
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                                 MARCH 31, 2001


                         Commission file number: 0-20914

                             Ohio Valley Banc Corp
                             ----------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
         (State or other jurisdiction of incorporation or organization)

                                   31-1359191
                                   ----------
                     (I.R.S. Employer Identification Number)

                    420 Third Avenue. Gallipolis, Ohio 45631
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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


Common stock, $1.00 stated value                   Outstanding at April 30, 2001
                                                         3,467,282 common shares

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

================================================================================


                         Part I - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



Consolidated Balance Sheets.....................................              1

Consolidated Statements of Income...............................              2

Condensed Consolidated Statements of Changes in
   Shareholders' Equity.........................................              3

Condensed Consolidated Statements of Cash Flows.................              4

Notes to the Consolidated Financial Statements..................              5


Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......             10

Item 3 - Quantitative and Qualitative Disclosure About
            Market Risk.........................................             14

                           Part II - Other Information

Other Information and Signatures................................             15

                             OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)
================================================================================


                                                     March 31,      December 31,
                                                       2001             2000
                                                   ------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    13,480      $    14,569
Federal funds sold                                      13,300
                                                   ------------     ------------
     Total cash and cash equivalent                     26,780           14,569
Interest-bearing balances with banks                       868              816
Securities available-for-sale                           53,415           59,819
Securities held-to-maturity (estimated fair
  value:  2001 - $16,047 , 2000 - $16,111)              15,463           15,767
Total loans                                            451,049          448,303
  Less:  Allowance for loan losses                      (5,410)          (5,385)
                                                   ------------     ------------
     Net loans                                         445,639          442,918
Premises and equipment, net                              9,229            9,285
Accrued income receivable                                3,419            4,104
Intangible assets, net                                   1,364            1,396
Bank owned life insurance                               10,058            9,408
Other assets                                             4,315            3,576
                                                   ------------     ------------
          Total assets                             $   570,550      $   561,658
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    46,992      $    47,661
Interest-bearing deposits                              390,572          384,710
                                                   ------------     ------------
     Total deposits                                    437,564          432,371
Securities sold under agreements to repurchase          12,125           18,345
Other borrowed funds                                    62,083           53,622
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                     5,000            5,000
Accrued liabilities                                      8,821            7,828
                                                    -----------     ------------
          Total liabilities                            525,593          517,166
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
    shares authorized; 2001 - 3,559,771 shares
    issued, 2000 - 3,559,770 shares issued)              3,560            3,560
Additional paid-in capital                              28,760           28,760
Retained earnings                                       14,401           13,817
Accumulated other comprehensive income                     822              436
Treasury stock at cost (2001 - 92,489 shares,
  2000 - 72,489 shares)                                 (2,586)          (2,081)
                                                    -----------     ------------
          Total shareholders' equity                    44,957           44,492
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  570,550      $   561,658
                                                    ===========     ============




================================================================================
               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                                     Three months ended
                                                           March 31,
                                                  2001                  2000
                                             -------------         -------------
Interest and dividend income:
     Loans, including fees                   $     10,389          $      9,495
     Securities:
        Taxable                                       810                   808
        Tax exempt                                    193                   193
     Dividends                                         80                    72
     Other Interest                                    51                    84
                                             -------------         -------------
                                                   11,523                10,652

Interest expense:
     Deposits                                       5,256                 4,631
     Repurchase agreements                            175                   150
     Other borrowed funds                             790                   599
     Obligated mandatorily redeemable capital
         securities of subsidiary trust               133
                                             -------------         -------------
                                                    6,354                 5,380
                                             -------------         -------------

Net interest income                                 5,169                 5,272
Provision for loan losses                             427                   302
                                             -------------         -------------
Net interest income after provision
    for loan losses                                 4,742                 4,970

Noninterest income:
     Service charges on deposit accounts              698                   333
     Trust fees                                        55                    53
     Income from bank owned insurance                 138                   113
     Other                                            275                   263
                                             -------------         -------------
                                                    1,166                   762

Noninterest expense:
     Salaries and employee benefits                 2,363                 2,371
     Occupancy expense                                316                   325
     Furniture and equipment expense                  273                   294
     Data processing expense                          107                    70
     Other                                          1,320                 1,213
                                             -------------         -------------
                                                    4,379                 4,273
                                             -------------         -------------

Income before income taxes                          1,529                 1,459
Provision for income taxes                            422                   407
                                             -------------         -------------

NET INCOME                                   $      1,107          $      1,052
                                             =============         =============

Earnings per share                           $       0.32          $       0.30
                                             =============         =============

================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (dollars in thousands)
================================================================================

                                                    Three months ended March 31,
                                                       2001             2000
                                                   ------------     ------------

Balance at beginning of period                     $    44,492      $    42,708

Comprehensive income:
   Net income                                            1,107            1,052
   Net change in unrealized gain on available-
     for-sale securities                                   386             (247)
                                                   ------------     ------------
        Total comprehensive income                       1,493              805

Proceeds from issuance of common
   stock through dividend reinvestment
   plan, (2001 - 1 share, 2000 - 4 shares)

Cash dividends (2001 - $.15 per share,
   2000 - $.14 per share)                                 (523)            (496)

Shares acquired for treasury (2001 - 20,000
   shares, 2000 - 5,300 shares)                           (505)            (167)
                                                   ------------     ------------

Balance at end of period                           $    44,957      $    42,850
                                                   ============     ============




================================================================================

               See notes to the consolidated financial statements.

                           OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                    Three months ended March 31,
                                                     2001               2000
                                                 ------------       ------------

Net cash provided by operating activities        $     2,418        $     1,623

Investing activities
     Proceeds from maturities of
        securities available-for-sale                  9,067              1,545
     Purchases of securities available-
        for-sale                                      (2,000)            (2,982)
     Proceeds from maturities of
        securities held-to-maturity                      291                856
     Purchases of securities held-to-maturity                              (223)
     Change in interest-bearing deposits
        in other banks                                   (52)               263
     Net increase in loans                            (3,148)           (10,490)
     Purchases of premises and equipment, net           (241)              (601)
     Purchases of insurance contracts, net              (530)              (500)
                                                 ------------       ------------
          Net cash used in investing activities        3,387            (12,132)

Financing activities
     Change in deposits                                5,193             24,448
     Cash dividends                                     (523)              (496)
     Purchases of treasury stock                        (505)              (167)
     Change in securities sold under
        agreements to repurchase                      (6,220)            (2,497)
     Proceeds from long-term borrowings               15,025              1,250
     Repayment of long-term borrowings                (5,395)            (2,401)
     Change in other short-term borrowings            (1,169)            (2,415)
                                                 ------------       ------------
          Net cash from financing activities           6,406             17,722
                                                 ------------       ------------

Change in cash and cash equivalents                   12,211              7,213
Cash and cash equivalents at beginning of year        14,569             19,000
                                                 ------------       ------------
Cash and cash equivalents at March 31,           $    26,780        $    26,213
                                                 ============       ============





================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. and its wholly owned subsidiaries The Ohio Valley Bank Company and Loan Central, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at March 31, 2001, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. For the three months ended March 31, 2001 and 2000, Ohio Valley Banc Corp. paid interest in the amount of $6,256 and $4,466, respectively. For the three months ended March 31, 2001, Ohio Valley Banc Corp. paid income taxes of $402 as compared to no income taxes that were paid during the same period in 2000.

Earnings per share is computed based on the weighted average shares outstanding during the period. For the three months ended March 31, 2001 and 2000, weighted average shares outstanding were 3,480,615 and 3,541,471, respectively.

The majority of the Company's income is derived from commercial and retail business lending activities. Management considers the Company to operate in one segment, banking.




================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                           Amortized      Unrealized     Unrealized       Fair
                             Cost           Gains          Losses        Values
March 31, 2001            ----------     -----------    ------------   ---------

Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $   2,000      $        8                    $  2,008
U.S. Government agency
   securities                43,625           1,237     $        (2)     44,860
Mortgage-backed securities    1,998               4              (2)      2,000
Equity securities             4,547                                       4,547
                          ----------     -----------    ------------   ---------
     Total securities     $  52,170      $    1,249     $        (4)   $ 53,415
                          ==========     ===========    ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $  15,211      $      609     $       (16)   $ 15,804
Mortgage-backed securities      252               1             (10)        243
                          ----------     -----------    ------------   ---------
     Total securities     $  15,463      $      610     $       (26)   $ 16,047
                          ==========     ===========    ============   =========


December 31, 2000

Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $    2,499     $         9                    $ 2,508
U.S. Government agency
  securities                  50,127             711    $       (42)     50,796
Mortgage-backed securities     2,065               1            (18)      2,048
Equity securities              4,467                                      4,467
                          -----------    ------------   ------------   ---------
    Total securities      $   59,158     $       721    $       (60)   $ 59,819
                          ===========    ============   ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
  political subdivisions  $   15,503     $       383    $       (25)   $ 15,861
Mortgage-backed securities       264               1            (15)        250
                          -----------    ------------   ------------   ---------
     Total securities     $   15,767     $       384    $       (40)   $ 16,111
                          ===========    ============   ============   =========





================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                                     Estimated                        Estimated
                       Amortized       Fair            Amortized        Fair
                         Cost          Value             Cost           Value
                     ------------   -----------       -----------    -----------
Debt securities:
 Due in one year
   or less           $     9,031    $    9,116        $    1,884     $    1,897
Due in one to
  five years              35,594        36,743             6,852          7,151
Due in five to
  ten years                1,000         1,009             3,523          3,671
Due after ten years                                        2,952          3,085
Mortgage-backed sec.       1,998         2,000               252            243
                     ------------   -----------       -----------    -----------
Total debt
  securities         $    47,623    $   48,868        $   15,463     $   16,047
                     ============   ===========       ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first three months of 2001 and 2000.



NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                               March 31,            December 31,
                                                 2001                   2000
                                         ----------------       ----------------

Real estate loans                        $       208,068        $       209,724
Commercial and industrial loans                  144,436                139,826
Consumer loans                                    97,940                 98,013
Other loans                                          605                    740
                                         ----------------       ----------------
                                         $       451,049        $       448,303
                                         ================       ================

At March 31, 2001 and December 31, 2000, loans on nonaccrual status were approximately $2,812 and $2,948, respectively. Loans past due more than 90 days and still accruing at March 31, 2001 and December 31, 2000 were $2,449 and $3,691, respectively.


================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31 is as follows:
                                              2001                    2000
                                        ----------------        ----------------

Balance - January 1,                    $         5,385         $         5,055
Loans charged off:
     Real estate                                     43                       3
     Commercial                                       5                      15
     Consumer                                       516                     407
                                        ----------------        ----------------
          Total loans charged off                   564                     425
Recoveries of loans:
     Real estate                                      4
     Commercial                                       5
     Consumer                                       153                      59
                                        ----------------        ----------------
          Total recoveries                          162                      59
                                        ----------------        ----------------

Net loan charge-offs                               (402)                   (366)

Provision charged to operations                     427                     302
                                        ----------------        ----------------
Balance - March 31,                     $         5,410         $         4,991
                                        ================        ================


Information regarding impaired loans is as follows:
                                                March 31,         December 31,
                                                 2001                 2000
                                            --------------       ---------------

Balance of impaired loans                   $       1,003        $        1,233
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $       1,003        $        1,233
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         540        $          530
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       1,118        $        1,266
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended March 31, 2001 and December 31, 2000.






================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 5.88% of total loans were unsecured at March 31, 2001 as compared to 6.25% at December 31, 2000.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 2001, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $51,252 as compared to $52,135 at December 31, 2000.

NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at March 31, 2001 and December 31, 2000 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2001      $ 50,686             $ 5,897             $ 5,500           $ 62,083
2000      $ 44,753             $ 5,594             $ 3,275           $ 53,622

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $76,029 and $4,547 at March 31, 2001. Fixed rate FHLB advances of $50,686 mature through 2010 and have interest rates ranging from 4.88% to 7.08%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 5.00% to 7.25% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled principal payments over the next five years are to be:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2001         $        8,436       $         5,399       $  5,500      $  19,335
2002                 11,042                   498                        11,540
2003                  9,929                                               9,929
2004                  4,484                                               4,484
2005                  2,611                                               2,611
Thereafter           14,184                                              14,184
            ----------------      ----------------      ----------    ----------
            $        50,686       $         5,897       $   5,500     $  62,083
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $44,845 at March 31, 2001 and $33,100 at December 31, 2000. Various investment securities from the Bank used to collateralize FRB notes totaled $6,315 at March 31, 2001 and $9,165 at December 31, 2000. Promissory notes were unsecured at March 31, 2001 and December 31, 2000.

================================================================================

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at March 31, 2001, compared to December 31, 2000, and the consolidated results of operations for the quarterly period ending March 31, 2001, compared to the same period in 2000. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $8,892 or 1.6% to reach $570,550 at March 31, 2001. Contributing to this asset growth was the increase in federal funds sold which grew $13,300 during the first three months of 2001. With the anticipation of upcoming commercial loan originations, management will use the federal funds sold balances as a funding source. The large increase in federal funds sold was funded partially by the maturities of various government agency securities which lead to a total investment decrease of $6,708. The demand for these types of investments decreased due to the decline in yield on reinvestment opportunities as well as the reduced pledging requirements to support public fund deposits.

Also contributing to asset growth was loans, which grew $2,746 during the first three months of 2001. Loans were funded by growth in deposits of $5,193 or 1.2%, of which a portion was used to reduce securities sold under agreements to repurchase which are down $6,220. During the first three months of 2001, loan growth was led by commercial loans expanding $4,610 or 3.3%. Approximately 84% of these loans were originated in the primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio and 9% was from the West Virginia market areas. Real estate mortgages decreased $1,656 and consumer loans decreased $73 during the first three months in 2001. Management believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values as well as a large portfolio mix of real estate mortgages. A comprehensive analysis of the allowance for loan and lease loss is performed on a quarterly basis to ensure its adequacy. As a percentage of total loans, the allowance for loan losses at March 31, 2001 and December 31, 2000 was 1.20%.

Total  deposit  growth was  primarily  in savings  and  interest-bearing  demand deposits increasing $8,996 or 7.7%. While the Company's Gold Club account continues to impact this area of deposit growth, the largest portion of this increase was related to the collection of real estate taxes by local municipalities who maintain various deposit accounts within the bank. These deposits from tax collections are short-term in nature and also had an impact on the increase in federal funds which represent overnight investments. This growth was offset by decreases in time deposits of $3,134 and non-interest bearing deposits of $669 during the first three months of 2001. Management utilized this net deposit growth to help fund the growth in loans and to reduce securities sold under agreements to repurchase.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are up $8,461 from December 31, 2000, with the increase occurring primarily in long-term FHLB borrowings. Securities sold under agreements to repurchase are down $6,220 from December 31, 2000.

Total shareholders' equity at March 31, 2001 of $44,957 was up by $465 as compared to the balance of $44,492 on December 31, 2000. Contributing to this increase was year-to-date income of $1,107 less cash dividends paid of $523, or $.15 per share. The cash dividend represents 47.2% of the year-to-date income. There were minimal proceeds from the issuance of common stock through the dividend reinvestment plan during the first three months of 2001. Management has instead utilized the proceeds from reinvested dividends and voluntary cash to purchase shares on the open market and redistribute these dollars back into the plan without the need for the issuance of common stock. Furthermore, as part of the stock repurchase program, the Company purchased 20,000 additional treasury shares during the first three months of 2001. The stock repurchase program limits the purchase of shares to 5% of the total shares outstanding. As of April 30, 2001, the Company had over 80,800 shares available to purchase.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,107 for the first quarter of 2001, up 5.2% compared to $1,052 for the first quarter of 2000. Comparing March 31, 2001 to March 31, 2000, return on assets was unchanged at .80% and return on equity increased from 9.90% to 10.11%. First quarter earnings per share was $.32 per share, up 6.7% over last year's $.30 per share. The primary contributors to the gain in net income was a $404 or 53% increase in noninterest income offset by a $103 decline in net interest income and a $125 increase in provision for loan losses.

The decrease in net interest income was primarily due to the increase in the Bank's funding costs resulting in a lower net interest margin. Earning assets increased $9,390 from December 31, 2000 largely due to the growth in federal funds sold. This growth was offset be declines in investment securities and moderate growth in loans. Additionally, the Company's $5,000 trust preferred security that was issued in the fourth quarter of 2000 brought an additional $133 in interest expense during the first three months of 2001 that was not present during the same period last year. As a result, net interest income was negatively impacted in the first three months of 2001 as compared to the same period in 2000 by a decline in the net interest margin due to the Bank's cost of funds increasing 43 basis points and asset yields only increasing by 23 basis points. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 14.

The decrease in net interest income was offset by net noninterest expense decreasing $298 or 8.5% for the first quarter in 2001 compared to the same period in 2000. Total noninterest income increased $404 or 53.0% for the first three months in 2001 compared to the same period in 2000. Contributing most to this gain was service charge income, impacted by the addition of new products and services, which contributed an additional $365 during the first quarter compared to the same period in 2000. Total noninterest expense increased $106 or only 2.5% for the first quarter compared to the same period in 2000. Contributing the most to this minimal increase was the decline in salary and employee benefits, which are down $8 over the first three months of 2000. This decline can be attributed to the decrease in the Company's full-time equivalent employee base from 257 at March 31, 2000 to 239 at March
31, 2001, as more emphasis has been placed on reallocating employee responsibilities as opposed to employee expansion. The growth in additional offices and fixed assets experienced in 1999 and 2000 has been stable throughout the first quarter of 2001. This has provided for the decrease in occupancy expense and furniture and equipment expense which are collectively down $30. Furthermore, data processing and other operating expense are up $144 over the first quarter of 2000 due to computer software depreciation and general increases in overhead expenses.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                           Company Ratios             Regulatory
                                March 31, 2001    December 31, 2000     Minimum
                              ----------------   ------------------   ----------

Tier 1 risk-based capital            11.1%              11.2%            4.00%
Total risk-based capital ratio       12.4%              12.5%            8.00%
Leverage ratio                        8.5%               8.5%            4.00%

Cash dividends paid of $523 for the first three months of 2001 represents a 5.4% increase over the cash dividends paid during the same period in 2000. The increase in cash dividends paid is largely due to the increase in the dividend rate paid per share. At March 31, 2001, approximately 73% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

On February 28, 2001, the Registrant along with two other financial holding companies acquired BSG Title Services, a title insurance company based in Delaware, Ohio. The Registrant secured a 40% minority interest in this company by investing $20. The new acquisition takes advantage of the Gramm-Leach-Bliley Act and further expands the Registrant's products and services.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $82,947 represented 14.5% of total assets at March 31, 2001. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2001, the Bank could borrow an additional $47 million from the Federal Home Loan Bank. The Company experienced an increase of $12,211 in cash and cash equivalents for the three months ended March 31, 2001. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.  The table presents repricing opportunities strictly by maturity date without regard for repricing dates for variable rate products.  As compared to 12/31/00, there were no significant changes through the first three months of 2001.

As of March 31, 2001                                     Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2001      2002      2003      2004      2005     after    Total    03/31/01
Rate-Sensitive Assets:
Fixed interest rate loans             $  8,228  $  8,264  $ 14,306  $ 22,242  $ 21,761  $204,870  $279,671  $282,513
Average interest rate                   10.66%    11.85%    11.80%    10.55%     9.73%     8.23%     8.90%

Variable interest rate loans          $ 35,541  $ 15,228  $  2,084  $  4,660  $  5,347  $108,518  $171,378  $172,025
Average interest rate                   10.08%     9.68%     8.89%     8.86%     9.27%     8.52%     8.98%

Fixed interest rate securities        $  8,244  $ 11,274  $ 13,358  $ 10,687  $  8,792  $ 15,278  $ 67,633  $ 69,462
Average interest rate                    6.47%     6.24%     6.23%     6.57%     7.30%     6.94%     6.61%

Federal Funds Sold                    $ 13,300                                                    $ 13,300  $ 13,300
Average interest rate                    4.87%                                                       4.87%

Other interest-bearing assets         $    868                                                    $    868  $    868
Average interest rate                    3.08%                                                       3.08%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  6,767  $  5,793  $  4,958  $  4,244  $  3,633  $ 21,597  $ 46,992  $ 46,992

Savings & Interest-bearing checking   $ 21,022  $ 17,401  $ 14,426  $ 11,977  $  9,959  $ 51,146  $125,931  $125,931
Average interest rate                    3.35%     3.37%     3.40%     3.43%     3.45%     3.58%     3.47%

Time deposits                         $150,163  $ 80,896  $ 26,286  $  3,373  $  1,848  $  2,075  $264,641  $268,532
Average interest rate                    6.24%     6.08%     6.26%     6.01%     6.60%     6.83%     6.20%

Fixed interest rate borrowings        $ 13,834  $ 11,540  $  9,929  $  4,484  $  2,611  $ 19,184  $ 61,582  $ 61,708
Average interest rate                    6.32%     5.65%     5.52%     5.47%     5.49%     6.90%     6.15%

Variable interest rate borrowings     $ 17,775                                                    $ 17,775  $ 17,775
Average interest rate                    4.47%                                                       4.47%

                                                          (Continued)
                                                              14

                              OHIO VALLEY BANC CORP
                                MATURITY ANALYSIS

================================================================================

Item 3. Quantitative and Qualitative Disclosure About Market Risk (continued)

The decline in prime rate during the first quarter of 2001 had an immediate impact on the Company's net interest margin due to variable rate assets tied to prime outweighing variable rate liabilities tied to prime. As the year progresses, management expects that impact to be offset by a larger volume of fixed rate liabilities repricing downward quicker than fixed rate assets. Based on the gap model, the Company's one year cumulative gap is liability sensitive, which should benefit the Company over the long term in a declining rate environment.

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

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------
B.  No reports on Form 8-K were filed for the quarter ending March 31, 2001.


                                     OHIO VALLEY BANC CORP.
                                     -------------------------------------------


Date    May 14, 2001                 /s/ Jeffrey E. Smith
      -------------------            -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    May 14, 2001                 /s/ Larry E. Miller, II
      -------------------            -------------------------------------------
                                     Larry E. Miller, II
                                     Senior Vice President and Treasurer




================================================================================