Form 10-Q
period 2001-06-30
OHIO VALLEY BANC CORP
filed 2001-08-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                                  JUNE 30, 2001


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


Common stock, $1.00 stated value                   Outstanding  at July 31, 2001
                                                         3,456,184 common shares

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

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

                              OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)
================================================================================


                                                     June 30,       December 31,
                                                       2001            2000
                                                  -------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks  $     13,772      $    14,569
Federal funds sold                                       3,750
                                                  -------------     ------------
  Total cash and cash equivalents                       17,522           14,569
Interest-bearing balances with banks                       952              816
Securities available-for-sale                           49,359           59,819
Securities held-to-maturity
 (estimated fair value:  2001 - $16,166,
 2000 - $16,111)                                        15,640           15,767
Total loans                                            471,802          448,303
  Less:  Allowance for loan losses                      (5,671)          (5,385)
                                                  -------------     ------------
     Net loans                                         466,131          442,918
Premises and equipment, net                              9,057            9,285
Accrued income receivable                                3,586            4,104
Intangible assets, net                                   1,331            1,396
Bank owned life insurance                               10,184            9,408
Other assets                                             4,057            3,576
                                                  -------------    -------------
          Total assets                            $    577,819     $    561,658
                                                  =============    =============

LIABILITIES
Noninterest-bearing deposits                      $     51,640     $     47,661
Interest-bearing deposits                              377,266          384,710
                                                  -------------    -------------
     Total deposits                                    428,906          432,371
Securities sold under agreements to repurchase          19,492           18,345
Other borrowed funds                                    69,765           53,622
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                     5,000            5,000
Accrued liabilities                                      9,230            7,828
                                                  -------------    -------------
          Total liabilities                            532,393          517,166
                                                  -------------    -------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
 shares authorized; 2001 - 3,559,773 shares
 issued, 2000 - 3,559,770 shares issued)                 3,560            3,560
Additional paid-in capital                              28,760           28,760
Retained earnings                                       15,000           13,817
Accumulated other comprehensive income                     847              436
Treasury stock at cost (2001 - 98,589 shares,
 2000 - 72,489 shares)                                  (2,741)          (2,081)
                                                  -------------    -------------
          Total shareholders' equity                    45,426           44,492
                                                  -------------    -------------
               Total liabilities and
                shareholders' equity              $    577,819     $    561,658
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 10,727   $  9,878   $ 21,116   $ 19,373
     Securities:
          Taxable                          726        852      1,536      1,660
          Tax exempt                       192        190        385        383
     Dividends                              82         77        162        149
     Other Interest                        140        103        191        187
                                      ---------  ---------  ---------  ---------
                                        11,867     11,100     23,390     21,752

Interest expense:
     Deposits                            4,922      4,902     10,178      9,534
     Repurchase agreements                 153        218        328        367
     Other borrowed funds                  874        658      1,664      1,257
     Obligated mandatorily redeemable
        capital securities of
        subsidiary trust                   132                   265
                                      ---------  ---------  ---------  ---------
                                         6,081      5,778     12,435     11,158
                                      ---------  ---------  ---------  ---------

Net interest income                      5,786      5,322     10,955     10,594
Provision for loan losses                  646        407      1,073        709
                                      ---------  ---------  ---------  ---------
Net interest income after provision      5,140      4,915      9,882      9,885

Noninterest income:
     Service charges on deposit accounts   774        390      1,472        723
     Trust fees                             60         58        115        111
     Income from bank owned insurance      146        114        284        222
     Other                                 331        304        606        573
                                      ---------  ---------  ---------  ---------
                                         1,311        866      2,477      1,629

Noninterest expense:
     Salaries and employee benefits      2,591      2,343      4,954      4,714
     Occupancy expense                     310        340        626        665
     Furniture and equipment expense       266        317        539        611
     Data processing expense               115        118        222        189
     Other                               1,572      1,284      2,892      2,497
                                      ---------  ---------  ---------  ---------
                                         4,854      4,402      9,233      8,676
                                      ---------  ---------  ---------  ---------

Income before income taxes               1,597      1,379      3,126      2,838
Provision for income taxes                 443        388        865        795
                                      ---------  ---------  ---------  ---------

NET INCOME                            $  1,154   $    991   $  2,261   $  2,043
                                      =========  =========  =========  =========

Earnings per share                    $   0.33   $   0.28   $   0.65   $   0.58
                                      =========  =========  =========  =========

================================================================================

               See notes to the consolidated financial statements.

                             OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (dollars in thousands)
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------


Balance at beginning of period        $ 44,957   $ 42,850   $ 44,492   $ 42,708

Comprehensive income:
   Net income                            1,154        991      2,261      2,043
   Net change in unrealized
     gain or loss on available-for-sale
     securities                             25        107        411       (140)
                                      ---------  ---------  ---------  ---------
        Total comprehensive income       1,179      1,098      2,672      1,903

Proceeds from issuance of common
  stock through dividend reinvestment
  plan                                                193                   193

Cash dividends                            (555)      (527)    (1,078)    (1,023)

Shares acquired for treasury              (155)      (937)      (660)    (1,104)
                                      ---------  ---------  ---------  ---------

Balance at end of period              $ 45,426   $ 42,677   $ 45,426   $ 42,677
                                      =========  =========  =========  =========





================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                     Six months ended June 30,
                                                     2001               2000
                                                 ------------       ------------

Net cash provided by operating activities        $     4,839        $     4,767

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 16,574              2,606
     Purchases of securities available-
        for-sale                                      (5,331)            (6,368)
     Proceeds from maturities of
        securities held-to-maturity                      911              1,118
     Purchases of securities held-to-maturity           (811)              (718)
     Change in interest-bearing deposits
        in other banks                                  (136)               415
     Net increase in loans                           (24,286)           (21,798)
     Purchases of premises and equipment, net           (364)              (723)
     Purchases of insurance contracts, net              (530)              (905)
                                                 ------------       ------------
          Net cash used in investing activities      (13,973)           (26,373)

Financing activities
     Change in deposits                               (3,465)            17,690
     Cash dividends                                   (1,078)            (1,023)
     Proceeds from issuance of common stock                                 193
     Purchases of treasury stock                        (660)            (1,104)
     Change in securities sold under
        agreements to repurchase                       1,147                364
     Proceeds from long-term borrowings               26,077              5,250
     Repayment of long-term borrowings                (7,117)            (5,976)
     Change in other short-term borrowings            (2,817)              (299)
                                                 ------------       ------------
          Net cash from financing activities          12,087             15,095
                                                 ------------       ------------

Change in cash and cash equivalents                    2,953             (6,511)
Cash and cash equivalents at beginning of year        14,569             19,000
                                                 ------------       ------------
Cash and cash equivalents at June 30,            $    17,522        $    12,489
                                                 ============       ============

Cash paid for interest                           $    12,915        $    10,979
Cash paid for income taxes                             1,365                825


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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp and its wholly owned subsidiaries The Ohio Valley Bank Company and Loan Central, Inc., together referred to as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 2001, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings and interest-bearing deposits with other financial institutions.

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,466,293 and 3,519,434 for the three months ending June 30, 2001 and June 30, 2000, respectively. Weighted average shares outstanding were 3,473,414 and 3,530,453 for the six months ending June 30, 2001 and June 30, 2000, respectively.

The majority of the Company's income is derived from commercial and retail business lending activities. Management considers the Company to operate in one segment, banking.

In June 2001, the Financial Accounting Standings Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company will be required to adopt this statement on January 1, 2002. The adoption of this statement will not materially impact the Company's financial statements.

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

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                           Amortized      Unrealized     Unrealized       Fair
                             Cost           Gains          Losses        Values
June 30, 2001             ----------     -----------    ------------   ---------

Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $     500      $        2                    $    502
U.S. Government agency
   securities                41,078           1,275     $        (1)     42,352
Mortgage-backed securities    1,868               8                       1,876
Equity securities             4,629                                       4,629
                          ----------     -----------    ------------   ---------
     Total securities     $  48,075      $    1,285     $        (1)   $ 49,359
                          ==========     ===========    ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $  15,404      $      559     $       (24)   $ 15,939
Mortgage-backed securities      236                              (9)        227
                          ----------     -----------    ------------   ---------
     Total securities     $  15,640      $      559     $       (33)   $ 16,166
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

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                                     Estimated                        Estimated
                       Amortized       Fair            Amortized        Fair
                         Cost          Value             Cost           Value
                     ------------   -----------       -----------    -----------
Debt securities:
 Due in one year
   or less           $    13,483    $   13,603        $    1,842     $    1,853
Due in one to
  five years              27,095        28,239             6,698          7,003
Due in five to
  ten years                1,000         1,012             4,112          4,234
Due after ten years                                        2,752          2,849
Mortgage-backed sec.       1,868         1,876               236            227
                     ------------   -----------       -----------    -----------
Total debt
  securities         $    43,446    $   44,730        $   15,640     $   16,166
                     ============   ===========       ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method, however there were no sales of debt and equity securities during the first six months of 2001 and 2000.



NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                             June 30,              December 31,
                                               2001                    2000
                                         ----------------       ----------------

Real estate loans                        $       212,635        $       209,724
Commercial and industrial loans                  155,150                139,826
Consumer loans                                   103,102                 98,013
Other loans                                          915                    740
                                         ----------------       ----------------
                                         $       471,802        $       448,303
                                         ================       ================

At June 30, 2001 and December 31, 2000, loans on nonaccrual status were approximately $3,789 and $2,948, respectively. Loans past due more than 90 days and still accruing at June 30, 2001 and December 31, 2000 were $2,372 and $3,691, respectively.


================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30 is as follows:
                                               2001                    2000
                                        ----------------        ----------------

Balance - January 1,                    $         5,385         $         5,055
Loans charged off:
     Real estate                                     90                      42
     Commercial                                      15                      15
     Consumer                                       970                     737
                                      ------------------       -----------------
          Total loans charged off                 1,075                     794
Recoveries of loans:
     Real estate                                      9                       1
     Commercial                                      16
     Consumer                                       263                     129
                                      ------------------       -----------------
          Total recoveries                          288                     130
                                      ------------------       -----------------

Net loan charge-offs                               (787)                   (664)

Provision charged to operations                   1,073                     709
                                      ------------------       -----------------
Balance - June 30,                    $           5,671        $          5,100
                                      ==================       =================


Information regarding impaired loans is as follows:
                                               June 30,            December 31,
                                                 2001                  2000
                                            --------------       ---------------

Balance of impaired loans                   $         949        $        1,233
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $         949        $        1,233
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         550        $          530
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       1,091        $        1,266
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended June 30, 2001 and June 30, 2000.






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

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 5.43% of total loans were unsecured at June 30, 2001 as compared to 6.25% at December 31, 2000.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 2001, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $52,900 as compared to $52,135 at December 31, 2000.

NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at June 30, 2001 and December 31, 2000 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2001      $ 60,020             $ 4,519             $ 5,226           $ 69,765
2000      $ 44,753             $ 5,594             $ 3,275           $ 53,622

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $90,030 and $4,629 at June 30, 2001. Fixed rate FHLB advances of $60,020 mature through 2010 and have interest rates ranging from 4.88% to 6.69%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 5.00% to 7.00% and are due at various dates through a final maturity date of May 29, 2002.

Scheduled principal payments at 6/30/2001 are:

12/31        FHLB borrowings      Promissory notes      FRB Notes       Totals
-----        ---------------      ----------------      ---------     ----------

2001         $        6,718       $         2,821       $  5,226      $  14,765
2002                 13,044                 1,698                        14,742
2003                 13,931                                              13,931
2004                  9,485                                               9,485
2005                  2,612                                               2,612
Thereafter           14,230                                              14,230
            ----------------      ----------------      ----------    ----------
            $        60,020       $         4,519       $   5,226     $  69,765
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $29,620 at June 30, 2001 and $33,100 at December 31, 2000. Various investment securities from the Bank used to collateralize FRB notes totaled $6,170 at June 30, 2001 and $9,165 at December 31, 2000. Promissory notes were unsecured at June 30, 2001 and December 31, 2000.

================================================================================

                         OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp at June 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2001, compared to the same periods in 2000. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $16,161 or 2.9% during the first six months to reach $577,819 at June 30, 2001. The factor contributing most to this growth in assets was loans which grew $23,499 or 5.2%. Loans were funded by FHLB borrowings which increased $18,966 or 46.2%. In addition, loans were funded by continued maturities of various U.S. treasury and government agency securities which led to a total investment decrease of $10,587 or 14.0%. The Company's demand for these types of investments are decreasing due to the decline in yield on reinvestment opportunities as well as the reduced pledging requirements to support public fund deposits.

During the first six months of 2001, loan growth was led by commercial loans expanding $15,324 or 11.0%. This growth came mostly from loan originations within the Franklin and Jackson counties of Ohio which accounted for 74% of the total increase. In addition, approximately 12% of commercial loan originations came from the West Virginia market areas. For the same period, consumer loans increased $5,089 or 5.2%. Virtually all of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive in its pricing of these products. In addition, real estate mortgages grew $2,911 or 1.4%, with the largest portion of growth occurring within the West Virginia market areas of Mason and Cabell county. Continued loan growth within these newer market areas is expected. Management believes the allowance is adequate to absorb inherent losses in the portfolio based on collateral values as well as a large portfolio mix of real estate mortgages. A comprehensive analysis of the allowance for loan and lease loss is performed on a quarterly basis to estimate its adequacy. As a percentage of total loans, the allowance for loan losses at June 30, 2001 and December 31, 2000 was 1.20%.

Although total deposits have declined through the first half of 2001, savings and interest-bearing demand deposits have increased by $3,591 or 3.1%. The Company's Gold Club account continues to be successful in this area of deposit growth offering customers a NOW account with other banking benefits. In addition, non-interest bearing demand deposits have increased $3,979 or 8.3% during the same period. This growth was completely offset by a decline in time deposits of $11,035 or 4.1%, particularly jumbo certificates of deposit. During the first half of 2001, management has been less aggressive in the pricing of its CD portfolio and has focused their loan funding efforts on less costly sources of funds (i.e. Federal Home Loan Bank borrowings).

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are up $16,143 from December 31, 2000. Management has focused on this source of funding based on lower interest rates and the ability to borrow for longer time periods as compared to traditional CD customers. The increase occurred primarily in long-term FHLB borrowings. Additionally, securities sold under agreements to repurchase are up $1,147 from December 31, 2000.

Total shareholders' equity at June 30, 2001 of $45,426 was up by $934 as compared to the balance of $44,492 on December 31, 2000. Contributing to this increase was year-to-date comprehensive income of $2,672 less cash dividends paid of $1,078, or $.16 per share. This cash dividend represents 47.7% of year-to-date net income. There were minimal proceeds from the issuance of common stock through the dividend reinvestment plan during the first half of 2001. Management has instead utilized the proceeds from reinvested dividends and voluntary cash to purchase shares on the open market and redistribute these dollars back into the plan without the need for the issuance of common stock. Furthermore, as part of the stock repurchase program, the Company purchased 26,100 additional treasury shares which lowered equity by $660 during the first half of 2001. The stock repurchase program limits the purchase of shares to 5% of the total shares outstanding. As of July 31, 2001, the Company had over 69,200 shares available to purchase.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,154 for the second quarter and $2,261 for the first six months of 2001, up by 16.4% and 10.7% compared to $991 and $2,043 for the same periods in 2000. Comparing year-to-date June 30, 2001 to June 30, 2000, return on assets increased from .77% to .80% and return on equity increased from 9.66% to 10.19%. Second quarter earnings per share was $.33 per share, up 17.9% over last year's $.28 per share. During the first six months of 2001, earnings per share was $.65 per share, up 12.1% from last year's $.58 per share. The primary contributor to the gain in net income was noninterest income which exceeded the second quarter and year-to-date of last year by $445 and $848.

Net interest income increased $464 or 8.7% for the second quarter and $361 or 3.4% over the first six months in 2001 as compared to the same periods in 2000. The increase in net interest income was primarily due to the growth in earning assets of $13,048 from December 31, 2000. Furthermore, during the first half of 2001, the Company's fixed rate liabilities have been repricing downward at a faster pace than fixed rate assets resulting in increases to the net interest margin. For additional discussion on the Company's rate sensitivity assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 14.

The increase in net interest income for the second quarter of 2001 was reduced by an increase to provision expense of $239 for the same period as compared to 2000. The increase in net interest income during the first six months of 2001 was offset by an increase to provision expense of $364 for the same period as compared to 2000. The increase in net interest income after provision for the second quarter of 2001 was offset only slightly by an increase in net noninterest expense of $7 or
 .2% for the same period. For the first six months of 2001, the decrease in net interest income after provision was offset by a decline in net noninterest expense of $291 or 4.1% for the same period. Total noninterest income increased $445 or 51.4% for the second quarter and $848 or 52.1% over the first six months in 2001 as compared to the same periods in 2000. Contributing most to this gain was service charge income, impacted by the addition of new products and services as well as the growth in transaction account volume, which contributed an additional $384 and $749 during the second quarter and year-to-date periods of 2001 as compared to the same periods in 2000. Total noninterest expense increased $452 or 10.3% and $557 or 6.4% for the second quarter and year-to-date periods of 2001 as compared to the same periods in 2000. Contributing the most to this increase was salary and employee benefits, which are up $248 over the second quarter of 2000 and are up $240 over the first six months of 2000. These increases were affected mostly by general increases from annual merit increases as well as increases to incentive compensation plans as a result of continued success in earnings. The growth in additional offices and fixed assets experienced in 1999 and 2000 has been stable throughout the first half of 2001. This has provided for the decrease in occupancy expense and furniture and equipment expense, which are collectively down $81 and $111 during the second quarter and year-to-date periods of 2001 as compared to 2000. Furthermore, data processing and other operating expense are up $285 and $428 over the second quarter and year-to-date periods of 2001 as compared to 2000 due to new computer software depreciation and general increases in overhead expenses.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                        Company Ratios               Regulatory
                                June 30, 2001   December 31, 2000      Minimum
                                -------------   -----------------   ------------

Tier 1 risk-based capital           10.8%            11.2%                 4.00%
Total risk-based capital ratio      12.0%            12.5%                 8.00%
Leverage ratio                       8.4%             8.5%                 4.00%

Cash dividends paid of $1,078 for the first six months of 2001 represents a 5.4% increase over the cash dividends paid during the same period in 2000. The increase in cash dividends paid is largely due to the increase in the dividend rate paid per share. At June 30, 2001, approximately 73% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

On February 28, 2001, the Company along with two other financial holding companies acquired BSG Title Services, a title insurance company based in Delaware, Ohio. The Company secured a 40% minority interest in this company by investing $20. The new acquisition takes advantage of the

Gramm-Leach-Bliley Act and further expands the Company's products and services.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $69,675 represented 12.1% of total assets at June 30, 2001. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2001, the Bank could borrow an additional $62 million from the Federal Home Loan Bank. The Company experienced an increase of $2,953 in cash and cash equivalents for the six months ended June 30, 2001. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.  The table presents repricing opportunities strictly by maturity date without regard for repricing dates for variable rate products.  As compared to 12/31/00, there were no significant changes through the first six months of 2001.

As of June 30, 2001                                     Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2001      2002      2003      2004      2005     after    Total    06/30/01
Rate-Sensitive Assets:
Fixed interest rate loans             $  7,556  $  7,176  $ 12,731  $ 20,698  $ 24,432  $235,188  $307,781  $312,031
Average interest rate                   10.17%    11.88%    11.98%    10.62%     9.97%     8.16%     8.76%

Variable interest rate loans          $ 29,253  $ 19,187  $  1,857  $  4,700  $  4,730  $104,294  $164,021  $165,113
Average interest rate                    9.26%     7.89%     7.97%     7.84%     8.25%     8.17%     8.32%

Fixed interest rate securities        $  8,535  $ 13,243  $  6,867  $ 10,689  $  8,803  $ 15,578  $ 63,715  $ 65,525
Average interest rate                    6.09%     5.88%     6.54%     6.57%     7.29%     6.96%     6.55%

Federal Funds Sold                    $  3,750                                                    $  3,750  $  3,750
Average interest rate                    3.99%                                                       3.99%

Other interest-bearing assets         $    952                                                    $    952  $    952
Average interest rate                    2.74%                                                       2.74%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  7,436  $  6,365  $  5,449  $  4,664  $  3,993  $ 23,733  $ 51,640  $ 51,640

Savings & Interest-bearing checking   $ 20,377  $ 16,817  $ 13,902  $ 11,511  $  9,545  $ 48,373  $120,525  $120,525
Average interest rate                    2.69%     2.71%     2.74%     2.76%     2.78%     2.90%     2.80%

Time deposits                         $105,572  $108,012  $ 35,202  $  3,953  $  1,866  $  2,136  $256,741  $260,632
Average interest rate                    6.11%     5.73%     5.93%     5.85%     6.58%     6.75%     5.93%

Fixed interest rate borrowings        $  9,539  $ 14,742  $ 13,931  $  9,485  $  2,612  $ 19,230  $ 69,539  $ 69,597
Average interest rate                    5.93%     5.46%     5.37%     5.35%     5.49%     6.89%     5.89%

Variable interest rate borrowings     $ 24,718                                                    $ 24,718  $ 24,718
Average interest rate                    3.29%                                                       3.29%

                                                          (Continued)
                                                              14

                              MATURITY ANALYSIS

================================================================================

Item 3. Quantitative and Qualitative Disclosure About Market Risk (continued)

The decline in prime rate during the first half of 2001 had an immediate impact on the Company's net interest margin due to variable rate assets tied to prime exceeding variable rate liabilities tied to prime. As the year progresses, management expects that impact to be offset by a larger volume of fixed rate liabilities repricing downward quicker than fixed rate assets. Based on the gap model, the Company's one year cumulative gap is liability sensitive, which should benefit the Company over the long term in a declining rate environment.

                           Part II - Other Information

Item 1 - Legal Proceedings
--------------------------
  None

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Ohio Valley Banc Corp held its Annual Meeting of Shareholders on April 11, 2001, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, Steven B. Chapman, Robert H. Eastman and Jeffrey E. Smith were nominated for reelection and were reelected. The summary of voting of the 2,743,603 shares outstanding were as follows:

Director Candidate    Shares voted:     For             Against          Abstain
------------------                      ---             -------          -------

Steven B. Chapman                   2,735,287             8,316
Robert H. Eastman                   2,732,726            10,877
Jeffrey E. Smith                    2,736,603             7,000

Directors with terms expiring in 2002 are Phil A. Bowman, W. Lowell Call and James L. Dailey. Directors with terms expiring in 2003 are Merrill L. Evans, Lannes C. Williamson and Thomas E. Wiseman.

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
B.   No reports on Form 8-K were filed for the quarter ending June 30, 2001.

                                        OHIO VALLEY BANC CORP
                                        ---------------------

Date     August 13, 2001                /s/ Jeffrey E. Smith
         ---------------                ---------------------
                                        Jeffrey E. Smith
                                        President and Chief Executive Officer

Date     August 13, 2001                /s/ Larry E. Miller, II
         ---------------                ------------------------
                                        Larry E. Miller, II
                                        Senior Vice President and Treasurer

================================================================================