Form 10-Q
period 2001-09-30
OHIO VALLEY BANC CORP
filed 2001-11-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                               SEPTEMBER 30, 2001


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


Common stock, $1.00 stated value                Outstanding  at October 31, 2001
                                                         3,442,716 common shares

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

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

                              OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)
================================================================================


                                                  September 30,     December 31,
                                                       2001            2000
                                                  -------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks  $     13,768      $    14,569
Federal funds sold                                      14,650
                                                  -------------     ------------
  Total cash and cash equivalents                       28,418           14,569
Interest-bearing balances with banks                       871              816
Securities available-for-sale                           54,384           59,819
Securities held-to-maturity
 (estimated fair value:  2001 - $15,788,
 2000 - $16,111)                                        15,085           15,767
Total loans                                            496,394          448,303
  Less:  Allowance for loan losses                      (6,025)          (5,385)
                                                  -------------     ------------
     Net loans                                         490,369          442,918
Premises and equipment, net                              8,865            9,285
Accrued income receivable                                3,752            4,104
Intangible assets, net                                   1,299            1,396
Bank owned life insurance                               10,925            9,408
Other assets                                             3,763            3,576
                                                  -------------    -------------
          Total assets                            $    617,731     $    561,658
                                                  =============    =============

LIABILITIES
Noninterest-bearing deposits                      $     51,124     $     47,661
Interest-bearing deposits                              405,074          384,710
                                                  -------------    -------------
     Total deposits                                    456,198          432,371
Securities sold under agreements to repurchase          18,535           18,345
Other borrowed funds                                    81,830           53,622
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                     5,000            5,000
Accrued liabilities                                     10,015            7,828
                                                  -------------    -------------
          Total liabilities                            571,578          517,166
                                                  -------------    -------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
 shares authorized; 2001 - 3,564,706 shares
 issued, 2000 - 3,559,770 shares issued)                 3,565            3,560
Additional paid-in capital                              28,881           28,760
Retained earnings                                       15,667           13,817
Accumulated other comprehensive income                   1,244              436
Treasury stock at cost (2001 - 116,990 shares,
 2000 - 72,489 shares)                                  (3,204)          (2,081)
                                                  -------------    -------------
          Total shareholders' equity                    46,153           44,492
                                                  -------------    -------------
               Total liabilities and
                shareholders' equity              $    617,731     $    561,658
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 11,145   $ 10,437   $ 32,261   $ 29,810
     Securities:
          Taxable                          666        862      2,202      2,522
          Tax exempt                       190        204        575        587
     Dividends                              82         82        244        231
     Other Interest                         76         42        267        229
                                      ---------  ---------  ---------  ---------
                                        12,159     11,627     35,549     33,379

Interest expense:
     Deposits                            4,729      5,338     14,907     14,871
     Repurchase agreements                 158        227        486        595
     Other borrowed funds                1,046        717      2,710      1,974
     Obligated mandatorily redeemable
        capital securities of
        subsidiary trust                   132                   397
                                      ---------  ---------  ---------  ---------
                                         6,065      6,282     18,500     17,440
                                      ---------  ---------  ---------  ---------

Net interest income                      6,094      5,345     17,049     15,939
Provision for loan losses                1,092        456      2,165      1,165
                                      ---------  ---------  ---------  ---------
Net interest income after provision      5,002      4,889     14,884     14,774

Noninterest income:
     Service charges on deposit accounts   757        432      2,229      1,155
     Trust fees                             53         52        168        163
     Income from bank owned insurance      146        130        430        374
     Other                                 316        276        923        826
                                      ---------  ---------  ---------  ---------
                                         1,272        890      3,750      2,518

Noninterest expense:
     Salaries and employee benefits      2,464      2,267      7,417      6,981
     Occupancy expense                     317        354        943      1,019
     Furniture and equipment expense       267        319        806        930
     Data processing expense               185        144        408        332
     Other                               1,346      1,174      4,238      3,671
                                      ---------  ---------  ---------  ---------
                                         4,579      4,258     13,812     12,933
                                      ---------  ---------  ---------  ---------

Income before income taxes               1,695      1,521      4,822      4,359
Provision for income taxes                 475        422      1,340      1,217
                                      ---------  ---------  ---------  ---------

NET INCOME                            $  1,220   $  1,099   $  3,482   $  3,142
                                      =========  =========  =========  =========

Earnings per share                    $   0.35   $   0.31   $   1.00   $   0.89
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

                             OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (dollars in thousands)
================================================================================

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------


Balance at beginning of period        $ 45,426   $ 42,677   $ 44,492   $ 42,708

Comprehensive income:
   Net income                            1,220      1,099      3,482      3,142
   Net change in unrealized
     gain or loss on available-for-sale
     securities                            398        443        808        303
                                      ---------  ---------  ---------  ---------
        Total comprehensive income       1,618      1,542      4,290      3,445

Proceeds from issuance of common
  stock through dividend reinvestment
  plan                                     125        124        125        317

Cash dividends                            (553)      (527)    (1,631)    (1,550)

Shares acquired for treasury              (463)      (535)    (1,123)    (1,639)
                                      ---------  ---------  ---------  ---------

Balance at end of period              $ 46,153   $ 43,281   $ 46,153   $ 43,281
                                      =========  =========  =========  =========





================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                 Nine months ended September 30,
                                                     2001               2000
                                                 ------------       ------------

Net cash provided by operating activities        $     8,000        $     7,613

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 20,164              4,171
     Purchases of securities available-
        for-sale                                     (13,270)            (6,876)
     Proceeds from maturities of
        securities held-to-maturity                    1,464              1,226
     Purchases of securities held-to-maturity           (822)            (2,450)
     Change in interest-bearing deposits
        in other banks                                   (55)              (294)
     Net increase in loans                           (49,616)           (31,832)
     Purchases of premises and equipment, net           (467)              (754)
     Purchases of insurance contracts, net            (1,145)              (905)
                                                 ------------       ------------
          Net cash used in investing activities      (43,747)           (37,714)

Financing activities
     Change in deposits                               23,827             29,825
     Cash dividends                                   (1,631)            (1,550)
     Proceeds from issuance of common stock              125                317
     Purchases of treasury stock                      (1,123)            (1,639)
     Change in securities sold under
        agreements to repurchase                         190                843
     Proceeds from long-term borrowings               39,125             12,250
     Repayment of long-term borrowings                (8,882)           (12,052)
     Change in other short-term borrowings            (2,035)            (2,616)
                                                 ------------       ------------
          Net cash from financing activities          49,596             25,378
                                                 ------------       ------------

Change in cash and cash equivalents                   13,849             (4,723)
Cash and cash equivalents at beginning of year        14,569             19,000
                                                 ------------       ------------
Cash and cash equivalents at September 30,       $    28,418        $    14,277
                                                 ============       ============

Cash paid for interest                           $    18,894        $    16,677
Cash paid for income taxes                             1,912              1,155


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at September 30, 2001, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,456,661 and 3,513,844 for the three months ending September 30, 2001 and September 30, 2000, respectively. Weighted average shares outstanding were 3,467,768 and 3,523,399 for the nine months ending September 30, 2001 and September 30, 2000, respectively.

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

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                           Amortized      Unrealized     Unrealized       Fair
                             Cost           Gains          Losses        Values
September 30, 2001        ----------     -----------    ------------   ---------

Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $   1,978                                    $  1,978
U.S. Government agency
   securities                44,031           1,840     $        (1)     45,870
Mortgage-backed securities    1,779              46                       1,825
Equity securities             4,711                                       4,711
                          ----------     -----------    ------------   ---------
     Total securities     $  52,499      $    1,886     $        (1)   $ 54,384
                          ==========     ===========    ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $  14,866      $      723     $       (13)   $ 15,576
Mortgage-backed securities      219                              (7)        212
                          ----------     -----------    ------------   ---------
     Total securities     $  15,085      $      723     $       (20)   $ 15,788
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

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                                     Estimated                        Estimated
                       Amortized       Fair            Amortized        Fair
                         Cost          Value             Cost           Value
                     ------------   -----------       -----------    -----------
Debt securities:
 Due in one year
   or less           $    19,908    $   20,098        $    1,449     $    1,461
Due in one to
  five years              26,101        27,750             6,556          6,910
Due in five to
  ten years                                                4,423          4,644
Due after ten years                                        2,438          2,561
Mortgage-backed sec.       1,779         1,825               219            212
                     ------------   -----------       -----------    -----------
Total debt
  securities         $    47,788    $   49,673        $   15,085     $   15,788
                     ============   ===========       ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method, however there were no sales of debt and equity securities during the first nine months of 2001 and 2000.



NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                           September 30,            December 31,
                                               2001                    2000
                                         ----------------       ----------------

Real estate loans                        $       222,345        $       209,724
Commercial and industrial loans                  166,827                139,826
Consumer loans                                   106,603                 98,013
Other loans                                          619                    740
                                         ----------------       ----------------
                                         $       496,394        $       448,303
                                         ================       ================

At September 30, 2001 and December 31, 2000, loans on nonaccrual status were approximately $3,879 and $2,948, respectively. Loans past due more than 90 days and still accruing at September 30, 2001 and December 31, 2000 were $3,157 and $3,691, respectively.


================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30 is as follows:
                                               2001                    2000
                                        ----------------        ----------------

Balance - January 1,                    $         5,385         $         5,055
Loans charged off:
     Real estate                                    268                      43
     Commercial                                     218                      15
     Consumer                                     1,473                   1,137
                                      ------------------       -----------------
          Total loans charged off                 1,959                   1,195
Recoveries of loans:
     Real estate                                     49                       4
     Commercial                                      17
     Consumer                                       368                     184
                                      ------------------       -----------------
          Total recoveries                          434                     188
                                      ------------------       -----------------

Net loan charge-offs                             (1,525)                 (1,007)

Provision charged to operations                   2,165                   1,165
                                      ------------------       -----------------
Balance - September 30,               $           6,025        $          5,213
                                      ==================       =================


Information regarding impaired loans is as follows:
                                             September 30,          December 31,
                                                 2001                  2000
                                            --------------       ---------------

Balance of impaired loans                   $         837        $        1,233
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $         837        $        1,233
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         410        $          530
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       1,116        $        1,266
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended September 30, 2001 and September 30, 2000.






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

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 5.11% of total loans were unsecured at September 30, 2001 as compared to 6.25% at December 31, 2000.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 2001, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $51,810 as compared to $52,135 at December 31, 2000.

NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at September 30, 2001 and December 31, 2000 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2001      $ 71,297             $ 5,033             $ 5,500           $ 81,830
2000      $ 44,753             $ 5,594             $ 3,275           $ 53,622

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $106,945 and $4,711 at September 30, 2001. Fixed rate FHLB advances of $71,297 mature through 2010 and have interest rates ranging from 4.49% to 6.69%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 4.88% to 7.00% and are due at various dates through a final maturity date of August 31, 2002.

Scheduled principal payments at 9/30/2001 are:

12/31        FHLB borrowings      Promissory notes      FRB Notes       Totals
-----        ---------------      ----------------      ---------     ----------

2001         $        4,978       $         1,500       $  5,500      $  11,978
2002                 13,015                 3,533                        16,548
2003                 13,932                                              13,932
2004                 12,486                                              12,486
2005                  8,614                                               8,614
Thereafter           18,272                                              18,272
            ----------------      ----------------      ----------    ----------
            $        71,297       $         5,033       $   5,500     $  81,830
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $31,380 at September 30, 2001 and $33,100 at December 31, 2000. Various investment securities from the Bank used to collateralize FRB notes totaled $6,170 at September 30, 2001 and $9,165 at December 31, 2000. Promissory notes were unsecured at September 30, 2001 and December 31, 2000.

================================================================================

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp at September 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2001, compared to the same periods in 2000. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $56,073 or 10.0% during the first nine months to reach $617,731 at September 30, 2001. The factor contributing most to this growth in assets was loans which grew $48,091 or 10.7%. Loans were funded by long-term FHLB borrowings which increased $30,243 or 73.7% and growth in deposits which increased $23,827 or 5.5%. In addition, loans were funded by continued maturities of various U.S. treasury and government agency securities which led to a total investment decrease of $6,117 or 8.1%. The Company's demand for these types of investments are decreasing due to the decline in yield on reinvestment opportunities as well as the reduced pledging requirements to support public fund deposits.

During the first nine months of 2001, loan growth was led by commercial loans expanding $27,001 or 19.3%. This growth came mostly from loan originations within the Gallia, Jackson and Franklin counties of Ohio which accounted for 74% of the total increase. In addition, approximately 11% of commercial loan originations came from the West Virginia market areas. For the same period, real estate mortgages grew $12,621 or 6.0%, with the largest portion of growth occurring within the West Virginia market areas of Mason and Cabell county. Continued loan growth within these newer market areas is expected. In addition, consumer loans increased $8,590 or 8.8%. Virtually all of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive in its pricing of these products. Management believes the allowance is adequate to absorb probable and estimable losses in the portfolio based on collateral values as well as a large portfolio mix of real estate mortgages. A comprehensive analysis of the allowance for loan loss is performed on a quarterly basis to estimate its adequacy. As a percentage of total loans, the allowance for loan losses at September 30, 2001 was 1.21%, up from 1.20% at December 31, 2000.

Total deposit growth was led by savings and interest-bearing demand deposits which increased by $20,615 or 17.6%. The Company's Gold Club product, offering customers a NOW account with other banking benefits, generated 22% of this overall growth in deposits and continues to be successful through the first nine months of 2001. In addition, nearly $11,000 of additional deposit dollars were recognized within a few of the Company's large commercial deposit accounts. A portion of these deposits are temporary. Furthermore, non-interest bearing demand deposits increased $3,463 or 7.3% during the same period. This growth was slightly offset by a decline in time deposits of $251 or
 .1%, particularly jumbo certificates of deposit. During the first nine months of 2001, management has been less aggressive in the pricing of its CD portfolio and has focused their loan funding efforts on less costly sources of funds (i.e. Federal Home Loan Bank borrowings).

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are up $28,208 from December 31, 2000. Management has focused on this source of funding based on lower interest rates experienced through the year-to-date period of 2001 and the ability to borrow for longer time periods as compared to traditional CD customers. The increase occurred primarily in long-term FHLB borrowings.

Total shareholders' equity at September 30, 2001 of $46,153 was up by $1,661 as compared to the balance of $44,492 on December 31, 2000. Contributing to this increase was year-to-date comprehensive income of $4,290 less cash dividends paid of $1,631, or $.47 per share. This cash dividend represents 46.8% of year-to-date net income. There were minimal proceeds from the issuance of common stock through the dividend reinvestment plan during the first nine months of 2001. Management has instead utilized the proceeds from reinvested dividends and voluntary cash to purchase shares on the open market and redistribute these dollars back into the plan without the need for the issuance of common stock. Furthermore, as part of the stock repurchase program, the Company purchased 44,501 additional treasury shares which lowered equity by $1,123 during the first nine months of 2001. The stock repurchase program limits the purchase of shares to 5% of the total shares outstanding. As of October 31, 2001, the Company had over 50,100 shares available to purchase.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,220 for the third quarter and $3,482 for the first nine months of 2001, up by 11.0% and 10.8% compared to $1,099 and $3,142 for the same periods in 2000. Comparing year-to-date September 30, 2001 to September 30, 2000, return on assets increased from .78% to .80% and return on equity increased from 9.86% to 10.35%. Third quarter earnings per share was $.35 per share, up 12.9% over last year's $.31 per share. During the first nine months of 2001, earnings per share was $1.00 per share, up 12.4% from last year's $.89 per share. The primary contributors to the gain in net income was the continued increase to the Company's net interest margin as well as increases to noninterest income which exceeded the third quarter and year-to-date of last year by $382 and $1,232.

Net interest income increased $749 or 14.0% for the third quarter and $1,110 or 7.0% over the first nine months in 2001 as compared to the same periods in 2000. The increase in net interest income was primarily due to the growth in earning assets of $42,029 from December 31, 2000. Furthermore, during the first nine months of 2001, the Company's fixed rate liabilities have been repricing downward at a faster pace than fixed rate assets resulting in increases to the net interest margin. For additional discussion on the Company's rate sensitivity assets and liabilities, please see Item 3, Quantitative and

Qualitative Disclosure About Market Risk on page 14.

The increase in net interest income for the third quarter of 2001 was reduced by an increase to provision expense of $636 for the same period as compared to 2000. The increase in net interest income during the first nine months of 2001 was offset by an increase to provision expense of $1,000 for the same period as compared to 2000. The year-to-date increase to provision expense was a result of an increase to charge offs, primarily commercial and consumer loans. The increase in net interest income after provision for the third quarter of 2001 was further strengthened by a decrease in net noninterest expense of $61 or 1.8% for the same period. For the first nine months of 2001, the increase in net interest income after provision was further strengthened by a decrease in net noninterest expense of $353 or 3.4% for the same period. Total noninterest income increased $382 or 42.9% for the third quarter and $1,232 or 48.9% over the first nine months in 2001 as compared to the same periods in 2000. Contributing most to this gain was service charge income, impacted by the addition of new products and services as well as the growth in transaction account volume, which contributed an additional $325 and $1,074 during the third quarter and year-to-date periods of 2001 as compared to the same periods in 2000. The quarterly increases to service charge income in 2001 as compared to 2000 are not expected to continue due to the implementation of these new products and services in the fourth quarter of 2000. Total noninterest expense increased $321 or 7.5% and $879 or 6.8% for the third quarter and year-to-date periods of 2001 as compared to the same periods in 2000. Contributing the most to this increase was salary and employee benefits, which are up $197 over the third quarter of 2000 and are up $436 over the first nine months of 2000. These increases were affected mostly by general increases from annual merit increases as well as increases to incentive compensation plans as a result of continued success in earnings. The growth in additional offices and fixed assets experienced in 1999 and 2000 has been stable throughout the first nine months of 2001. This has provided for the decrease in occupancy expense and furniture and equipment expense, which are collectively down $89 and $200 during the third quarter and year-to-date periods of 2001 as compared to 2000. Furthermore, data processing and other operating expense are up $213 and $643 over the third quarter and year-to-date periods of 2001 as compared to 2000 due to new computer software depreciation and general increases in overhead expenses.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                      Company Ratios                  Regulatory
                           September 30, 2001   December 31, 2000       Minimum
                           ------------------   -----------------     ----------

Tier 1 risk-based capital          10.0%               11.2%             4.00%
Total risk-based capital ratio     11.2%               12.5%             8.00%
Leverage ratio                      8.1%                8.5%             4.00%

Cash dividends paid of $1,631 for the first nine months of 2001 represents a 5.2% increase over the cash dividends paid during the same period in 2000. The increase in cash dividends paid is largely due to the increase in the dividend rate paid per share. At September 30, 2001, approximately 74% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $85,122 represented 13.8% of total assets at September 30, 2001. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2001, the Bank could borrow an additional $48 million from the Federal Home Loan Bank. The Company experienced an increase of $13,849 in cash and cash equivalents for the nine months ended September 30, 2001. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.  The table presents repricing opportunities strictly by maturity date without regard for repricing dates for variable rate products.  As compared to 12/31/00, there were no significant changes through the first nine months of 2001.

As of September 30, 2001                                     Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2001      2002      2003      2004      2005     after    Total    09/30/01
Rate-Sensitive Assets:
Fixed interest rate loans             $  7,154  $  7,478  $ 10,996  $ 18,670  $ 25,591  $262,795  $332,684  $335,888
Average interest rate                   10.32%    11.24%    12.21%    10.74%    10.16%     8.07%     8.63%

Variable interest rate loans          $ 12,477  $ 41,639  $  1,663  $  4,336  $  4,070  $ 99,525  $163,710  $165,225
Average interest rate                    9.01%     7.32%     7.38%     7.21%     7.60%     7.82%     7.76%

Fixed interest rate securities        $  6,557  $ 19,166  $  6,869  $ 10,688  $  8,808  $ 15,496  $ 67,584  $ 70,172
Average interest rate                    5.12%     5.00%     6.54%     6.57%     7.29%     6.89%     6.55%

Federal Funds Sold                    $ 14,650                                                    $ 14,650  $ 14,650
Average interest rate                    3.01%                                                       3.01%

Other interest-bearing assets         $    871                                                    $    871  $    871
Average interest rate                    2.20%                                                       2.20%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  7,362  $  6,302  $  5,394  $  4,617  $  3,953  $ 23,496  $ 51,124  $ 51,124

Savings & Interest-bearing checking   $ 23,168  $ 19,146  $ 15,845  $ 13,133  $ 10,899  $ 55,357  $137,548  $137,548
Average interest rate                    2.50%     2.52%     2.54%     2.56%     2.58%     2.67%     2.59%

Time deposits                         $ 62,570  $131,387  $ 43,430  $ 15,317  $  9,372  $  5,450  $267,526  $272,642
Average interest rate                    6.01%     5.46%     5.67%     5.29%     5.30%     5.71%     5.93%

Fixed interest rate borrowings        $  6,479  $ 16,547  $ 13,932  $ 12,486  $  8,614  $ 23,272  $ 81,330  $ 84,030
Average interest rate                    6.08%     5.41%     5.37%     5.30%     5.42%     6.67%     5.80%

Variable interest rate borrowings     $ 24,035                                                    $ 24,035  $ 24,035
Average interest rate                    2.94%                                                       2.94%

                                                          (Continued)
                                                              14

                              MATURITY ANALYSIS

================================================================================

Item 3. Quantitative and Qualitative Disclosure About Market Risk (continued)

The decline in prime rate during the first nine months of 2001 had an immediate impact on the Company's net interest margin due to variable rate assets tied to prime exceeding variable rate liabilities tied to prime. As the year progresses, management expects that impact to be offset by a larger volume of fixed rate liabilities repricing downward quicker than fixed rate assets. Based on the gap model, the Company's one year cumulative gap is liability sensitive, which should benefit the Company over the long term in a declining rate environment.

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

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
B.  No reports on Form 8-K were filed for the quarter ending September 30, 2001.

                                        OHIO VALLEY BANC CORP
                                        ---------------------

Date     November 14, 2001              /s/ Jeffrey E. Smith
         -----------------              ---------------------
                                        Jeffrey E. Smith
                                        President and Chief Executive Officer

Date     November 14, 2001              /s/ Larry E. Miller, II
         -----------------              ------------------------
                                        Larry E. Miller, II
                                        Senior Vice President and Treasurer

================================================================================