Form 10-K
period 2001-12-31
OHIO VALLEY BANC CORP
filed 2002-04-01
CIK 894671

VIA EDGAR

March 29, 2002

U.S. Securities and Exchange Commission
450 Fifth Street, N.W. Judiciary Plaza
Washington, D.C. 20549-0114

     Re:  Ohio Valley Banc Corp
          Annual Report on Form 10-K

To the Commission:

     In accordance  with the Securities  Exchange Act of 1934, as amended,  I am
enclosing  herewith,  on behalf of Ohio Valley Banc Corp   (the  "Registrant") a
copy of the Annual Report on Form 10-K for December 31, 2001.

     Should you have any questions with respect to this filing, please contact the undersigned at 1-740-446-2631.


                                             Sincerely,

                                             Christopher S. Petro
                                             Assistant Vice President and
                                             Comptroller



Encl.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period ended:___________________

                         Commission file number: 0-20914

                             Ohio Valley Banc Corp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002: $77,261,642

           The number of common shares of the registrant outstanding as of February 28, 2002: 3,462,966 common shares.

Exhibit Index begins on page 21.                             Page 1 of 63 pages.

                             Ohio Valley Banc Corp
                                    Form l0-K
                                December 31, 2001

     DOCUMENTS INCORPORATED BY REFERENCE

(1)   Portions of the 2001  Annual  Report to  Shareholders  of Ohio Valley Banc
      Corp   (Exhibit 13) are  incorporated by reference into Part I, Item 1 and
      Part II, Items 5, 6, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2001 are incorporated by reference into Part III, Items 10, 11, 12 and 13.



     Contents of Form 10-K

PART I
     Item 1       Business                                                    3
     Item 2       Properties                                                 15
     Item 3       Legal Proceedings                                          16
     Item 4       Submission of Matters to a Vote of Security Holders        16

PART II
     Item 5       Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       17
     Item 6       Selected Financial Data                                    17
     Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       17
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                                18
     Item 8       Financial Statements and Supplementary Data                18
     Item 9       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       18

PART III
     Item 10      Directors and Executive Officers of the Registrant         18
     Item 11      Executive Compensation                                     18
     Item 12      Security Ownership of Certain Beneficial Owners and
                   Management                                                19
     Item 13      Certain Relationships and Related Transactions             19

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  19

SIGNATURES                                                                   20

EXHIBIT INDEX                                                                21

                                     PART I

ITEM 1 - BUSINESS

                         General Description of Business

  Ohio Valley Banc Corp (the Registrant), was incorporated under the laws of the State of Ohio on January 8, 1992. The Registrant is registered under the Bank Holding Company Act of 1956, as amended (BHC Act). A substantial portion of the Registrant's revenue is derived from cash dividends paid by The Ohio Valley Bank Company, the Registrant's wholly-owned subsidiary (the Bank). The principal executive offices of the Registrant are located at 420 Third Avenue, Gallipolis, Ohio 45631.

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

  The Registrant has a minority equity interest in three insurance companies. The first company, ProFinance Holdings Corporation, was acquired on October 5, 2000 and is engaged primarily in property and casualty insurance. The second company, Ohio Valley Financial Services, was acquired on January 10, 2000 as a joint venture with an insurance agency and is engaged primarily in life, homeowner and auto insurance. The third company, BSG Title Services, was acquired on February 28, 2001 and is engaged primarily in title services related to real estate, commercial and consumer loan customers. All investments were approved under the guidelines of the State of Ohio Department of Insurance.

  The Bank is engaged in commercial and retail banking. Loan Central is engaged in consumer finance. Reference is hereby made to Item 1 (E), "Statistical Disclosure" and Item 8 of this Form 10-K for financial information pertaining to the Registrant's business through its subsidiaries.

                Description of Ohio Valley Banc Corp.'s Business

  The Registrant's business is incident to its 100% ownership of the outstanding stock of the Bank and Loan Central. The Bank is a full-service financial institution offering a blend of commercial, retail and agricultural banking services. Loans of all types and checking, savings and time deposits are offered, along with such services as safe deposit boxes, issuance of travelers' checks and administration of trusts. Loan Central, a consumer finance company, offers smaller balance consumer loans to individuals with higher credit risk history. In addition to originating loans, the Bank invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law.

  Revenues from loans accounted for 82.18% in 2001, 82.50% in 2000 and 82.38% in 1999 of total consolidated revenues. Revenues from interest and dividends on securities accounted for 8.09%, 9.63% and 10.36% of total consolidated revenues in 2001, 2000 and 1999, respectively. The Bank presently has seventeen offices, all of which offer automatic teller machines. Seven of these offices also offer drive-up services. The Bank accounted for substantially all of the Registrant's consolidated assets at December 31, 2001.

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

  The Bank deals with a wide cross-section of businesses and corporations which are located primarily in southeastern Ohio. Few loans are made to borrowers outside this area. Lending decisions are made in accordance with written loan policies designed to maintain loan quality. The Bank originates commercial loans, residential real estate loans, home equity lines of credit, installment loans and credit card loans. The Bank believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

  The Registrant's subsidiaries make installment credit available to customers and prospective customers in their primary market area of southeastern Ohio and portions of western West Virginia. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel. The Registrant's subsidiaries make credit life insurance and health and accident insurance available to all qualified borrowers thus reducing their risk of loss when a borrower's income is terminated or interrupted. The Registrant's subsidiaries review their respective consumer loan portfolios monthly to charge off loans which do not meet that subsidiary's standards. Credit card accounts are administered in accordance with the same standards as applied to other consumer loans. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability and thus are more likely to be adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.

  The market area for real estate lending by the Bank is also located in southeastern Ohio and portions of western West Virginia. The Bank generally requires that the loan amount with respect to residential real estate loans be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one year adjustable to thirty year fixed rate mortgages. In the fourth quarter of 2000, the Bank began offering secondary market real estate loans to enhance customer service and loan pricing. Real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney's opinion of title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as loss payee. Home equity lines of credit are generally made as second mortgages by the Bank. The home equity lines of credit are written with ten year terms but are reviewed annually. A variable interest rate is generally charged on the home equity lines of credit.

  Beginning in December 1996, the Bank began a phase of SuperBank branch openings with the objective of further enhancing customer service through extended hours and convenience as well as expanding the new market area of western West Virginia. From 1996 to 2001, the Bank has opened eight SuperBank facilities within supermarkets and Wal-Mart stores. These new branches service the market areas of Gallia, Jackson, Meigs and Lawrence counties in Ohio as well as the growing Kanawha and Cabell counties in West Virginia.

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

  With the advent of the Gramm-Leach-Bliley Act, the Registrant participated as an investor in the acquisition of ProFinance Holdings Corporation, a property and casualty insurance underwriter and reinsurance company. The acquisition was made possible by combining the resources of five financial holding companies, a private equity firm and a group of insurance executives to purchase the insurance company on October 5, 2000. In addition, the Registrant formed a minority-owned subsidiary called Ohio Valley Financial Services. This investment, which opened for business on January 2, 2001, is a joint venture insurance agency with an existing insurance agency (The Wiseman Agency, Inc.) that is located in Jackson, Ohio. Ohio Valley Financial Services offers customers life, homeowners and auto insurance. Furthermore, the Registrant participated as an investor with two other banks to acquire BSG Title Services, a title insurance agency which opened for business on March 2, 2001. BSG Title Services offers title insurance to real estate, commercial and consumer loan customers.

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

  In  November  of  1999,   the   Gramm-Leach-Bliley,   or  Financial   Services
Modernization Act was enacted, amending the BHC Act, modernizing the laws governing the financial services industry. This Act authorized the creation of financial holding companies, a new type of bank holding company with powers exceeding those of traditional bank holding companies. The Registrant became a financial holding company during 2000. In order to become a financial holding company, a bank holding company and all of its depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Investment Act rating of at least satisfactory.

  Financial holding companies may engage in a wide variety of financial activities including any activity that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve Board determines complementary to a financial activity and which does not pose a substantial safety and soundness risk. These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities. Because it has authority to engage in a broad array of financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve Board, such as the SEC and state insurance regulators. The Gramm-Leach-Bliley Act directs the Federal Reserve Board to rely to the maximum extent possible on examinations and reports prepared by functional regulators. The Federal Reserve Board is also prohibited from applying any capital standard directly to any functionally regulated subsidiary that is already in compliance with the capital requirements of its functional regulator.

  Gramm-Leach-Bliley provides that if a subsidiary bank of a financial holding company fails to be both well capitalized and well managed, the financial holding company must enter into a written agreement with the Federal Reserve Board within 45 days to comply with all applicable capital and management requirements. Until the Federal Reserve Board determines that the bank is again well capitalized and well managed, the Federal Reserve Board may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve Board finds to be appropriate or consistent with federal banking laws. If the financial holding company does not correct the capital or management deficiencies within 180 days, the financial holding company may be required to divest ownership or control of all banks, including state-chartered non-member banks and other well capitalized institutions owned by the financial holding company. If an insured bank subsidiary fails to maintain a satisfactory rating under the Community Reinvestment Act, the financial holding company may not engage in activities permitted only to financial holding companies until such time as the bank receives a satisfactory rating.

  Gramm-Leach-Bliley also closes the unitary thrift loophole which permits commercial companies to own and operate thrifts, reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding and protects banks from discriminatory state insurance regulation. The Gramm-Leach-Bliley Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

  As an Ohio state-chartered bank, the Bank is supervised and regulated by the Ohio Division of Financial Institutions. The Bank's deposits are insured up to applicable limits by the FDIC and are subject to the applicable provisions of the Federal Deposit Insurance Act. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below. Loan Central is supervised and regulated by the State of Ohio Department of Insurance. The Registrant's insurance company investments, ProFinance Holdings Corporation, Ohio Valley Financial Services and BSG Title Services are all supervised and regulated by the State of Ohio Department of Insurance.

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

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be considered adequately capitalized is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 Capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member banks, such as the Bank, are subject to similar capital requirements adopted by the FDIC. The Registrant and the Bank currently satisfy all applicable capital requirements.

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

  The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Registrant to serve as a source of strength to the Bank, which may require it to retain capital for further investments in the Bank, rather than for dividends for shareholders of the Registrant. The Bank may not pay dividends to the Registrant if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year's net profits and retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank. These provisions could have the effect of limiting the Registrant's ability to pay dividends on its outstanding common shares.

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

  Because BIF became fully funded, BIF assessments for healthy commercial banks were reduced to $0 per year during 2001. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks during 2002 will be $0.020 per $100 in deposits. Based upon their level of deposits at December 31, 2001, the projected BIF assessment for the Bank would be $82,967 for 2002.

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

                                Other Information

  Management  anticipates  no material  effect  upon the  capital  expenditures, earnings and competitive position of the Registrant or its subsidiaries, the Bank and Loan Central, by reason of any laws regulating or protecting the environment. The Registrant believes that the nature of the operations of the subsidiaries has little, if any, environmental impact. The Registrant, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the foreseeable future. The subsidiaries may be required to make capital expenditures related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable. Neither the Registrant nor its subsidiaries have any material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities and no employees are engaged full-time in research activities. As of December 31, 2001, the Registrant and its subsidiaries employed 249 full-time equivalent employees. Management considers its relationship with its employees to be good.

  Financial Information About Foreign and Domestic Operations and Export Sales

  The Registrant's subsidiaries do not have any offices located in a foreign country and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure

  The following section contains certain financial disclosures relating to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2001 Annual Report to Shareholders which are hereby incorporated herein by reference.
                             Ohio Valley Banc Corp.
                             Statistical Information

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 2001, 2000 and 1999 are included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2001, 2000 and 1999 are included in Table II - "Rate Volume Analysis of Changes in Interest Income & Expense", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

                  Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.

                             Ohio Valley Banc Corp.
                             Statistical Information

II.        SECURITIES

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)                2001      2000      1999
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Treasury securities ..........  $  1,993  $  2,508  $  7,510
       U.S. Government agency securities..    53,056    50,796    41,522
       Mortgage-backed securities.........     1,734     2,048     2,189
       Marketable equity securities.......     4,776     4,467     4,150
                                            --------- --------- ---------
        Total securities available-for-sale $ 61,559  $ 59,819  $ 55,371
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states and
         political subdivisions...........  $ 13,765  $ 15,503    15,690
       Mortgage-backed securities.........       208       264       319
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 13,973  $ 15,767  $ 16,009
                                            ========= ========= =========

B. Information required by this item is included in Table III - "Securities", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

C.  Excluding   obligations  of  the  U.S.   Treasury  and  other  agencies  and
corporations of the U.S. Government, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of the Registrant.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(dollars in thousands)          2001      2000      1999      1998      1997
                                ----      ----      ----      ----      ----

    Real estate loans        $226,212  $209,724  $201,625  $163,650  $120,697
    Commercial loans          173,154   139,826   119,585    96,116    78,124
    Consumer loans            108,437    98,013    88,942    85,664    78,878
    All other loans               857       740     1,006     1,700     2,568
                             --------  --------  --------  --------  --------
                             $508,660  $448,303  $411,158  $347,130  $280,267
                             ========  ========  ========  ========  ========

                             Ohio Valley Banc Corp.
                            Statistical Information

B.  Maturities  and  Sensitivities  of  Loans to  Changes  in  Interest  Rates -
Information required by this item is included in table VII - "Maturity and Repricing Data of Loans", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

C.1. Risk Elements - Information required by this item is included in Table VI - "Summary of Nonperforming and Past Due Loans", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

2. Potential Problem Loans - At December 31, 2001, there are approximately $300,000 of loans, which are not included in Table VI - "Summary of Nonperforming and Past Due Loans" within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3. Foreign Outstandings - There were no foreign outstandings at December 31, 2001, 2000 or 1999.

4. Loan Concentrations - As of December 31, 2001, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III (A) above. Also refer to the Consolidated Financial Statements regarding concentrations of credit found within Note A of the Notes to the Consolidated Financial Statements of the Registrant's 2001 Annual Report to Shareholders incorporated herein by reference.

5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2001, there were no other interest-bearing assets that would be required to be disclosed under Item III
(C) if such assets were loans.

                             Ohio Valley Banc Corp.
                            Statistical Information

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the years ended December 31:

    (dollars in thousands)        2001      2000      1999      1998      1997
                                  ----      ----      ----      ----      ----

Balance, beginning of year....  $5,385    $5,055    $4,277    $3,390    $3,180

Loans charged-off:
    Real estate...............     659        92        41       110        39
    Commercial................     620        61       454       130       215
    Consumer..................   1,903     1,642     1,298     1,433       961
                              --------  --------  --------  --------  --------
   Total loans charged-off       3,182     1,795     1,793     1,673     1,215

Recoveries of loans:
    Real estate...............      69         4        13        40         1
    Commercial................      17                  23        47        41
    Consumer..................     459       231       232       178       138
                              --------  --------  --------  --------  --------
    Total recoveries of loans      545       235       268       265       180

Net loan charge-offs..........  (2,637)   (1,560)   (1,525)   (1,408)   (1,035)

Provision charged to operations  3,503     1,890     2,303     2,295     1,245
                              --------  --------  --------  --------  --------
Balance, end of year..........  $6,251    $5,385    $5,055    $3,390    $3,390
                              ========  ========  ========  ========  ========

Ratio of Net Charge-offs
  to Average Loans...........     .56%      .36%      .40%      .46%      .38%
                              ========  ========  ========  ========  ========

     Discussion on factors which influenced management in determining the amount of additions charged to provision expense is included in the caption "Loans" within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is included in Table V - "Allocation of the Allowance for Loan Losses", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

V.       DEPOSITS

A. & B. Deposit Summary - Information required by this item is included in Table I - "Consolidated Average Balance Sheet & Analysis of Net Interest Income", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

                             Ohio Valley Banc Corp.
                            Statistical Information

C. & E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2001, 2000 or 1999.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the period ended December 31, 2001:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
      (dollars in thousands)           or less   6 months   12 months  12 months
                                      ---------  ---------  ---------  ---------

Certificates of deposit of
$100,000 or greater..................  $ 12,986   $  5,763   $ 22,768   $ 33,468
Other time deposits of
$100,000 or greater..................       929        467      2,300      3,086
                                      ---------  ---------  ---------  ---------
Total time deposits of
$100,000 or greater..................  $ 13,915   $  6,230   $ 25,068   $ 36,554
                                      =========  =========  =========  =========

VI.      RETURN ON EQUITY AND ASSETS

                  Information required by this section is included in Table IX - "Key Ratios", within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

VII.     SHORT-TERM BORROWINGS

     The following schedule is a summary of securities sold under agreements to repurchase at December 31:

         (dollars in thousands)                    2001      2000      1999
                                                 --------  --------  --------
    Balance outstanding at period-end........... $ 29,274  $ 18,345  $ 16,788
                                                 --------  --------  --------
    Weighted average interest rate at period-end    1.90%     5.28%     4.54%
                                                 --------  --------  --------
    Average amount outstanding during year...... $ 19,893  $ 17,606  $ 13,961
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year..........................    3.15%     4.88%     3.65%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end................................ $ 29,274  $ 22,690  $ 16,788
                                                 --------  --------  --------

ITEM 2 - PROPERTIES

  The Registrant owns no material physical properties except through the Bank. The Bank conducts its operations from its main office building at 420 Third Avenue, in Gallipolis, Ohio 45631. The main office building and six of the sixteen branch facilities are owned by the Bank. A summary of these owned properties are as follows:

 1) Mini-Bank Office            437 Fourth Avenue, Gallipolis, OH 45631
 2) Jackson Pike Office         3035 State Route 160, Gallipolis, OH 45631
 3) Rio Grande Office           416 West College Avenue, Rio Grande, OH 45674
 4) Jackson Office              738 East Main Street, Jackson, OH 45640
 5) Waverly Office              507 W. Emmitt Avenue, Waverly, OH 45690
 6) Milton Office               280 East Main Street, Milton,  WV 25541

  The Bank leases ten of its sixteen branch facilities. A summary of these leased properties are as follows:

 1) Columbus Office             3700 South High Street, Columbus, OH 43207
 2) Point Pleasant Office       328 Viand Street, Point Pleasant, WV 25550
 3) SuperBank-Gallipolis Office 236 Second Avenue, Gallipolis, OH 45631
 4) SuperBank-Pomeroy Office    700 West Main Street, Pomeroy, OH 45769
 5) Wal-Mart Gallipolis Office  2145 Eastern Avenue,  Gallipolis,  OH 45631
 6) Wal-Mart Cross Lanes Office 100 Nitro Marketplace, Cross Lanes, WV 25315
 7) Wal-Mart Southridge Office  2700 Mountaineer Blvd., S. Charleston,  WV 25309
 8) Wal-Mart Huntington Office  5170 US Rt. 60 East, Huntington,  WV 25705
 9) Wal-Mart South Point Office US Rt. 52,  South Point, OH 45680
10) SuperBank-Jackson Office    530 East Main Street, Jackson, OH 45640

  In addition, the Bank owns a facility at 143 Third Avenue, Gallipolis, Ohio used for additional office space. The Bank also owns a facility at 441 Second Avenue, Gallipolis, Ohio, which it leases to Caldwell Miller Financial Group, Inc.

  Loan Central leases four facilities used as consumer finance offices. A summary of these leased properties are as follows:

 1) Gallipolis Office           2145-E Eastern Avenue, Gallipolis,  Ohio 45631
 2) South Point Office          348 County Road 410, South Point, Ohio 45680
 3) Jackson Office              345 East Main Street, Jackson, Ohio 45640
 4) Waverly Office              505 West Emmitt Avenue, Waverly,  Ohio 45690

  Ohio Valley Financial Services conducts business in an office located at 221 Main Street, Jackson, Ohio 45640.

  The Bank, Loan Central and Ohio Valley Financial Services' leased facilities are all subject to commercially standard leasing arrangements.

  Management considers these properties to be satisfactory for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

  There are no material pending legal proceedings against the Registrant or its subsidiaries, other than ordinary litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no matter submitted during the fourth quarter of 2001 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to Executive Officers who are directors is incorporated by reference to the information appearing under the caption "Election of Directors" on page 3 of the Registrant's 2002 Proxy Statement. Executive officers not required to be disclosed in the Proxy Statement are presented in the table below. Executive officers serve at the pleasure of the Board of Directors.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

 Sue Ann Bostic, 60        Vice  President  of the  Registrant  beginning  1996,
                           Senior Vice  President,  Administrative  Group of the
                           Bank beginning 1996.

Cherie A. Barr, 35         Vice  President  of  the  Registrant  beginning 1998,
                           President of Loan Central beginning 2000, President and Secretary of Loan Central from 1999 to 2000,
                           Senior Vice President and Secretary of Loan Central from 1998 to 1999, Secretary of Loan Central from
                           1997 to 1998,  Office  Manager of Loan  Central  from
                           1996  to  1997.

Katrinka V. Hart, 43       Vice  President  of the  Registrant  beginning  1995,
                           Senior Vice President, Retail Bank Group of the Bank beginning 1995.

Mario P. Liberatore, 56    Vice  President  of  the  Registrant  beginning 1997,
                           Senior Vice President, West Virginia Bank Group of the Bank beginning 1997, President of Bank One, Point
                           Pleasant, West Virginia, N.A. from 1995 to 1997.

E. Richard Mahan, 56       Senior Vice President and Secretary of the Registrant
                           beginning   2000,   Executive   Vice   President  and
                           Secretary  of the Bank  beginning  2000,  Senior Vice
                           President of the Registrant from 1999 to 2000, Executive Vice President of the Bank from 1999 to
                           2000,  Vice President of the Registrant  from 1995 to
                           1998, Senior Vice President, Commercial Bank Group of the Bank from 1995 to 1998.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Larry E. Miller, II, 37    Senior Vice President and Treasurer of the Registrant
                           beginning   2000,   Executive   Vice   President  and
                           Treasurer  of the Bank  beginning  2000,  Senior Vice
                           President of the Registrant from 1999 to 2000, Executive Vice President of the Bank from 1999 to
                           2000,  Vice President of the Registrant  from 1995 to
                           1998, Senior Vice President, Financial Bank Group of the Bank from 1995 to 1998.

Harold A. Howe, 52         Vice  President  of  the  Registrant  beginning 1998,
                           President of Jackson from 1994 to 2000.

David L. Shaffer, 43       Vice  President  of  the  Registrant  beginning 2000,
                           Senior Vice  President,  Commercial Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Commercial
                           Lending   of  the  Bank  from  1999  to  2000,   Vice
                           President,  Retail  Lending  of the Bank from 1994 to
                           1999.

Sandra L. Edwards, 54      Vice  President  of  the  Registrant  beginning 2000,
                           Senior Vice  President,  Financial  Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Management
                           Information  Systems  of the Bank  from 1999 to 2000,
                           Assistant Vice President, Operations Center Manager of the Bank from 1993 to 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The information required under this item is located under the caption "Summary of Common Stock Data" in the Registrant's 2001 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within
Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and to Note P - "Regulatory Matters". All such information is incorporated herein by reference.

  The Registrant was not involved in any sale of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

  The information required under this item is incorporated by reference to the information appearing under the caption "Selected Financial Data" of the Registrant's 2001 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Operations" appears within the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

  The information required under this item is included in Table VIII - "Rate Sensitivity Analysis" and the caption "Liquidity and Interest Rate Sensitivity" found within Management's Discussion and Analysis of Operations of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Registrant's consolidated financial statements and related notes are listed below and incorporated herein by reference to the 2001 Annual Report to Shareholders. The "Report of Independent Auditors" and the unaudited supplementary "Consolidated Quarterly Financial Information (unaudited)" specified by Item 302 of Regulation S-K appear within the 2001 Annual Report to Shareholders and are incorporated by reference.

  Consolidated Statements of Condition as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
  Consolidated  Statements of Changes in Shareholders'  Equity for the years ended December 31, 2001, 2000 and 1999
  Consolidated Statements of Cash Flows for the years ended December 31, 2001,
    2000 and 1999
  Notes to the Consolidated Financial Statements
  Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Registrant has not changed accountants during the two year period ending December 31, 2001, nor has it had disagreements with its accountants on accounting or financial disclosure matters.

                                    PART III

  Information relating to the following items is included in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 10, 2002 ("2002 Proxy Statement") filed with the Commission and is incorporated by reference to the pages listed below into this Form 10-K Annual Report, provided, that neither the report on executive compensation nor the performance graph included in the Registrant's definitive proxy statement shall be deemed to be incorporated herein by reference.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Discussion located at pages 5-6 of 2002 Proxy Statement.
         See also Part I - "Executive Officers of the Registrant",  beginning on page 16 of this Form 10-K.
         No facts exist which would require disclosure under Item 405 of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION
         Discussion located at pages 6-9 of 2002 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT
         Discussion located at pages 2-3 of 2002 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Discussion located at page 10 of 2002 Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

A. (1) Financial Statements
  The following consolidated financial statements of the Registrant appear in the 2001 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated by reference under Item 8 of this Form 10-K:

Consolidated   Statements  of  Condition  as  of  December  31,  2001  and  2000
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999
Notes to the Consolidated Financial Statements
Report of Independent Auditors

 (2) Financial Statement Schedules

  Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

  Reference is made to the Exhibit Index which is found on page 21 of this Form 10-K.

B. Reports on Form 8-K

  The Registrant's current report on Form 8-K filed with the SEC on January 18, 2002 (SEC File No. 0-20914) announced the decision of the Company's Board of Directors to declare a special cash dividend of $.16 per share on the outstanding shares of Ohio Valley Banc Corp stock. The special dividend was made payable on December 31, 2001 to shareholders of record December 21, 2001. This 8-K filing is being incorporated into this Form 10-K by reference.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO VALLEY BANC CORP.

Date:  March 29, 2002                   By /s/James L. Dailey
                                           -----------------------------
                                           James L. Dailey, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

            Name                               Capacity
            ----                               --------

/s/James L. Dailey                      Chairman
-----------------------------
James L. Dailey

/s/Jeffrey E. Smith                     President, Chief Executive Officer
-----------------------------           and Director
Jeffrey E. Smith

/s/Lannes C. Williamson                 Director
-----------------------------
Lannes C. Williamson

/s/Phil A. Bowman                       Director
-----------------------------
Phil A. Bowman

/s/W. Lowell Call                       Director
-----------------------------
W. Lowell Call

/s/Robert H. Eastman                    Director
-----------------------------
Robert H. Eastman

/s/Merrill L. Evans                     Director
-----------------------------
Merrill L. Evans

/s/Steven B. Chapman                    Director
-----------------------------
Steven B. Chapman

/s/Thomas E. Wiseman                    Director
-----------------------------
Thomas E. Wiseman

                                  EXHIBIT INDEX

   The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

    Exhibit Number                            Exhibit Description

         3a                   Amended   Articles  of  Ohio   Valley  Banc  Corp.
                              Incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1997 (SEC File No. 0-20914).

         3b Code of Regulations of the Registrant.Incorporated herein by reference to Exhibit 3(b) to the Registrant's current report on Form 8-K (SEC File No. 0-20914) filed November 6, 1992.

         10 Summary of Deferred Compensation Plan for Directors and Executive Officers. Incorporated herein by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for fiscal year ending December 31, 1997 (SEC File No. 0-20914).

         11 Statement regarding computation of per share earnings (included in Note A of the notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

         13                   Registrant's Annual Report to Shareholders for the
                              fiscal   year  ended   December  31,  2001  filed.
                              herewith.

         21                   Subsidiaries   of   the    Registrant   is   being
                              incorporated herein by reference.

         23 Consent of Independent Accountant - Crowe, Chizek and Company LLP filed herewith.

MISSION BRIEFING
by CEO/President Jeff Smith & Chairman Jim Dailey

Dear Shareholder:

2001 was a year of extremes: extreme pleasure as your company achieved its ninth consecutive year of record earnings; extreme pain as we experienced the attacks on the World Trade Center.

We were extremely proud of the 249 employees who were responsible for $4.9 million in net income, an increase of 11.3%; and earnings per share of $1.41, an increase of 12.8%. These employees supported the origination of more than 7,000 loans to individuals and businesses as well as opening more than 8,000 deposit accounts. We were extremely perplexed as our nation's economy slipped into a recession for the first time in nearly a decade.

We were extremely encouraged by the Federal Reserve's decisive actions in early January to stimulate the delining US economy. We were extremely discouraged by the events surrounding the Enron debacle, the largest corporate bankruptcy in US history.

Yet, regardless of the extremes of 2001, your company paid a special FREEDOM dividend of $.16 per share on December 31. This 2001 Annual Report is a tribute to the customers, employees and shareholders for whom the companies of Ohio Valley Banc Corp. open their doors every day. This Annual Report documents the progress over a calendar year of an organization with 21 offices in 10 countries and 2 states. This Annual Report memorializes the women and men whose discipline and dedication achieved this success, including three new directors of Ohio Valley Bank Co.: Anna Barnitz, Barney Molnar and Brent Saunders. This Annual Report is also a tribute to the FREEDOMS still standing in America. Ohio Valley Banc Corp., like America, is still open for business.

Sincerely,



Jeffrey E. Smith
CEO & President



James L. Dailey
Chairman of the Board

                                 Our Mission

Ohio Valley Banc Corp. is a Financial Holding Company whose lead subsidiary is the Ohio Valley Bank Co. which was founded in 1872 in Gallia County, Ohio.

Our mission is to:
>        exceed the  expectations  of our  customers,
>        increase  the standard of living of our employees, and
>        increase the value of our shareholders' investment.

We accomplish our mission by:
increasing innovative products and services for our customers; increasing employment opportunities for our employees; increasing market value per share, dividends per share, or both for our shareholders.


                                   Our Goals

For our Customers: To provide value in financial products and services which are delivered in a courteous, resourceful, and reliable manner.

For our Employees: To maintain a desirable work environment in which the employee can find job satisfaction, individual development, and corporate pride.

For our Shareholders: To exceed the average cumulative shareholder return of Financial Holding Companies in our asset size for the previous 5-year period of time.

                                   Our Values

The Directorate, Management, and Employees pledge to treat our customers, employees, and shareholders in the same manner as we would expect to be treated if we were a customer, employee, or shareholder under the same set of circumstances.

INVESTOR INFORMATION


VITAL STATISTICS

> Record earnings for 10 consecutive years

> Regular cash dividends per share for 2001 totaled $.63, a 6.8% increase from 2000. The special "freedom dividend", paid in fourth quarter 2001, boosted dividends to a 33.9% increase over 2000. ("freedom dividend" denoted on the graph below)

> Net income per share represented an increase of 12.8% over last year

> Approximately $635 million in assets

BUSINESS PROFILE

Ohio Valley Banc Corp commenced operations on October 23, 1992, as a one-bank holding company with The Ohio Valley Bank Company being the wholly-owned subsidiary. The Company's headquarters are located at 420 Third Avenue in Gallipolis, Ohio.

The Ohio Valley Bank Company was organized on September 24, 1872. The Bank is insured under the Federal Deposit Insurance Act and is chartered under the banking laws of the State of Ohio. The company currently operates seventeen offices in Ohio and West Virginia.

In April 1996, the Banc Corp opened a consumer finance company operating under the name of Loan Central, Inc. with offices in Gallipolis, South Point, Jackson, and Waverly, Ohio.

FORM 10-K

A copy of the company's annual report on Form 10-K, as filed with the Securities and Exchange Commission, will be forwarded without charge to any stockholder upon written request to: Ohio Valley Banc Corp, Attention: E. Richard Mahan, Secretary, P.O. Box 240, Gallipolis, OH 45631. The annual report and proxy statement are also available on the company's Web portal, www.ovbc.com.

STOCK LISTING

Ohio Valley Banc Corp stock is traded on The Nasdaq Stock Market under the symbol OVBC.

HEADQUARTERS

Ohio Valley Banc Corp
420 Third Avenue
P.O. Box 240
Gallipolis, Ohio 45631
740.446.2631 or 800.468.6682
www.ovbc.com

FINANCIAL HIGHLIGHTS

                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----

NET INCOME ($000)        $  4,895   $  4,400   $  4,292   $  4,130   $  3,782

TOTAL ASSETS ($000)      $634,999   $561,658   $522,057   $447,448   $379,088

INCOME PER SHARE         $   1.41   $   1.25   $   1.22   $   1.18   $   1.10

DIVIDENDS PER SHARE      $    .79   $    .59   $    .53   $    .44   $    .42

                        OHIO VALLEY BANC CORP. DIRECTORS

James L. Dailey
Jeffrey E. Smith
Merrill L. Evans
Robert H. Eastman
W. Lowell Call
Thomas E. Wiseman
Phil A. Bowman
Lannes C. Williamson
Steven B. Chapman

                         OHIO VALLEY BANC CORP. OFFICERS

Jeffrey E. Smith
James L. Dailey
E. Richard Mahan
Larry E. Miller, II
Katrinka V. Hart
Sue Ann Bostic
Mario Liberatore
Cherie A. Barr
Harold A. Howe
Sandra L. Edwards
David L. Shaffer
Scott W. Shockey
Cindy H. Johnston
Paula W. Salisbury

                       OHIO VALLEY BANK COMPANY DIRECTORS

James L. Dailey
Jeffrey E. Smith
Merrill L. Evans
Robert H. Eastman
W. Lowell Call
Thomas E. Wiseman
Phil A. Bowman
Lannes C. Williamson
Harold A. Howe
Steven B. Chapman
Wendell B. Thomas
Anna P. Barnitz
Barney A. Molnar
Brent A. Saunders

DIRECTORS EMERITUS

Keith R. Brandeberry
Art E. Hartley, Sr.
Morris E. Haskins
Charles C. Lanham
C. Leon Saunders
Warren F. Sheets

                          WEST VIRGINIA ADVISORY BOARD

Lannes C. Williamson
Anna P. Barnitz
Mario P. Liberatore
Charles C. Lanham
Richard L. Handley
Gregory K. Hartley
Trenton M. Stover
R. Raymond Yauger
John C. Musgrave

                           OHIO VALLEY BANK OFFICERS

Jeffrey E. Smith        President & Chief Executive Officer
James L. Dailey         Chairman of the Board
E. Richard Mahan        Executive Vice President & Secretary
Larry E. Miller, II     Executive Vice President & Treasurer
Katrinka V. Hart        Senior Vice  President,  Retail  Bank  Group,  and  Risk
                        Management Officer
Sue Ann Bostic          Senior Vice President, Administrative Services Group
Mario P. Liberatore     Senior Vice President, West Virginia Bank Group
Sandra L. Edwards       Senior Vice President, Financial Bank Group
David L. Shaffer        Senior Vice President, Commercial Bank Group
Patricia L. Davis       Vice President, Research & Technical Applications
Richard D. Scott        Vice President, Trust
Tom R. Shepherd         Vice President,Director of Marketing, Product Management
                        & Retail Development
Bryan W. Martin         Vice President, Facilities & Technical Services
Hugh H. Graham, Jr.     Vice President, SuperBank Division
Patrick H. Tackett      Vice President, Western Division Branch Administrator
Jennifer L. Osborne     Vice President, Retail Lending
Molly K. Tarbett        Vice President, Retail Deposits & Loss Prevention Mgr
Scott W. Shockey        Vice President and Chief Financial Officer
Phyllis P. Wilcoxon     Assistant Vice President
Robert T. Hennesy       Assistant VP, Indirect Lending Manager
Philip E. Miller        Assistant VP, Region Manager Franklin County
Rick A. Swain           Assistant VP, Region Manager Pike County
Timothy V. Stevens      Assistant VP, Region Manager Cabell County
Judy K. Hall            Assistant VP, Training and Educational Development
Melissa P. Mason        Assistant VP for Shareholder Relations
Diana L. Parks          Assistant VP, Internal Auditor
Christopher S. Petro    Assistant VP and Comptroller
Linda L. Plymale        Assistant Cashier, Transit Officer
Brenda G. Henson        Assistant Cashier, Manager Customer Service
Keith A. Johnson        Assistant Cashier, Collections Manager
Kyla A. Carpenter       Assistant Cashier and Marketing Officer
Richard P. Speirs       Assistant Cashier, Maintenance Technical Supervisor
Stephanie L. Stover     Assistant Cashier, Retail Lending Operations Manager
Marilyn Kearns          Assistant Cashier, Director of Human Resources
Kimberly R. Williams    Assistant Cashier, EDP Officer
Bryna S. Butler         Assistant Cashier for Corporate Communications
Raymond G. Polcyn       Assistant Cashier,  Region  Manager Gallia/Meigs/Jackson
                        SuperBank Offices
Cindy H. Johnston       Assistant Secretary
Paula W. Salisbury      Assistant Secretary

                              LOAN CENTRAL OFFICERS

Jeffrey E. Smith        Chairman of the Board
Cherie A. Barr          President
Timothy R. Brumfield    Secretary and Manager, Gallipolis Office
Renae L. Hughes         Manager, Jackson Office
Joseph I. Jones         Manager, Waverly Office
T. Joe Wilson           Manager, South Point Office

SELECTED FINANCIAL DATA

                                           Years Ended December 31

SUMMARY OF OPERATIONS:            2001      2000      1999      1998      1997
(dollars in thousands, except per share data)
Total interest income          $ 47,585  $ 45,195  $ 40,006  $ 35,191  $ 31,453
Total interest expense           24,235    24,065    18,837    15,691    14,517
Net interest income              23,350    21,130    21,169    19,500    16,936
Provision for loan losses         3,503     1,890     2,303     2,295     1,245
Total other income                5,129     3,858     3,132     2,760     1,860
Total other expenses             18,171    16,978    16,060    14,201    12,293
Income before income taxes        6,805     6,120     5,938     5,764     5,258
Income taxes                      1,910     1,720     1,646     1,634     1,476
Net income                        4,895     4,400     4,292     4,130     3,782

PER SHARE DATA(1):

Net income per share           $   1.41   $  1.25  $   1.22  $   1.18  $   1.10
Cash dividends per share       $    .79   $   .59  $    .53  $    .44  $    .42
Weighted average number
 of shares outstanding        3,461,856 3,516,205 3,530,203 3,502,366 3,426,600

AVERAGE BALANCE SUMMARY:

Total loans                    $473,998  $432,165  $382,353  $305,392  $271,535
Securities (2)                   70,857    74,733    73,783    74,478    73,303
Deposits                        441,255   428,874   376,050   319,493   304,296
Shareholders' equity             45,329    42,773    41,730    38,639    34,449
Total assets                    590,193   544,306   488,632   408,482   369,552

PERIOD END BALANCES:

Total loans                    $508,660  $448,303  $411,158  $347,130  $280,267
Securities (2)                   76,796    76,402    72,186    72,419    76,711
Deposits                        455,861   432,371   405,331   327,317   306,037
Shareholders' equity             46,300    44,492    42,708    40,680    36,834
Total assets                    634,999   561,658   522,057   447,448   379,088

KEY RATIOS:

Return on average assets           .83%       .81%      .88%     1.01%     1.02%
Return on average equity         10.80%     10.29%    10.29%    10.69%    10.98%
Dividend payout ratio            55.84%     47.14%    43.73%    37.13%    37.81%
Average equity to
 average assets                   7.68%      7.86%     8.54%     9.46%     9.32%

(1) Restated for stock splits as appropriate.
(2) Securities include interest-bearing balances with banks.

CONSOLIDATED STATEMENTS OF CONDITION

     As of December 31                                   2001             2000
     -----------------                                   ----             ----
(dollars in thousands)

ASSETS

Cash and noninterest-bearing deposits with banks  $     17,288      $    14,569
Federal funds sold                                       9,000
                                                  -------------     ------------
  Total cash and cash equivalents                       26,288           14,569
Interest-bearing balances with banks                     1,264              816
Securities available-for-sale                           61,559           59,819
Securities held-to-maturity
 (estimated fair value:  2001 - $14,421,
 2000 - $16,111)                                        13,973           15,767
Total loans                                            508,660          448,303
  Less:  Allowance for loan losses                      (6,251)          (5,385)
                                                  -------------     ------------
     Net loans                                         502,409          442,918
Premises and equipment, net                              8,702            9,285
Accrued income receivable                                3,420            4,104
Intangible assets, net                                   1,267            1,396
Bank owned life insurance                               12,089            9,408
Other assets                                             4,028            3,576
                                                  -------------    -------------
          Total assets                            $    634,999     $    561,658
                                                  =============    =============

LIABILITIES
Noninterest-bearing deposits                      $     56,735     $     47,661
Interest-bearing deposits                              399,126          384,710
                                                  -------------    -------------
     Total deposits                                    455,861          432,371
Securities sold under agreements to repurchase          29,274           18,345
Other borrowed funds                                    90,856           53,622
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                     5,000            5,000
Accrued liabilities                                      7,708            7,828
                                                  -------------    -------------
          Total liabilities                            588,699          517,166
                                                  -------------    -------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
 shares authorized; 2001 - 3,579,250 shares
 issued, 2000 - 3,559,770 shares issued)                 3,579            3,560
Additional paid-in capital                              29,207           28,760
Retained earnings                                       15,979           13,817
Accumulated other comprehensive income                   1,043              436
Treasury stock at cost (2001 - 129,990 shares,
 2000 - 72,489 shares)                                  (3,508)          (2,081)
                                                  -------------    -------------
          Total shareholders' equity                    46,300           44,492
                                                  -------------    -------------
               Total liabilities and
                shareholders' equity              $    634,999     $    561,658
                                                  =============    =============




          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

     For the years ended December 31              2001       2000       1999
     -------------------------------              ----       ----       ----
(dollars in thousands, except per share data)

Interest and dividend income:
   Loans, including fees                        $43,321    $40,470    $35,539
   Securities:
      Taxable                                     2,879      3,377      3,200
      Tax exempt                                    758        793        826
   Dividends                                        309        313        290
   Other interest                                   318        242        151
                                                -------    -------    -------
                                                 47,585     45,195     40,006

Interest expense:
   Deposits                                      19,281     20,367     15,602
   Repurchase agreements                            627        859        510
   Other borrowed funds                           3,797      2,671      2,725
   Obligated mandatorily redeemable capital
     securities of subsidiary trust                 530        168
                                                -------    -------    -------
                                                 24,235     24,065     18,837
                                                -------    -------    -------

Net interest income                              23,350     21,130     21,169
Provision for loan losses                         3,503      1,890      2,303
                                                -------    -------    -------
       Net interest income after provision
        for loan losses                          19,847     19,240     18,866
                                                -------    -------    -------
Noninterest income:
   Service charges on deposit accounts            3,003      2,016      1,237
   Trust fees                                       222        217        225
   Income from bank owned insurance                 596        482        407
   Net gain on sale of
    available-for-sale securities                                         317
   Other                                          1,308      1,143        946
                                                -------    -------    -------
                                                  5,129      3,858      3,132
                                                -------    -------    -------

Noninterest expense:
   Salaries and employee benefits                 9,815      9,300      9,190
   Occupancy expense                              1,255      1,337      1,041
   Furniture and equipment expense                1,141      1,253      1,115
   Corporation franchise tax                        587        385        356
   Data processing expense                          496        480        316
   Other                                          4,877      4,223      4,042
                                                -------    -------    -------
                                                 18,171     16,978     16,060
                                                -------    -------    -------

     Income before income taxes                   6,805      6,120      5,938

   Provision for income taxes                     1,910      1,720      1,646
                                                -------    -------    -------

       NET INCOME                               $ 4,895    $ 4,400    $ 4,292
                                                =======    =======    =======

Earnings per share                              $  1.41    $  1.25    $  1.22
                                                =======    =======    =======




           See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2001, 2000 and 1999


                                                                               Accumulated
                                                                                 Other                        Total
                                           Common                 Retained    Comprehensive     Treasury    Shareholders'
(dollars in thousands, except per           Stock     Surplus     Earnings       Income          Stock        Equity
share data)                                 -----     -------     --------       ------          -----        ------
BALANCES AT JANUARY 1, 1999               $ 2,818     $27,598     $ 9,797     $   467                         $40,680
  Comprehensive income:
     Net income                                                     4,292                                       4,292
     Cumulative effect of securities
      transfers, net                                                              167                             167
     Net change in unrealized gain
      on available-for-sale securities                                         (1,231)                         (1,231)
                                                                                                              -------
        Total comprehensive income                                                                              3,228
  Common Stock split, 25%                     706                    (706)
  Cash paid in lieu of fractional
    shares in stock split                                             (15)                                        (15)
  Common Stock issued, 7,500 shares             8         241                                                     249
  Common Stock issued through
    dividend reinvestment, 16,756 shares       17         615                                                     632
  Cash dividends, $.53 per share                                   (1,877)                                     (1,877)
  Shares acquired for treasury, 5,589 shares                                                  $  (189)           (189)
                                          -------     -------     -------     -------         -------         -------
BALANCES AT DECEMBER 31, 1999               3,549      28,454      11,491        (597)           (189)         42,708
  Comprehensive income:
     Net income                                                     4,400                                       4,400
     Net change in unrealized gain
      on available-for-sale securities                                          1,033                           1,033
                                                                                                              -------
        Total comprehensive income                                                                              5,433
  Common Stock issued through
    dividend reinvestment, 11,198 shares       11         306                                                     317
  Cash dividends, $.59 per share                                   (2,074)                                     (2,074)
  Shares acquired for treasury, 66,900 shares                                                  (1,892)         (1,892)
                                          -------     -------     -------     -------        --------         -------
BALANCES AT DECEMBER 31, 2000               3,560      28,760      13,817         436          (2,081)         44,492
  Comprehensive income:
     Net income                                                     4,895                                       4,895
     Net change in unrealized gain
      on available-for-sale securities                                            607                             607
                                                                                                              -------
        Total comprehensive income                                                                              5,502
  Common Stock issued through
    dividend reinvestment, 19,480 shares       19         447                                                     466
  Cash dividends, $.79 per share                                   (2,733)                                     (2,733)
  Shares acquired for treasury, 57,501 shares                                                (1,427)           (1,427)
                                          -------     -------     -------     -------       -------           -------
BALANCES AT DECEMBER 31, 2001             $ 3,579     $29,207     $15,979     $ 1,043       $(3,508)          $46,300
                                          =======     =======     =======     =======       =======           =======

             See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the years ended December 31                             2001       2000       1999
     -------------------------------                             ----       ----       ----
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 4,895    $ 4,400    $ 4,292
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                 1,222      1,447      1,157
    Net amortization and accretion of securities                    63         99        171
    Amortization of intangible assets                              130        129         30
    Deferred tax benefit                                          (368)      (292)      (262)
    Provision for loan losses                                    3,503      1,890      2,303
    Contribution of common stock to ESOP                                                 249
    FHLB stock dividend                                           (309)      (318)      (280)
    Net gain on sale of available-for-sale securities                                   (317)
    Change in accrued income receivable                            684       (806)      (575)
    Change in accrued liabilities                                 (120)     1,829      1,357
    Change in other assets                                        (913)    (2,262)    (1,873)
                                                               -------    -------    -------
      Net cash provided by operating activities                  8,787      6,116      6,252
                                                               -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities
   available-for-sale                                           25,726      6,749      10,587
  Purchases of securities available-for-sale                   (26,248)    (9,349)    (13,438)
  Proceeds from maturities of securities
   held-to-maturity                                              2,482      2,628       2,841
  Purchases of securities held-to-maturity                        (741)    (2,450)     (1,347)
  Proceeds from sale of equity securities                                                 323
  Change in interest-bearing deposits in other banks              (448)       (10)        (11)
  Net increase in loans                                        (62,994)   (38,705)    (65,553)
  Purchases of premises and equipment                             (639)      (844)     (2,686)
  Purchases of insurance contracts                              (2,165)      (905)       (460)
                                                               -------    -------     -------
      Net cash used in investing activities                    (65,027)   (42,886)    (69,744)
                                                               -------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in deposits                                            23,490     27,040      58,653
  Cash and cash equivalents received in assumption of
   deposits, net of assets acquired                                                     19,361
  Cash dividends                                                (2,733)    (2,074)     (1,877)
  Cash paid in lieu of fractional shares in stock split                                   (15)
  Proceeds from issuance of common stock                           466        317         632
  Purchases of treasury stock                                   (1,427)    (1,892)       (189)
  Change in securities sold under agreements to repurchase      10,929      1,557      (2,278)
  Proceeds from obligated mandatorily redeemable
    capital securities of subsidiary trust                                  5,000
  Proceeds from long-term borrowings                            54,125     30,250       8,500
  Repayment of long-term borrowings                            (13,615)   (25,629)     (9,818)
  Change in other short-term borrowings                         (3,276)    (2,230)     (3,194)
                                                               -------    -------     -------
      Net cash provided by financing activities                 67,959     32,339      69,775
                                                               -------    -------     -------

CASH AND CASH EQUIVALENTS:
  Change in cash and cash equivalents                           11,719     (4,431)      6,283
  Cash and cash equivalents at beginning of year                14,569     19,000      12,717
                                                               -------    -------     -------
      Cash and cash equivalents at end of year                 $26,288    $14,569     $19,000
                                                               =======    =======     =======

CASH PAID DURING THE YEAR FOR:
  Interest                                                     $25,155    $22,456    $17,496
  Income taxes                                                   2,455      1,655      2,075

                  See accompanying notes to consolidated financial statements

Note A - Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

Principles of Consolidation: The consolidated financial statements include the accounts of the Ohio Valley Banc Corp. (the Company) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the Bank), Loan Central, a consumer finance company and Ohio Valley Statutory Trust I, a special purpose financing entity. All material intercompany accounts and transactions have been eliminated.

Industry Segment Information: The Company is primarily engaged in the business of commercial and retail banking and trust services, with operations conducted through 21 offices located in central and southeastern Ohio as well as western West Virginia. These communities are the source of substantially all of the Company's deposit, loan and trust services. The majority of the Company's income is derived from commercial and retail business lending activities. Management considers the Company to operate in one segment, banking.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of management's estimates and assumptions that are more susceptible to change in the near term involve the allowance for loan losses, the fair value of certain securities, the fair value of financial instruments and the determination and carrying value of impaired loans.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings and interest-bearing deposits with other financial institutions.

Securities: The Company classifies securities into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities classified as available-for-sale include marketable equity securities and other securities that management intends to sell or that could be sold for liquidity, investment management or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Other securities such as Federal Home Loan Bank stock are carried at cost.
         Premium amortization is deducted from, and discount accretion is added to, interest income on securities using the level yield method. Gains and losses are recognized upon the sale of specific identified securities on the completed transaction basis. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.
         Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral value, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem situations, the entire allowance is available for any charge-offs that occur. A loan is charged off by management as a loss when deemed uncollectable, although collection efforts continue and future recoveries may occur.
         Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, credit card and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectable. This typically occurs when the loan is 120 or more days past due.

Concentrations of Credit Risk:
         The Company, through its subsidiaries, grants residential, consumer and commercial loans to customers located primarily in the southeastern Ohio and western West Virginia areas.

The following represents the composition of the loan portfolio at December 31, 2001:

                                                           % of Total Loans
                                                           ----------------

      Real Estate loans ............................             44.47%
      Commercial and industrial loans...............             34.04%
      Consumer loans ...............................             21.32%
      All other loans ..............................               .17%
                                                                -------
                                                                100.00%
                                                                =======

Approximately 4.81% of total loans are unsecured.

         The Bank, in the normal course of its operations, conducts business with correspondent financial institutions. Balances in correspondent accounts, investments in federal funds, certificates of deposit and other short-term securities are closely monitored to ensure that prudent levels of credit and liquidity risks are maintained. At December 31, 2001, the Bank's primary correspondent balances were $9,000 in Federal funds sold at National City Bank, Cleveland, Ohio and $6,879 on deposit at the Federal Reserve Bank, Cleveland, Ohio.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the declining balance and straight-line methods over the estimated useful lives of the various assets. Maintenance and repairs are expensed and major improvements are capitalized.

Other Real Estate: Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at the lower of investment in the loan or estimated fair value of the property less estimated selling costs. Any reduction to fair value at the time of acquisition is accounted for as a loan charge-off. Any subsequent reduction in fair value is recorded as a loss on other assets. Costs incurred to carry other real estate are charged to expense. Other real estate owned totaled $289 at December 31, 2001 and $34 at December 31, 2000. Transfers of loans to other real estate were $443 in 2001 and $139 in 2000. There were no transfers of loans to other real estate in 1999.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Per Share Amounts: Earnings per share is based on net income divided by the following weighted average number of shares outstanding during the periods:
3,461,856 for 2001,  3,516,205 for 2000 and 3,530,203 for 1999.  The Company had
no dilutive securities outstanding for any period presented.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Business  Combinations:  In June 2001, the Financial  Accounting Standings Board
(FASB)issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this statement applied to all business combinations initiated after June 30, 2001. The adoption of this statement would only impact the Company's financial statements if it entered into a business combination. As of December 31, 2001, the Company had not initiated any business combinations since June 30, 2001.

Goodwill: In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company will be required to adopt this statement on January 1, 2002. The adoption of this statement will no materially impact the Company's financial statements.

Reclassifications:  The consolidated financial statements for 2000 and 1999 have
been   reclassified   to  conform   with  the   presentation   for  2001.   Such
reclassifications had no effect on the net results of operations.

NOTE B - SECURITIES
     The amortized cost and estimated fair value of securities as follows:

                                                          Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized    Fair
December 31, 2001                             Cost        Gains        Losses      Value
-----------------                             ----        -----        ------      -----
  Securities Available-for-Sale
  -----------------------------
  U.S. Treasury securities                   $ 1,990      $    3                  $ 1,993
  U.S. Government agency securities           51,494       1,578       $ (16)      53,056
  Mortgage-backed securities                   1,719          15                    1,734
  Marketable equity securities                 4,776                                4,776
                                             -------      ------       -----      -------
     Total securities                        $59,979      $1,596       $ (16)     $61,559
                                             =======      ======       =====      =======
  Securities Held-to-Maturity
  ---------------------------
  Obligations of states and
    political subdivisions                   $13,765      $  481       $ (25)     $14,221
  Mortgage-backed securities                     208                      (8)         200
                                             -------      ------       -----      -------
     Total securities                        $13,973      $  481       $ (33)     $14,421
                                             =======      ======       =====      =======
                                                          Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized    Fair
December 31, 2000                             Cost        Gains        Losses      Value
-----------------                             ----        -----        ------      -----
  Securities Available-for-Sale
  -----------------------------
  U.S. Treasury securities                   $ 2,499      $    9                  $ 2,508
  U.S. Government agency securities           50,127         711       $ (42)      50,796
  Mortgage-backed securities                   2,065           1         (18)       2,048
  Marketable equity securities                 4,467                                4,467
                                             -------      ------       -----      -------
     Total securities                        $59,158      $  721       $ (60)     $59,819
                                             =======      ======       =====      =======
  Securities Held-to-Maturity
  ---------------------------
  Obligations of states and
    political subdivisions                   $15,503      $  383       $ (25)      15,861
  Mortgage-backed securities                     264           1         (15)         250
                                             -------      ------       -----      -------
     Total securities                        $15,767      $  384       $ (40)     $16,111
                                             =======      ======       =====      =======

     Securities with a carrying value of approximately $63,455 at December 31, 2001 and $63,488 at December 31, 2000 were pledged to secure public deposits and for other purposes as required or permitted by law.
     The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                                     Available-for-Sale       Held-to-Maturity
                                     ------------------       ----------------
                                               Estimated               Estimated
                                    Amortized    Fair       Amortized    Fair
Debt Securities:                      Cost       Value        Cost       Value
                                      ----       -----        ----       -----
  Due in one year or less          $26,387     $26,602      $ 1,645    $ 1,685
  Due in one to five years          25,097      26,453        5,265      5,528
  Due in five to ten years           2,000       1,994        4,945      5,065
  Due after ten years                                         1,910      1,943
  Mortgage-backed securities         1,719       1,734          208        200
                                   -------     -------      -------    -------
     Total debt securities         $55,203     $56,783      $13,973    $14,421
                                   =======     =======      =======    =======

     There were no sales of debt and equity securities during 2001 and 2000. Proceeds from the sale of equity securities in 1999 were $323 with gross gains of $317 realized.

NOTE C - LOANS

     Loans are comprised of the following at December 31:

                                          2001            2000
                                          ----            ----
Real estate loans                       $226,212        $209,724
Commercial and industrial loans          173,154         139,826
Consumer loans                           108,437          98,013
All other loans                              857             740
                                        --------        --------
  Total Loans                           $508,660        $448,303
                                        ========        ========


NOTE D - ALLOWANCE FOR LOAN LOSSES

     Following is an analysis of changes in the allowance for loan losses for years ended December 31:


                                          2001           2000           1999
                                          ----           ----           ----
Balance, beginning of year               $5,385         $5,055         $4,277

Loans charged-off:
  Real estate                               659             92             41
  Commercial                                620             61            454
  Consumer                                1,903          1,642          1,298
                                         ------         ------         ------
    Total loans charged-off               3,182          1,795          1,793

Recoveries of loans:
  Real estate                                69              4             13
  Commercial                                 17                            23
  Consumer                                  459            231            232
                                         ------         ------         ------
    Total recoveries of loans               545            235            268

Net loan charge-offs                     (2,637)        (1,560)        (1,525)
Provision charged to operations           3,503          1,890          2,303
                                         ------         ------         ------
Balance, end of year                     $6,251         $5,385         $5,055
                                         ======         ======         ======

Information regarding impaired loans is as follows:

                                                          2001           2000
                                                          ----           ----
  Balance of impaired loans                              $  960         $1,233
                                                         ======         ======
  Portion of impaired loan balance for which
  an allowance for credit losses is allocated            $  960         $1,233
                                                         ======         ======
  Portion of allowance for loan losses allocated
    to the impaired loan balance                         $  300         $  530
                                                         ======         ======

  Average investment in impaired loans for the year      $1,013         $1,266
                                                         ======         ======

  Past due - 90 days or more and still accruing          $3,013         $3,691
                                                         ======         ======

  Nonaccrual                                             $3,297         $2,948
                                                         ======         ======

Interest on impaired loans was not material for years ending 2001, 2000 or 1999.

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31:

                                                2001           2000
                                                ----           ----

Land                                          $ 1,376        $ 1,376
Buildings                                       8,661          8,550
Furniture and equipment                         8,040          7,512
                                              -------        -------
                                               18,077         17,438
Less accumulated depreciation                   9,375          8,153
                                              -------        -------
     Total Premises and Equipment             $ 8,702        $ 9,285
                                              =======        =======

The following is a summary of the future minimum lease payments for facilities leased by the Company. Lease payments were $333 in 2001 and $344 in 2000.

2002         $  328
2003            289
2004            185
2005            133
2006             96
Thereafter       51
             ------
             $1,082
             ======

NOTE F - DEPOSITS
     Following is a summary of interest-bearing deposits at December 31:

                                                   2001           2000
                                                   ----           ----

NOW accounts                                    $ 91,497       $ 80,336
Savings and Money Market                          40,936         36,598
Time:
 IRA accounts                                     36,634         34,683
   Certificates of Deposit:
     In denominations under $100,000             155,074        145,121
     In denominations of $100,000 or more         74,985         87,972
                                                --------       --------
       Total time deposits                       266,693        267,776
                                                --------       --------
       Total interest-bearing deposits          $399,126       $384,710
                                                ========       ========

     Following is a summary of total time deposits by remaining maturities at December 31:

                                                   2001
                                                  ------
Within one year                                 $161,046
From one to two years                             64,555
From two to three years                           23,392
From three to four years                          11,789
From four to five years                            4,456
Thereafter                                         1,455
                                                --------
     Total                                      $266,693
                                                ========

NOTE G - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Following is a summary of securities sold under agreements to repurchase at December 31:

                                                  2001           2000
                                                  ----           ----

Balance outstanding at period end               $29,274        $18,345
                                                -------        -------
Weighted average interest rate at period end       1.90%         5.28%
                                                -------        -------
Average amount outstanding during the year      $19,893        $17,606
                                                -------        -------
Approximate weighted average interest rate
 during the year                                   3.15%         4.88%
                                                -------        -------
Maximum amount outstanding as of any month-end  $29,274        $22,690
                                                -------        -------
Securities underlying these agreements at
 year-end were as follows:
  Carrying value of securities                  $39,221        $39,177
                                                -------        -------
  Fair Value                                    $40,619        $39,635
                                                -------        -------


NOTE H - OTHER BORROWED FUNDS

     Other borrowed funds at December 31, 2001 and 2000 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

                 FHLB Borrowings   Promissory Notes   FRB Notes      Totals
                 ---------------   ----------------   ---------      -------
    2001             $81,564           $ 3,792         $ 5,500       $90,856
    2000             $44,753           $ 5,594         $ 3,275       $53,622

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $122,346 and $4,776 at December 31, 2001. Fixed rate FHLB advances mature through 2010 and have interest rates ranging from 4.30% to 6.62%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 2.05% to 7.00% and are due at various dates through a final maturity date of October 24, 2002.

     Scheduled  principal  payments over the next five years:

               FHLB borrowings     Promissory notes     FRB Notes      Total
               ---------------     ----------------     ---------      -----
2002               $13,260              $3,792           $5,500       $22,552
2003                13,932                                             13,932
2004                14,486                                             14,486
2005                11,114                                             11,114
2006                14,605                                             14,605
Thereafter          14,167                                             14,167
                   -------              ------           ------       -------
                   $81,564              $3,792           $5,500       $90,856
                   =======              ======           ======       =======

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $29,000 at December 31, 2001 and $33,100 at December 31, 2000. Various investment securities from the Bank used to collateralize FRB notes totaled $5,970 at December 31, 2001 and $9,165 at December 31, 2000.

NOTE I - OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
         SUBSIDIARY TRUST

   On September 7, 2000 the Company completed the issuance of $5,000 at 10.60% obligated mandatorily redeemable capital securities of a subsidiary trust (Trust Preferred Securities) through a newly formed, wholly-owned subsidiary, Ohio Valley Statutory Trust I (the "Trust Issuer"). The Trust Issuer invested the total proceeds from the sale of trust preferred securities in a long-term subordinated debenture issued by the parent company with a fixed rate of 10.60% and a maturity date of September 7, 2030. The parent company used the net proceeds from the sale of the subordinated debenture to help continue the Company's stock repurchases and provide additional capital to the Bank to support growth. The trust preferred securities were unsecured at December 31, 2001. A description of the trust preferred securities currently outstanding at December 31, 2001 is presented below:

      Issuing               Date of       Interest       Maturity      Principal
      Entity               Issuance         Rate           Date         Balance
-------------------   -----------------   --------  -----------------  ---------
    Ohio Valley       September 7, 2000    10.60%   September 7, 2030   $5,000
 Statutory Trust I

NOTE J - INCOME TAXES

   The provision for federal income taxes consists of the following components:

                                                 2001       2000      1999
                                                 ----       ----      ----
Current tax expense                             $2,278     $2,012    $1,908
Deferred tax expense (benefit)                    (368)      (292)     (262)
                                                ------     ------    ------
   Total federal income taxes                   $1,910     $1,720    $1,646
                                                ======     ======    ======

     The sources of gross deferred tax assets and gross deferred tax liabilities at December 31:
                                                           2001       2000
                                                           ----       ----
Items giving rise to deferred tax assets:
   Allowance for loan losses in excess of tax reserve     $1,857     $1,486
   Deferred compensation                                     599        502
   Other                                                      96        126

Items giving rise to deferred tax liabilities:
   Investment accretion                                      (40)       (34)
   Depreciation                                              (19)       (56)
   FHLB stock dividends                                     (544)      (439)
   Unrealized gain on securities available-for-sale         (537)      (225)
   Other                                                                 (4)
                                                          ------     ------
Net deferred tax asset                                    $1,412     $1,356
                                                          ======     ======

     The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate of 34% to income before taxes is as follows:

                                                      2001       2000     1999
                                                      ----       ----     ----

Statutory tax                                       $2,314     $2,081    $2,019
Effect of nontaxable interest
   and dividends                                      (263)      (278)     (297)
Nondeductible interest expense                          42         49        46
Insurance contracts                                   (176)      (139)     (117)
Other items                                             (7)         7        (5)
                                                    ------     ------    ------
   Total federal income taxes                       $1,910     $1,720    $1,646
                                                    ======     ======    ======

     There were no taxes attributable to gains on sale of securities in 2001 and 2000.Taxes attributable to gains on sale of securities totaled $108 in 1999.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

   The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.

   Following is a summary of such commitments at December 31:

                                                2001        2000
                                                -----       -----

        Fixed rate                             $ 2,075     $   811
        Variable rate                           52,578      45,418

   Standby letters of credit                     9,659       5,906

   The interest rate on fixed rate commitments ranged from 7.125% to 17.90% at December 31, 2001.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
   There are various contingent liabilities that are not reflected in the financial statements, including claims and legal action arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.
   The bank subsidiary of the Company is required to maintain average reserve balances with the Federal Reserve Bank or as cash in the vault. The amount of those reserve balances for the year ended December 31, 2001, was approximately $7,084.


NOTE L - RELATED PARTY TRANSACTIONS

   Certain directors, executive officers and companies in which they are affiliated were loan customers during 2001. A summary of activity on these borrower relationships with aggregate debt greater than $60 is as follows:

Total loans at January 1, 2001        $12,936
   New loans                            6,243
   Repayments                          (6,140)
   Other changes                           98
                                      -------
Total loans at December 31, 2001      $13,137
                                      =======

   Other changes include adjustment for loans applicable to one reporting period that are excludable from the other reporting period. In addition, certain directors, executive officers and companies in which they are affiliated were recipients of promissory notes issued by the parent company in the amount of $1,603.

NOTE M - EMPLOYEE BENEFITS

   The Bank has a profit-sharing plan for the benefit of its employees and their beneficiaries. Contributions to the plan are determined by the Board of Directors. Contributions charged to expense were $134, $146 and $131 for 2001, 2000 and 1999.
   The Company maintains an Employee Stock Ownership Plan (ESOP) covering substantially all of its employees. The Company makes discretionary contributions to the plan which are allocated to plan participants based on relative compensation. The total number of shares held by the Plan, all of which have been allocated to participant accounts were 154,914 and 167,598 at December 31, 2001 and 2000. In addition, the Bank made contributions to its ESOP Trust as follows:

                                      Years ended December 31
                                  2001         2000         1999
                                  ----         ----         ----

Number of shares issued               0            0        7,500
                                  =====        =====        =====

Value of stock contributed                                  $ 249

Cash contributed                  $ 123        $ 293           12
                                  -----        -----        -----

Total charged to expense          $ 123        $ 293        $ 261
                                  =====        =====        =====

   Life insurance contracts with a cash surrender value of $12,089 have been purchased by the Company, the owner the of policies. The purpose of these contracts was to replace a current group life insurance program for executive officers and implement a supplemental retirement program. The cost of providing the benefits to the participants of the supplemental retirement program is expected to be offset by the earnings on the life insurance contracts.

NOTE N - OTHER COMPREHENSIVE INCOME

   Other comprehensive income components and related taxes for the years ended December 31, are as follow:


                                                  2001       2000       1999
Unrealized holding gains (losses) on              ----       ----       ----
 available-for-sale securities                 $   920    $ 1,565    $(1,548)

Cumulative effect of securities transferred                              253

Less: Reclassification adjustment for
 gains (losses) later recognized in income                               317
                                               -------     -------   -------
Net unrealized gain (losses)                       920      1,565     (1,612)

Tax effect                                         313        532       (548)
                                               -------     -------   -------
 Other comprehensive income                    $   607    $ 1,033    $(1,064)
                                               =======     =======   =======

NOTE O - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-term Investments: For short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans: The fair value of fixed rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair market value of commitments is not material at December 31, 2001 or 2000.

Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase and Other Borrowed Funds: For other borrowed funds, rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value. For securities sold under agreements to repurchase, carrying value is a reasonable estimate of fair value.

Accrued Interest Receivable and Payable: For accrued interest receivable and payable, the carrying amount is a reasonable estimate of fair value.

In addition, other assets and liabilities that are not defined as financial instruments were not included in the disclosures below, such as premises and equipment and life insurance contracts.

   The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                             2001                  2000
                                             ----                  ----
                                       Carrying     Fair     Carrying    Fair
                                         Value      Value      Value     Value
                                         -----      -----      -----     -----

Financial assets:
   Cash and short-term investments    $ 27,552   $ 27,552   $ 15,385   $ 15,385
   Securities                           70,756     71,204     71,119     71,463
   FHLB stock                            4,776      4,776      4,467      4,467
   Loans                               502,409    507,459    442,918    445,730
   Accrued interest receivable           3,420      3,420      4,104      4,104

Financial liabilities:
   Deposits                           (455,861)  (460,547)  (432,371)  (435,155)
   Securities sold under agreements
     to repurchase                     (29,274)   (29,274)   (18,345)   (18,345)
   Other borrowed funds                (90,856)   (92,076)   (53,622)   (53,539)
   Obligated mandatorily redeemable
     capital securities of subsidiary
     trust                              (5,000)    (5,250)    (5,000)    (5,167)
   Accrued interest payable             (5,177)    (5,177)    (6,096)    (6,096)

   Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments , and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE P - REGULATORY MATTERS

   The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

   The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and
expansion,   and  plans  for  capital  restoration  are  required.

At year-end, consolidated actual capital levels (in thousands) and minimum required levels for the Company and Bank were:

                                                                                   Minimum Required
                                                                                      To Be Well
                                                               Minimum Required    Capitalized Under
                                                                  For Capital      Prompt Corrective
                                                Actual         Adequacy Purposes   Action Regulations
                                                ------         -----------------   ------------------
                                            Amount   Ratio       Amount  Ratio       Amount   Ratio
                                            ------   -----       ------  -----       ------   -----
2001
Total capital (to risk weighted assets)
   Consolidated                            $55,242   10.7%      $41,160   8.0%      $51,450   10.0%
   The Ohio Valley Bank Company            $51,374   11.2%      $36,570   8.0%      $45,713   10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                            $48,991    9.5%      $20,580   4.0%      $30,870    6.0%
   The Ohio Valley Bank Company            $45,658   10.0%      $18,285   4.0%      $27,428    6.0%
Tier 1 capital (to average assets)
   Consolidated                            $48,991    7.9%      $24,910   4.0%      $31,137    5.0%
   The Ohio Valley Bank Company            $45,658    7.4%      $24,593   4.0%      $30,742    5.0%

2000
Total capital (to risk weighted assets)
   Consolidated                            $52,975   12.5%      $34,012   8.0%      $42,515   10.0%
   The Ohio Valley Bank Company            $48,391   12.4%      $31,129   8.0%      $38,912   10.0%
Tier 1 capital (to risk weighted assets)
   Consolidated                            $47,660   11.2%      $17,006   4.0%      $25,509    6.0%
   The Ohio Valley Bank Company            $43,525   11.2%      $15,565   4.0%      $23,347    6.0%
Tier 1 capital (to average assets)
   Consolidated                            $47,660    8.5%      $22,488   4.0%      $28,110    5.0%
   The Ohio Valley Bank Company            $43,525    7.9%      $22,009   4.0%      $27,511    5.0%

   The Company and Bank at year-end 2001 were categorized as well capitalized. Management is not aware of any event or circumstances subsequent to year-end that would change the Company's or Bank's capital structure.
   Dividends paid by the subsidiaries are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the subsidiaries to the Company is subject to restrictions by regulatory authorities. These restrictions generally limit dividends to the current and prior two years retained earnings. At December 31, 2001, approximately $10,911 of the subsidiaries' retained earnings were available for dividends under these guidelines. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below minimum regulatory guidelines. These restrictions do not presently limit the Company from paying dividends at its historical level.

NOTE Q - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

   Below is condensed financial information of Ohio Valley Banc Corp. In this information, the parent's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

       CONDENSED STATEMENTS OF CONDITION                 at December 31:
Assets                                                   2001      2000
                                                         ----      ----
  Cash and cash equivalents                           $   457    $    50
  Interest-bearing balances with subsidiaries               4        259
  Investment in subsidiaries                           49,756     47,045
  Notes receivable - subsidiaries                       3,089      5,947
  Other assets                                          2,105      2,115
                                                      -------    -------
    Total assets                                      $55,411    $55,416
                                                      =======    =======

Liabilities
 Notes Payable                                        $  3,787   $ 5,576
 Subordinated debentures                                 5,155     5,155
 Other liabilities                                         169       193
                                                       -------   -------
    Total liabilities                                    9,111    10,924
                                                       -------   -------
Shareholders' Equity
 Total shareholders' equity                             46,300    44,492
                                                       -------   -------
     Total liabilities and shareholders' equity        $55,411   $55,416
                                                       =======   =======


       CONDENSED STATEMENTS OF INCOME

                                                       Years ended December 31:
                                                        2001     2000     1999
                                                        ----     ----     ----
Income:
  Interest on deposits                                $    2    $   33   $  102
  Interest on loans                                        3         6       12
  Interest on notes                                      282       474      502
  Other operating income                                   8        19
  Dividends from bank subsidiary                       3,317       925      425

Expenses:
  Interest on notes                                      308       343      263
  Interest on subordinated debentures                    546       173
  Operating expenses                                     229       144      153
                                                      ------    ------   ------
  Income before federal income taxes and equity
    in undistributed earnings of subsidiaries          2,529       797      625
  Income tax benefit (expense)                           262        42      (68)
  Equity in undistributed earnings of subsidiaries     2,104     3,561    3,735
                                                      ------    ------   ------
    Net Income                                        $4,895    $4,400   $4,292
                                                      ======    ======   ======

       CONDENSED STATEMENT OF CASH FLOWS

            Years ended December 31:                    2001     2000     1999
                                                        ----     ----     ----
Cash flows from operating activities:
  Net income                                          $4,895    $4,400   $4,292
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed earnings of subsidiaries(2,104)   (3,561)  (3,735)
      Change in other assets                              10    (2,014)     (36)
      Change in other liabilities                        (24)      (15)      (8)
                                                      ------    ------   ------
      Net cash provided by operating activities        2,777    (1,190)     513
                                                      ------    ------   ------

Cash flows from investing activities:
  Capital contributions to subsidiaries                         (6,090)
  Proceeds from repayment of long-term note
    from subsidiary                                              4,000
  Change in other long-term investments                           (156)
  Change in other short-term investments               2,860      (645)    (948)
  Change in subsidiary line of credit                     (2)      153     (186)
  Change in interest-bearing deposits                    255       801    5,744
                                                      ------    ------   ------
    Net cash used in investing activities              3,113    (1,937)   4,610
                                                      ------    ------   ------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                       5,155
  Change in other short-term borrowings               (1,789)    1,621   (3,923)
  Cash dividends paid                                 (2,733)   (2,074)  (1,877)
  Cash paid in lieu of fractional shares in stock split                     (15)
  Proceeds from issuance of common stock                 466       317      881
  Purchases of treasury stock                         (1,427)   (1,892)    (189)
                                                      ------    ------   ------
    Net cash used in financing activities             (5,483)    3,127   (5,123)
                                                      ------    ------   ------

Cash and cash equivalents:
  Change in cash and cash equivalents                     407        0        0
  Cash and cash equivalents at beginning of year           50       50       50
                                                       ------   ------   ------
    Cash and cash equivalents at end of year           $  457   $   50   $   50
                                                       ======   ======   ======

NOTE R - ACQUISITION AND INTANGIBLE ASSETS

     On September  24, 1999,  the Bank acquired  from  Huntington  National Bank
(HNB) certain assets and assumed certain deposits and other liabilities in accordance with a purchase and assumption agreement of the same date.
     The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded based on their estimated fair market value at the date of acquisition. A summary of assets acquired and liabilities assumed follow:


Cash                                    $   428
Premises and equipment                      885
Funds received from HNB                  18,933
Goodwill                                  1,442
                                        -------
   Total assets                         $21,688
                                        =======

Deposit liabilities                     $21,590
Accrued interest payable and
 other liabilities                           98
                                        -------
   Total liabilities                    $21,688
                                        =======

     Goodwill totaled $1,267 at December 31, 2001 and is being amortized over an original term of 12 years on a straight line basis. Amortization expense for goodwill totaled $130 for 2001 and $129 for 2000.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(dollars in thousands, except per share data)

                                          Quarters Ended

       2001                   Mar. 31    Jun. 30    Sept. 30   Dec. 31

Total interest income         $11,523    $11,867     $12,159    $12,036
Total interest expense          6,354      6,081       6,065      5,735
Net interest income             5,169      5,786       6,094      6,301
Provision for loan losses         427        646       1,092      1,338
    Net Income                  1,107      1,154       1,220      1,414

Net income per share          $   .32    $   .33     $   .35    $   .41


       2000

Total interest income         $10,652    $11,100     $11,627    $11,816
Total interest expense          5,380      5,778       6,282      6,625
Net interest income             5,272      5,322       5,345      5,191
Provision for loan losses         302        407         456        725
    Net Income                  1,052        991       1,099      1,258

Net income per share          $   .30    $   .28     $   .31    $   .36


       1999

Total interest income         $ 9,437    $ 9,890     $10,214    $10,465
Total interest expense          4,376      4,558       4,765      5,138
Net interest income             5,061      5,332       5,449      5,327
Provision for loan losses         448        557         438        861
    Net Income                  1,032      1,141       1,097      1,022

Net income per share          $   .29    $   .33     $   .31    $   .29

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Ohio Valley Banc Corp.
Gallipolis, Ohio

   We have audited the accompanying consolidated statements of condition of Ohio Valley Banc Corp., as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio Valley Banc Corp. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with auditing standards generally accepted in the United States of America.





                                                /s/CROWE, CHIZEK AND COMPANY LLP
                                                Crowe, Chizek and Company LLP

Columbus, Ohio
January 31, 2002

SUMMARY OF COMMON STOCK DATA

                             OHIO VALLEY BANC CORP.
                     Years ended December 31, 2001 and 2000

INFORMATION AS TO STOCK PRICES AND DIVIDENDS: The market for the common stock of the Company is not highly active and trading has historically been limited. On February 9, 1996, the Company's common stock was established on NASDAQ securities market under the symbol "OVBC". Prior to this date a limited market was created in the first quarter of 1992 through the Ohio Company.

     The following table shows bid and ask quotations for the Company's common stock during 2001 and 2000. The range of market price is compiled from data provided by the broker based on limited trading. The quotations are inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

2001              Low Bid      High Bid      Low Ask       High Ask
----              -------      --------      -------       --------

First Quarter     $24.50        $25.25        $24.75        $25.75
Second Quarter     24.50         25.75         24.88         26.95
Third Quarter      24.50         25.05         24.95         26.00
Fourth Quarter     21.40         25.75         23.50         26.00

2000              Low Bid      High Bid      Low Ask       High Ask
----              -------      --------      -------       --------

First Quarter     $29.50        $33.50        $30.00        $34.75
Second Quarter     26.00         29.50         26.75         31.00
Third Quarter      25.75         26.63         26.25         28.00
Fourth Quarter     24.75         26.56         25.13         27.251

Dividends per share      2001        2000
-------------------      ----        ----

First Quarter            $.15        $.14
Second Quarter            .16         .15
Third Quarter             .16         .15

Fourth Quarter
  Normal dividend         .16         .15
  Special dividend        .16

     Shown above is a table which reflects the dividends paid per share on the Company's common stock. This disclosure is based on the weighted average number of shares for each year and does not indicate the amount paid on the actual shares outstanding at the end of each quarter. As of December 31, 2001 the number of holders of common stock was 1,855 an increase from 1,839 shareholders at December 31, 2000.

     On December 11, 2001, the Company's Board of Directors declared a special cash dividend of $.16 per share on the outstanding shares of Ohio Valley Banc Corp stock payable on December 31, 2001 to shareholders of record on December 21, 2001. The special dividend was approved in large part to help increase shareholder return and serve as a reinvestment back in the community.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The purpose of this discussion is to provide an analysis of the Company's financial condition and results of operations which is not otherwise apparent from the audited consolidated financial statements included in this report. The accompanying consolidated financial information has been prepared by management in conformity with accounting principles generally accepted in the United States of America (GAAP) and is consistent with that reported in the consolidated statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following tables and related discussion.

RESULTS OF OPERATIONS:

SUMMARY
         Ohio Valley Banc Corp generated earnings of $4,895 for 2001 an increase of 11.3% from 2000. Net income was up 2.5% in 2000. Net income per share of $1.41 for 2001 represented continued growth from $1.25 in 2000 and $1.22 in 1999. Asset growth for 2001 was $73,341 or 13.1% which resulted in total assets at year-end of $634,999. The Company's return on assets (ROA) increased to .83% for 2001 compared to 2000's ROA of .81%. The Company's 2000 ROA represented a decrease compared to 1999's ROA of .88%. Return on equity (ROE) was 10.80% for 2001 compared to 10.29% for 2000 and 1999. The average of the bid and ask price for the Company's stock was $24.20 at December 31, 2001 compared to $25.375 at year-end 2000 and $33.625 at year-end 1999.

NET INTEREST INCOME
         The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on the liabilities used to fund those assets. Net interest income is affected by changes in both the average volume and mix of the balance sheet and the level of interest rates for financial instruments. Changes in net interest income are measured by net interest margin and net interest spread. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Both of these are reported on a taxable equivalent basis. Net interest margin is greater than net interest spread due to the interest earned on interest-earning assets funded from noninterest bearing funding sources, primarily demand deposits and stockholders' equity. Following is a discussion of changes in interest-earning assets, interest-bearing liabilities and the associated impact on interest income and interest expense for the three years ending December 31, 2001. Tables I and II have been prepared to summarize the significant changes outlined in this analysis.
         Net interest income on a fully tax equivalent basis (FTE) increased $2,193 in 2001, an increase of 10.21% compared to the $21,487 earned in 2000. This increase was primarily attributable to an increase in interest-earning assets as well as a decrease in funding costs resulting in a higher net interest margin. For 2000, net interest income decreased .27% compared to 1999. The decline in net interest income for 2000 was attributable to an increase in funding costs which resulted in a lower net interest margin.
         For 2001, average earning assets grew by 8.4% as compared to growth of 11.3% in 2000. Driving the growth in earning assets was the growth in average loan balances. Average total loans expanded $41,833 or 9.7% from 2000 and represented 85.7% of earning assets. This compares to average loan growth of 13.0% for 2000 and loans representing 84.7% of earning assets. Management focuses on generating loan growth as this portion of earning assets provides the greatest return to the Company. Although loans comprise a larger percentage of earning assets, management is comfortable with the current level of loans based on collateral values, the balance of the allowance for loan losses and the Company's well-capitalized status. Average securities declined from 15.9% of earning assets for 1999 to 12.6% in 2001. Management maintains securities at a dollar level adequate enough to provide ample liquidity and cover pledging requirements.
         Average interest-bearing liabilities increased 8.7% between 2000 and 2001 and increased 12.9% between 1999 and 2000. Although the composition of interest-bearing liabilities consists mostly of time deposits, which have increased from 53.6% of interest-bearing liabilities in 1999 to 54.4% in 2001, most of the emphasis has shifted to other borrowed funds and NOW accounts. Borrowed funds have increased from 12.8% of interest-bearing liabilities in 1999 to 15.4% in 2001. The use of borrowed funds, particularly FHLB borrowings, has been a cost-effective funding source for the Company's positive loan growth. The average cost of borrowed funds for 2001 is 5.81% compared to time deposits average cost of 5.93%. Management has also been effective in generating additional deposits through NOW accounts, which have increased from 16.7% of interest-bearing liabilities in 1999 to 18.2% in 2001. NOW account balances were influenced by the growth in the Company's Gold Club product and maintained an average cost that was less than traditional time deposits.
         The net interest margin increased .07% to 4.28% in 2001 from 4.21% in 2000. This is compared to a .49% decrease in the net interest margin in 2000. Contributing to the increase in net interest margin in 2001 was the increase in the net interest spread of .13%. The decrease in yield on earning assets of .27% was completely offset by the larger decrease in funding costs of .40%. Contributing to the decline in yield on earning assets was a decrease in the return on average loans of .23% from 2000 combined with higher average balances in loans. Total interest expense was limited to a minimal increase in relation to the cost of borrowings decreasing .19% and time deposits decreasing .10%, largely due to the interest rate decreases that were evident in 2001. Additionally, the cost of NOW accounts decreased 1.34%. The impact of interest free funds on the net interest margin decreased from .67% in 2000 to .61% in 2001. The .06% decrease in the contribution of interest free funding sources combined with the .13% increase in the net interest spread yielded the .07% increase in the net interest margin. The 2000 decrease in net interest margin was due to a .51% decrease in net interest spread with increases in asset yields of .12% being completely offset by increases in funding costs of .63%. The decrease in net interest spread was partially offset by an increase from interest free funding sources of .02%.

NONINTEREST INCOME AND EXPENSE
         Total noninterest income increased $1,271 a 32.9% gain over 2000. Total noninterest income, excluding securities gains and losses, increased 37.1% in 2000. Driving the Company's growth in noninterest income was the increase in service charge income on deposit accounts which was up $987 in 2001 and $779 in 2000, impacted by the implementation of new products and services in the fourth quarter of 2000 as well as growth in transaction account balances. Management does not anticipate the increases in service charge income to be as significant in 2002 as compared to 2001. Income earned on life insurance contracts from the Company's supplemental retirement program was up $114 in 2001 and $75 in 2000. Other operating income increased $165 over 2000 driven by the Company's minority investments in insurance subsidiaries ProFinance Holdings Corporation and BSG Title Services Agency, LLC which contributed $206 in 2001 as compared to $42 in 2000. Additionally, other operating income increased $197 over 1999 due to gains in fee income from debit and credit card transactions, commissions earned from loan insurance sales and loan service fees.
         Total noninterest expense increased $1,193 or 7.0% in 2001 and $918 or 5.7% in 2000. The most significant expense in this category is salary and employee benefits which increased $515 or 5.5% from 2000 to 2001. Contributing most to this increase were annual merit increases, rising benefit costs and increases to incentive compensation plans in relation to the successful growth in earnings experienced in 2001. An increase in the Company's full-time equivalent employee base from 237 at year-end 2000 to 249 at year-end 2001 also contributed to the growth in salary and employee benefit expense. The Company's efficiency ratio improved over last year as a result of the growth in revenue sources (net interest income and noninterest income) outpacing the growth in noninterest expense. The efficiency ratio for 2001 improved to 62.5% from 66.3% in 2000. Salaries and employee benefits expense increased only $110 or 1.2% from 1999 to 2000 largely due to a decrease in the number of full-time equivalent employees as well as the increased emphasis on reallocating employee responsibilities as opposed to hiring new individuals. The growth in additional offices and fixed assets experienced in 1999 and 2000 has been stable throughout 2001. This has provided for the decrease in occupancy expense and furniture and equipment expense, which were collectively down $194 or 7.5% in 2001. Corporation franchise tax increased $202 from 2000 to 2001 due to capital growth at the Bank level. Data processing as well as other operating expense were up $16 and $654 over 2000 due to new computer software depreciation, general increases in overhead expenses related to continuing growth and inflationary increases.

FINANCIAL CONDITION:

SECURITIES
         Management's goal in structuring the portfolio is to maintain a prudent level of liquidity while providing an acceptable rate of return without sacrificing asset quality. Maturing securities have historically provided sufficient liquidity such that management has not sold a debt security in several years.
         The balance of total securities remained relatively stable compared to year-end 2000 but the ratio of securities to total assets declined to 11.9% at December 31, 2001 compared to 13.5% at December 31, 2000. The Company's demand for securities declined in 2001 largely due to the decline in yield on reinvestment opportunities. The portfolio consists primarily of U.S. Government agency bonds which comprise 70% of total securities. As a result, the portfolio's exposure to credit risk is minimal. The weighted average FTE yield on debt securities at year-end 2001 was 5.60% as compared to 6.54% at year-end 2000. Table III provides a summary of the portfolio by category and remaining contractual maturity. Issues classified as equity securities have no stated maturity date and are not included in Table III.

LOANS
         In 2001, total loans increased $60,357 or 13.5% to reach $508,660. The largest contributor was commercial loans which experienced growth of $33,328 or 23.8%. The commercial loan area originated nearly $113,000 in loans for 2001. Approximately 78% of these loans were originated in Gallia, Jackson, Pike and Franklin counties and 14% were originated from the West Virginia markets. Like many financial institutions, the Company's commercial loan growth was impacted by lower interest rates experienced during 2001. This favorable interest rate environment as well as the success experienced in the Company's newer markets such as West Virginia contributed to a higher volume of business opportunities that drove commercial loan growth. In 2001, real estate loans grew $16,488, an increase over the growth of $8,099 generated in 2000. As with commercial loans, the Company's real estate growth was also impacted by lower interest rates experienced during 2001 which prompted significant increases in loan refinancing opportunities. With the Company's expansion into new markets, approximately two thirds of real estate originations occurred outside of Gallia county. The Company generally originates real estate loans for its own portfolio, as very few loans are sold on the secondary market. In 2000, the Bank began offering secondary market loans to further enhance its customer service and loan pricing. Consumer loans expanded by $10,424 representing a 10.6% gain. The largest portion of consumer loans were originated through indirect lending, primarily from area automobile dealers, and are subject to the same underwriting as our regular loans. At December 31, 2001, indirect loan balances represented over one third of total consumer loans. Tables V, VI, and VII have been provided to enhance the understanding of the loan portfolio and the allowance for potential loan losses. Management evaluates the adequacy of the allowance for loan losses quarterly based on several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of probable losses. Actual losses on loans are reflected as reductions in the reserve and are referred to as charge-offs. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in management's opinion, to maintain the allowance for loan losses at an adequate level. The allowance required is primarily a function of the relative quality of the loans in the loan portfolio, the mix of loans in the portfolio and the rate of growth of outstanding loans.
         The ratio of net charge-offs to average total loans at December 31, 2001 was .56% up over .36% at December 31, 2000 due mostly to the $1,077 increase in net charge-offs, particularly within the consumer and commercial loan portfolio. This increase in net charge-offs was a result of stronger emphasis being placed on improving the asset quality within the Company's loan portfolio. Nonperforming loans, which include nonaccrual loans and accruing loans past due 90 days or more, are returned to performing status when the loan is brought current and has performed in accordance with contractual terms. Nonperforming loans were approximately $6,310 or 1.24% of outstanding loan balances at December 31, 2001 compared to $6,639 or 1.48% of outstanding loan balances at the end of 2000.
         For 2001, provision expense was up by $1,613 compared to the provision expense for 2000. This increase in provision expense was largely associated with the increases in net charge-offs as a percent of average total loans as well as the growth in commercial loans which generally require a higher allocation of the allowance for loan losses based on the risks associated with this loan type. At December 31, 2001, the allowance for loan losses totaled $6,251, or 1.23% of total loans, up $866 from December 31, 2000 when the allowance was 1.20% of total loans. Management increased the allowance as a percent of total loans in 2001 based on a general decline in economic conditions and feels that it is adequate to absorb probable losses in the portfolio based on collateral values as well as a high relative volume of real estate mortgages. Management will continue to monitor the allowance for loan losses and make changes as necessary to maintain adequate levels relative to the ongoing status of nonperforming loans.

DEPOSITS
         Interest-earning assets are funded primarily by core deposits. The accompanying table IV shows the composition of total deposits as of December 31, 2001. Total deposits grew $23,490 or 5.4% to reach $455,861 by year-end 2001. Leading the growth in deposits were savings and interest-bearing demand deposits which increased by $14,835 or 13.8%. The Company's Gold Club product, offering customers a NOW account with other banking benefits, generated over one third of the overall growth in total deposits. Furthermore, non-interest bearing demand deposits increased $9,074 or 19.0% during 2001. The growth within these segments of the deposit portfolio was offset by a decline in time deposits of $1,083 or ..4%, particularly jumbo certificates of deposit. Decreases in interest rates throughout 2001 caused management to be less aggressive in its pricing of the CD portfolio and shifted its loan funding efforts from traditional retail sources to less costly sources of funds (i.e. Federal Home Loan Bank borrowings). With the expansion in new markets, management expects continued growth in deposits in 2002.

FUNDS BORROWED
         During 2001, the Company considered borrowed funds as one of its primary funding sources as these balances grew to $90,856 at December 31, 2001 compared to $53,622 at December 31, 2000. Other funds borrowed consist primarily of Federal Home Loan Bank (FHLB) advances, securities sold under agreements to repurchase, and promissory notes. FHLB advances are subject to collateral agreements and are secured by qualifying first mortgage loans and FHLB stock. Management was able to utilize FHLB advances to fund long-term assets and to fund short-term liquidity needs due to the lower interest rates experienced throughout 2001 and the ability to borrow for longer time periods as compared to traditional retail sources. Based on historical low interest rates, Management was able to extend the average term of its funding sources to protect against rising interest rates. At December 31, 2001, the balance of FHLB advances totaled $81,564 compared to $44,753 at December 31, 2000. Management will continue to evaluate borrowings from the FHLB as an alternative funding source in 2002. Promissory notes are primarily associated with funding loans at Loan Central and were issued with terms of one year or less.

CAPITAL RESOURCES
         The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors and shareholders. Shareholders' equity totaled $46,300 at December 31, 2001, compared to $44,492 at December 31, 2000, which represents growth of 4.1%. All of the capital ratios exceeded the regulatory minimum guidelines as identified in Note P "Regulatory Matters".
         Cash dividends paid of $2,733 for 2001 represents a 31.8% increase over the cash dividends paid during 2000. The increase in cash dividends paid is largely due to the special "freedom" dividend paid in the fourth quarter of $.16 per share which increased the number of dividend distributions to five as compared to four dividend distributions in 2000. Management deemed the special dividend necessary to increase shareholder return and contribute back to the community in light of the tragic events that impacted the economy in 2001. Additionally, the increase in cash dividends for 2001 was impacted by an increase in the dividend rate paid per share.
         The Company maintains a dividend reinvestment and stock purchase plan. The plan allows shareholders to purchase additional shares of company stock. A benefit of the plan is to permit the shareholders to reinvest cash dividends as well as make supplemental purchases without the usual payment of brokerage commissions. During 2001, the Company issued 19,480 shares under the dividend reinvestment and stock purchase plan. At December 31, 2001, approximately 74% of the shareholders were enrolled in the dividend reinvestment plan. Members of the plan invested $466 in 2001 which represents 17% of year-to-date dividends paid. As part of the Company's stock repurchase program, management was able to utilize the proceeds from reinvested dividends and voluntary cash to purchase shares on the open market and redistribute those shares through the dividend reinvestment plan without the need for the issuance of common stock. The stock repurchase program limits the purchase of shares to 5% of the total shares outstanding. At December 31, 2001, the Company had over 42,400 shares available to purchase. In addition, the Company's Board of Directors recently voted to extend the maturity date of the stock repurchase program to February 10, 2003.

LIQUIDITY AND INTEREST RATE SENSITIVITY
         The Company's goal for interest rate sensitivity management is to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations. Interest rate risk ("IRR") is the exposure of the Company's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability, but excessive levels of IRR can threaten the Company's earnings and capital. It is management's policy not to position the balance sheet so as to expose the Company to levels of interest rate risk which could significantly impair earnings performance or endanger capital.
         The Company's asset and liability committee monitors the rate sensitivity of the balance sheet weekly through parameters established by the Board of Directors. The committee uses an interest rate sensitivity gap analysis prepared quarterly to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within a specified time period. A gap position is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities, and is considered negative when the amount interest sensitive liabilities exceeds the amount of interest sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. This analysis assumes that interest rate changes for interest-earning assets and interest-bearing liabilities are of the same magnitude and velocity, whereas actual interest rate changes generally differ in magnitude and velocity. Based on the gap model, the Company was liability sensitive in the short term and asset sensitive for periods over five years.
         The Company's exposure to interest rate risk is primarily managed through the selection of the type and repricing characteristics of interest-earning assets and interest-bearing liabilities. Management can influence the Company's gap position by offering fixed or variable rate products, by changing the terms of new loans, investments and time deposits, or by selling existing assets or repaying certain liabilities. The Company's ability to manage its gap position can be challenged by customer preferences which may not meet the Company's goals. The FHLB assists in funding interest-earning assets by providing advances with similar repricing characteristics as many of the loans offered by the Company.
         Table VIII provides information about the Company's interest-bearing financial instruments. The table presents information strictly by expected maturity date without regard for repricing dates for variable rate products. Noninterest-bearing checking deposits assume an annual decay rate of 14% and savings and interest-bearing checking accounts assume an annual decay rate of 16% based on the Company's historical experience. A fundamental difference between the table and the gap model previously discussed is that the table presents financial intruments based on the date of expected cash flows while gap analysis only focuses on repricing characteristics of financial instruments.
         Liquidity management should focus on matching the cash inflows and outflows within the Company's natural market for loans and deposits. This goal is accomplished by maintaining sufficient asset liquidity along with stable core deposits. The primary sources of liquidity are interest-bearing balances with banks, federal funds sold and the maturity and repayment of investments and loans as well as cash flows provided from operations. The Company has classified $61,559 in securities as available for sale at December 31, 2001. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At December 31, 2001, the Bank could borrow an additional $43,886 from the Federal Home Loan Bank. The Bank also has the ability to purchase federal funds from several of its correspondent banks. Furthermore, the Company experienced an increase of $11,719 in cash and cash equivalents for the twelve months ended December 31, 2001. See the consolidated statement of cash flows for further cash flow information. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

INFLATION
         Consolidated financial data included herein has been prepared in accordance with GAAP. Presently, GAAP requires the Company to measure financial position and operating results in terms of historical dollars with the exception of securities available for sale, which are carried at fair value. Changes in the relative value of money due to inflation or deflation are generally not considered.
         In management's opinion, changes in interest rates affect the financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as monetary and fiscal policies. A financial institution's ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today's volatile economic environment. The Company seeks to insulate itself from interest rate volatility by ensuring that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.

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

CONSOLIDATED AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST INCOME

Table I
                                                                        December 31
                                   ------------------------------------------------------------------------------------
                                              2001                         2000                         1999
(dollars in thousands)             --------------------------   --------------------------   --------------------------
                                   Average    Income/  Yield/   Average    Income/  Yield/   Average    Income/  Yield/
                                   Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate
                                   -------    -------   ----    -------    -------   ----    -------    -------   ----
ASSETS
------
Interest-earning assets:
  Interest-bearing balances         $ 1,068        33   3.03%   $    729   $    34   4.63%   $    781   $    30   3.87%
    with banks
  Federal funds sold                  8,125       285   3.51       3,418       208   6.10       2,485       121   4.87
  Securities:
    Taxable                          54,755     3,188   5.82      58,106     3,690   6.35      56,153     3,490   6.21
    Tax exempt                       15,034     1,079   7.18      15,898     1,137   7.15      16,849     1,183   7.02
  Loans                             473,998    43,330   9.14     432,165    40,483   9.37     382,353    35,559   9.30
                                   --------   -------  -----    --------   -------  -----    --------   -------  -----
    Total interest-
      earning assets                552,980    47,915   8.66%    510,316    45,552   8.93%    458,621    40,383   8.81%

Noninterest-earning assets:
  Cash and due from banks            13,935                       12,851                       13,146
  Other nonearning assets            28,970                       26,257                       21,517
  Allowance for loan losses          (5,692)                      (5,118)                      (4,652)
                                   --------                     --------                     --------
    Total noninterest-
      earning assets                 37,213                       33,990                       30,011

        Total assets               $590,193                     $544,306                     $488,632
                                   ========                     ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                     $88,340      2,873   3.25%   $ 82,307     3,780   4.59%   $ 66,105     2,514   3.80%
  Savings and Money Market          38,379        724   1.89      42,430     1,091   2.57      52,628     1,426   2.71
  Time deposits                    264,269     15,684   5.93     256,846    15,496   6.03     212,091    11,662   5.50
  Repurchase agreements             19,893        627   3.15      17,606       859   4.88      13,961       510   3.65
  Other borrowed money              74,525      4,327   5.81      47,311     2,839   6.00      50,539     2,725   5.39
                                  --------    -------  -----    --------   -------  -----    --------   -------  -----
    Total interest-
      bearing liabilities          485,406     24,235   4.99%    446,500    24,065   5.39%    395,324    18,837   4.76%

Noninterest-bearing liabilities:
  Demand deposit accounts            50,267                       47,291                       45,226
  Other liabilities                   9,191                        7,742                        6,352
                                   --------                     --------                       ------
    Total noninterest-
      bearing liabilities            59,458                       55,033                       51,578

  Shareholders' equity               45,329                       42,773                       41,730
                                   --------                     --------                     --------
    Total liabilities and
      shareholders' equity         $590,193                     $544,306                     $488,632
                                   ========                     ========                     ========

Net interest earnings                         $23,680                      $21,487                      $21,546
                                              =======                      =======                      =======
Net interest earnings as a percent
  of interest-earning assets                           4.28%                        4.21%                        4.70%
                                                       -----                        -----                        -----
Net interest rate spread                               3.67%                        3.54%                        4.05%
                                                       -----                        -----                        -----
Average interest-bearing liabilities
  to average earning assets                            87.78%                       87.49%                       86.20%
                                                       =====                        =====                        =====

Fully taxable equivalent yields are calculated assuming a 34% tax rate, net of nondeductible interest expense. Average balances are computed on an average daily basis. The average balance for available-for-sale securities includes the market value adjustment. However, the calculated yield is based on the securities' amortized cost. Average loan balances include nonaccruing loans. Loan income includes cash received on nonaccruing loans.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME & EXPENSE

Table II
                                                 2001                                   2000
                                      -----------------------------          ----------------------------
(dollars in thousands)                     Increase (Decrease)                    Increase (Decrease)
                                        From Previous Year Due to              From Previous Year Due to
                                      -----------------------------          ----------------------------
                                      Volume    Yield/Rate    Total          Volume   Yield/Rate    Total
                                      ------    ----------    -----          ------   ----------    -----
INTEREST INCOME
---------------
Interest-bearing balances
  with banks                        $    13     $    (14)   $    (1)        $    (2)  $      5     $    3
Federal funds sold                      194         (117)        77              52         35         87
Securities:
  Taxable                              (206)        (296)      (502)            123         78        201
  Tax exempt                            (62)           4        (58)            (68)        22        (46)
Loans                                 3,843         (996)     2,847           4,665        259      4,924
                                    -------      -------    -------         -------    -------    -------
    Total interest income             3,782       (1,419)     2,363           4,770        399      5,169

INTEREST EXPENSE
----------------
NOW accounts                            261       (1,168)      (907)            685        580      1,265
Savings and Money Market                (97)        (270)      (367)           (265)       (70)      (335)
Time deposits                           443         (255)       188           2,625      1,209      3,834
Repurchase agreements                   101         (333)      (232)            152        197        349
Other borrowed money                  1,583          (95)     1,488            (181)       296        115
                                    -------      -------    -------         -------    -------    -------
    Total interest expense            2,291       (2,121)       170           3,016      2,212      5,228
                                    -------      -------    -------         -------    -------    -------
Net interest earnings               $ 1,491      $   702    $ 2,193         $ 1,754    $(1,813)   $   (59)
                                    =======      =======    =======         =======    =======    =======

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Fully taxable equivalent yield assumes a 34% tax rate, net of related nondeductible interest expense.

SECURITIES

Table III
                                                                      MATURING
                                   ---------------------------------------------------------------------------
As of December 31, 2001                Within           After One but       After Five but
(dollars in thousands)                One Year        Within Five Years    Within Ten Years    After Ten Years
                                      --------        -----------------    ----------------    ---------------
                                   Amount    Yield     Amount    Yield      Amount   Yield      Amount   Yield
                                   ------    -----     ------    -----      ------   -----      ------   -----
U.S. Treasury securities          $ 1,993    2.42%
Obligations of U.S. Government
  agency securities                24,609    3.93%    $26,453    6.31%      $1,994    5.16%
Obligations of states and
  political subdivisions            1,645    7.37%      5,265    8.02%       4,945    7.34%      $1,910   7.75%
Mortgage-backed securities                                  5    8.00%       1,137    5.69%         800   5.63%
                                  -------    ----     -------    ----       ------    ----       ------   ----
    Total debt securiities        $28,247    4.04%    $31,723    6.61%      $8,076    6.60%      $2,710   7.12%
                                  =======    ====     =======    ====       ======    ====       ======   ====

Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions using a 34% rate. Weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Mortgage-backed securities, which have prepayment provisions, are assigned to a maturity based on estimated average lives. Securities are shown at their carrying values which include the market value adustments for available-for-sale securities.

DEPOSITS

Table IV                                     as of December 31

(dollars in thousands)
                                     2001           2000           1999
                                     ----           ----           ----
Interest-bearing deposits:
  NOW accounts                     $ 91,497       $ 80,336       $ 74,447
  Money Market                       10,286          9,622         12,419
  Savings accounts                   30,650         26,976         29,676
  IRA accounts                       36,634         34,683         34,938
  Certificates of Deposit           230,059        233,093        207,407
                                   --------       --------       --------
                                    399,126        384,710        358,887
Noninterest-bearing deposits:
  Demand deposits                    56,735         47,661         46,444
                                   --------       --------       --------
    Total deposits                 $455,861       $432,371       $405,331
                                   ========       ========       ========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Table V                                        Years Ended December 31
(dollars in thousands)                 2001     2000     1999     1998     1997
----------------------                 ----     ----     ----     ----     ----

Commercial loans                     $1,831   $1,546   $1,278   $1,132   $  879
 Percentage of loans to total loans   34.21%   31.36%   29.33%   28.18%   28.79%

Real estate loans                       874      609      270      264      218
 Percentage of loans to total loans   44.47%   46.78%   49.04%   47.14%   43.07%

Consumer loans                        1,935    1,629    1,444    1,360      949
 Percentage of loans to total loans   21.32%   21.86%   21.63%   24.68%   28.14%

Unallocated                           1,611    1,601    2,063    1,521    1,344
                                     -------  -------  -------  -------  -------
Allowance for Loan Losses            $6,251   $5,385   $5,055   $4,277   $3,390
                                     =======  =======  =======  =======  =======
                                     100.00%  100.00%  100.00%  100.00%  100.00%
                                     =======  =======  =======  =======  =======
Ratio of net charge-offs
 to average loans                       .56%     .36%     .40%     .46%     .38%
                                     =======  =======  =======  =======  =======

The above allocation is based on estimates and subjective judgements and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

SUMMARY OF NONPERFORMING AND PAST DUE LOANS

Table VI
(dollars in thousands)                 2001     2000     1999     1998     1997
----------------------                 ----     ----     ----     ----     ----
Impaired loans                       $  960   $1,233   $1,413   $  624   $  430
Past due-90 days or more and
  still accruing                      3,013    3,691    3,711    2,106    3,607
Nonaccrual                            3,297    2,948    2,953      981    1,019
Accruing loans past due 90
  days or more to total loans           .59%     .82%     .90%     .61%    1.29%
Nonaccrual loans as a % of
  total loans                           .65%     .66%     .72%     .28%     .36%
Impaired loans as a % of total loans    .19%     .28%     .34%     .18%     .15%
Allowance for loans losses as a
  % of total loans                     1.23%    1.20%    1.23%    1.23%    1.21%

   Management believes that the impaired loan disclosures are comparable to the nonperforming loan disclosures except that the impaired loan disclosures do not include single family residential or consumer loans which are analyzed in the aggregate for loan impairment purposes.
   During 2001, the Company did not recognize any interest income on impaired loans. Loans not included above that management feels have loss potential total approximately $300. The Company has no assets which are considered to be troubled debt restructurings.
   Management formally considers placing a loan on nonaccrual status when collection of principal or interest has become doubtful. Furthermore, a loan should not be returned to the accrual status unless either all delinquent principal or interest has been brought current or the loan becomes well secured and is in the process of collection.

MATURITY AND REPRICING DATA OF LOANS

Table VII

As of December 31, 2001                             Maturing/Repricing
(dollars in thousands)
                               Within       After One but
                              One Year    Within Five Years   After Five Years     Total
                              --------    -----------------   ----------------     -----
Commercial loans and other    $ 91,425         $ 17,799           $ 64,787        $174,011
Real estate loans               37,865           21,902            166,445         226,212
Consumer loans                  20,878           67,055             20,504         108,437
                              --------         --------           --------        --------
  Total loans                 $150,168         $106,756           $251,736        $508,660
                              ========         ========           ========        ========

Loans maturing or repricing after one year with:
   Variable interest rates    $ 31,514
   Fixed interest rates        326,978
                              --------
   Total                      $358,492
                              ========

RATE SENSITIVITY ANALYSIS

Table VIII
(dollars in thousands)

As of December 31, 2001                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2002      2003      2004      2005      2006     after    Total    12/31/01
Rate-Sensitive Assets:
Fixed interest rate loans             $ 11,974  $  8,682  $ 17,334  $ 24,766  $ 22,140  $256,457  $341,353  $345,120
Average interest rate                    9.87%    11.78%    10.73%     9.85%     8.80%     8.01%     8.49%

Variable interest rate loans          $ 47,418  $  1,573  $  3,651  $  5,341  $  6,278  $103,046  $167,307  $168,590
Average interest rate                    6.52%     6.59%     6.33%     6.36%     7.14%     7.18%     6.94%

Fixed interest rate securities        $ 28,032  $  6,864  $ 10,685  $ 10,813  $  2,000  $ 10,782  $ 69,176  $ 71,204
Average interest rate                    4.04%     6.54%     6.57%     6.80%     5.82%     6.65%     5.57%

Federal funds sold                    $  9,000                                                    $  9,000  $  9,000
Average interest rate                    1.70%                                                       1.70%

Other interest-bearing assets         $  1,264                                                    $  1,264  $  1,264
Average interest rate                    0.75%                                                       0.75%

Total Rate-Sensitive Assets           $ 97,688  $17,119   $ 31,670  $ 40,920  $ 30,418  $370,285  $588,100  $595,178
Average interest rate                    5.70%    9.20%      8.82%     8.59%     8.26%     7.74%     7.59%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  7,716  $  6,667  $  5,760  $  4,976  $  4,300  $ 27,316  $ 56,735  $ 56,735

Savings & Interest-bearing checking   $ 21,032  $ 17,633  $ 14,794  $ 12,421  $ 10,435  $ 56,118  $132,433  $132,433
Average interest rate                    1.93%     1.94%     1.95%     1.96%     1.97%     2.03%     1.98%

Time deposits                         $161,046  $ 64,555  $ 23,392  $ 11,789  $  4,456  $  1,455  $266,693  $271,379
Average interest rate                    4.98%     4.95%     4.80%     5.18%     5.08%     7.19%     4.98%

Fixed interest rate borrowings        $ 17,052  $ 13,932  $ 14,486  $ 11,114  $ 14,605  $ 19,167  $ 90,356  $ 91,576
Average interest rate                    5.39%     5.37%     5.16%     5.26%     5.22%     6.89%     5.62%

Variable interest rate borrowings     $ 34,774                                                    $ 34,774  $ 34,774
Average interest rate                    1.84%                                                       1.84%

Total Rate-Sensitive Liabilities      $241,620  $102,787  $ 58,432  $ 40,300  $ 33,796  $104,056  $580,991  $586,897
Average interest rate                    4.13%     4.17%     3.69%     3.57%     3.53%     2.46%     3.72%

As of December 31, 2000                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2001      2002      2003      2004      2005     after    Total    12/31/00
Total Rate-Sensitive Assets          $ 66,219  $ 24,740  $ 38,861  $ 39,440  $ 34,503  $315,814  $519,577  $523,394
Average interest rate                   10.25     9.06%     8.67%     9.34%     9.11%     8.34%     8.77%

Total Rate-Sensitive Liabilities     $263,687  $ 77,381  $ 45,651  $ 18,203  $ 14,879  $ 89,537  $509,338  $512,038
Average interest rate                    5.90%     5.31%     4.89%     3.33%     3.33%     3.78%     5.12%




KEY RATIOS

Table IX
                               2001     2000     1999     1998     1997
                               ----     ----     ----     ----     ----
Return on average assets        .83%     .81%     .88%    1.01%    1.02%
Return on average equity      10.80%   10.29%   10.29%   10.69%   10.98%
Dividend payout ratio         55.84%   47.14%   43.73%   37.13%   37.81%
Average equity to
  average assets               7.68%    7.86%    8.54%    9.46%    9.32%

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 on or about August 4, 1997 of Ohio Valley Banc Corp of our report dated January 31, 2002 related to the consolidated statements of condition of Ohio Valley Banc Corp. as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001, which report appears in the Registrant's Annual Report to Shareholders incorporated by reference in Exhibit 13 of this Form 10-K.

                                        /s/CROWE, CHIZEK AND COMPANY LLP
                                        Crowe, Chizek and Company LLP

Columbus, Ohio
March 27, 2002