Form 10-Q
period 2002-03-31
OHIO VALLEY BANC CORP
filed 2002-05-15
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                                 MARCH 31, 2002


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


Common stock, $1.00 stated value                   Outstanding at April 30, 2002
                                                         3,462,966 common shares

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

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

                             OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                     March 31,      December 31,
                                                       2002             2001
                                                   ------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    15,874      $    17,288
Federal funds sold                                      24,600            9,000
                                                   ------------     ------------
     Total cash and cash equivalent                     40,474           26,288
Interest-bearing balances with banks                     1,791            1,264
Securities available-for-sale                           54,079           61,559
Securities held-to-maturity (estimated fair
  value:  2002 - $14,688 , 2001 - $14,421)              14,303           13,973
Total loans                                            517,676          508,660
  Less:  Allowance for loan losses                      (6,377)          (6,251)
                                                   ------------     ------------
     Net loans                                         511,299          502,409
Premises and equipment, net                              8,449            8,702
Accrued income receivable                                3,314            3,420
Intangible assets, net                                   1,234            1,267
Bank owned life insurance                               12,237           12,089
Other assets                                             4,467            4,028
                                                   ------------     ------------
          Total assets                             $   651,647      $   634,999
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    58,247      $    56,735
Interest-bearing deposits                              421,748          399,126
                                                   ------------     ------------
     Total deposits                                    479,995          455,861
Securities sold under agreements to repurchase          16,410           29,274
Other borrowed funds                                    87,137           90,856
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                    13,500            5,000
Accrued liabilities                                      7,590            7,708
                                                    -----------     ------------
          Total liabilities                            604,632          588,699
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
    shares authorized; 2002 - 3,592,956 shares
    issued, 2001 - 3,579,250 shares issued)              3,593            3,579
Additional paid-in capital                              29,524           29,207
Retained earnings                                       16,677           15,979
Accumulated other comprehensive income                     729            1,043
Treasury stock at cost (2002 and
  2001 - 129,990 shares)                                (3,508)          (3,508)
                                                    -----------     ------------
          Total shareholders' equity                    47,015           46,300
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  651,647      $   634,999
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                                     Three months ended
                                                           March 31,
                                                  2002                  2001
                                             -------------         -------------
Interest and dividend income:
     Loans, including fees                   $     10,647          $     10,389
     Securities:
        Taxable                                       657                   810
        Tax exempt                                    176                   193
     Dividends                                         53                    80
     Other Interest                                    76                    51
                                             -------------         -------------
                                                   11,609                11,523

Interest expense:
     Deposits                                       3,900                 5,256
     Repurchase agreements                             84                   175
     Other borrowed funds                           1,113                   790
     Obligated mandatorily redeemable capital
         securities of subsidiary trust               139                   133
                                             -------------         -------------
                                                    5,236                 6,354
                                             -------------         -------------

Net interest income                                 6,373                 5,169
Provision for loan losses                           1,142                   427
                                             -------------         -------------
Net interest income after provision
    for loan losses                                 5,231                 4,742

Noninterest income:
     Service charges on deposit accounts              694                   698
     Trust fees                                        54                    55
     Income from bank owned insurance                 171                   138
     Other                                            361                   275
                                             -------------         -------------
                                                    1,280                 1,166

Noninterest expense:
     Salaries and employee benefits                 2,619                 2,363
     Occupancy expense                                311                   316
     Furniture and equipment expense                  263                   273
     Data processing expense                          147                   107
     Other                                          1,433                 1,320
                                             -------------         -------------
                                                    4,773                 4,379
                                             -------------         -------------

Income before income taxes                          1,738                 1,529
Provision for income taxes                            486                   422
                                             -------------         -------------

NET INCOME                                   $      1,252          $      1,107
                                             =============         =============

Earnings per share (basic and diluted)       $       0.36          $       0.32
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

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (dollars in thousands)
================================================================================

                                                       Three months ended
                                                             March 31,
                                                       2002             2001
                                                   ------------     ------------

Balance at beginning of period                     $    46,300      $    44,492

Comprehensive income:
   Net income                                            1,252            1,107
   Net change in unrealized gain on available-
     for-sale securities                                  (314)             386
                                                   ------------     ------------
        Total comprehensive income                         938            1,493

Proceeds from issuance of common
   stock through dividend reinvestment
   plan                                                    331

Cash dividends                                            (554)            (523)

Shares acquired for treasury                                               (505)
                                                   ------------     ------------

Balance at end of period                           $    47,015      $    44,957
                                                   ============     ============




================================================================================

               See notes to the consolidated financial statements.

                           OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                    Three months ended March 31,
                                                     2002               2001
                                                 ------------       ------------

Net cash provided by operating activities        $     2,486        $     2,418

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 10,272              9,067
     Purchases of securities available-
        for-sale                                      (3,211)            (2,000)
     Proceeds from maturities of
        securities held-to-maturity                      261                291
     Purchases of securities held-to-maturity           (602)
     Change in interest-bearing deposits
        in other banks                                  (527)               (52)
     Net increase in loans                           (10,032)            (3,148)
     Purchases of premises and equipment, net            (34)              (241)
     Purchases of insurance contracts, net                                 (530)
                                                 ------------       ------------
          Net cash used in investing activities       (3,873)             3,387

Financing activities
     Change in deposits                               24,134              5,193
     Cash dividends                                     (554)              (523)
     Proceeds from issuance of common stock              331
     Purchases of treasury stock                                           (505)
     Change in securities sold under
        agreements to repurchase                     (12,864)            (6,220)
     Proceeds from obligated mandatorily
        redeemable capital securities of
        subsidiary trust                               8,244
     Proceeds from long-term borrowings                   40             15,025
     Repayment of long-term borrowings                (1,808)            (5,395)
     Change in other short-term borrowings            (1,950)            (1,169)
                                                 ------------       ------------
          Net cash from financing activities          15,573              6,406
                                                 ------------       ------------

Change in cash and cash equivalents                   14,186             12,211
Cash and cash equivalents at beginning of year        26,288             14,569
                                                 ------------       ------------
Cash and cash equivalents at March 31,           $    40,474        $    26,780
                                                 ============       ============

Cash paid for interest                           $     6,245        $     6,256
Cash paid for income taxes                               325                402



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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at March 31, 2002, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp. for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,459,235 and 3,480,615 for the three months ending March 31, 2002 and March 31, 2001, respectively.

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company adopted this statement on January 1, 2002, and did not materially impact its financial statements.


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

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                           Amortized      Unrealized     Unrealized       Fair
                             Cost           Gains          Losses        Values
March 31, 2002            ----------     -----------    ------------   ---------

Securities Available-for-Sale
-----------------------------
U.S. Government agency
   securities             $  46,582      $    1,182     $       (88)  $  47,676
Mortgage-backed securities    1,564              10                       1,574
Equity securities             4,829                                       4,829
                          ----------     -----------    ------------   ---------
     Total securities     $  52,975      $    1,192     $       (88)   $ 54,079
                          ==========     ===========    ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $  14,107      $      472     $       (80)   $ 14,499
Mortgage-backed securities      196                              (7)        189
                          ----------     -----------    ------------   ---------
     Total securities     $  14,303      $      472     $       (87)   $ 14,688
                          ==========     ===========    ============   =========


December 31, 2001

Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $    1,990     $         3                    $ 1,993
U.S. Government agency
  securities                  51,494           1,578    $       (16)     53,056
Mortgage-backed securities     1,719              15                      1,734
Equity securities              4,776                                      4,776
                          -----------    ------------   ------------   ---------
    Total securities      $   59,979     $     1,596    $       (16)   $ 61,559
                          ===========    ============   ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
  political subdivisions  $   13,765     $       481    $       (25)   $ 14,221
Mortgage-backed securities       208                             (8)        200
                          -----------    ------------   ------------   ---------
     Total securities     $   13,973     $       481    $       (33)   $ 14,421
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

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                                     Estimated                        Estimated
                       Amortized       Fair            Amortized        Fair
                         Cost          Value             Cost           Value
                     ------------   -----------       -----------    -----------
Debt securities:
 Due in one year
   or less           $    20,965    $   21,153        $    1,573     $    1,601
Due in one to
  five years              23,617        24,556             5,119          5,371
Due in five to
  ten years                2,000         1,967             5,338          5,486
Due after ten years                                        2,077          2,041
Mortgage-backed sec.       1,564         1,574               196            189
                     ------------   -----------       -----------    -----------
Total debt
  securities         $    48,146    $   49,250        $   14,303     $   14,688
                     ============   ===========       ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first three months of 2002 and 2001.



NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                               March 31,            December 31,
                                                 2002                   2001
                                         ----------------       ----------------

Real estate loans                        $       226,854        $       226,212
Commercial and industrial loans                  177,044                173,154
Consumer loans                                   113,171                108,437
Other loans                                          607                    857
                                         ----------------       ----------------
                                         $       517,676        $       508,660
                                         ================       ================

At March 31, 2002 and December 31, 2001, loans on nonaccrual status were approximately $3,265 and $3,297, respectively. Loans past due more than 90 days and still accruing at March 31, 2002 and December 31, 2001 were $2,244 and $3,013, respectively.


================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31 is as follows:
                                              2002                    2001
                                        ----------------        ----------------

Balance - January 1,                    $         6,251         $         5,385
Loans charged off:
     Real estate                                    211                      43
     Commercial                                     431                       5
     Consumer                                       753                     516
                                        ----------------        ----------------
          Total loans charged off                 1,395                     564
Recoveries of loans:
     Real estate                                    101                       4
     Commercial                                     132                       5
     Consumer                                       146                     153
                                        ----------------        ----------------
          Total recoveries                          379                     162
                                        ----------------        ----------------

Net loan charge-offs                             (1,016)                   (402)

Provision charged to operations                   1,142                     427
                                        ----------------        ----------------
Balance - March 31,                     $         6,377         $         5,410
                                        ================        ================


Information regarding impaired loans is as follows:
                                                March 31,         December 31,
                                                 2002                 2001
                                            --------------       ---------------

Balance of impaired loans                   $         807        $          960
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $         807        $          960
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         600        $          300
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $         774        $        1,013
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended March 31, 2002 and December 31, 2001.






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

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.54% of total loans were unsecured at March 31, 2002 as compared to 4.81% at December 31, 2001.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 2002, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $69,307 as compared to $64,312 at December 31, 2001.

NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at March 31, 2002 and December 31, 2001 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2002      $ 79,795             $ 6,342             $ 1,000           $ 87,137
2001      $ 81,564             $ 3,792             $ 5,500           $ 90,856

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $119,694 and $4,829 at March 31, 2002. Fixed rate FHLB advances mature through 2010 and have interest rates ranging from 4.30% to 6.62%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 2.05% to 7.00% and are due at various dates through a final maturity date of April 9, 2003.

Scheduled principal payments over the next five years are to be:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2002         $       11,472       $         4,703       $  1,000      $  17,175
2003                 13,932                 1,639                        15,571
2004                 14,487                                              14,487
2005                 11,114                                              11,114
2006                 14,606                                              14,606
Thereafter           14,184                                              14,184
            ----------------      ----------------      ----------    ----------
            $        79,795       $         6,342       $   1,000     $  87,137
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $29,750 at March 31, 2002 and $29,000 at December 31, 2001. Various investment securities from the Bank used to collateralize FRB notes totaled $5,970 at March 31, 2002 and $5,970 at December 31, 2001.

NOTE 7 - TRUST PREFERRED SECURITIES

     Obligated mandatorily redeemable capital securities of a subsidiary trust (Trust Preferred Securities) of $8,500 were issued on March 26, 2002, with a variable rate of 5.59% and a redemption date of March 27, 2007. Trust preferred securities were unsecured through March 31, 2002.


================================================================================

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp. at March 31, 2002, compared to December 31, 2001, and the consolidated results of operations for the quarterly period ending March 31, 2002, compared to the same period in 2001. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $16,648 or 2.6% to reach $651,647 at March 31, 2002. Contributing to this asset growth was the increase in federal funds sold which grew $15,600 during the first three months of 2002. With the anticipation of upcoming commercial loan originations, management will use the federal funds sold balances as a funding source. The large increase in federal funds sold was funded partially by the Company's newest issuance of trust preferred securities which totaled $8,500 and maturities of various treasury and government agency securities which lead to a total investment decrease of $7,150. The demand for these types of investments have decreased due to the decline in yield on reinvestment opportunities.

Also contributing to asset growth was loans, which grew $9,016 or 1.8% during the first three months of 2002. Loans were funded by growth in deposits of $24,134 or 5.3%, of which a portion was used to reduce securities sold under agreements to repurchase which are down $12,864. During the first three months of 2002, loan growth was led by consumer loans expanding $4,734 or 4.4%. Approximately 75% of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive in its pricing of these products. Commercial loans increased $3,890 or 2.2%. Approximately 67% of these loans were originated in the primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio and 18% was from the growing West Virginia market areas. While commercial loan growth was limited in the first quarter of 2002 by large unanticipated paydowns, increased loan volume in the second quarter is expected. Additionally, real estate mortgages increased $642 during the first three months in 2002.

During the first quarter of 2002, management continued to emphasize asset quality which is important in a period of economic slowdown. This emphasis prompted a $614,000 net charge-off increase occurring mostly in installment and commercial nonperforming loans. As a result, the Company's nonperforming loans as a percent of total loans declined to 1.06% at March 31, 2002 as compared to 1.24% at year end 2001. Furthermore, management believes the allowance for loan losses is adequate to absorb probable losses in the portfolio based on collateral values, declines in nonperforming loans and the fact that almost half of the Company's loan portfolio consists of real estate mortgages. A comprehensive analysis of the allowance for loan losses is performed on a quarterly basis to ensure its adequacy. As a percentage of total loans, the allowance for loan losses at March 31, 2002 and December 31, 2001 was 1.23%.

Total deposit growth was primarily in time deposits which increased $13,181 or 4.9%. This growth was partially driven by increases in the Company's brokered CD issues which totaled $5,227 during the first three months of 2002. Savings and interest-bearing demand deposits increased $9,441 or 7.1%. While the Company's Gold Club account continues to impact this area of deposit growth, the largest portion of this increase was related to the collection of real estate taxes by local municipalities who maintain various deposit accounts within the bank. These deposits from tax collections are short-term in nature and also had an impact on the increase in federal funds which represent overnight investments. Additionally, non-interest bearing deposits increased $1,512 or 2.7% during the first three months of 2002. Management utilized this net deposit growth to help fund the growth in loans and to reduce securities sold under agreements to repurchase.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $3,719 from December 31, 2001, as management is shifting its focus back to funding loan growth through its traditional retail sources of funds in certificates of deposit since the cost of these retail sources has decreased significantly. The decrease in other borrowed funds occurred primarily in overnight borrowings. Additionally, securities sold under agreements to repurchase are down $12,864 from December 31, 2001. Furthermore, on March 26, 2002, the Company completed the issuance of $8,500 of trust preferred securities. The proceeds from this issuance will be used to enhance the Company's risk-based capital adequacy levels as well as support the growth of additional earning assets.

Total shareholders' equity at March 31, 2002 of $47,015 was up by $715 as compared to the balance of $46,300 on December 31, 2001. Contributing to this increase was year-to-date income of $1,252 and proceeds from the issuance of common stock through the dividend reinvestment plan of $331 less cash dividends paid of $554, or $.16 per share. The cash dividend represents 44.2% of the year-to-date income. Management had limited activity within the Company's stock repurchase program during the first three months of 2002. On January 15, 2002, the Company voted to extend its stock repurchase program to February 10, 2003. The stock repurchase program limits the purchase of up to 175,000 shares. As of April 30, 2002, the Company had over 45,000 shares available to purchase.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,252 for the first quarter of 2002, up $145 or 13.1% compared to $1,107 for the first quarter of 2002. Comparing March 31, 2002 to March 31, 2001, return on assets was unchanged at .80% and return on equity increased from 10.11% to 10.86%. First quarter earnings per share was $.36 per share, up 12.5% over last year's $.32 per share. The primary contributors to the gain in net income were a $1,204 or 23% increase in net interest income partially offset by a $715 increase in provision for loan losses.

The 23% increase in net interest income was primarily due to the decrease in the Bank's funding costs resulting in a higher net interest margin. Earning assets increased $17,993 from December 31, 2001 and had a positive impact to net interest income. Net interest income was further enhanced by the 142 basis point decrease in average funding costs which was a benefit realized by the decline in interest rates that occurred throughout 2001. As a result, the Company's net interest margin during the first quarter of 2002 increased 32 basis points to 4.38% as compared to 4.06% for the same period in 2001. For additional discussion on the Company's rate sensitive assets and liabilities, please see
Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 14.

The increase in net interest income during the first three months of 2002 was partially offset by an increase to provision expense of $715 for the same period as compared to 2001. The year-to-date increase to provision expense was the result of a $614 increase to net charge-offs, primarily consumer and commercial nonperforming loans, which helped to enhance asset quality and lower the credit risk associated with the Company's loan portfolio. The increase in net interest income after provision for the first quarter of 2002 was partially offset by net noninterest expense increasing $280 or 8.7% for the first quarter in 2002 compared to the same period in 2001. Total noninterest income increased $114 or 9.8% for the first three months in 2002 compared to the same period in 2001. Contributing most to this gain was earnings from bank owned life insurance contracts and loan service fees. Total noninterest expense increased $394 or 9.0% for the first quarter compared to the same period in 2001. Contributing the most to this gain was the increase in salary and employee benefits, the Company's largest noninterest expense, which were up $256 over the first three months of 2001. This increase was primarily affected by annual merit increases and rising benefit costs. Furthermore, data processing and other operating expense were up $153 over the first quarter of 2001 due to loan acquisition costs, taxes and general increases in overhead expenses.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios              Regulatory
                                  March 31, 2002   December 31, 2001    Minimum
                                  --------------   -----------------  ----------
Tier 1 risk-based capital              11.0%              9.5%           4.00%
Total risk-based capital ratio         12.2%             10.7%           8.00%
Leverage ratio                          9.2%              7.9%           4.00%

Cash dividends paid of $554 for the first three months of 2002 represents a 5.9% increase over the cash dividends paid during the same period in 2001. The increase in cash dividends paid is largely due to the increase in the dividend rate paid per share. At March 31, 2002, approximately 73% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management will continue to monitor opportunities to utilize reinvested dividends and voluntary cash to purchase shares on the open market that can be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $97,917 represented 15.0% of total assets at March 31, 2002. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2002, the Bank could borrow an additional $49 million from the Federal Home Loan Bank. The Company experienced an increase of $14,186 in cash and cash equivalents for the three months ended March 31, 2002. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

RATE SENSITIVITY ANALYSIS

Table VIII
(dollars in thousands)

As of March 31, 2002                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2002      2003      2004      2005      2006     after    Total    03/31/02
Rate-Sensitive Assets:
Fixed interest rate loans             $  9,633  $  7,880  $ 15,044  $ 22,844  $ 23,439  $265,290  $344,130  $347,571
Average interest rate                   10.02%    11.53%    10.78%     9.81%     8.73%     7.93%     8.37%

Variable interest rate loans          $ 37,197  $  9,447  $  3,366  $  4,650  $  6,035  $112,851  $173,546  $174,848
Average interest rate                    6.39%     5.97%     6.12%     6.44%     6.92%     6.90%     6.72%

Fixed interest rate securities        $ 19,531  $  6,734  $ 10,683  $ 12,817  $  1,500  $ 16,013  $ 67,278  $ 68,767
Average interest rate                    4.04%     6.53%     6.57%     6.36%     5.83%     6.09%     5.66%

Federal funds sold                    $ 24,600                                                    $ 24,600  $ 24,600
Average interest rate                    1.63%                                                       1.63%

Other interest-bearing assets         $  1,791                                                    $  1,791  $  1,791
Average interest rate                    0.75%                                                       0.75%

Total Rate-Sensitive Assets           $ 92,752  $24,061   $ 29,093  $ 40,311  $ 30,974  $394,154  $611,345  $617,577
Average interest rate                    4.90%    7.95%      8.69%     8.32%     8.24%     7.56%     7.31%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  7,922  $  6,844  $  5,914  $  5,109  $  4,414  $ 28,044  $ 58,247  $ 58,247

Savings & Interest-bearing checking   $ 22,551  $ 18,902  $ 15,856  $ 13,310  $ 11,180  $ 60,075  $141,874  $141,874
Average interest rate                    1.85%     1.86%     1.88%     1.89%     1.90%     1.95%     1.90%

Time deposits                         $120,847  $ 99,511  $ 34,082  $ 13,741  $  9,646  $  2,047  $279,874  $284,072
Average interest rate                    4.48%     4.37%     4.51%     5.02%     4.91%     6.54%     4.50%

Fixed interest rate borrowings        $ 16,173  $ 15,572  $ 14,486  $ 11,114  $ 14,606  $ 19,184  $ 91,135  $ 92,319
Average interest rate                    5.02%     5.18%     5.16%     5.26%     5.22%     6.89%     5.52%

Variable interest rate borrowings     $ 25,912                                                    $ 25,912  $ 25,912
Average interest rate                    3.07%                                                       3.07%

Total Rate-Sensitive Liabilities      $193,405  $140,829  $ 70,338  $ 43,274  $ 39,846  $109,350  $597,042  $602,424
Average interest rate                    3.85%     3.91%     3.67%     3.53%     3.64%     2.40%     3.54%

As of December 31, 2001                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2002      2003      2004      2005      2006     after    Total    12/31/01
Total Rate-Sensitive Assets          $ 97,688  $ 17,119  $ 31,670  $ 40,920  $ 30,418  $370,285  $588,100  $595,178
Average interest rate                    5.70     9.20%     8.82%     8.59%     8.26%     7.74%     7.59%

Total Rate-Sensitive Liabilities     $241,620  $102,787  $ 58,432  $ 40,300  $ 33,796  $104,056  $580,991  $586,897
Average interest rate                    4.13%     4.17%     3.69%     3.57%     3.53%     2.46%     3.72%

                                                                                Page 14

                              OHIO VALLEY BANC CORP
                                MATURITY ANALYSIS

================================================================================

Item 3. Quantitative and Qualitative Disclosure About Market Risk (continued)

Based on the gap model, the Company's one year cumulative gap is liability sensitive, which would benefit the Company in a declining rate environment. Based on low interest rates, management has taken steps to guard against rising interest rates. Management has been offering fixed rate mortgage loans to be sold on the secondary market. Historically, the Company originated all mortgage loans to be held in its own portfolio. Furthermore, management has extended the average maturity of its funding sources by offering longer term certificates of deposit and borrowing wholesale funds for longer time periods. The result of the above strategies that were implemented starting last year is less exposure to interest rate risk.
                          Part II - Other Information

Item 1 - Legal Proceedings
--------------------------
  None

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------
B. The Company filed a report on Form 8-K dated January 18, 2002 related to the issuance of a news release announcing its earnings for the fourth quarter and year-to-date periods ending December 31, 2001.

    The Company filed a report on Form 8-K dated February 4, 2002 related to the approval of extending its Treasury Stock Repurchase Program to February 10, 2003 from February 10, 2002. The extension authorizes the repurchase of up to 175,000 shares, of which the Company had over 45,000 shares remaining at April 30, 2002.

                                     OHIO VALLEY BANC CORP.
                                     -------------------------------------------


Date    May 14, 2002                 /s/ Jeffrey E. Smith
      -------------------            -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    May 14, 2002                 /s/ Larry E. Miller, II
      -------------------            -------------------------------------------
                                     Larry E. Miller, II
                                     Senior Vice President and Treasurer




================================================================================