Form 10-Q
period 2002-06-30
OHIO VALLEY BANC CORP
filed 2002-08-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                                  JUNE 30, 2002


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


Common stock, $1.00 stated value                   Outstanding  at July 31, 2002
                                                         3,456,249 common shares

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

================================================================================


                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



Consolidated Balance Sheets.....................................              1

Consolidated Statements of Income...............................              2

Condensed Consolidated Statements of Changes in
   Shareholders' Equity.........................................              3

Condensed Consolidated Statements of Cash Flows.................              4

Notes to the Consolidated Financial Statements..................              5


Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......             10

Item 3 - Quantitative and Qualitative Disclosure About
            Market Risk.........................................             14

                           Part II - Other Information

Other Information and Signatures................................             15

Exhibit Index - 99.1 Certifications of CEO and CFO Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.......             16

                              OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)
================================================================================


                                                     June 30,       December 31,
                                                       2002            2001
                                                  -------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks  $     16,444      $    17,288
Federal funds sold                                       6,325            9,000
                                                  -------------     ------------
  Total cash and cash equivalents                       22,769           26,288
Interest-bearing balances with banks                     1,492            1,264
Securities available-for-sale                           57,859           61,559
Securities held-to-maturity
 (estimated fair value:  2002 - $15,979,
 2001 - $14,421)                                        15,305           13,973
Total loans                                            544,795          508,660
  Less:  Allowance for loan losses                      (6,746)          (6,251)
                                                  -------------     ------------
     Net loans                                         538,049          502,409
Premises and equipment, net                              8,281            8,702
Accrued income receivable                                3,434            3,420
Intangible assets, net                                   1,201            1,267
Bank owned life insurance                               12,380           12,089
Other assets                                             4,451            4,028
                                                  -------------    -------------
          Total assets                            $    665,221     $    634,999
                                                  =============    =============

LIABILITIES
Noninterest-bearing deposits                      $     57,929     $     56,735
Interest-bearing deposits                              422,991          399,126
                                                  -------------    -------------
     Total deposits                                    480,920          455,861
Securities sold under agreements to repurchase          26,121           29,274
Other borrowed funds                                    88,788           90,856
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                    13,500            5,000
Accrued liabilities                                      7,901            7,708
                                                  -------------    -------------
          Total liabilities                            617,230          588,699
                                                  -------------    -------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
 shares authorized; 2002 - 3,592,964 shares
 issued, 2001 - 3,579,250 shares issued)                 3,593            3,579
Additional paid-in capital                              29,524           29,207
Retained earnings                                       17,442           15,979
Accumulated other comprehensive income                   1,101            1,043
Treasury stock at cost (2002 - 136,715 shares,
 2001 - 129,990 shares)                                 (3,669)          (3,508)
                                                  -------------    -------------
          Total shareholders' equity                    47,991           46,300
                                                  -------------    -------------
               Total liabilities and
                shareholders' equity              $    665,221     $    634,999
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 10,940   $ 10,727   $ 21,587   $ 21,116
     Securities:
          Taxable                          641        726      1,298      1,536
          Tax exempt                       185        192        361        385
     Dividends                              57         82        110        162
     Other Interest                         64        140        140        191
                                      ---------  ---------  ---------  ---------
                                        11,887     11,867     23,496     23,390

Interest expense:
     Deposits                            3,740      4,922      7,640     10,178
     Repurchase agreements                 111        153        195        328
     Other borrowed funds                1,088        874      2,201      1,664
     Obligated mandatorily redeemable
        capital securities of
        subsidiary trust                   251        132        390        265
                                      ---------  ---------  ---------  ---------
                                         5,190      6,081     10,426     12,435
                                      ---------  ---------  ---------  ---------

Net interest income                      6,697      5,786     13,070     10,955
Provision for loan losses                  813        646      1,954      1,073
                                      ---------  ---------  ---------  ---------
Net interest income after provision      5,884      5,140     11,116      9,882

Noninterest income:
     Service charges on deposit accounts   801        774      1,495      1,472
     Trust fees                             60         60        114        115
     Income from bank owned insurance      168        146        340        284
     Other                                 385        331        745        606
                                      ---------  ---------  ---------  ---------
                                         1,414      1,311      2,694      2,477

Noninterest expense:
     Salaries and employee benefits      2,700      2,591      5,319      4,954
     Occupancy expense                     324        310        635        626
     Furniture and equipment expense       271        266        534        539
     Data processing expense               145        115        291        222
     Other                               1,970      1,572      3,404      2,892
                                      ---------  ---------  ---------  ---------
                                         5,410      4,854     10,183      9,233
                                      ---------  ---------  ---------  ---------

Income before income taxes               1,888      1,597      3,627      3,126
Provision for income taxes                 535        443      1,022        865
                                      ---------  ---------  ---------  ---------

NET INCOME                            $  1,353   $  1,154   $  2,605   $  2,261
                                      =========  =========  =========  =========

Earnings per share                    $   0.39   $   0.33   $   0.75   $   0.65
                                      =========  =========  =========  =========

================================================================================

               See notes to the consolidated financial statements.

                             OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------


Balance at beginning of period        $ 47,015   $ 44,957   $ 46,300   $ 44,492

Comprehensive income:
   Net income                            1,353      1,154      2,605      2,261
   Net change in unrealized
     gain or loss on available-for-sale
     securities                            372         25         58        411
                                      ---------  ---------  ---------  ---------
        Total comprehensive income       1,725      1,179      2,663      2,672

Proceeds from issuance of common
  stock through dividend reinvestment
  plan                                                           331

Cash dividends                            (588)      (555)    (1,142)    (1,078)

Shares acquired for treasury              (161)      (155)      (161)      (660)
                                      ---------  ---------  ---------  ---------

Balance at end of period              $ 47,991   $ 45,426   $ 47,991   $ 45,426
                                      =========  =========  =========  =========

Cash dividends per share              $   0.17   $   0.16   $   0.33   $   0.31
                                      =========  =========  =========  =========





================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                     Six months ended June 30,
                                                     2002               2001
                                                 ------------       ------------

Net cash provided by operating activities        $     4,558        $     4,839

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 21,324              16,574
     Purchases of securities available-
        for-sale                                     (17,437)            (5,331)
     Proceeds from maturities of
        securities held-to-maturity                      421                911
     Purchases of securities held-to-maturity         (1,773)              (811)
     Change in interest-bearing deposits
        in other banks                                  (228)              (136)
     Net increase in loans                           (37,594)           (24,286)
     Purchases of premises and equipment                (156)              (364)
     Purchases of insurance contracts                                      (530)
                                                 ------------       ------------
          Net cash used in investing activities      (35,443)           (13,973)

Financing activities
     Change in deposits                               25,059             (3,465)
     Cash dividends                                   (1,142)            (1,078)
     Proceeds from issuance of common stock              331
     Purchases of treasury stock                        (161)              (660)
     Change in securities sold under
        agreements to repurchase                      (3,153)             1,147
     Proceeds from obligated mandatorily redeemable
        capital securities of subsidiary trust         8,500
     Proceeds from long-term borrowings                4,040             26,077
     Repayment of long-term borrowings                (7,557)            (7,117)
     Change in other short-term borrowings             1,449             (2,817)
                                                 ------------       ------------
          Net cash from financing activities          27,366             12,087
                                                 ------------       ------------

Change in cash and cash equivalents                   (3,519)             2,953
Cash and cash equivalents at beginning of year        26,288             14,569
                                                 ------------       ------------
Cash and cash equivalents at June 30,            $    22,769        $    17,522
                                                 ============       ============

Cash paid for interest                           $    11,455        $    12,915
Cash paid for income taxes                             1,415              1,365


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 2002, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US
GAAP) that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The accounting and reporting policies followed by the Company conform to US GAAP and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

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

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,460,731 and 3,466,293 for the three months ending June 30, 2002 and June 30, 2001, respectively. Weighted average shares outstanding were 3,459,987 and 3,473,414 for the six months ending June 30, 2002 and June 30, 2001, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this statement on January 1, 2002, and did not materially impact its financial statements.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                           Amortized      Unrealized     Unrealized       Fair
                             Cost           Gains          Losses        Values
June 30, 2002             ----------     -----------    ------------   ---------

Securities Available-for-Sale
-----------------------------
U.S. Government agency
   securities             $  49,792      $    1,616                    $ 51,408
Mortgage-backed securities    1,513              52                       1,565
Equity securities             4,886                                       4,886
                          ----------     -----------    ------------   ---------
     Total securities     $  56,191      $    1,668     $         0    $ 57,859
                          ==========     ===========    ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $  15,123      $      739     $       (57)   $ 15,805
Mortgage-backed securities      182                              (8)        174
                          ----------     -----------    ------------   ---------
     Total securities     $  15,305      $      739     $       (65)   $ 15,979
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

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                                     Estimated                        Estimated
                       Amortized       Fair            Amortized        Fair
                         Cost          Value             Cost           Value
                     ------------   -----------       -----------    -----------
Debt securities:
 Due in one year
   or less           $    14,893    $   15,031        $    1,875     $    1,908
Due in one to
  five years              34,899        36,377             4,666          4,952
Due in five to
  ten years                                                5,335          5,656
Due after ten years                                        3,247          3,289
Mortgage-backed sec.       1,513         1,565               182            174
                     ------------   -----------       -----------    -----------
Total debt
  securities         $    51,305    $   52,973        $   15,305     $   15,979
                     ============   ===========       ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method, however there were no sales of debt and equity securities during the first six months of 2002 and 2001.



NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                             June 30,              December 31,
                                               2002                    2001
                                         ----------------       ----------------

Real estate loans                        $       229,962        $       226,212
Commercial and industrial loans                  191,934                173,154
Consumer loans                                   122,314                108,437
Other loans                                          585                    857
                                         ----------------       ----------------
                                         $       544,795        $       508,660
                                         ================       ================

At June 30, 2002 and December 31, 2001, loans on nonaccrual status were approximately $3,832 and $3,297, respectively. Loans past due more than 90 days and still accruing at June 30, 2002 and December 31, 2001 were $1,448 and $3,013, respectively.


================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30 is as follows:
                                               2002                    2001
                                        ----------------        ----------------

Balance - January 1,                    $         6,251         $         5,385
Loans charged off:
     Real estate                                    289                      90
     Commercial                                     326                      15
     Consumer                                     1,422                     970
                                      ------------------       -----------------
          Total loans charged off                 2,037                   1,075
Recoveries of loans:
     Real estate                                    106                       9
     Commercial                                     133                      16
     Consumer                                       339                     263
                                      ------------------       -----------------
          Total recoveries                          578                     288
                                      ------------------       -----------------

Net loan charge-offs                             (1,459)                   (787)

Provision charged to operations                   1,954                   1,073
                                      ------------------       -----------------
Balance - June 30,                    $           6,746        $          5,671
                                      ==================       =================


Information regarding impaired loans is as follows:
                                               June 30,            December 31,
                                                 2002                  2001
                                            --------------       ---------------

Balance of impaired loans                   $       1,357        $          960
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $       1,357        $          960
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         750        $          300
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       1,340        $        1,013
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended June 30, 2002 and June 30, 2001. All impaired loan balances were also included as part of the Company's nonperforming loans at June 30, 2002.





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

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.21% of total loans were unsecured at June 30, 2002 as compared to 4.81% at December 31, 2001.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 2002, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $71,276 as compared to $64,312 at December 31, 2001.

NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at June 30, 2002 and December 31, 2001 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2002      $ 78,047             $ 5,944             $ 4,797           $ 88,788
2001      $ 81,564             $ 3,792             $ 5,500           $ 90,856

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $117,070 and $4,886 at June 30, 2002. Fixed rate FHLB advances mature through 2010 and have interest rates ranging from 3.87% to 6.62%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 2.35% to 7.00% and are due at various dates through a final maturity date of December 26, 2003.

At June 30, 2002, scheduled principal payments over the next five years are to be:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2002         $        5,723       $         2,805       $  4,797      $  13,325
2003                 13,932                 3,139                        17,071
2004                 16,487                                              16,487
2005                 13,115                                              13,115
2006                 14,606                                              14,606
Thereafter           14,184                                              14,184
            ----------------      ----------------      ----------    ----------
            $        78,047       $         5,944       $   4,797     $  88,788
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $31,750 at June 30, 2002 and $29,000 at December 31, 2001. Various investment securities from the Bank used to collateralize FRB notes totaled $5,970 at June 30, 2002 and $5,970 at December 31, 2001.

NOTE 7 - TRUST PREFERRED SECURITIES

     Obligated mandatorily redeemable capital securities of a subsidiary trust (Trust Preferred Securities) of $8,500 were issued on March 26, 2002, and have a current variable rate of 5.47%, that adjusts quarterly, and a mandatory redemption date of March 26, 2032. However, beginning March 26, 2007, the Company may, at its option, redeem all or a portion of these trust preferred securities. Total trust preferred securities were unsecured through June 30, 2002.

================================================================================

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp at June 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2002, compared to the same periods in 2001. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $30,222 or 4.8% during the first six months to reach $665,221 at June 30, 2002. The factor contributing most to this growth in assets was loans which grew $36,135 or 7.1%. The Company experienced strong loan growth during the second quarter which contributed to 75% of the year-to-date loan increase. This strong growth in loans was funded primarily by deposits which increased $25,059 or 5.5% and the Company's newest trust preferred security issuance which totaled $8,500. Furthermore, loans were funded by continued maturities of various U.S. treasury and government agency securities which led to a total investment decrease of $2,368 or 3.1%. The demand for these types of investment securities are decreasing due to the decline in yield on reinvestment opportunities.

During the first six months of 2002, loan growth was led by commercial loans expanding $18,780 or 10.8%. This growth came mostly from loan originations within the primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio which accounted for 67% of the total increase. In addition, approximately 21% of commercial loan originations came from the growing West Virginia market areas. For the same period, consumer loans increased $13,877 or 12.8%. Approximately 83% of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive in its pricing of these products. Furthermore, real estate mortgages grew $3,750 or 1.7%, with the largest portion of growth occurring within the West Virginia market areas of Mason and Cabell county.

During the first six months of 2002, management has continued to emphasize improving asset quality by driving down nonperforming loans. This emphasis has prompted a $672 increase in net charge offs, occurring mostly in the first quarter, which consisted primarily of installment and commercial nonperforming loans. As a result, the Company's nonperforming loans as a percent of total loans declined to .97% at June 30, 2002 as compared to 1.24% at year end 2001. The allowance for loan losses was 1.24% of total loans at June 30, 2002, up from 1.23% at year end 2001. Even though nonperforming loans have declined, management has maintained the allowance for loan losses based on a general decline in economic conditions and is comfortable that it is adequate to absorb probable losses in the loan portfolio.

Total deposit growth during the first half of 2002 was primarily in time deposits which increased $13,614 or 5.1%. This growth was partially driven by increases in the Company's brokered certificates of deposit which totaled $5,197 through June 30, 2002. To accompany time deposit growth, the Company also had strong growth in savings and interest-bearing demand deposits which increased $10,251 or 7.7%. This growth, primarily in the Company's public fund NOW and Gold Club accounts, is related to the changing interest rate environment which has influenced customers to maintain their funds in more short-term, highly liquid products such as the Bank's NOW transaction account. In addition, non-interest bearing demand deposits have increased $1,194 or 2.1% during the same period. Management has utilized the total deposit growth to help fund the growth in loans and to reduce securities sold under agreements to repurchase.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $2,068 or 2.3% from December 31, 2001, as management has shifted its focus back to funding loan growth through its traditional retail sources of funds in certificates of deposit since the cost of these retail sources has declined significantly. The decrease in other borrowed funds occurred primarily in overnight borrowings. Additionally, securities sold under agreements to repurchase are down $3,153 from December 31, 2001. Furthermore, on March 26, 2002, the Company completed the issuance of $8,500 of trust preferred securities. The proceeds from this issuance have been used to enhance the Company's risk-based capital adequacy levels as well as support the growth of additional earning assets, particularly the second quarter growth in loans.

Total shareholders' equity at June 30, 2002 of $47,991 was up by $1,691 as compared to the balance of $46,300 on December 31, 2001. Contributing most to this increase was year-to-date income of $2,605 and proceeds from the issuance of common stock through the dividend reinvestment plan of $331 less cash dividends paid of $1,142, or $.17 per share for the most recent quarter end. The cash dividend represents 43.8% of the year-to-date income. Management has had limited activity within the Company's stock repurchase program during the first half of 2002.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,353 for the second quarter and $2,605 for the first six months of 2002, up by 17.2% and 15.2% compared to $1,154 and $2,261 for the same periods in 2001. Comparing year-to-date June 30, 2002 to June 30, 2001, return on assets increased from .80% to .81% and return on equity increased from 10.19% to 11.20%. Second quarter earnings per share was $.39 per share, up 18.2% over last year's $.33 per share. During the first six months of 2002, earnings per share was $.75 per share, up 15.4% from last year's $.65 per share. The primary contributor to the gain in net income was strong net interest income growth which exceeded the second quarter and year-to-date of last year by $911 and $2,115.

The second quarter and year-to-date increases to net interest income of 15.7% and 19.3% were primarily due to the declines in total interest expense of $891 or 14.7% and $2,009 or 16.2% versus relatively no change in total interest income due to strong loan growth. Earning assets, driven by loans, increased $31,320 from December 31, 2001 and represented 94.1% of total assets as compared to 93.6% at year end 2001. The declines in interest expense were largely impacted by a 134 basis point decline in the Bank's average funding costs due to the current interest rate environment. As a result, the Company's net interest margin improved to 4.40% for the first half of 2002 from 4.23% the prior year. For additional discussion on the Company's rate sensitivity assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 14.

The increases in net interest income for the second quarter and year-to-date periods of 2002 were partially offset by increases to provision expense of $167 and $881 for the same periods as compared to 2001. These increases to provision expense were in large part from the significant increase in net charge-offs, particularly in the first quarter, which helped to enhance asset quality and lower the credit risks associated with the Company's loan portfolio. The increases in net interest income after provision for the second quarter and year-to-date periods of 2002 were partially offset by increases in net noninterest expense of $453 or 12.8% and $733 or 10.8% for the same periods as compared to 2001. Total noninterest income increased $103 or 7.9% for the second quarter and $217 or 8.8% for the first six months in 2002 as compared to the same periods in 2001. Contributing most to this gain was earnings from bank owned life insurance contracts, service charge income due to growth in transaction account volume and loan service fees. Total noninterest expense increased $556 or 11.5% and $950 or 10.2% for the second quarter and year-to-date periods of 2002 as compared to the same periods in 2001. Contributing most to this increase was increases to other noninterest expense of $398 and $512 for the second quarter and year-to-date periods of 2002 as compared to the same periods in 2001. Impacting other noninterest expense was a one time net charge off of $464 related to fraudulent check kiting activity in the second quarter of 2002. Management is actively seeking recoveries related to this charge off. Additionally, salaries and employee benefits, the Company's largest noninterest expense item, were up $109 over the second quarter of 2001 and $365 over the first six months of 2001. These increases are related to annual merit increases, incentive-based compensation and the continuing rise in the cost of medical insurance. Furthermore, increases in data processing, loan acquisition costs and general increases in overhead costs were recognized during the same periods as compared to 2001.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                    Company Ratios                  Regulatory
                               June 30, 2002   December 31, 2001      Minimum
                               -------------   -----------------    -----------

Tier 1 risk-based capital           10.6%             9.5%              4.00%
Total risk-based capital ratio      11.8%            10.7%              8.00%
Leverage ratio                       9.0%             7.9%              4.00%

Cash dividends paid of $1,142 for the first six months of 2002 represents a 5.9% increase over the cash dividends paid during the same period in 2001. The increase in cash dividends paid is largely due to the increase in the dividend rate paid per share. At June 30, 2002, approximately 73% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $83,995 represented 12.6% of total assets at June 30, 2002. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2002, the Bank could borrow an additional $47 million from the Federal Home Loan Bank. The Company experienced a decrease of $3,519 in cash and cash equivalents for the six months ended June 30, 2002. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosure About Market Risk


As of June 30, 2002                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2002      2003      2004      2005      2006     after    Total    06/30/02
Rate-Sensitive Assets:
Fixed interest rate loans             $  6,513  $  9,049  $ 13,953  $ 21,548  $ 25,206  $281,271  $357,540  $362,010
Average interest rate                    9.84%    11.13%    10.68%     9.79%     8.73%     7.90%     8.29%

Variable interest rate loans          $ 29,732  $ 19,353  $  3,131  $  4,663  $  6,234  $124,142  $187,255  $189,034
Average interest rate                    6.51%     5.88%     6.03%     6.38%     6.85%     6.82%     6.65%

Fixed interest rate securities        $  8,416  $ 13,139  $ 16,376  $ 14,905  $  1,500  $ 17,160  $ 71,496  $ 73,838
Average interest rate                    5.60%     4.64%     5.48%     6.00%     5.83%     6.22%     5.63%

Federal funds sold                    $  6,325                                                    $  6,325  $  6,325
Average interest rate                    1.69%                                                       1.69%

Other interest-bearing assets         $  1,492                                                    $  1,492  $  1,492
Average interest rate                    1.29%                                                       1.29%

Total Rate-Sensitive Assets           $ 52,478  $41,541   $ 33,460  $ 41,116  $ 32,940  $422,573  $624,108  $632,699
Average interest rate                    6.05%    6.63%      7.70%     8.03%     8.24%     7.51%     7.41%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  7,878  $  6,807  $  5,881  $  5,081  $  4,390  $ 27,892  $ 57,929  $ 57,929

Savings & Interest-bearing checking   $ 22,731  $ 19,043  $ 15,966  $ 13,396  $ 11,248  $ 60,300  $142,684  $142,684
Average interest rate                    1.84%     1.85%     1.86%     1.87%     1.88%     1.93%     1.89%

Time deposits                         $ 93,582  $115,743  $ 43,621  $ 13,978  $  9,786  $  3,597  $280,307  $285,632
Average interest rate                    4.04%     4.18%     4.32%     5.00%     4.91%     5.85%     4.24%

Fixed interest rate borrowings        $  8,528  $ 17,072  $ 16,487  $ 13,114  $ 14,606  $ 19,184  $ 88,991  $ 91,749
Average interest rate                    4.82%     5.19%     5.01%     5.09%     5.22%     6.89%     5.48%

Variable interest rate borrowings     $ 39,418                                                    $ 39,418  $ 39,418
Average interest rate                    2.53%                                                       2.53%

Total Rate-Sensitive Liabilities      $172,137  $158,665  $ 81,955  $ 45,569  $ 40,030  $110,973  $609,329  $617,412
Average interest rate                    3.26%     3.83%     3.67%     3.55%     3.63%     2.43%     3.36%

As of December 31, 2001                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2002      2003      2004      2005      2006     after    Total    12/31/01
Total Rate-Sensitive Assets          $ 97,688  $ 17,119  $ 31,670  $ 40,920  $ 30,418  $370,285  $588,100  $595,178
Average interest rate                    5.70     9.20%     8.82%     8.59%     8.26%     7.74%     7.59%

Total Rate-Sensitive Liabilities     $241,620  $102,787  $ 58,432  $ 40,300  $ 33,796  $104,056  $580,991  $586,897
Average interest rate                    4.13%     4.17%     3.69%     3.57%     3.53%     2.46%     3.72%


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

Item 1 - Legal Proceedings
--------------------------
  None

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Ohio Valley Banc Corp held its Annual Meeting of Shareholders on April 10, 2002, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, Phil A. Bowman, W. Lowell Call and James L. Dailey were nominated for reelection and were reelected. The summary of voting of the 2,812,154 shares outstanding were as follows:

Director Candidate    Shares voted:     For             Against          Abstain
------------------                      ---             -------          -------

Phil A. Bowman                      2,808,906             3,248
W. Lowell Call                      2,806,833             5,321
James L. Dailey                     2,807,263             4,891

Directors with terms expiring in 2003 are Merrill L. Evans, Lannes C. Williamson and Thomas E. Wiseman. Directors with terms expiring in 2004 are Steven B. Chapman, Robert H. Eastman and Jeffrey E. Smith.

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
B. The Company filed a report on Form 8-K dated April 11, 2002 related to the issuance of a news release announcing its earnings for the first quarter period ending March 31, 2002.


                                        OHIO VALLEY BANC CORP
                                        ---------------------

Date     August 14, 2002                /s/ Jeffrey E. Smith
         ---------------                ---------------------
                                        Jeffrey E. Smith
                                        President and Chief Executive Officer

Date     August 14, 2002                /s/ Larry E. Miller, II
         ---------------                ------------------------
                                        Larry E. Miller, II
                                        Senior Vice President and Treasurer

================================================================================

                                 EXHIBIT INDEX
                                 -------------

                                  EXHIBIT 99.1
                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
              CHIEF FINANCIAL OFFICER PURSUANT TO TITLE 18, UNITED
                 STATES CODE, SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Smith, President and Chief Executive Officer of the Company, certify, pursuant to Title 18, United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1924; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date    August 14, 2002                    /s/ Jeffrey E. Smith
      -------------------                  -----------------------
                                           Jeffrey E. Smith
                                           President and Chief Executive Officer


     In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry E. Miller, II, Senior Vice President and Treasurer of the Company, certify, pursuant to Title 18, United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1924; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date    August 14, 2002                    /s/ Larry E. Miller, II
      -------------------                  ------------------------
                                           Larry E. Miller, II
                                           Senior Vice President and Treasurer