Form 10-Q
period 2002-09-30
OHIO VALLEY BANC CORP
filed 2002-11-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                               SEPTEMBER 30, 2002


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


Common stock, $1.00 stated value                Outstanding  at October 31, 2002
                                                         3,445,739 common shares

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

================================================================================


                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



Consolidated Balance Sheets.....................................              1

Consolidated Statements of Income...............................              2

Condensed Consolidated Statements of Changes in
   Shareholders' Equity.........................................              3

Condensed Consolidated Statements of Cash Flows.................              4

Notes to the Consolidated Financial Statements..................              5


Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......             11

Item 3 - Quantitative and Qualitative Disclosure About
            Market Risk.........................................             15


Item 4 - Controls and Procedures................................             16

                           Part II - Other Information

Other Information and Signatures................................             16

Certifications..................................................             17

Exhibit Index - 99.1 Certifications Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002..........................             19

                              OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)
================================================================================


                                                  September 30,     December 31,
                                                       2002            2001
                                                  -------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks  $     19,592      $    17,288
Federal funds sold                                      12,300            9,000
                                                  -------------     ------------
  Total cash and cash equivalents                       31,892           26,288
Interest-bearing balances with banks                     1,495            1,264
Securities available-for-sale                           63,338           61,559
Securities held-to-maturity
 (estimated fair value:  2002 - $16,193,
 2001 - $14,421)                                        15,119           13,973
Total loans                                            560,566          508,660
  Less:  Allowance for loan losses                      (6,982)          (6,251)
                                                  -------------     ------------
     Net loans                                         553,584          502,409
Premises and equipment, net                              8,346            8,702
Accrued income receivable                                3,512            3,420
Intangible assets, net                                   1,169            1,267
Bank owned life insurance                               12,526           12,089
Other assets                                             4,199            4,028
                                                  -------------    -------------
          Total assets                            $    695,180     $    634,999
                                                  =============    =============

LIABILITIES
Noninterest-bearing deposits                      $     56,438     $     56,735
Interest-bearing deposits                              450,196          399,126
                                                  -------------    -------------
     Total deposits                                    506,634          455,861
Securities sold under agreements to repurchase          26,163           29,274
Other borrowed funds                                    91,299           90,856
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                    13,500            5,000
Accrued liabilities                                      8,435            7,708
                                                  -------------    -------------
          Total liabilities                            646,031          588,699
                                                  -------------    -------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
 shares authorized; 2002 - 3,602,854 shares
 issued, 2001 - 3,579,250 shares issued)                 3,603            3,579
Additional paid-in capital                              29,751           29,207
Retained earnings                                       18,264           15,979
Accumulated other comprehensive income                   1,441            1,043
Treasury stock at cost (2002 - 147,115 shares,
 2001 - 129,990 shares)                                 (3,910)          (3,508)
                                                  -------------    -------------
          Total shareholders' equity                    49,149           46,300
                                                  -------------    -------------
               Total liabilities and
                shareholders' equity              $    695,180     $    634,999
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 11,159   $ 11,145   $ 32,746   $ 32,261
     Securities:
          Taxable                          652        666      1,949      2,202
          Tax exempt                       190        190        551        575
     Dividends                              58         82        169        244
     Other Interest                         60         76        200        267
                                      ---------  ---------  ---------  ---------
                                        12,119     12,159     35,615     35,549

Interest expense:
     Deposits                            3,827      4,729     11,467     14,907
     Repurchase agreements                  85        158        280        486
     Other borrowed funds                1,114      1,046      3,316      2,710
     Obligated mandatorily redeemable
        capital securities of
        subsidiary trust                   254        132        644        397
                                      ---------  ---------  ---------  ---------
                                         5,280      6,065     15,707     18,500
                                      ---------  ---------  ---------  ---------

Net interest income                      6,839      6,094     19,908     17,049
Provision for loan losses                1,541      1,092      3,495      2,165
                                      ---------  ---------  ---------  ---------
Net interest income after provision      5,298      5,002     16,413     14,884

Noninterest income:
     Service charges on deposit accounts   806        757      2,301      2,229
     Trust fees                             51         53        164        168
     Income from bank owned insurance      172        146        512        430
     Other                                 395        316      1,141        923
                                      ---------  ---------  ---------  ---------
                                         1,424      1,272      4,118      3,750

Noninterest expense:
     Salaries and employee benefits      2,726      2,464      8,045      7,417
     Occupancy expense                     324        317        959        943
     Furniture and equipment expense       280        267        814        806
     Data processing expense               144        185        435        408
     Other                               1,278      1,346      4,682      4,238
                                      ---------  ---------  ---------  ---------
                                         4,752      4,579     14,935     13,812
                                      ---------  ---------  ---------  ---------

Income before income taxes               1,970      1,695      5,596      4,822
Provision for income taxes                 560        475      1,582      1,340
                                      ---------  ---------  ---------  ---------

NET INCOME                            $  1,410   $  1,220   $  4,014   $  3,482
                                      =========  =========  =========  =========

Earnings per share                    $   0.41   $   0.35   $   1.16   $   1.00
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

                             OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------


Balance at beginning of period        $ 47,991   $ 45,426   $ 46,300   $ 44,492

Comprehensive income:
   Net income                            1,410      1,220      4,014      3,482
   Net change in unrealized
     gain or loss on available-for-sale
     securities                            340        398        398        808
                                      ---------  ---------  ---------  ---------
        Total comprehensive income       1,750      1,618      4,412      4,290

Proceeds from issuance of common
  stock through dividend reinvestment
  plan                                     237        125        568        125

Cash dividends                            (588)      (553)    (1,729)    (1,631)

Shares acquired for treasury              (241)      (463)      (402)    (1,123)
                                      ---------  ---------  ---------  ---------

Balance at end of period              $ 49,149   $ 46,153   $ 49,149   $ 46,153
                                      =========  =========  =========  =========

Cash dividends per share              $   0.17   $   0.16   $   0.50   $   0.47
                                      =========  =========  =========  =========





================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                 Nine months ended September 30,
                                                     2002               2001
                                                 ------------       ------------

Net cash provided by operating activities        $     8,207        $     8,000

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 26,413              20,164
     Purchases of securities available-
        for-sale                                     (27,467)           (13,270)
     Proceeds from maturities of
        securities held-to-maturity                      602              1,464
     Purchases of securities held-to-maturity         (1,779)              (822)
     Change in interest-bearing deposits
        in other banks                                  (231)               (55)
     Net increase in loans                           (54,670)           (49,616)
     Purchases of premises and equipment                (513)              (467)
     Purchases of insurance contracts                                    (1,145)
                                                 ------------       ------------
          Net cash used in investing activities      (57,645)           (43,747)

Financing activities
     Change in deposits                               50,773             23,827
     Cash dividends                                   (1,729)            (1,631)
     Proceeds from issuance of common stock              568                125
     Purchases of treasury stock                        (402)            (1,123)
     Change in securities sold under
        agreements to repurchase                      (3,111)               190
     Proceeds from obligated mandatorily redeemable
        capital securities of subsidiary trust         8,500
     Proceeds from long-term borrowings                9,040             39,125
     Repayment of long-term borrowings               (10,317)            (8,882)
     Change in other short-term borrowings             1,720             (2,035)
                                                 ------------       ------------
          Net cash from financing activities          55,042             49,596
                                                 ------------       ------------

Change in cash and cash equivalents                    5,604             13,849
Cash and cash equivalents at beginning of year        26,288             14,569
                                                 ------------       ------------
Cash and cash equivalents at September 30,       $    31,892        $    28,418
                                                 ============       ============

Cash paid for interest                           $    16,851        $    18,894
Cash paid for income taxes                             2,270              1,912


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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp and its wholly owned subsidiaries The Ohio Valley Bank Company, Loan Central, Inc. and Ohio Valley Financial Services Agency, LLC., together referred to as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at September 30, 2002, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,459,337 and 3,456,661 for the three months ending September 30, 2002 and September 30, 2001, respectively. Weighted average shares outstanding were 3,459,768 and 3,467,768 for the nine months ending September 30, 2002 and September 30, 2001, respectively.

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

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002 and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identified intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentified intangible asset resulting from prior financial acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable asset has been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations. As of October 1, 2002, the Company reclassified $1,169 of unidentifiable intangible assets to goodwill.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                           Amortized      Unrealized     Unrealized       Fair
                             Cost           Gains          Losses        Values
September 30, 2002        ----------     -----------    ------------   ---------

Securities Available-for-Sale
-----------------------------
U.S. Government agency
   securities             $  54,785      $    2,105                    $ 56,890
Mortgage-backed securities    1,424              79                       1,503
Equity securities             4,945                                       4,945
                          ----------     -----------    ------------   ---------
     Total securities     $  61,154      $    2,184     $         0    $ 63,338
                          ==========     ===========    ============   =========

Securities Held-to-Maturity
---------------------------
Obligations of state and
   political subdivisions $  14,948      $    1,093     $       (13)   $ 16,028
Mortgage-backed securities      171                              (6)        165
                          ----------     -----------    ------------   ---------
     Total securities     $  15,119      $    1,093     $       (19)   $ 16,193
                          ==========     ===========    ============   =========

================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 2 - SECURITIES (continued)
                                            Gross          Gross       Estimated
                           Amortized      Unrealized     Unrealized       Fair
                             Cost           Gains          Losses        Values
December 31, 2001         ----------     -----------    ------------   ---------

Securities Available-for-Sale
-----------------------------
U.S. Treasury securities  $    1,990     $         3                    $ 1,993
U.S. Government agency
  securities                  51,494           1,578    $       (16)     53,056
Mortgage-backed securities     1,719              15                      1,734
Equity securities              4,776                                      4,776
                          -----------    ------------   ------------   ---------
    Total securities      $   59,979     $     1,596    $       (16)   $ 61,559
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
                          ===========    ============   ============   =========

The amortized cost and estimated fair value of debt securities at September 30, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                                     Estimated                        Estimated
                       Amortized       Fair            Amortized        Fair
                         Cost          Value             Cost           Value
                     ------------   -----------       -----------    -----------
Debt securities:
 Due in one year
   or less           $    14,384    $   14,522        $    1,814     $    1,835
Due in one to
  five years              40,401        42,368             4,559          4,865
Due in five to
  ten years                                                5,333          5,872
Due after ten years                                        3,242          3,456
Mortgage-backed sec.       1,424         1,503               171            165
                     ------------   -----------       -----------    -----------
Total debt
  securities         $    56,209    $   58,393        $   15,119     $   16,193
                     ============   ===========       ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method, however there were no sales of debt and equity securities during the first nine months of 2002 and 2001.

================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                          September 30,             December 31,
                                               2002                    2001
                                         ----------------       ----------------

Real estate loans                        $       229,763        $       226,212
Commercial and industrial loans                  203,357                173,154
Consumer loans                                   126,763                108,437
Other loans                                          683                    857
                                         ----------------       ----------------
                                         $       560,566        $       508,660
                                         ================       ================

At September 30, 2002 and December 31, 2001, loans on nonaccrual status were approximately $8,252 and $3,297, respectively. Loans past due more than 90 days and still accruing at September 30, 2002 and December 31, 2001 were $1,041 and $3,013, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30 is as follows:
                                               2002                    2001
                                        ----------------        ----------------

Balance - January 1,                    $         6,251         $         5,385
Loans charged off:
     Real estate                                    482                     268
     Commercial                                     929                     218
     Consumer                                     2,095                   1,473
                                      ------------------       -----------------
          Total loans charged off                 3,506                   1,959
Recoveries of loans:
     Real estate                                    110                      49
     Commercial                                     137                      17
     Consumer                                       495                     368
                                      ------------------       -----------------
          Total recoveries                          742                     434
                                      ------------------       -----------------

Net loan charge-offs                             (2,764)                 (1,525)

Provision charged to operations                   3,495                   2,165
                                      ------------------       -----------------
Balance - September 30,               $           6,982        $          6,025
                                      ==================       =================


================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

Information regarding impaired loans is as follows:

                                             September 30,          December 31,
                                                 2002                  2001
                                            --------------       ---------------

Balance of impaired loans                   $       3,028        $          960
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $       3,028        $          960
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         950        $          300
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       3,477        $        1,013
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended September 30, 2002 and September 30, 2001. All impaired loan balances were also included as part of the Company's nonperforming loans at September 30, 2002.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.16% of total loans were unsecured at September 30, 2002 as compared to 4.81% at December 31, 2001.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 2002, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $62,318 as compared to $64,312 at December 31, 2001.

================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 6 - OTHER BORROWED FUNDS

     Other borrowed funds at September 30, 2002 and December 31, 2001 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2002      $ 80,287             $ 5,512             $ 5,500           $ 91,299
2001      $ 81,564             $ 3,792             $ 5,500           $ 90,856

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $120,430 and $4,944 at September 30, 2002. Fixed rate FHLB advances mature through 2010 and have interest rates ranging from 3.87% to 6.62%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 2.15% to 5.25% and are due at various dates through a final maturity date of March 1, 2004.

At September 30, 2002, scheduled principal payments over the next five years are to be:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2002         $        2,964       $         2,123       $  5,500      $  10,587
2003                 13,932                 3,289                        17,221
2004                 17,487                   100                        17,587
2005                 17,114                                              17,114
2006                 14,606                                              14,606
Thereafter           14,184                                              14,184
            ----------------      ----------------      ----------    ----------
            $        80,287       $         5,512       $   5,500     $  91,299
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $31,885 at September 30, 2002 and $29,000 at December 31, 2001. Various investment securities from the Bank used to collateralize FRB notes totaled $6,015 at September 30, 2002 and $5,970 at December 31, 2001.

NOTE 7 - TRUST PREFERRED SECURITIES

     Obligated mandatorily redeemable capital securities of a subsidiary trust (Trust Preferred Securities) of $8,500 were issued on March 26, 2002, and have a current variable rate of 5.39%, that adjusts quarterly, and a mandatory redemption date of March 26, 2032. However, beginning March 26, 2007, the Company may, at its option, redeem all or a portion of these trust preferred securities. Total trust preferred securities were unsecured through September 30, 2002.

================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp at September 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2002, compared to the same periods in 2001. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. increased $60,181 or 9.5% during the first nine months to reach $695,180 at September 30, 2002. The factor contributing most to this growth in assets was loans which grew $51,906 or 10.2%. This strong growth in loans was funded primarily by deposits which increased $50,773 or 11.1% and the Company's newest trust preferred security issuance in the first quarter which totaled $8,500. A significant portion of the deposit growth occurred in NOW accounts and time deposits.

During the first nine months of 2002, loan growth was led by commercial loans expanding $30,203 or 17.4%. This growth came mostly from loan originations within the primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio which accounted for 65% of the total increase. In addition, approximately 22% of commercial loan originations came from the growing West Virginia market areas. For the same period, consumer loans increased $18,326 or 16.9%. Approximately 83% of this increase occurred within indirect loans, particularly automobiles, where management has been more aggressive in its pricing of these products. Furthermore, real estate mortgages grew $3,551 or 1.6%, with the largest portion of growth occurring within the West Virginia market areas of Mason and Cabell county.

During the first nine months of 2002, management has continued to emphasize improving asset quality through analysis of its loan portfolio in both the bank and finance company operations. This emphasis has prompted a $1,239 increase in net charge offs consisting primarily of installment and commercial nonperforming loans. However, the Company's nonperforming loans increased to $9,216 at September 30, 2002 compared to $7,036 at September 30, 2001 and $6,310 at year end 2001. This increase in nonperforming loans was the result of a single commercial line which is in process of collection. The commercial line represented .79% of total loans, increasing the Company's nonperforming loans as a percentage to total loans figure to 1.64% for the quarter ending September 30, 2002 compared to 1.42% at September 30, 2001 and 1.24% at year end 2001. The allowance for loan losses was 1.25% of total loans at September 30, 2002, which included a specific allocation of $450 for the commercial line mentioned above.

The 1.25% allowance for loan losses for September 30, 2002 compares to 1.21% at September 30, 2001 and 1.23% at year end 2001. Management has increased the ratio of allowance to total loans based on an increase in nonperforming loans and the continued uncertainty of economic conditions. While management is comfortable that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio, management is prepared to increase the allowance should economic conditions dictate.

Total deposit growth during the first nine months of 2002 was primarily in time deposits which increased $33,489 or 12.6%. This growth was partially driven by increases in the Company's brokered certificates of deposit which totaled $7,186 through the first nine months of 2002. To accompany time deposit growth, the Company also had strong growth in savings and interest-bearing demand deposits which increased $17,581 or 13.3%. This growth, primarily in the Company's public fund NOW and Gold Club accounts, is related to the changing interest rate environment which has influenced customers to maintain their funds in more short-term, highly liquid products such as the Bank's NOW transaction account. In addition, non-interest bearing demand deposits have declined $297 or .5% during the same period. Management has utilized the total deposit growth to help fund the growth in loans and to reduce securities sold under agreements to repurchase.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are up slightly by $443 or .5% from December 31, 2001, as management has shifted its focus back to funding loan growth through its traditional retail sources of funds in certificates of deposit since the cost of these retail sources has declined significantly. The decrease in other borrowed funds occurred primarily in overnight borrowings. Additionally, securities sold under agreements to repurchase are down $3,111 from December 31, 2001. Furthermore, on March 26, 2002, the Company completed an $8,500 issuance of trust preferred securities. The proceeds from this issuance were used to enhance the Company's risk-based capital adequacy levels as well as support the growth of additional earning assets, particularly the strong growth in loans.

Total shareholders' equity at September 30, 2002 of $49,149 was up by $2,849 as compared to the balance of $46,300 on December 31, 2001. Contributing most to this increase was year-to-date income of $4,014 plus proceeds of $568 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $1,729, or $.50 per share year-to-date. While cash dividends represented 43.1% of year-to-date income, dividends net of proceeds from the dividend reinvestment plan represented 28.9% of year-to-date income. Management has continued to utilize the Company's stock repurchase program to meet the demand for DRIP shares as well as other corporate purposes. Year-to-date stock repurchases totaled $402; year-to-date dividend reinvestment plan contributions totaled $846.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,410 for the third quarter and $4,014 for the first nine months of 2002, up by 15.6% and 15.3% compared to $1,220 and $3,482 for the same periods in 2001. Comparing year-to-date September 30, 2002 to September 30, 2001, return on assets increased from .80% to .81% and return on equity increased from 10.35% to 11.33%. Third quarter earnings per share was $.41 per share, up 17.1% over last year's $.35 per share. During the first nine months of 2002, earnings per share was $1.16 per share, up 16.0% from last year's $1.00 per share. The primary contributor to the gain in net income was strong net interest income growth which exceeded the third quarter and year-to-date of last year by $745 and $2,859.

The third quarter and year-to-date increases to net interest income of 12.2% and 16.8% were primarily due to the declines in total interest expense of $785 or 12.9% and $2,793 or 15.1% versus relatively no change in total interest income due to strong loan growth. Earning assets, driven by loans, increased $58,362 from December 31, 2001 and represented 93.9% of total assets as compared to 93.6% at year end 2001. The declines in interest expense were largely impacted by a 125 basis point decline in the Bank's average funding costs due to the current interest rate environment. As a result, the Company's net interest margin improved to 4.36% for the first nine months of 2002 from 4.28% the prior year. For additional discussion on the Company's rate sensitivity assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 15.

The increases in net interest income for the third quarter and year-to-date periods of 2002 were partially offset by increases to provision expense of $449 and $1,330 for the same periods as compared to 2001. The increases to provision expense were in large part from the significant increases in net charge-offs recognized for the same periods which, as discussed earlier, are necessary to assist management in enhancing asset quality and lowering credit risk associated with the Company's loan portfolio. The increases in net interest income after provision for the third quarter and year-to-date periods of 2002 were partially offset by increases in net noninterest expense of $21 or .6% and $755 or 7.5% for the same periods as compared to 2001. Total noninterest income increased $152 or 11.9% for the third quarter and $368 or 9.8% for the first nine months in 2002 as compared to the same periods in 2001. Contributing most to this gain were earnings from bank owned life insurance contracts, service charge income due to growth in transaction account volume and loan service fees. Total noninterest expense increased $173 or 3.8% and $1,123 or 8.1% for the third quarter and year-to-date periods of 2002 as compared to the same periods in 2001. Contributing most to this third quarter and year-to-date increase were salaries and employee benefits, the Company's largest noninterest expense, which increased $262 or 10.6% and $628 or 8.5%. These increases were related to annual merit increases on employee evaluations, incentive-based compensation and the rising cost of medical insurance. Further impacting the year-to-date results was the second quarter charge off of fraudulent checks with the impact, net of recoveries, being $389 on other noninterest expense. Management continues to actively seek recoveries related to this charge off. The remaining noninterest expense categories have increased minimally from 2001.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                         Company Ratios               Regulatory
                             September 30, 2002   December 31, 2001     Minimum
                             ------------------   -----------------   ----------

Tier 1 risk-based capital           10.6%                 9.5%            4.00%
Total risk-based capital ratio      11.8%                10.7%            8.00%
Leverage ratio                       8.8%                 7.9%            4.00%

Cash dividends paid of $1,729 for the first nine months of 2002 represents a 6.0% increase over the cash dividends paid during the same period in 2001. The increase in cash dividends paid is largely due to the increase in the dividend rate paid per share. At September 30, 2002, approximately 73% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management has continued to utilize reinvested dividends and voluntary cash to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $98,539 represented 14.2% of total assets at September 30, 2002. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2002, the Bank could borrow an additional $47 million from the Federal Home Loan Bank. The Company experienced an increase of $5,604 in cash and cash equivalents for the nine months ended September 30, 2002. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

OHIO VALLEY BANC CORP.
MATURITY ANALYSIS

(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosure About Market Risk


As of September 30, 2002                                   Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2002      2003      2004      2005      2006     after    Total    09/30/02
Rate-Sensitive Assets:
Fixed interest rate loans             $  3,647  $ 10,527  $ 12,309  $ 19,603  $ 24,779  $285,583  $356,448  $361,132
Average interest rate                   10.60%    10.41%    10.68%     9.75%     8.76%     7.86%     8.23%

Variable interest rate loans          $ 21,960  $ 28,375  $  3,188  $  4,316  $  6,037  $140,242  $204,118  $205,562
Average interest rate                    6.84%     5.86%     5.99%     6.31%     6.52%     6.66%     6.54%

Fixed interest rate securities        $  5,249  $ 13,132  $ 17,372  $ 22,906  $    500  $ 17,114  $ 76,273  $ 79,531
Average interest rate                    5.34%     4.64%     5.29%     5.00%     5.63%     6.22%     5.31%

Federal funds sold                    $ 12,300                                                    $ 12,300  $ 12,300
Average interest rate                    1.65%                                                       1.65%

Other interest-bearing assets         $  1,495                                                    $  1,495  $  1,495
Average interest rate                    1.13%                                                       1.13%

Total Rate-Sensitive Assets           $ 44,651  $52,034   $ 32,869  $ 46,825  $ 31,316  $442,939  $650,634  $660,020
Average interest rate                    5.35%    6.47%      7.38%     7.11%     8.28%     7.42%     7.22%

Rate-Sensitive Liabilities:
Noninterest-bearing checking          $  7,676  $  6,632  $  5,730  $  4,950  $  4,277  $ 27,173  $ 56,438  $ 56,438

Savings & Interest-bearing checking   $ 23,760  $ 19,931  $ 16,731  $ 14,054  $ 11,814  $ 63,724  $150,014  $150,014
Average interest rate                    1.90%     1.91%     1.92%     1.93%     1.94%     2.00%     1.95%

Time deposits                         $ 52,338  $139,598  $ 57,802  $ 30,675  $ 10,448  $  9,321  $300,182  $305,388
Average interest rate                    3.73%     3.92%     4.12%     4.36%     4.87%     5.21%     4.24%

Fixed interest rate borrowings        $  4,986  $ 17,222  $ 17,587  $ 17,214  $ 14,606  $ 19,184  $ 90,799  $ 95,587
Average interest rate                    4.48%     5.16%     4.96%     4.92%     5.22%     6.89%     5.48%

Variable interest rate borrowings     $ 40,163                                                    $ 40,163  $ 40,163
Average interest rate                    2.26%                                                       2.26%

Total Rate-Sensitive Liabilities      $128,923  $183,383  $ 97,850  $ 66,893  $ 41,145  $119,402  $637,596  $647,590
Average interest rate                    2.74%     3.68%     3.65%     3.67%     3.65%     2.58%     3.38%

As of December 31, 2001                                 Principal Amount Maturing in:
                                                                                          There-           Fair Value
                                         2002      2003      2004      2005      2006     after    Total    12/31/01
Total Rate-Sensitive Assets          $ 97,688  $ 17,119  $ 31,670  $ 40,920  $ 30,418  $370,285  $588,100  $595,178
Average interest rate                    5.70     9.20%     8.82%     8.59%     8.26%     7.74%     7.59%

Total Rate-Sensitive Liabilities     $241,620  $102,787  $ 58,432  $ 40,300  $ 33,796  $104,056  $580,991  $586,897
Average interest rate                    4.13%     4.17%     3.69%     3.57%     3.53%     2.46%     3.72%


                                                          (Continued)
                                                              15

                              MATURITY ANALYSIS

================================================================================

Item 3. Quantitative and Qualitative Disclosure About Market Risk (continued)

Based on the rate sensitivity analysis, the Company is liability sensitive, which would benefit the Company in a declining rate environment. Based on low interest rates, management has taken steps to guard against rising interest rates. Management has been offering fixed rate mortgage loans to be sold on the secondary market. Historically, the Company originated all mortgage loans to be held in its own portfolio. Furthermore, management has extended the average maturity of its funding sources by offering longer term certificates of deposit and borrowing wholesale funds for longer time periods. The result of the above strategies that were implemented starting last year is less exposure to interest rate risk.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Ohio Valley Banc Corp.'s management, including our Chief Executive Officer and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Ohio Valley Banc Corp. in reports that it files or submits under the Exchange Acts is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Treasurer have concluded that there were no significant changes in Ohio Valley Banc Corp.'s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2 - Changes in Securities
------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
B. The Company filed a report on Form 8-K dated July 11, 2002 related to the issuance of a news release announcing its earnings for the second quarter and year-to-date periods ending June 30, 2002.

                                        OHIO VALLEY BANC CORP
                                        ---------------------

Date     November 14, 2002              /s/ Jeffrey E. Smith
         -----------------              ---------------------
                                        Jeffrey E. Smith
                                        President and Chief Executive Officer

Date     November 14, 2002              /s/ Larry E. Miller, II
         -----------------              ------------------------
                                        Larry E. Miller, II
                                        Senior Vice President and Treasurer

================================================================================

Certifications of Principal Executive Officer and Principal Financial Officer
                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Jeffrey E. Smith, certify that:

1)   I  have reviewed this  quarterly  report on  Form 10-Q  of Ohio Valley Banc
     Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Signature and Title: /s/ Jeffrey E. Smith        Date: November 14, 2002
                     --------------------              -----------------
                     Jeffrey E. Smith
                     President and CEO

Certifications of Principal Executive Officer and Principal Financial Officer
                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Larry E. Miller, II, certify that:

1)   I  have reviewed this  quarterly  report on  Form 10-Q  of Ohio Valley Banc
     Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Signature and Title: /s/ Larry E. Miller, II        Date: November 14, 2002
                     -----------------------              -----------------
                     Larry E. Miller, II
                     Senior VP and Treasurer

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

     In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Smith, President and Chief Executive Officer of the Company, certify, pursuant to Title 18, United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1924; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date   November 14, 2002                   /s/ Jeffrey E. Smith
      -------------------                  -----------------------
                                           Jeffrey E. Smith
                                           President and Chief Executive Officer


     In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry E. Miller, II, Senior Vice President and Treasurer of the Company, certify, pursuant to Title 18, United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1924; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date   November 14, 2002                   /s/ Larry E. Miller, II
      -------------------                  ------------------------
                                           Larry E. Miller, II
                                           Senior Vice President and Treasurer