Form 10-K
period 2002-12-31
OHIO VALLEY BANC CORP
filed 2003-03-31
CIK 894671

VIA EDGAR

March 31, 2003

U.S. Securities and Exchange Commission
450 Fifth Street, N.W. Judiciary Plaza
Washington, D.C. 20549-0114

     Re:  Ohio Valley Banc Corp
          Annual Report on Form 10-K

To the Commission:

     In accordance  with the Securities  Exchange Act of 1934, as amended,  I am
enclosing  herewith,  on behalf of Ohio Valley Banc Corp   (the  "Registrant") a
copy of the Annual Report on Form 10-K for December 31, 2002.

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

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2002

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
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 446-2631

        Securities registered pursuant to Section 12 (b) of the Act: None
         Securities registered pursuant to Section 12 (g) of the Act:

                        Common Shares, Without Par Value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__ No _____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes __X__ No _____

The aggregate market value of the common shares of the Registrant held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common shares as of June 30, 2002 was $77,207,904.

The number of common shares of the registrant outstanding as of February 28, 2003: 3,473,767 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 2002 Annual Report to Shareholders of Ohio Valley Banc Corp (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 2003 are incorporated by reference into Part III, Items 10, 11, 12 and 13.

Exhibit Index begins on page 26.

                             Ohio Valley Banc Corp
                                    Form l0-K
                                December 31, 2002

     Contents of Form 10-K

PART I
     Item 1       Business                                                    3
     Item 2       Properties                                                 16
     Item 3       Legal Proceedings                                          17
     Item 4       Submission of Matters to a Vote of Security Holders        17

PART II
     Item 5       Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       19
     Item 6       Selected Financial Data                                    19
     Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       19
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                                20
     Item 8       Financial Statements and Supplementary Data                20
     Item 9       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       20

PART III
     Item 10      Directors and Executive Officers of the Registrant         20
     Item 11      Executive Compensation                                     20
     Item 12      Security Ownership of Certain Beneficial Owners and
                   Management                                                21
     Item 13      Certain Relationships and Related Transactions             21
     Item 14      Controls and Procedures                                    21

PART IV
     Item 15      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  21

SIGNATURES                                                                   23

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                     24

CERTIFICATION OF CHIEF FINANCIAL OFFICER                                     25

EXHIBIT INDEX                                                                26

                                     PART I

ITEM 1 - BUSINESS

                         General Description of Business

Ohio Valley Banc Corp ("Ohio Valley"), a financial holding company, was incorporated under the laws of the State of Ohio on January 8, 1992. Ohio Valley is registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by The Ohio Valley Bank Company, Ohio Valley's wholly-owned subsidiary (the "Bank"). The Bank is engaged in commercial and retail banking. The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631. Ohio Valley's common shares are listed on the NASDAQ Stock Market under the symbol "OVBC".

The Bank was organized on September 24, 1872, under the laws governing private banking in Ohio. The Bank was incorporated in accordance with the general corporation laws governing savings and loan associations of the State of Ohio on January 8, 1901. The Articles of Incorporation of the Bank were amended on January 25, 1935, for the purpose of authorizing the Bank to transact a commercial savings bank and safe deposit business and again on January 26, 1950, for the purpose of adding special plan banking. The Bank was approved for trust powers in 1980 with trust services first being offered in 1981. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Ohio Valley's wholly-owned subsidiary, Loan Central, Inc. (Loan Central), was formed on February 1, 1996. Loan Central is engaged in consumer finance. Loan Central was incorporated under the Ohio laws governing finance companies.

Ohio Valley's wholly owned subsidiary, Ohio Valley Financial Services Agency, LLC. ("Ohio Valley Financial Services"), was formed on January 10, 2000 as a joint venture with an insurance agency. Ohio Valley Financial Services is engaged in selling life insurance. On September 30, 2002, Ohio Valley assumed a 100% ownership interest of Ohio Valley Financial Services. Ohio Valley Financial Services was approved under the guidelines of the State of Ohio Department of Insurance.

Ohio Valley's wholly owned subsidiaries, Ohio Valley Statutory Trust I and II, were formed in 2001 and 2002, respectively, as special purpose subsidiaries used in the issuance of obligated mandatorily redeemable capital securities of subsidiary trusts ("Trust Preferred Securities"). Ohio Valley's trust preferred securities were used to provide additional capital to the Bank to support growth as well as to fund Ohio Valley's ongoing stock repurchase program.

Ohio Valley has a minority equity interest in two insurance companies. The first company, ProFinance Holdings Corporation, was formed on October 5, 2000 and is engaged primarily in property and casualty insurance. The second company, BSG Title Services, was formed on February 28, 2001 and is engaged primarily in title services related to real estate, commercial and consumer loan customers. Both investments were approved under the guidelines of the State of Ohio Department of Insurance.

Reference is hereby made to Item 1 (E), "Statistical Disclosure" and Item 8 of this Form 10-K for financial information pertaining to Ohio Valley's business through its subsidiaries as required by Item 101 of Regulation S-K.

                Description of Ohio Valley Banc Corp.'s Business

Ohio Valley's business is incident to its 100% ownership of the outstanding equity of the Bank, Loan Central and Ohio Valley Financial Services. The Bank is a full-service financial institution offering a blend of commercial, consumer and agricultural banking services. Loans of all types and checking, savings and time deposits are offered, along with such services as safe deposit boxes, issuance of travelers' checks and administration of trusts. In addition to originating loans, the Bank invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law. Loan Central, a consumer finance company, offers smaller balance consumer loans to individuals with higher credit risk history.

Consolidated revenues from loans accounted for 82.29%, 82.18% and 82.50% of total consolidated revenues in 2002, 2001 and 2000, respectively. Revenues from interest and dividends on securities accounted for 7.16%, 8.09% and 9.63% of total consolidated revenues in 2002, 2001 and 2000, respectively. The Bank presently has seventeen offices, all of which offer automatic teller machines ("ATM's"). Seven of these offices also offer drive-up services. The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2002.

The banking business is highly competitive. The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are generating a growing market presence. Loan Central's market presence further strengthens Ohio Valley's ability to compete in the Gallia, Jackson and Pike Counties by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in the Ohio counties of Lawrence and Scioto which are outside the Bank's primary market area. Additionally, Ohio Valley Financial Services sells life insurance which further strengthens the blend of services available to Ohio Valley's consumer base. The principal factors of competition for Ohio Valley's banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The business of Ohio Valley and its subsidiaries is not seasonal, nor is it dependent upon a single or small group of customers.

The Bank deals with a wide cross-section of individuals, businesses and corporations which are located primarily in southeastern Ohio and western West Virginia. Few loans are made to borrowers outside this area. Lending decisions are made in accordance with written loan policies designed to maintain loan quality. The Bank originates commercial loans, residential real estate loans, home equity lines of credit, installment loans and credit card loans. The Bank believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Commercial lending entails significant risks in its exposure to higher average dollars per loan as compared with other types of lending - i.e., single-family residential mortgage lending, installment lending and credit card loans. The payment experience on commercial loans is typically dependent on adequate cash flows to service both interest and principal due. Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.

The Bank and Loan Central make installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia. Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the Bank and Loan Central to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel. The Bank and Loan Central make credit life insurance and health and accident insurance available to all qualified borrowers thus reducing their risk of loss when a borrower's income is terminated or interrupted. The Bank and Loan Central review their respective consumer loan portfolios monthly to charge off loans which do not meet that subsidiary's standards. Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.

The market area for real estate lending by the Bank is also located in southeastern Ohio and portions of western West Virginia. The Bank generally requires the amount of a residential real estate loan be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one year adjustable to thirty year fixed rate mortgages. In the fourth quarter of 2002, the Bank began selling a large portion of its new real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing. Secondary market sales of these real estate loans, which have fixed rates with fifteen to thirty year terms, will assist in minimizing the Bank's exposure to interest rate risk. Real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney's opinion of title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as loss payee. Home equity lines of credit are generally made as second mortgages by the Bank. The home equity lines of credit are written with ten year terms but are reviewed annually. A variable interest rate is generally charged on the home equity lines of credit.

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

With the advent of the Gramm-Leach-Bliley Act, Ohio Valley began to expand its business beyond banking services. In October 2000, Ohio Valley combined resources with five unaffiliated financial holding companies, a private equity firm and a group of insurance executives to purchase ProFinance Holdings Corporation, a property and casualty insurance underwriter and reinsurance company. Ohio Valley also formed Ohio Valley Financial Services, a life insurance company, which opened for business on January 2, 2001. Ohio Valley
Financial Services initially operated as a joint venture with an existing insurance agency (The Wiseman Agency, Inc.) located in Jackson, Ohio. However, The Wiseman Agency, Inc. exited the venture in September 2002, leaving Ohio Valley with 100% equity ownership of the insurance company. Furthermore, Ohio Valley participated as an investor with two other banks to acquire BSG Title Services, a title insurance agency which opened for business on March 2, 2001. BSG Title Services offers title insurance to real estate, commercial and consumer loan customers.

                           Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Ohio Valley and the Bank. The summary is qualified in its entirety by reference to such statutes and regulations.

Ohio Valley is subject to regulation under the BHC Act and to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). On October 31, 2002, the Federal Reserve Board approved Regulation W which comprehensively implements
Section 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

Generally, Sections 23A and 23B and Regulation W: (1) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital), (2) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to 20% of that bank's capital stock and surplus, and (3) require that all such transactions be on terms substantially the same, or at least as favorable to the bank subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation W will become effective on April 1, 2003 and upon its effective date, all existing Federal Reserve Board interpretations of Sections 23A and 23B will be rescinded.

A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

In November of 1999, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act, was enacted, amending the BHC Act and modernizing the laws governing the financial services industry. The Gramm-Leach-Bliley Act authorized the creation of financial holding companies, a new type of bank holding company with powers exceeding those of traditional bank holding companies. Ohio Valley became a financial holding company during 2000. In order to become a financial holding company, a bank holding company and all of its depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Investment Act rating of at least satisfactory.

Financial holding companies may engage in a wide variety of financial activities including any activity that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve Board determines complementary to a financial activity and which does not pose a substantial safety and soundness risk. These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities. Because it has authority to engage in a broad array of financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve Board, such as the Securities and Exchange Commission (the "SEC") and state insurance regulators. The Gramm-Leach-Bliley Act directs the Federal Reserve Board to rely to the maximum extent possible on examinations and reports prepared by functional regulators. The Federal Reserve Board is also prohibited from applying any capital standard directly to any functionally regulated subsidiary that is already in compliance with the capital requirements of its functional regulator.

The Gramm-Leach-Bliley Act provides that if a subsidiary bank of a financial holding company fails to be both well capitalized and well managed, the financial holding company must enter into a written agreement with the Federal Reserve Board within 45 days to comply with all applicable capital and management requirements. Until the Federal Reserve Board determines that the bank is again well capitalized and well managed, the Federal Reserve Board may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve Board finds to be appropriate or consistent with federal banking laws. If the financial holding company does not correct the capital or management deficiencies within 180 days, the financial holding company may be required to divest ownership or control of all banks, including state-chartered non-member banks and other well capitalized institutions owned by the financial holding company. If an insured bank subsidiary fails to maintain a satisfactory rating under the Community Reinvestment Act, the financial holding company may not engage in activities permitted only to financial holding companies until such time as the bank receives a satisfactory rating.

The Gramm-Leach-Bliley Act also closes the unitary thrift loophole which permits commercial companies to own and operate thrifts, reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding and protects banks from discriminatory state insurance regulation. The Gramm-Leach-Bliley Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General of the United States. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of many of these requirements remains to be determined.

The Sarbanes-Oxley Act addresses, among other matters: audit committees; corporate responsibility of financial reports; a requirement that chief executive and chief financial officers forfeit certain bonuses and profits if their companies issue an accounting restatement as a result of misconduct; a prohibition on insider trading during pension fund black out periods; disclosure of off-balance sheet transactions; conditions for the use of non-GAAP financial information; a prohibition on personal loans to directors and executive officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.

In response to the Sarbanes-Oxley Act, Ohio Valley adopted a series of procedures to improve its already strong corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee to evaluate and monitor the continued effectiveness of the design and operation of Ohio Valley's disclosure controls for financial reporting. This committee consists of key members of Ohio Valley's management, including the Chief Executive Officer and the Treasurer. See Item 14 "Controls and Procedures" for Ohio Valley's evaluation of its disclosure controls and procedures.

As an Ohio state-chartered bank, the Bank is supervised and regulated by the Ohio Division of Financial Institutions. The Bank's deposits are insured up to applicable limits by the FDIC and are subject to the applicable provisions of the Federal Deposit Insurance Act. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below. Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance. Ohio Valley's insurance company investments, ProFinance Holdings Corporation, Ohio Valley Financial Services and BSG Title Services are all supervised and regulated by the State of Ohio Department of Insurance.

Various requirements and restrictions under the laws of the United States and the State of Ohio and the State of West Virginia affect the operations of the Bank including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Since June 1997, pursuant to federal legislation, the Bank has been authorized to branch across state lines, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be considered adequately capitalized is 8%. At least 4.0 percentage points is to be comprised of common shareholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 Capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member banks, such as the Bank, are subject to similar capital requirements adopted by the FDIC. Ohio Valley and the Bank currently satisfy all applicable capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

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

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects Ohio Valley to serve as a source of strength to the Bank, which may require it to retain capital for further investments in the Bank, rather than for dividends for shareholders of Ohio Valley. The Bank may not pay dividends to Ohio Valley if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year's net profits and retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank. These provisions could have the effect of limiting Ohio Valley's ability to pay dividends on its outstanding common shares.

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

Because BIF was fully funded, BIF assessments for healthy commercial banks was $0 per year during 2002. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF (the "FICO Assessment"). As a result of such cost sharing, the FICO Assessments for healthy banks during 2003 will be $0.020 per $100 in deposits. Based upon their level of deposits at December 31, 2002, the projected FICO Assessment for the Bank would be $83,546 for 2003.

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

                                Other Information

Management anticipates no material effect upon the capital expenditures, earnings and competitive position of Ohio Valley or its subsidiaries, by reason of any laws regulating or protecting the environment. Ohio Valley believes that the nature of the operations of the subsidiaries has little, if any, environmental impact. Ohio Valley, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the foreseeable future.

The Bank and Loan Central may be required to make capital expenditures related to properties which they may acquire through foreclosure proceedings in the future. However, the amount of such capital expenditures, if any, is not currently determinable.

Neither Ohio Valley nor its subsidiaries have any material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on
research   activities  and  no  employees  are  engaged  full-time  in  research activities.

As of December 31, 2002, Ohio Valley and its subsidiaries employed 252 full-time equivalent employees. Management considers its relationship with its employees to be good.

               Access to SEC Filings through Ohio Valley's Website

Interested readers can access Ohio Valley's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through Ohio Valley's Internet website at www.ovbc.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the information contained on Ohio Valley's website into this Annual Report on Form 10-K). These reports can be accessed free of charge from Ohio Valley's website as soon as reasonably practicable after Ohio Valley electronically files such materials with, or furnishes them to, the SEC.

 Financial Information About Foreign and Domestic Operations and Export Sales

Ohio Valley's subsidiaries do not have any offices located in a foreign country and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosures in Ohio Valley's 2002 Annual Report to Shareholders which are hereby incorporated herein by reference.

                             Ohio Valley Banc Corp.
                             Statistical Information

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 2002, 2001 and 2000 is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income", within "Management's Discussion and Analysis of Operations" located on page 25 of Ohio Valley's 2002 Annual Report to Shareholders.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2002, 2001 and 2000 is incorporated herein by reference to the information appearing under the caption "Table II -
Rate Volume Analysis of Changes in Interest Income & Expense", within "Management's Discussion and Analysis of Operations" located on page 27 of Ohio Valley's 2002 Annual Report to Shareholders. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

     Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.

Changes not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate.

                             Ohio Valley Banc Corp.
                             Statistical Information

II.        SECURITIES

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)                2002      2001      2000
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Treasury securities ..........            $  1,993  $  2,508
       U.S. Government agency securities..  $ 66,838    53,056    50,796
       Mortgage-backed securities.........     3,425     1,734     2,048
       Marketable equity securities.......     5,001     4,776     4,467
                                            --------- --------- ---------
        Total securities available-for-sale $ 75,264  $ 61,559  $ 59,819
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states of the U.S.
         and political subdivisions.......  $ 13,821  $ 13,765    15,503
       Mortgage-backed securities.........       169       208       264
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 13,990  $ 13,973  $ 15,767
                                            ========= ========= =========

B. Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities", within "Management's Discussion and Analysis of Operations" located on page 28 of Ohio Valley's 2002 Annual Report to Shareholders.

C.  Excluding   obligations  of  the  U.S.   Treasury  and  other  agencies  and
corporations of the U.S. Government, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(dollars in thousands)          2002      2001      2000      1999      1998
                                ----      ----      ----      ----      ----

    Real estate loans        $224,212  $226,212  $209,724  $201,625  $163,650
    Commercial loans          205,508   173,154   139,826   119,585    96,116
    Consumer loans            128,662   108,437    98,013    88,942    85,664
    All other loans             1,179       857       740     1,006     1,700
                             --------  --------  --------  --------  --------
                             $559,561  $508,660  $448,303  $411,158  $347,130
                             ========  ========  ========  ========  ========

                             Ohio Valley Banc Corp.
                             Statistical Information

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VII - Maturity and Repricing Data of Loans", within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2002 Annual Report to Shareholders.

C. 1. Risk Elements - Gross interest income that would have been recorded on loans that were troubled debt restructurings, nonaccrual or past due 90 days is estimated to be $400,000 for fiscal year ending December 31, 2002. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Summary of Nonperforming and Past Due Loans", within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2002 Annual Report to Shareholders.

   2. Potential Problem Loans - At December 31, 2002, there are approximately $500,000 of loans, which are not included in "Table VI - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2002 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

   3. Foreign Outstandings - There were no foreign outstandings at December 31, 2002, 2001 or 2000.

   4. Loan Concentrations - As of December 31,2002, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above. Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within Note A of the Notes to the Consolidated Financial Statements of Ohio Valley's 2002 Annual Report to Shareholders incorporated herein by reference.

   5. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2002, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

                             Ohio Valley Banc Corp.
                             Statistical Information

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

    (dollars in thousands)        2002      2001      2000      1999      1998
                                  ----      ----      ----      ----      ----

Balance, beginning of year      $6,251    $5,385    $5,055    $4,277    $3,390

Loans charged-off:
    Real estate                    636       659        92        41       110
    Commercial                   2,272       620        61       454       130
    Consumer                     2,656     1,903     1,642     1,298     1,433
                              --------  --------  --------  --------   -------
   Total loans charged-off       5,564     3,182     1,795     1,793     1,673

Recoveries of loans:
    Real estate                    119        69         4        13        40
    Commercial                     158        17         0        23        47
    Consumer                       635       459       231       232       178
                              --------   -------  --------  --------   -------
   Total recoveries of loans       912       545       235       268       265

Net loan charge-offs            (4,652)   (2,637)   (1,560)   (1,525)   (1,408)
Provision charged to operations  5,470     3,503     1,890     2,303     2,295
                              --------   -------  --------  --------   -------
Balance, end of year            $7,069    $6,251    $5,385    $5,055    $4,277
                              ========   =======  ========  ========   =======
Ratio of Net Charge-offs to
Average Loans outstanding         .86%      .56%      .36%      .40%      .46%
                              ========   =======  ========  ========   =======
Ratio of Allowance for Loan
Losses to Non-Performing Assets 83.16%    94.73%    80.70%    75.52%   137.17%
                              ========   =======  ========  ========   =======

Discussion on factors which influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption "Loans" within "Management's Discussion and Analysis of Operations" located on page 27 of Ohio Valley's 2002 Annual Report to Shareholders.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Allocation of the Allowance for Loan Losses", within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2002 Annual Report to Shareholders.

V. DEPOSITS

A. Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income", within "Management's Discussion and Analysis of Operations" located on page 25 of Ohio Valley's 2002 Annual Report to Shareholders.

                             Ohio Valley Banc Corp.
                             Statistical Information

C.&E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2002, 2001, or 2000.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2002:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
             (dollars in thousands)    or less   6 months   12 months  12 months
                                       -------   --------   ---------  ---------

Certificates of deposit of
$100,000 or greater ................. $ 18,832   $ 8,133    $ 17,424   $ 39,548
Other time deposits of
$100,000 or greater .................    1,606     1,591         826      3,391
                                      --------   -------    --------   --------
Total time deposits of
$100,000 or greater ................. $ 20,438   $ 9,724    $ 18,250   $ 42,939
                                      ========   =======    ========   ========

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table IX - Key Ratios" within "Management's Discussion and Analysis of Operations" located on page 31 of Ohio Valley's 2002 Annual Report to Shareholders.

VII. SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

         (dollars in thousands)                    2002      2001      2000
                                                   ----      ----      ----

    Balance outstanding at period-end .......... $ 33,052  $ 29,274  $ 18,345
                                                 --------  --------  --------
    Weighted average interest rate at period-end    1.08%     1.90%     5.28%
                                                 --------  --------  --------
    Average amount outstanding during year ..... $ 23,090  $ 19,893  $ 17,606
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year .........................    1.56%     3.15%     4.88%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end ............................... $ 33,052  $ 29,274  $ 22,690
                                                 --------  --------  --------

                           Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Ohio Valley with the SEC, in press releases, and in oral and written statements made by or with the approval of Ohio Valley which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Ohio Valley or its management or its board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including: (i) changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; (ii) competitive pressures; (iii) fluctuations in interest rates; (iv) the level of defaults and prepayment on loans made by the Company;
(v) unanticipated litigation, claims, or assessments; (vi) fluctuations in the cost of obtaining funds to make loans; and (vii) regulatory changes.

There is also the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them are unsuccessful.

Forward-looking statements speak only as of the date on which they are made and Ohio Valley undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Ohio Valley or any person acting on our behalf are qualified by the cautionary statements in this selection.

ITEM 2 - PROPERTIES

Ohio Valley owns no material physical properties except through the Bank. The Bank conducts its operations from its main office building at 420 Third Avenue, in Gallipolis, Ohio 45631. The main office building and six of the sixteen branch facilities are owned by the Bank. A summary of these owned properties are as follows:

         1) Mini-Bank Office             437 Fourth Avenue, Gallipolis, OH
         2) Jackson Pike Office          3035 State Route 160, Gallipolis, OH
         3) Rio Grande Office            416 West College Avenue, Rio Grande, OH
         4) Jackson Office               738 East Main Street, Jackson, OH
         5) Waverly Office               507 W. Emmitt Avenue, Waverly, OH
         6) Milton Office                280 East Main Street, Milton, WV

The Bank leases ten of its sixteen branch facilities. A summary of these leased properties are as follows:

         1) Columbus Office             3700 South High Street, Columbus, OH
         2) Point Pleasant Office       328 Viand Street, Point Pleasant, WV
         3) SuperBank-Gallipolis Office 236 Second Avenue, Gallipolis, OH
         4) SuperBank-Pomeroy Office    700 West Main Street, Pomeroy, OH
         5) Wal-Mart Gallipolis Office  2145 Eastern Avenue, Gallipolis, OH
         6) Wal-Mart Cross Lanes Office 100 Nitro Marketplace, Cross Lanes, WV
         7) Wal-Mart Southridge Office  2700 Mountaineer Blvd., S Charleston, WV
         8) Wal-Mart Huntington Office  5170 US Rt. 60 East, Huntington, WV
         9) Wal-Mart South Point Office US Rt. 52, South Point, OH
        10) SuperBank-Jackson Office    530 East Main Street, Jackson, OH

The Bank also owns nine ATM's that are not included in its existing branch facilities listed above. A summary of these ATM's are as follows:

         1) Exxon ATM                    Intersection of Rt. 25&Rt. 62, Poca, WV
         2) Proctorville Kroger ATM      6306 State Route 7, Proctorville, OH
         3) Sunoco Food Mart ATM         3175 Route 60 East, Huntington, WV
         4) Clark's Pump & Stop ATM      Fraziers Bottom, WV
         5) One Stop Exxon ATM           501 8th Street, Huntington, WV
         6) Buckeye Foodland ATM         State Route 160, Bidwell, OH
         7) Holzer Medical Center ATM    100 Jackson Pike, Gallipolis, OH
         8) Pleasant Valley Hospital ATM 2520 Valley Drive, Point Pleasant, WV
         9) Pomeroy Save-a-Lot ATM       700 West Main Street, Pomeroy, OH

In addition, the Bank owns a facility at 143 Third Avenue, Gallipolis, Ohio used for additional office space. The Bank also owns a facility at 441 Second Avenue, Gallipolis, Ohio, which it leases to Caldwell Miller Financial Group, Inc.

Loan Central leases four of its five facilities used as consumer finance offices. A summary of these leased properties are as follows:

         1) Gallipolis Office            2145-E Eastern Avenue, Gallipolis, Ohio
         2) South Point Office           348 County Road 410, South Point, Ohio
         3) Jackson Office               323 East Broadway, Jackson, Ohio
         4) Waverly Office               505 West Emmitt Avenue, Waverly, Ohio

Loan Central owns its Wheelersburg office facility located at 326 Center Street, Wheelersburg, Ohio. Loan Central leases a portion of its Wheelersburg facility to a local video rental store.

Ohio Valley Financial Services conducts business in the Loan Central Jackson facility.

The Bank, Loan Central and Ohio Valley Financial Services' leased facilities are all subject to commercially standard leasing arrangements.

Management considers these properties to be satisfactory for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings against Ohio Valley or any of its subsidiaries, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of 2002 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information regarding Ohio Valley's executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in Ohio Valley's 2003 Proxy Statement. In addition to James L. Dailey, Chairman, and Jeffrey E. Smith, President and Chief Executive Officer, who are included in Ohio Valley's 2003 Proxy Statement under the caption "Election of Directors" on page 4, the executive officers of Ohio Valley are as follows:

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Sue Ann Bostic, 61         Vice President  of Ohio Valley beginning 1996, Senior
                           Vice President, Administrative Group of the Bank beginning 1996.

Cherie A. Barr, 36         Vice   President  of  Ohio  Valley   beginning  1998,
                           President of Loan Central beginning 2000, President and Secretary of Loan Central from 1999 to 2000,
                           Senior Vice President and Secretary of Loan Central from 1998 to 1999, Secretary of Loan Central from
                           1997 to 1998.

Katrinka V. Hart, 44       Vice President of Ohio Valley  beginning 1995, Senior
                           Vice  President,   Retail  Bank  Group  of  the  Bank
                           beginning 1995.

Mario P. Liberatore, 57    Vice  President of Ohio Valley beginning 1997, Senior
                           Vice President, West Virginia Bank Group of the Bank beginning 1997.

E. Richard Mahan, 57       Senior Vice  President  and  Secretary of Ohio Valley
                           beginning   2000,   Executive   Vice   President  and
                           Secretary  of the Bank  beginning  2000,  Senior Vice
                           President   of   Ohio  Valley   from  1999  to  2000,
                           Executive  Vice  President  of the Bank  from 1999 to
                           2000, Vice  President  of Ohio  Valley  from  1995 to
                           1998, Senior Vice President, Commercial Bank Group of the Bank from 1995 to 1998.

Larry E. Miller, II, 38    Senior Vice President  and  Treasurer of Ohio  Valley
                           beginning   2000,   Executive   Vice   President  and
                           Treasurer  of the Bank  beginning  2000,  Senior Vice
                           President  of   Ohio   Valley   from  1999  to  2000,
                           Executive  Vice  President  of the Bank  from 1999 to
                           2000,  Vice President  of  Ohio  Valley  from 1995 to
                           1998, Senior Vice President, Financial Bank Group of the Bank from 1995 to 1998.

Harold A. Howe, 53         Vice   President  of   Ohio   Valley  beginning 1998,
                           President of Jackson Savings Bank from 1994 to 2000.

David L. Shaffer, 44       Vice   President   of  Ohio   Valley  beginning 2000,
                           Senior Vice  President,  Commercial Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Commercial
                           Lending   of  the  Bank  from  1999  to  2000,   Vice
                           President,  Retail  Lending  of the Bank from 1994 to
                           1999.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Sandra L. Edwards, 55      Vice  President  of  Ohio   Valley   beginning  2000,
                           Senior Vice  President,  Financial  Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Management
                           Information  Systems  of the Bank  from 1999 to 2000,
                           Assistant Vice President, Operations Center Manager of the Bank from 1993 to 1999.

Scott W. Shockey, 33       Assistant  Treasurer  of  Ohio Valley beginning 2001,
                           Vice  President  and Chief  Financial  Officer of the
                           Bank  beginning  2001,  Assistant  Vice President and
                           Comptroller of the Bank from 1999 to 2001,  Assistant
                           Cashier and Regulatory Reporting Manager of the Bank from 1995 to 1999.

Cindy H. Johnston, 42      Assistant  Secretary  of Ohio  Valley beginning 1995,
                           Assistant Secretary of the Bank beginning 1995,

Paula W. Salisbury, 44     Assistant  Secretary of  Ohio  Valley beginning 1995,
                           Assistant Secretary of the Bank beginning 1995

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required under this item is located under the captions "Summary of Common Stock Data" located on page 23 in Ohio Valley's 2002 Annual Report to Shareholders, "Capital Resources" within "Management's Discussion and Analysis of Operations" located on page 29 of Ohio Valley's 2002 Annual Report to Shareholders and Note P within the Notes to the Consolidated Financial Statements - "Regulatory Matters" located on page 17 of Ohio Valley's 2002 Annual Report to Shareholders. All such information is incorporated herein by reference.

Ohio Valley was not involved in any sale of unregistered securities during its 2002 fiscal year.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this item is incorporated by reference to the information appearing under the caption "Selected Financial Data" located on page 1 of Ohio Valley's 2002 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this item is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Operations" located on pages 24-33 of Ohio Valley's 2002 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

The information required under this item is included in Table VIII - "Expected Maturity Analysis" and the caption "Liquidity and Interest Rate Sensitivity" found within "Management's Discussion and Analysis of Operations" located on pages 24-33 of Ohio Valley's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to pages 2-20 of Ohio Valley`s 2002 Annual Report to Shareholders. The "Report of Independent Auditors" and the supplementary "Consolidated Quarterly Financial Information (unaudited)" located on pages 22 and 21, respectively, of Ohio Valley's 2002 Annual Report to Shareholders are also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity for the
  years ended December 31, 2002, 2001 and 2000
Consolidated  Statements of  Cash Flows for the years ended December 31, 2002,
  2001 and 2000
Notes to the Consolidated Financial Statements
Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ohio Valley has not changed accountants during the two year period ending December 31, 2002, nor has it had disagreements with its accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on April 9, 2003 (the "2003 Proxy
Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" located on pages 4-6 and pages 3-4, respectively, of the 2003 Proxy Statement. In addition, certain information concerning executive officers of Ohio Valley is set forth in the portion of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the information appearing under the captions "Remuneration of Executive Officers," "Summary of Compensation Table" and "Compensation of Directors" located on pages 6-9 of the 2003 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

The information required under this item is incorporated herein by reference to the information appearing under the captions "Voting Securities and Principal Holders Thereof" and "Principal Shareholders of the Company" located on pages 1-3 of the 2003 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the information appearing under the caption "Other Transactions with Management" on page 12 of the 2003 Proxy Statement.

ITEM 14 - CONTROLS AND PROCEDURES

The management of Ohio Valley is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of Ohio Valley's disclosure controls and procedures. Based on this evaluation, management concluded that Ohio Valley's disclosure controls and procedures as of December 31, 2002 were effective in ensuring that material information, including its subsidiaries, is made known to them, particularly during the period for which Ohio Valley's periodic reports are being prepared.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. As of December 31, 2002, management believes that its system of internal control over financial reporting met those criteria. Furthermore, management has concluded that there were no significant changes in Ohio Valley's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to December 31, 2002.

                                    PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K

A. (1) Financial Statements

The following  consolidated financial statements of the Registrant appear in the
2002  Annual  Report  to   Shareholders,   Exhibit  13,  and  are   specifically
incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000
Notes to the Consolidated Financial Statements
Report of Independent Auditors

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index which is found on page 26 of this Form 10-K.


B. Reports on Form 8-K

Ohio Valley's current report on Form 8-K filed with the SEC on October 11, 2002 (SEC File No. 0-20914) was related to the issuance of a press release announcing its earnings for the third quarter and year-to-date periods ending September 30, 2002. This 8-K filing is being incorporated into this Form 10-K by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                          OHIO VALLEY BANC CORP.

Date: March    31   , 2003                        By   /s/James L. Dailey
            --------                                   -------------------------
                                                       James L. Dailey, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31 , 2003 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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

/s/Robert H. Eastman                    Director
-----------------------------
Robert H. Eastman

/s/Merrill L. Evans                     Director
-----------------------------
Merrill L. Evans

/s/Steven B. Chapman                    Director
-----------------------------
Steven B. Chapman

/s/Thomas E. Wiseman                    Director
-----------------------------
Thomas E. Wiseman

I, Jeffrey E. Smith, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Ohio Valley Banc Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Ohio Valley as of, and for, the periods presented in this annual report;

4.  Ohio  Valley's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Ohio Valley and have:

a) designed such disclosure controls and procedures to ensure that material information relating to Ohio Valley, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Ohio Valley's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Ohio Valley's other certifying officers and I have disclosed, based on our most recent evaluation, to Ohio Valley's auditors and the audit committee of Ohio Valley's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Ohio Valley's ability to record, process, summarize and report financial data and have identified for Ohio Valley's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Ohio Valley's internal controls; and

6. Ohio Valley's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March    31   , 2003                By /s/ Jeffrey E. Smith
            --------                         -----------------------------------
                                             Jeffrey E. Smith, President and CEO

I, Larry E. Miller, II, Senior Vice President and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of Ohio Valley Banc Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Ohio Valley as of, and for, the periods presented in this annual report;

4.  Ohio  Valley's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Ohio Valley and have:

a) designed such disclosure controls and procedures to ensure that material information relating to Ohio Valley, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Ohio Valley's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Ohio Valley's other certifying officers and I have disclosed, based on our most recent evaluation, to Ohio Valley's auditors and the audit committee of Ohio Valley's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Ohio Valley's ability to record, process, summarize and report financial data and have identified for Ohio Valley's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Ohio Valley's internal controls; and

6. Ohio Valley's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March    31   , 2003          By /s/ Larry E. Miller, II
            --------                   -----------------------------------------
                                       Larry E. Miller, II, Sr. VP and Treasurer

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

   Exhibit Number                           Exhibit Description

         3(a)                 Amended Articles of Incorporation  of Ohio Valley.
                              Incorporated herein by reference to Exhibit 3(a)to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 1997 (SEC File No. 0-20914).

         3(b) Code of Regulations of Ohio Valley. Incorporated herein by reference to Exhibit 3(b) to Ohio Valley's current report on Form 8-K (SEC File No. 0-20914) filed November 6, 1992.

         4 Agreement to furnish instruments and agreements defining rights of holders of long-term debt. Filed herewith.

        10.1 Split Dollar Agreement, dated November 11, 1996, between Jeffrey E. Smith and The Ohio Valley Bank Company. Filed herewith.

        10.2 Schedule A to Exhibit 10.1 identifying other identical Split Dollar Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp. Filed herewith.

        10.3 Director Retirement Plan, dated October 10, 2002, between Brent A. Saunders and The Ohio Valley Bank Company. Filed herewith.

        10.4 Schedule A to Exhibit 10.3 identifying other identical director retirement plans between The Ohio Valley Bank Company and executive officers who are directors of Ohio Valley Banc Corp. Filed herewith.

        10.5 Salary Continuation Plan, dated January 2, 1997, between Jeffrey E. Smith and The Ohio Valley Bank Company. Filed herewith.

        10.6 Schedule A to Exhibit 10.5 identifying other identical salary continuation plans between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp. Filed herewith.

        10.7 Deferred Compensation Plan, dated November 11, 2002, between Barney A. Molnar and The Ohio Valley Bank Company. Filed herewith.

        10.8 Schedule A to Exhibit 10.7 identifying other identical deferred compensation plans between The Ohio Valley Bank Company and executive officers or directors of Ohio Valley Banc Corp. Filed herewith.

        11 Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

        13 Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2002 filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

        21                    Subsidiaries of Ohio Valley. Filed herewith.

        23 Consent of Independent Accountant - Crowe, Chizek and Company LLP. Filed herewith.

        99 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.