Form 10-Q
period 2003-03-31
OHIO VALLEY BANC CORP
filed 2003-05-15
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                                 MARCH 31, 2003


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                   X Yes
                                                                     No

The number of common shares of the Registrant outstanding as of April 30, 2003 was 3,473,767

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

================================================================================


                         Part I - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



Consolidated Balance Sheets.....................................              1

Consolidated Statements of Income...............................              2

Condensed Consolidated Statements of Changes in
   Shareholders' Equity.........................................              3

Condensed Consolidated Statements of Cash Flows.................              4

Notes to the Consolidated Financial Statements..................              5


Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......             10

Item 3 - Quantitative and Qualitative Disclosure About
            Market Risk.........................................             14

Item 4 - Controls and Procedures................................             15

                           Part II - Other Information

Other Information and Signatures................................             15

Certifications..................................................             16

Exhibit Index - 99.1 Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002..........................             18

                             OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                     March 31,      December 31,
                                                       2003             2002
                                                   ------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    15,588      $    18,826
Federal funds sold                                      13,325            4,625
                                                   ------------     ------------
     Total cash and cash equivalent                     28,913           23,451
Interest-bearing balances with banks                     1,487            1,505
Securities available-for-sale                           68,552           75,264
Securities held-to-maturity (estimated fair
  value:  2003 - $14,727 , 2002 - $14,834)              13,938           13,990
Total loans                                            558,139          559,561
  Less:  Allowance for loan losses                      (7,070)          (7,069)
                                                   ------------     ------------
     Net loans                                         551,069          552,492
Premises and equipment, net                              8,270            8,247
Accrued income receivable                                3,291            3,144
Goodwill                                                 1,267            1,267
Bank owned life insurance                               12,819           12,673
Other assets                                             5,227            4,323
                                                   ------------     ------------
          Total assets                             $   694,833      $   696,356
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    58,133      $    58,997
Interest-bearing deposits                              453,810          438,407
                                                   ------------     ------------
     Total deposits                                    511,943          497,404
Securities sold under agreements to repurchase          21,238           33,052
Other borrowed funds                                    89,769           95,435
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                    13,500           13,500
Accrued liabilities                                      7,059            6,590
                                                    -----------     ------------
          Total liabilities                            643,509          645,981
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
    shares authorized; 2003 - 3,630,882 shares
    issued, 2002 - 3,620,335 shares issued)              3,631            3,620
Additional paid-in capital                              30,315           30,092
Retained earnings                                       20,210           19,339
Accumulated other comprehensive income                   1,283            1,439
Treasury stock at cost (2003 and
  2002 - 157,115 shares)                                (4,115)          (4,115)
                                                    -----------     ------------
          Total shareholders' equity                    51,324           50,375
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  694,833      $   696,356
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                                     Three months ended
                                                           March 31,
                                                  2003                  2002
                                             -------------         -------------
Interest and dividend income:
     Loans, including fees                   $     10,687          $     10,647
     Securities:
        Taxable                                       686                   657
        Tax exempt                                    174                   176
     Dividends                                         49                    53
     Other Interest                                    16                    76
                                             -------------         -------------
                                                   11,612                11,609

Interest expense:
     Deposits                                       3,316                 3,900
     Securities sold under agreements
        to repurchase                                  53                    84
     Other borrowed funds                           1,088                 1,113
     Obligated mandatorily redeemable capital
         securities of subsidiary trust               239                   139
                                             -------------         -------------
                                                    4,696                 5,236
                                             -------------         -------------

Net interest income                                 6,916                 6,373
Provision for loan losses                           1,385                 1,142
                                             -------------         -------------
Net interest income after provision
    for loan losses                                 5,531                 5,231

Noninterest income:
     Service charges on deposit accounts              697                   694
     Trust fees                                        52                    54
     Income from bank owned insurance                 172                   171
     Net gain on sale of loans                        196                     8
     Other                                            329                   353
                                             -------------         -------------
                                                    1,446                 1,280

Noninterest expense:
     Salaries and employee benefits                 2,797                 2,619
     Occupancy                                        332                   311
     Furniture and equipment                          237                   263
     Data processing                                  160                   147
     Other                                          1,398                 1,433
                                             -------------         -------------
                                                    4,924                 4,773
                                             -------------         -------------

Income before income taxes                          2,053                 1,738
Provision for income taxes                            593                   486
                                             -------------         -------------

NET INCOME                                   $      1,460          $      1,252
                                             =============         =============

Earnings per share (basic and diluted)       $       0.42          $       0.36
                                             =============         =============

================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================

                                                       Three months ended
                                                             March 31,
                                                       2003             2002
                                                   ------------     ------------

Balance at beginning of period                     $    50,375      $    46,300

Comprehensive income:
   Net income                                            1,460            1,252
   Net change in unrealized gain on available-
     for-sale securities                                  (156)            (314)
                                                   ------------     ------------
        Total comprehensive income                       1,304              938

Proceeds from issuance of common
   stock through dividend reinvestment
   plan                                                    234              331

Cash dividends                                            (589)            (554)

                                                   ------------     ------------

Balance at end of period                           $    51,324      $    47,015
                                                   ============     ============

Cash dividends per share                           $      0.17      $      0.16
                                                   ============     ============
Shares from common stock issued
    through dividend reinvestment plan                  10,547           13,706
                                                   ============     ============



================================================================================

               See notes to the consolidated financial statements.

                           OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                    Three months ended March 31,
                                                     2003               2002
                                                 ------------       ------------

Net cash provided by operating activities        $     2,450        $     2,486

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 14,753             10,272
     Purchases of securities available-
        for-sale                                      (8,261)            (3,211)
     Proceeds from maturities of
        securities held-to-maturity                       38                261
     Purchases of securities held-to-maturity                              (602)
     Change in interest-bearing deposits
        in other banks                                    18               (527)
     Net change in loans                                  38            (10,032)
     Purchases of premises and equipment                (278)               (34)
                                                 ------------       ------------
          Net cash from (used) in investing
              activities                               6,308             (3,873)

Financing activities
     Change in deposits                               14,539             24,134
     Cash dividends                                     (589)              (554)
     Proceeds from issuance of common stock              234                331
     Change in securities sold under
        agreements to repurchase                     (11,814)           (12,864)
     Proceeds from obligated mandatorily
        redeemable capital securities of
        subsidiary trust                                                  8,244
     Proceeds from long-term borrowings                3,390                 40
     Repayment of long-term borrowings                (6,141)            (1,808)
     Change in other short-term borrowings            (2,915)            (1,950)
                                                 ------------       ------------
          Net cash from financing activities          (3,296)             15,573
                                                 ------------       ------------

Change in cash and cash equivalents                    5,462             14,186
Cash and cash equivalents at beginning of period      23,451             26,288
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    28,913        $    40,474
                                                 ============       ============

SUPPLEMENTAL DISCLOSURE
-----------------------
Cash paid for interest                           $     5,639        $     6,245
Cash paid for income taxes                               170                325
Non-cash tranfers from loans to other real
    estate owned                                         368                 21


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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp and its wholly-owned subsidiaries, The Ohio Valley Bank Company, Loan Central, Inc., Ohio Valley Financial Services Agency, LLC. and Ohio Valley Statutory Trusts I and II, together referred to as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at March 31, 2003, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The accounting and reporting policies followed by the Company conform to US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to realized.

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

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,469,079 and 3,459,235 for the three months ending March 31, 2003 and March 31, 2002, respectively.

The majority of the Company's income is derived from commercial and retail lending activities. Management considers the Company to operate in one segment, banking.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on loans is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

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

================================================================================

                                   (Continued)
                                       6

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

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                                          Unrealized     Unrealized       Fair
                                            Gains          Losses        Values
Securities Available-for-Sale            -----------    ------------   ---------

March 31, 2003
--------------
U.S. Government agency
   securities                            $    1,873                   $  52,091
Mortgage-backed securities                       82     $       (10)     11,411
Marketable equity securities                                              5,050
                                         -----------    ------------   ---------
     Total securities                    $    1,955     $       (10)   $ 68,552
                                         ===========    ============   =========
December 31, 2002
-----------------
U.S. Government agency
   securities                            $    2,099                   $  66,838
Mortgage-backed securities                       81     $        (6)      3,425
Marketable equity securities                                              5,001
                                         -----------    ------------   ---------
     Total securities                    $    2,180     $        (6)   $ 75,264
                                         ===========    ============   =========

                                            Gross          Gross       Estimated
                             Amortized    Unrealized     Unrealized       Fair
                               Cost         Gains          Losses        Values
Securities Held-to-Maturity  ---------    -----------   ------------   ---------

March 31, 2003
--------------
Obligations of state and
   political subdivisions    $  13,787    $      828    $       (34)   $ 14,581
Mortgage-backed securities         151                           (5)        146
                             ---------    -----------   ------------   ---------
     Total securities        $  13,938    $      828    $       (39)   $ 14,727
                             ==========   ===========   ============   =========
December 31, 2002
-----------------
Obligations of state and
   political subdivisions    $  13,821    $      881    $       (31)   $ 14,671
Mortgage-backed securities         169                           (6)        163
                             ---------    -----------   ------------   ---------
     Total securities        $  13,990    $      881    $       (37)   $ 14,834
                             ==========   ===========   ============   =========

The amortized cost and estimated fair value of debt securities at March 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                             Estimated                                Estimated
                               Fair                    Amortized        Fair
                               Value                     Cost           Value
                            -----------               -----------    -----------
Debt securities:
 Due in one year
   or less                  $    8,944                $    1,814     $    1,855
Due in one to
  five years                    43,147                     3,731          3,982
Due in five to
  ten years                                                5,885          6,349
Due after ten years                                        2,357          2,395
Mortgage-backed sec.            11,411                       151            146
                            -----------               -----------    -----------
Total debt
  securities                $   63,502                $   13,938     $   14,727
                            ===========               ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first three months of 2003 and 2002.

================================================================================

                                   (Continued)

NOTE 3 - LOANS & ALLOWANCE FOR LOAN LOSSES

Total loans as presented on the balance sheet are comprised of the following classifications:
                                               March 31,            December 31,
                                                 2003                   2002
                                         ----------------       ----------------

Real estate loans                        $       214,350        $       224,212
Commercial and industrial loans                  214,319                205,508
Consumer loans                                   128,384                128,662
Other loans                                        1,086                  1,179
                                         ----------------       ----------------
                                         $       558,139        $       559,561
                                         ================       ================

At March 31, 2003 and December 31, 2002, loans on nonaccrual status were approximately $5,985 and $6,569, respectively. Loans past due more than 90 days and still accruing at March 31, 2003 and December 31, 2002 were $3,521 and $1,491, respectively.

A summary of activity in the allowance for loan losses for the three months ended March 31 is as follows:
                                              2003                    2002
                                        ----------------        ----------------

Balance - January 1,                    $         7,069         $         6,251
Loans charged off:
     Real estate                                     92                     211
     Commercial                                   1,212                     431
     Consumer                                       556                     753
                                        ----------------        ----------------
          Total loans charged off                 1,860                   1,395
Recoveries of loans:
     Real estate                                      7                     101
     Commercial                                     276                     132
     Consumer                                       193                     146
                                        ----------------        ----------------
          Total recoveries                          476                     379
                                        ----------------        ----------------

Net loan charge-offs                             (1,384)                 (1,016)

Provision charged to operations                   1,385                   1,142
                                        ----------------        ----------------
Balance - March 31,                     $         7,070         $         6,377
                                        ================        ================


Information regarding impaired loans is as follows:
                                                March 31,         December 31,
                                                 2003                 2002
                                            --------------       ---------------

Balance of impaired loans                   $       7,027        $        4,780
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $       7,027        $        4,780
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         920        $          500
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       7,586        $        5,308
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended March 31, 2003 and March 31, 2002.

================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.25% of total loans were unsecured at March 31, 2003 as compared to 4.16% at December 31, 2002.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 2003, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $48,090 as compared to $55,150 at December 31, 2002.

NOTE 5 - OTHER BORROWED FUNDS

     Other borrowed funds at March 31, 2003 and December 31, 2002 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2003      $ 81,839             $ 6,595             $ 1,335           $ 89,769
2002      $ 84,590             $ 5,345             $ 5,500           $ 95,435

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $122,759 and $5,050 at March 31, 2003. Fixed rate FHLB advances mature through 2010 and have interest rates ranging from 3.28% to 6.62%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 2.00% to 5.25% and are due at various dates through a final maturity date of September 30, 2005.

At March 31, 2003, scheduled principal payments through December 31 over the next five years are to be:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2003         $        9,409       $         4,589       $  1,335      $  15,333
2004                 17,488                 1,906                        19,394
2005                 17,115                   100                        17,215
2006                 17,607                                              17,607
2007                  4,060                                               4,060
Thereafter           16,160                                              16,160
            ----------------      ----------------      ----------    ----------
            $        81,839       $         6,595       $   1,335     $  89,769
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $27,450 at March 31, 2003 and $30,425 at December 31, 2002. Various investment securities from the Bank used to collateralize FRB notes totaled $6,010 at March 31, 2003 and December 31, 2002.


================================================================================

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp at March 31, 2003, compared to December 31, 2002, and the consolidated results of operations for the quarterly period ending March 31, 2003, compared to the same period in 2002. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. decreased $1,523 or .2% during the first three months of 2003 to finish at $694,833. The decrease in assets was primarily due to a decrease in investment securities of $6,764 and a decline in loans of $1,422. This decline in loans and investment securities assets produced an increase in the Company's cash and cash equivalents, primarily in federal funds sold which are up $8,700 from year-end 2002. The Company's total deposits increased $14,359 which were offset by a decrease in securities sold under agreements to repurchase ("repurchase agreements") of $11,184 and other borrowed funds of $5,666.

During the first three months of 2003, loan decreases were impacted by real estate mortgages which declined by $9,862 or 4.4%. The Bank's emphasis on selling a large portion of its new real estate loan originations to the Federal Home Loan Loan Mortgage Corporation ("Freddie Mac") was the primary contributor to the decline in new real estate loan volume. Secondary market sales of these real estate loan originations, which have fixed rates with fifteen and thirty year terms, have helped minimize the Bank's exposure to interest rate risk. As a result, the Bank realized an 11% decline in its fifteen and thirty year fixed rate real estate loans. Additionally, consumer loans declined by $278 or .2%. Partially offsetting these decreases was an increase in the Company's commercial loans of $8,811 or 4.3%. This growth came mostly from loan originations within the primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio which accounted for 68% of the total increase. In addition, approximately 21% of commercial loan originations came from the growing West Virginia market areas.

During the first three months of 2003, investment securities declined $6,764 or 7.6% led by a decline in U.S. government agency securities of $14,747 or 22.1% offset partially by an increase in mortgage-backed securities of $7,968. The Company's demand for U.S. government agency securities has primarily been to satisfy pledging requirements for repurchase agreements. In the first quarter 2003, the Bank's repurchase agreements declined 36%, lowering the need to secure these balances with agency security investments. The increase in mortgage-backed securities is anticipated to enhance the Company's investment portfolio with a higher rate of return and a quicker repayment of principal as compared to U.S. government agency securities.

During the first three months of 2003, the Company experienced a $368 increase in net charge offs consisting primarily of commercial nonperforming loans. Nonperforming loans increased to $9,506 at March 31, 2003 compared to $8,060 at December 31, 2002 and $5,507 at March 31, 2002. This increase in nonperforming loans consisted primarily of two commercial lines which total 2/3 of the nonperforming balance. The first line, which represents .37 percent of total loans outstanding, was disclosed in the third quarter of 2002. The second line represents .24 percent of total loans outstanding at March 31, 2003. These commercial lines, representing .61% of total loans, increased the Company's nonperforming loans as a percentage of total loans to 1.70% for the first quarter of 2003 compared to 1.44% at December 31, 2002 and 1.06% at March 31, 2002. The allowance for loan losses was 1.27% of total loans at March 31, 2003 and is compared to 1.26% at December 31, 2002 and 1.23% at March 31, 2002. Management has increased the ratio of allowance to total loans based on an increase in nonperforming loans and the continued uncertainty of economic conditions. Management feels that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Total deposit growth during the first three months of 2003 was primarily in savings and interest-bearing demand deposits which increased $11,641 or 7.8%. While the Company's Gold Club account continues to impact this area of deposit growth, the largest portion of this increase was related to the collection of real estate taxes by local municipalities who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from tax collections are short-term in nature and also had an impact on the increase in federal funds which represent overnight investments. Furthermore, time deposits increased $3,762 or 1.3%. This growth was partially driven by increases in the Company's brokered CD issues which totaled $2,019 during the first three months of 2003. Management continues to utilize these deposit sources to supplement deposit growth when necessary to lengthen maturities while protecting against rising interest rates. In addition, non-interest bearing demand deposits have declined $864 or 1.5% during the same period.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $5,666 from December 31, 2002. The need to fund interest-earning asset growth, particularly loans, has declined in the first quarter of 2003 contributing to this 5.9% decrease in other borrowings. Additionally, repurchase agreements are down $11,814 or 35.7% from December 31, 2002. This decline was mostly related to the normal fluctuations of a single account in the first quarter of 2003.

Total shareholders' equity at March 31, 2003 of $51,324 was up by $949 as compared to the balance of $50,375 on December 31, 2002. Contributing most to this increase was year-to-date income of $1,460 plus proceeds of $234 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $589, or $.17 per share year-to-date. While cash dividends represented 40.3% of year-to-date income, dividends net of proceeds from the dividend reinvestment plan represented 24.3% of year-to-date income.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,460 for the first quarter of 2003, up $208 or 16.6% compared to $1,252 for the first quarter of 2002. Comparing March 31, 2003 to March 31, 2002, the annualized quarter-to-date return on assets increased from .80% to .86% and return on equity increased from 10.86% to 11.67%. First quarter earnings per share was $.42 per share, up 16.7% over last year's $.36 per share. The primary contributors to the first quarter gain in net income was net interest income growth of $543 or 8.5% partially offset by a $243 or 21.3% increase in provision expense.

The 8.5% first quarter increase to net interest income was primarily due to the decline in total interest expense of $540 or 10.3% versus relatively no change in total interest income due to strong growth in average earning assets, driven by loans, which were up $52,745 from the first quarter of 2002. The decline in interest expense was largely impacted by a 66 basis point decrease in the Bank's average funding costs due to the low interest rate environment which helped to minimize the drop in net interest margin to only two basis points. The Company's net interest margin lowered to 4.36% in the first quarter of 2003 from 4.38% in the first quarter of 2002. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 14.

The increase in net interest income for the first quarter of 2003 was partially offset by an increase to provision expense of $243 as compared to the same period in 2002. The increase to provision expense was in large part from the 36% increase in nonperforming loans recognized in the first quarter of 2003 compared to the same period in 2002. The increase in net interest income after provision for the first quarter of 2003 was enhanced by a decrease in net noninterest expense of $15 or .4% for the same period as compared to 2002. Total noninterest income increased $166 or 13.0% for the first quarter of 2003 as compared to the same period in 2002. Driving this gain in the first quarter was the Bank's secondary market sales of new real estate loan originations which generated an additional $188 in noninterest revenue. The additional growth in noninterest revenue related to overdraft fees, service charge income and loan service fees was completely offset by a decrease in loan insurance commission revenue due to state mandated reductions in insurance premiums and less opportunities to sell insurance relative to the decrease in the real estate and consumer loan portfolios. Total noninterest expense increased $151 or 3.2% for the first quarter of 2003 as compared to the same period in 2002. Contributing most to this first quarter increase was salaries and employee benefits, the Company's largest noninterest expense, which increased $178 or 6.8%. This increase was related to the rising cost of medical insurance and annual merit increases. The remaining noninterest expense categories were collectively down from 2002.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                      Company Ratios              Regulatory
                              March 31, 2003  December 31, 2002     Minimum
                              --------------  -----------------   -----------

Tier 1 risk-based capital           11.3%            11.0%            4.00%
Total risk-based capital ratio      12.5%            12.2%            8.00%
Leverage ratio                       9.0%             9.2%            4.00%

Cash dividends paid of $589 for the first three months of 2003 represents a 6.3% increase over the cash dividends paid during the same period in 2002. The increase in cash dividends paid is largely due to the increase in retained earnings which allowed the Company to increase the dividend rate paid per share.

At March 31, 2003, approximately 76% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $100,766 represented 14.5% of total assets at March 31, 2003. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2003, the Bank could borrow an additional $45 million from the Federal Home Loan Bank. The Company experienced an increase of $5,462 in cash and cash equivalents for the three months ended March 31, 2003. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

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

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

================================================================================

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

The Company evaluates IRR through the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The modeling process starts with a base case simulation, which assumes a flat interest rate scenario. The base case scenario is compared to rising and falling interest rate scenarios assuming a parallel shift in all interest rates. Comparisons of net interest income fluctuations from the flat rate scenario illustrate the risks associated with the projected balance sheet structure.

The Company's ALCO monitors and manages IRR within Board approved policy limits. The current IRR policy limits anticipated changes in net interest income over a 12 month horizon to plus or minus 10% of the base net interest income assuming a parallel rate shock of up 100, 200 and 300 basis points and down 100 basis points. Based on the current interest rate environment, management did not test interest rates down 200 and 300 basis points.

The following table presents the Company's estimated net interest income sensitivity:

                                     March 31, 2003           December 31, 2002
Change in Interest Rates          Percentage Change in      Percentage Change in
     in Basis Points               Net Interest Income       Net Interest Income
------------------------          --------------------      --------------------
         +300                             .80%                     (1.75%)
         +200                            (.03%)                    (1.52%)
         +100                            (.35%)                     (.92%)
         -100                            1.97%                      2.56%

The Company is well within the policy guidelines established by the Board. The Company's balance sheet is considered liability sensitive but since a portion of our variable rate commercial loans are at their interest rate floor, net interest income actually improves in a declining rate environment. Due to historically low interest rates, management has been moving closer to being asset sensitive by implementing various strategies. Management has been targeting variable rate commercial loans while selling long-term, fixed-rate residential mortgages upon origination. Furthermore, management has secured longer-term funding by pricing the Company's certificates of deposits to attract longer maturities and by extending the maturity structure of wholesale funds such as Federal Home Loan Bank advances. As compared to December 31, 2002, the Company has reduced its exposure to net interest income fluctuations due to interest rate changes.

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

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------
B. The Company filed a report on Form 8-K dated January 15, 2003 related to the issuance of a news release announcing its earnings for the fourth quarter and year-to-date periods ending December 31, 2002.

    The Company filed a report on Form 8-K dated January 22, 2003 related to the approval of a resolution that authorizes the repurchase of up to 175,000 shares or approximately 5% of the Company's outstanding common shares from time to time in open market or privately negotiated purchases. This stock repurchase program will continue through February 15, 2004.

                                     OHIO VALLEY BANC CORP.
                                     -------------------------------------------


Date    May 15, 2003                 /s/ Jeffrey E. Smith
      -------------------            -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    May 15, 2003                 /s/ Larry E. Miller, II
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





Signature and Title: /s/ Jeffrey E. Smith        Date: May 15, 2003
                     --------------------              ------------
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





Signature and Title: /s/ Larry E. Miller, II        Date: May 15, 2003
                     -----------------------              ------------
                     Larry E. Miller, II
                     Senior VP and Treasurer

                                  EXHIBIT 99.1

             CERTIFICATION PURSUANT TO TITLE 18, UNITED STATES CODE,
             SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE
                          SARBANES - OXLEY ACT OF 2002


  In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Corporation") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jeffrey E. Smith, President and Chief Executive Officer of the Corporation, and Larry E. Miller, II, Senior Vice President and Treasurer (Chief Financial Officer) of the Corporation, each certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


* /s/ Jeffrey E. Smith                               * /s/ Larry E. Miller, II
----------------------                               -------------------------
Jeffrey E. Smith,                                     Larry E. Miller, II
President and Chief Executive Officer                 Senior Vice President and
                                                      Treasurer (Chief Financial
                                                      Officer)

Dated:  May 15, 2003                                  Dated:  May 15,  2003






* A signed original of this written statement required by Section 906 has been provided to Ohio Valley Banc Corp. and will be retained by Ohio Valley Banc Corp. and furnished to the Securities and Exchange Commission or its staff upon request.