Form 10-Q
period 2003-06-30
OHIO VALLEY BANC CORP
filed 2003-08-14
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                                  JUNE 30, 2003


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

The number of common shares of the Registrant outstanding as of July 31, 2003 was 3,480,480

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

================================================================================


                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:



Consolidated Balance Sheets.....................................              1

Consolidated Statements of Income...............................              2

Condensed Consolidated Statements of Changes in
   Shareholders' Equity.........................................              3

Condensed Consolidated Statements of Cash Flows.................              4

Notes to the Consolidated Financial Statements..................              5


Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......             11

Item 3 - Quantitative and Qualitative Disclosure About
            Market Risk.........................................             16

Item 4 - Controls and Procedures ...............................             17

                           Part II - Other Information

Other Information and Signatures................................             17

Exhibit Index:
            31.1 Certification of Principal Executive Officer (Section
                 302 Certification) ............................             18

            31.2 Certification of Principal Financial Officer (Section
                 302 Certification) ............................             19

            32   Certification of Periodic Financial Report (Section
                 906 Certification) ............................             20

                              OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================


                                                     June 30,       December 31,
                                                       2003             2002
                                                   ------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    17,082      $    18,826
Federal funds sold                                       9,600            4,625
                                                   ------------     ------------
     Total cash and cash equivalent                     26,682           23,451
Interest-bearing balances with banks                     1,542            1,505
Securities available-for-sale                           74,469           75,264
Securities held-to-maturity (estimated fair
  value:  2003 - $15,572 , 2002 - $14,834)              14,495           13,990
Total loans                                            555,069          559,561
  Less:  Allowance for loan losses                      (7,341)          (7,069)
                                                   ------------     ------------
     Net loans                                         547,728          552,492
Premises and equipment, net                              8,587            8,247
Accrued income receivable                                3,049            3,144
Goodwill                                                 1,267            1,267
Bank owned life insurance                               12,966           12,673
Other assets                                             7,861            4,323
                                                   ------------     ------------
          Total assets                             $   698,646      $   696,356
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    63,061      $    58,997
Interest-bearing deposits                              447,744          438,407
                                                   ------------     ------------
     Total deposits                                    510,805          497,404
Securities sold under agreements to repurchase          25,335           33,052
Other borrowed funds                                    89,091           95,435
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                    13,500           13,500
Accrued liabilities                                      7,464            6,590
                                                    -----------     ------------
          Total liabilities                            646,195          645,981
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
    shares authorized; 2003 - 3,637,595 shares
    issued, 2002 - 3,620,335 shares issued)              3,638            3,620
Additional paid-in capital                              30,461           30,092
Retained earnings                                       21,157           19,339
Accumulated other comprehensive income                   1,310            1,439
Treasury stock at cost (2003 and
  2002 - 157,115 shares)                                (4,115)          (4,115)
                                                    -----------     ------------
          Total shareholders' equity                    52,451           50,375
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  698,646      $   696,356
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 10,551   $ 10,940   $ 21,239   $ 21,587
     Securities:
          Taxable                          694        641      1,379      1,298
          Tax exempt                       172        185        345        361
     Dividends                              50         57        100        110
     Other Interest                         26         64         42        140
                                      ---------  ---------  ---------  ---------
                                        11,493     11,887     23,105     23,496

Interest expense:
     Deposits                            3,174      3,740      6,490      7,640
     Securities sold under agreements
        to repurchase                       48        111        101        195
     Other borrowed funds                1,052      1,088      2,140      2,201
     Obligated mandatorily redeemable
        capital securities of
        subsidiary trust                   237        251        476        390
                                      ---------  ---------  ---------  ---------
                                         4,511      5,190      9,207     10,426
                                      ---------  ---------  ---------  ---------

Net interest income                      6,982      6,697     13,898     13,070
Provision for loan losses                1,246        813      2,632      1,954
                                      ---------  ---------  ---------  ---------
Net interest income after provision      5,736      5,884     11,266     11,116

Noninterest income:
     Service charges on deposit accounts   803        801      1,500      1,495
     Trust fees                             58         60        111        114
     Income from bank owned insurance      172        168        344        340
     Net gain on sale of loans             155         13        352         21
     Other                                 340        372        667        724
                                      ---------  ---------  ---------  ---------
                                         1,528      1,414      2,974      2,694

Noninterest expense:
     Salaries and employee benefits      2,885      2,700      5,682      5,319
     Occupancy                             317        324        649        635
     Furniture and equipment               240        271        477        534
     Data processing                       139        145        299        291
     Other                               1,458      1,970      2,856      3,404
                                      ---------  ---------  ---------  ---------
                                         5,039      5,410      9,963     10,183
                                      ---------  ---------  ---------  ---------

Income before income taxes               2,225      1,888      4,277      3,627
Provision for income taxes                 652        535      1,245      1,022
                                      ---------  ---------  ---------  ---------

NET INCOME                            $  1,573   $  1,353   $  3,032   $  2,605
                                      =========  =========  =========  =========

Earnings per share                    $   0.45   $   0.39   $   0.87   $   0.75
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
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------


Balance at beginning of period        $ 51,324   $ 47,015   $ 50,375   $ 46,300

Comprehensive income:
   Net income                            1,573      1,353      3,032      2,605
   Net change in unrealized
     gain on available-for-sale
     securities                             27        372       (129)        58
                                      ---------  ---------  ---------  ---------
        Total comprehensive income       1,600      1,725      2,903      2,663

Proceeds from issuance of common
  stock through dividend reinvestment
  plan                                     153                   387        331

Cash dividends                            (626)      (588)    (1,214)    (1,142)

Shares acquired for treasury                         (161)                 (161)
                                      ---------  ---------  ---------  ---------

Balance at end of period              $ 52,451   $ 47,991   $ 52,451   $ 47,991
                                      =========  =========  =========  =========

Cash dividends per share              $   0.18   $   0.17   $   0.35   $   0.33
                                      =========  =========  =========  =========
Shares from common stock issued
  through dividend reinvestment plan     6,713          8     17,260     13,714
                                      =========  =========  =========  =========

Shares acquired for treasury                        6,725                 6,725
                                      =========  =========  =========  =========





================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                     Six months ended June 30,
                                                     2003               2002
                                                 ------------       ------------

Net cash provided by operating activities        $     3,370        $     4,558

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 21,653              21,324
     Purchases of securities available-
        for-sale                                     (21,023)           (17,437)
     Proceeds from maturities of
        securities held-to-maturity                      513                421
     Purchases of securities held-to-maturity         (1,040)            (1,773)
     Change in interest-bearing deposits
        in other banks                                   (37)              (228)
     Net change in loans                               2,132            (37,594)
     Purchases of premises and equipment                (850)              (156)
                                                 ------------       ------------
          Net cash from (used) in investing
            activities                                 1,348            (35,443)

Financing activities
     Change in deposits                               13,401             25,059
     Cash dividends                                   (1,214)            (1,142)
     Proceeds from issuance of common stock              387                331
     Purchases of treasury stock                                           (161)
     Change in securities sold under
        agreements to repurchase                      (7,717)            (3,153)
     Proceeds from obligated mandatorily redeemable
        capital securities of subsidiary trust                            8,500
     Proceeds from long-term borrowings                3,415              4,040
     Repayment of long-term borrowings                (9,879)            (7,557)
     Change in other short-term borrowings               120              1,449
                                                 ------------       ------------
          Net cash from (used)in financing
            activities                                (1,487)            27,366
                                                 ------------       ------------

Change in cash and cash equivalents                    3,231             (3,519)
Cash and cash equivalents at beginning of period      23,451             26,288
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    26,682        $    22,769
                                                 ============       ============

SUPPLEMENTAL DISCLOSURE
-----------------------
Cash paid for interest                           $     9,693        $    11,455
Cash paid for income taxes                             1,395              1,415
Non-cash tranfers from loans to other real
    estate owned                                       3,598                 62


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp. at June 30, 2003, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,477,455 and 3,460,731 for the three months ending June 30, 2003 and June 30, 2002, respectively. Weighted average shares outstanding were 3,473,290 and 3,459,987 for the six months ending June 30, 2003 and June 30, 2002, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes the process to evaluate the adequacy of the allowance for loan losses is one of the largest and most important estimates the Company must determine. To arrive at the total dollars necessary to maintain an allowance level sufficient to absorb the probable losses at a specific financial statement date, management has developed policy and procedures it believes is acceptable to our regulators. In our assessment of the allowance, management has created procedures to establish and then evaluate the allowance once determined. The allowance consists of the following components: specific allocation, general allocation and other estimated general allocation.

To arrive at the amount required for the specific allocation component, the Company must evaluate loans that are thought to have some potential loss either in part or whole in the future. To achieve this task, the Company has created a quarterly report "Watchlist" which lists loans from each loan portfolio that management deems a potential credit risk. The criteria to be placed in this report are: past due 60 or more days, nonaccrual and loans management has determined to be a potential problem loan. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee (1). The committee has established a grading system which evaluates borrowers from 1 (least risk) to 10 (greatest risk) to evaluate the credit risk for each commercial borrower. After the committee evaluates each relationship listed in the report, a loss factor may be assessed. These dollars are set aside for the specific allocation component. This allocation is made up of dollars allocated to the commercial loan portfolio (79%), to the real estate (14%) and to the consumer (7%). The total specific allocation, this reporting period, is $1,890.

Note: Impaired loans consist of loans $100,000 or more on nonaccrual status or non-performing in nature. These loans are individually analyzed and a specific allocation may be assessed based on expected future credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing and nonaccrual loan balances have decreased significantly from the previous quarter (39%). This reduction is primarily attributable to $3,100 which was reclassified to other real estate owned. Any allocation will be reflected in the specific allocation component. As of June 30, 2003, the total allocation for impaired loans is $550 which is reflected in the specific allocation.

The second component (general allowance) consists of the total loan portfolio balances minus loan balances already reviewed (specific allocation). A quarterly large loan report, is prepared to provide management a "snapshot" of information on larger-balance loans, which includes: loan grades, collateral values, etc. This tool allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company will

================================================================================
(1) Large Loan Review Committee consists of the President and Senior Management with lending capacity. The function of the committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the Allowance for Loan Losses and other credit risk related issues.

                                   (Continued)
                                        6

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

use a loss risk factor (2) to calculate the dollars necessary to absorb losses for this component. The total general allowance, this reporting period, is $4,494.

The final component used to complete our allocation calculation is economic risk for unallocated allowance. Even though the Company evaluates certain loans for potential loss and uses a loss risk factor on the remaining loan portfolio, other factors may affect the allowance at any given time. Therefore, there are five additional areas that management believes can have an impact on collecting all principal and interest due. These areas are: 1) delinquency trends, 2) economic risk, 3) non-performing loans; 4) recovery vs charge off and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the importance of the impact it may have on the allowance. After evaluating each area, an overall factor of 16% was determined for this reporting period. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in our assessment area (3). The total dollars allocated for this component is $743.

The adequacy of the allowance may be determined by certain specific and nonspecific allocations; however, the total allocation is available for any credit losses that may impact the loan portfolios by unforeseen circumstances. The Company has determined the estimated adequate allowance as of June 30, 2003 to be approximately $7,341.

In May, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have a material impact on the Company's financial statements.


================================================================================
(2) Loss Risk Factor - The Company has implemented a new method to calculate the allowance necessary to absorb current losses. The new risk factor will reflect an actual 12 months performance evaluation of credit losses per loan portfolio. The new factor is achieved by taking the average charge off, per loan portfolio, for the last 12 consecutive months and dividing it by the average loan balance for each loan portfolio over the same time period. We believe that by using a 12 months "rolling" average loss risk factor, the estimated allowance will more accurately reflect current losses.

(3) The Company's assessment area takes in ten counties in two states, Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor.

                                   (Continued)

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                                          Unrealized     Unrealized       Fair
                                            Gains          Losses        Values
Securities Available-for-Sale            -----------    ------------   ---------

June 30, 2003
--------------
U.S. Government agency
   securities                            $    1,824                   $  49,665
Mortgage-backed securities                      172     $        (9)     19,704
Marketable equity securities                                              5,100
                                         -----------    ------------   ---------
     Total securities                    $    1,996     $        (9)   $ 74,469
                                         ===========    ============   =========
December 31, 2002
-----------------
U.S. Government agency
   securities                            $    2,099                   $  66,838
Mortgage-backed securities                       81     $        (6)      3,425
Marketable equity securities                                              5,001
                                         -----------    ------------   ---------
     Total securities                    $    2,180     $        (6)   $ 75,264
                                         ===========    ============   =========

                                            Gross          Gross       Estimated
                             Amortized    Unrealized     Unrealized       Fair
                               Cost         Gains          Losses        Values
Securities Held-to-Maturity  ---------    -----------   ------------   ---------

June 30, 2003
--------------
Obligations of state and
   political subdivisions    $  14,353    $    1,100    $       (20)   $ 15,433
Mortgage-backed securities         142                           (3)        139
                             ---------    -----------   ------------   ---------
     Total securities        $  14,495    $    1,100    $       (23)   $ 15,572
                             ==========   ===========   ============   =========
December 31, 2002
-----------------
Obligations of state and
   political subdivisions    $  13,821    $      881    $       (31)   $ 14,671
Mortgage-backed securities         169                           (6)        163
                             ---------    -----------   ------------   ---------
     Total securities        $  13,990    $      881    $       (37)   $ 14,834
                             ==========   ===========   ============   =========

The amortized cost and estimated fair value of debt securities at June 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                             Estimated                                Estimated
                               Fair                    Amortized        Fair
                               Value                     Cost           Value
                            -----------               -----------    -----------
Debt securities:
 Due in one year
   or less                  $   11,095                $    2,093     $    2,145
Due in one to
  five years                    38,570                     3,000          3,219
Due in five to
  ten years                                                6,903          7,582
Due after ten years                                        2,357          2,487
Mortgage-backed securities      19,704                       142            139
                            -----------               -----------    -----------
Total debt
  securities                $   69,369                $   14,495     $   15,572
                            ===========               ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first six months of 2003 and 2002.

================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 3 - LOANS & ALLOWANCE FOR LOAN LOSSES

Total loans as presented on the balance sheet are comprised of the following classifications:
                                             June 30,              December 31,
                                               2003                    2002
                                         ----------------       ----------------

Real estate loans                        $       211,579        $       224,212
Commercial and industrial loans                  213,480                205,508
Consumer loans                                   129,412                128,662
Other loans                                          598                  1,179
                                         ----------------       ----------------
                                         $       555,069        $       559,561
                                         ================       ================

At June 30, 2003 and December 31, 2002, loans on nonaccrual status were approximately $4,661 and $6,569, respectively. Loans past due more than 90 days and still accruing at June 30, 2003 and December 31, 2002 were $1,250 and $1,491, respectively.

A summary of activity in the allowance for loan losses for the six months ended June 30 is as follows:
                                              2003                    2002
                                        ----------------        ----------------

Balance - January 1,                    $         7,069         $         6,251
Loans charged off:
     Real estate                                    276                     289
     Commercial                                   1,670                     326
     Consumer                                     1,376                   1,422
                                        ----------------        ----------------
          Total loans charged off                 3,322                   2,037
Recoveries of loans:
     Real estate                                    148                     106
     Commercial                                     374                     133
     Consumer                                       440                     339
                                        ----------------        ----------------
          Total recoveries                          962                     578
                                        ----------------        ----------------

Net loan charge-offs                             (2,360)                 (1,459)

Provision charged to operations                   2,632                   1,954
                                        ----------------        ----------------
Balance - June 30,                      $         7,341         $         6,746
                                        ================        ================


Information regarding impaired loans is as follows:
                                                June 30,          December 31,
                                                 2003                 2002
                                            --------------       ---------------

Balance of impaired loans                   $       3,774        $        4,780
                                            ==============       ===============

Portion of impaired loan balance for
  which an allowance for credit
  losses is allocated                       $       3,774        $        4,780
                                            ==============       ===============

Portion of allowance for loan losses
  allocated to the impaired loan balance    $         550        $          500
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       3,801        $        5,308
                                            ==============       ===============

     Interest on impaired loans was not material for the periods ended June 30, 2003 and June 30, 2002.

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

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.34% of total loans were unsecured at June 30, 2003 as compared to 4.16% at December 31, 2002.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 2003, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $60,341 as compared to $55,150 at December 31, 2002.

NOTE 5 - OTHER BORROWED FUNDS

     Other borrowed funds at June 30, 2003 and December 31, 2002 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2003      $ 78,127             $ 6,419             $ 4,545           $ 89,091
2002      $ 84,590             $ 5,345             $ 5,500           $ 95,435

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $117,190 and $5,100 at June 30, 2003. Fixed rate FHLB advances mature through 2010 and have interest rates ranging from 3.28% to 6.62%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 1.75% to 5.25% and are due at various dates through a final maturity date of September 30, 2005.

At June 30, 2003, scheduled principal payments through December 31 over the next five years are to be:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2003         $        5,672       $         4,210       $  4,545      $  14,427
2004                 17,488                 2,109                        19,597
2005                 17,116                   100                        17,216
2006                 17,608                                              17,608
2007                  4,061                                               4,061
Thereafter           16,182                                              16,182
            ----------------      ----------------      ----------    ----------
            $        78,127       $         6,419       $   4,545     $  89,091
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $25,950 at June 30, 2003 and $30,425 at December 31, 2002. Various investment securities from the Bank used to collateralize FRB notes totaled $5,925 at June 30, 2003 and $6,010 at December 31, 2002.


================================================================================

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp at June 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2003, compared to the same period in 2002. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp. have increased $2,290 or ..3% during the first half of 2003 to finish at $698,646. The increase in assets was primarily due to an increase in the Company's cash and cash equivalents, primarily in federal funds sold which are up $4,975 from year-end 2002. This increase in cash and cash equivalents was a result of decreases in loans of $4,492 and investment securities of $290. The Company's total deposits increased $13,401 which were offset by a decrease in securities sold under agreements to repurchase ("repurchase agreements") of $7,717 and other borrowed funds of $6,344.

During the first six months of 2003, total loans were down $4,492 or .8% impacted by real estate mortgages which declined by $12,633 or 5.6%. The Bank's emphasis on selling a large portion of its new real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") continues to be the primary contributor in 2003 to the decline in new real estate loan volume. Secondary market sales of these real estate loan originations, which have fixed rates with fifteen and thirty year terms, have helped minimize the Bank's exposure to interest rate risk. As a result, the Bank has realized a 20% decline in its fifteen and thirty year fixed rate real estate loans. Partially offsetting this decrease in real estate mortgages was an increase in the Company's commercial loans of $7,972 or 3.9%. This growth came mostly from loan originations within the primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio which accounted for 68% of the total increase. In addition, approximately 26% of commercial loan originations came from the growing West Virginia market areas. Furthermore, consumer loans increased by $750 or .6%.

During the first six months of 2003, investment securities declined $290 or .3% led by a decline in U.S. government agency securities of $17,173 or 25.7% offset partially by an increase in mortgage-backed securities of $16,252. The Company's demand for U.S. government agency securities has primarily been to satisfy pledging requirements for repurchase agreements. In the first half of 2003, the Bank's repurchase agreements declined 23%, lowering the need to secure these balances with agency security investments. The increase in mortgage-backed securities is anticipated to enhance the Company's investment portfolio with a

================================================================================

                                  (continued)
higher rate of return and a more rapid repayment of principal as compared to U.S. government agency securities.

During the first six months of 2003, the Company experienced a $901 increase in net charge offs from the same time period last year consisting primarily of commercial nonperforming loans. Nonperforming loans decreased to $5,911 at June 30, 2003 compared to $8,060 at December 31, 2002 which lowered the Company's nonperforming loans to total loans ratio to 1.08% compared to 1.44% for the same time periods. However, nonperforming assets to total assets increased to 1.36% at June 30, 2003 from 1.21% at December 31, 2002. This shift in nonperforming loans and nonperforming assets was in relation to two commercial loans totaling over $3 million moving from nonaccrual status to other real estate owned, which is classified within other assets on the Company's balance sheet. This contributed to the Company's increase in other assets, which were up $3,538 over year-end 2002. The allowance for loan losses was 1.32% of total loans at June 30, 2003 compared to 1.26% at December 31, 2002. Management has increased the ratio of allowance to total loans largely due to the recent 12-month average growth in nonperforming loans that is included in the Company's adequacy of the allowance for loan losses evaluation. Based on this quarterly evaluation, management feels that the allowance for loan losses continues to be adequate to absorb probable losses in the loan portfolio.

Total deposit growth during the first six months of 2003 was primarily in savings and interest-bearing demand deposits which increased $7,830 or 5.3%. Contributing to this increase was a $4,200 increase in NOW accounts, particularly the Company's new Shareholder Gold product, which offers a NOW account and many banking benefits to Company shareholders. Additionally, statement savings deposits were up 14.3% over year-end 2002. Also contributing to total deposit growth was non-interest bearing demand deposits which increased $4,064 or 6.9%, impacted mostly by the Company's pay-it-safe, official checking and e-checking products. Furthermore, interest-bearing time deposits increased $1,507 or .5%. This growth was partially driven by increases in the Company's brokered CD issues which totaled $2,033 during the first six months of 2003. Management continues to utilize these deposit sources to supplement deposit growth when necessary to lengthen maturities while protecting against the possibility of rising interest rates.

Other borrowed funds are primarily advances from the Federal Home Loan Bank, which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $6,344 from December 31, 2002. The need to fund interest-earning asset growth, particularly loans, has declined in the first half of 2003 contributing to this 6.6% decrease in other borrowings. Additionally, repurchase agreements are down $7,717 or 23.3% from December 31, 2002. This decline was mostly related to the normal fluctuations of a single account during the first quarter of 2003.

Total shareholders' equity at June 30, 2003 of $52,451 was up by $2,076 as compared to the balance of $50,375 on December 31, 2002. Contributing most to this increase was year-to-date income of $3,032 plus proceeds of $387 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $1,214, or $.18 per share year-to-date. While cash dividends represented 40.0% of year-to-date income, dividends net of proceeds from the dividend reinvestment plan represented 27.3% of year-to-date income.

================================================================================

                                  (continued)

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,573 for the second quarter and $3,032 for the first six months of 2003, up by 16.3% and 16.4% compared to $1,353 and $2,605 for the same periods in 2002. Comparing year-to-date June 30, 2003 to June 30, 2002, return on assets increased from .81% to .89% and return on equity increased from 11.20% to 11.95%. Second quarter earnings per share was $.45 per share, up 15.4% over last year's $.39 per share. During the first six months of 2003, earnings per share was $.87 per share, up 16.0% from last year's $.75 per share. The double-digit growth in net income for the quarter and year-to-date periods in 2003 was driven by an increase in net interest income combined with a decline in operating expenses.

The second quarter and year-to-date increases to net interest income of 4.3% and 6.3% were primarily due to the declines in total interest expense of $679 or 13.1% and $1,219 or 11.7% which completely offset the declines in interest income for the same time periods. Although average earning assets have increased by $43,200 compared to the first half of 2002, the yield on interest earning assets has declined by 59 basis points which resulted in the overall decrease to interest income. However, the Company benefited from a decline in interest expense which was largely impacted by a 63 basis point decrease in its average funding costs. The benefits of a low interest rate environment have helped to minimize the drop in net interest margin for the second quarter of 2003 which finished at 4.36% as compared to 4.42% for the same time period in 2002, and the drop in net interest margin for the first half of 2003 which was 4.36% as compared to 4.40% for the same period in 2002. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 16.

The increase in net interest income for the second quarter and year-to-date periods of 2003 were negatively impacted by increases to provision expense of $433 and $678 for the same periods as compared to 2002. These increases to provision expense were in large part from the increase in the Company's nonperforming assets which contributed to a 62% increase in net charge-offs realized in the first half of 2003 compared to the same period in 2002. The increase in net charge-offs reduces the amount of nonperforming loans in the portfolio. This decline in nonperforming loans, along with sound underwriting policies, have improved the asset quality within the Company's loan portfolio.

Net interest income after provision for the second quarter and year-to-date periods of 2003 were positively impacted by decreases in net noninterest expense of $485 or 12.1% and $500 or 6.7% for the same periods as compared to 2002. Total noninterest income increased $114 or 8.1% for the second quarter and $280 or 10.4% for the first six months in 2003 as compared to the same periods in 2002. Driving this growth was the Bank's secondary market sales of new real estate loan originations which generated an additional $143 and $331 in noninterest revenue for the second quarter and year-to-date periods of 2003. Additional growth in noninterest revenue related to overdraft fees, service charge income and loan service fees was completely offset by a decrease in loan insurance commission revenue due to state mandated reductions in insurance premiums and less opportunities to sell insurance relative to the decrease in the real estate loan portfolio as well as the minimal growth in the consumer loan portfolio.

Total noninterest expense decreased $371 or 6.9% and $220 or 2.2% for the second quarter and year-to-date periods of 2003 as compared to the same periods in 2002. Salaries and employee benefits, the Company's largest noninterest expense,

================================================================================

                                  (continued)
grew $185 or 6.9% and $363 or 6.9% for the second quarter and year-to-date periods of 2003 as compared to the same periods in 2002. This increase was related to the rising cost of medical insurance and annual merit increases. Completely offsetting the rise in salaries and employee benefits was the one time net charge-off of fraudulent check kiting activity during the second quarter of 2002 with the impact net of recoveries being $454. The remaining noninterest expense categories were collectively down from 2002.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                         Company Ratios               Regulatory
                               June 30, 2003    December 31, 2002       Minimum
                               -------------    -----------------     ----------

Tier 1 risk-based capital          10.9%             11.0%                4.00%
Total risk-based capital ratio     12.1%             12.2%                8.00%
Leverage ratio                      9.1%              9.2%                4.00%

Cash dividends paid of $1,214 for the first six months of 2003 represents a 6.3% increase over the cash dividends paid during the same period in 2002. The increase in cash dividends paid is largely due to the increase in retained earnings which allowed the Company to increase the dividend rate paid per share. At June 30, 2003, approximately 76% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management will continue to utilize reinvested dividends and voluntary cash to make open market purchases of shares, when available, to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $104,786 represented 15.0% of total assets at June 30, 2003. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2003, the Bank could borrow an additional $40 million from the Federal Home Loan Bank. The Company experienced an increase of $3,231 in cash and cash equivalents for the six months ended June 30, 2003. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

CONCENTRATION OF CREDIT RISK

The Company maintains a diversified credit portfolio, with real estate loans comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry and, when possible, geographic concentrations.

================================================================================

                                  (continued)

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

================================================================================

                                  (continued)

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

The Company evaluates IRR through the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The modeling process starts with a base case simulation, which assumes a flat interest rate scenario. The base case scenario is compared to rising and falling interest rate scenarios assuming a parallel shift in all interest rates. Comparisons of net interest income and net incom fluctuations from the flat rate scenario illustrate the risks associated with the projected balance sheet structure.

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

The following table presents the Company's estimated net interest income sensitivity:

                                 June 30, 2003                December 31, 2002
Change in Interest Rates      Percentage Change in          Percentage Change in
     in Basis Points           Net Interest Income           Net Interest Income
------------------------      --------------------          --------------------
         +300                        (.72%)                         (1.75%)
         +200                        (.92%)                         (1.52%)
         +100                        (.95%)                          (.92%)
         -100                        2.98%                           2.56%

The Company is well within the policy guidelines established by the Board. The Company's balance sheet is considered liability sensitive which contributes to the increase in net interest income in the declining rate scenario and to the decrease in net interest income in the rising rate scenarios. In a declining rate environment, the Company further benefits from the interest rate floors on variable rate commercial and real estate loans. Due to historically low interest rates, management has been moving closer to being asset sensitive by implementing various strategies. Management has been targeting variable rate commercial and residential real estate loans while selling long-term, fixed-rate residential mortgages upon origination. Furthermore, management has secured longer-term funding by pricing the Company's certificates of deposits to attract longer maturities and by extending the maturity structure of wholesale funds such as Federal Home Loan Bank advances. As compared to December 31, 2002, the Company has reduced its exposure to net interest income fluctuations due to interest rate changes.

================================================================================

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

                          Part II - Other Information

Item 1 - Legal Proceedings
--------------------------
  None

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Ohio Valley Banc Corp held its Annual Meeting of Shareholders on April 9, 2003, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, Anna P. Barnitz, Lannes C. Williamson and Thomas E. Wiseman were nominated for reelection and were reelected. The summary of voting of the 2,633,774 shares outstanding were as follows:

Director Candidate    Shares voted:     For             Against          Abstain
------------------                      ---             -------          -------

Anna P. Barnitz                     2,602,640            31,134
Lannes C. Williamson                2,604,710            29,064
Thomas E. Wiseman                   2,623,351            10,423

Directors with terms expiring in 2004 are Steven B. Chapman, Robert H. Eastman and Jeffrey E. Smith. Directors with terms expiring in 2005 are Phil A. Bowman,
W. Lowell Call and James L. Dailey.

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------
B. The Company filed a report on Form 8-K dated April 10, 2003 related to the issuance of a news release announcing its earnings for the first quarter period ending March 31, 2003.


                                     OHIO VALLEY BANC CORP.
                                     -------------------------------------------


Date    August 14, 2003              /s/ Jeffrey E. Smith
      -------------------            -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    August 14, 2003              /s/ Larry E. Miller, II
      -------------------            -------------------------------------------
                                     Larry E. Miller, II
                                     Senior Vice President and Treasurer


================================================================================

                                  Exhibit 31.1
                  Certification of Principal Executive Officer
                            RULE 13a-14(a)/15d-14(a)


I, Jeffrey E. Smith, certify that:

1.       I have  reviewed this Quarterly Report on Form 10-Q of Ohio Valley Banc
         Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:


                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:


                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003

                             Printed Name: /s/ Jeffrey E. Smith
                                           ---------------------
                             Title:        President and Chief Executive Officer
                                           -------------------------------------
                                           (Principal Executive Officer)

                                  Exhibit 31.2
                  Certification of Principal Financial Officer
                            RULE 13a-14(a)/15d-14(a)


I, Larry E. Miller, II, certify that:

1.       I have  reviewed this Quarterly Report on Form 10-Q of Ohio Valley Banc
         Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:


                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:


                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003

                             Printed Name: /s/ Larry E. Miller, II
                                           -----------------------
                             Title:        Senior Vice President and Treasurer
                                           -----------------------------------
                                           (Principal Financial Officer)

                                   EXHIBIT 32
             CERTIFICATION PURSUANT TO TITLE 18, UNITED STATES CODE,
             SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE
                          SARBANES - OXLEY ACT OF 2002


  In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Corporation") on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jeffrey E. Smith, President and Chief Executive Officer of the Corporation, and Larry E. Miller, II, Senior Vice President and Treasurer (Principal Financial Officer) of the Corporation, each certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

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


* /s/ Jeffrey E. Smith                               * /s/ Larry E. Miller, II
----------------------                               -------------------------
Jeffrey E. Smith,                                     Larry E. Miller, II
President and Chief Executive Officer                 Senior Vice President and
                                                      Treasurer      (Principal
                                                      Financial Officer)

Dated:  August 14, 2003                               Dated:  August 14,  2003






* A signed original of this written statement required by Section 906 has been provided to Ohio Valley Banc Corp. and will be retained by Ohio Valley Banc Corp. and furnished to the Securities and Exchange Commission or its staff upon request.