Form 10-Q
period 2003-09-30
OHIO VALLEY BANC CORP
filed 2003-11-12
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period
                                     ended:
                               SEPTEMBER 30, 2003


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

The number of common shares of the Registrant outstanding as of October 31, 2003 was 3,486,794

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

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

                              OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================


                                                   September 30,    December 31,
                                                       2003             2002
                                                   ------------     ------------
ASSETS
Cash and noninterest-bearing deposits with banks   $    16,301      $    18,826
Federal funds sold                                       4,500            4,625
                                                   ------------     ------------
     Total cash and cash equivalent                     20,801           23,451
Interest-bearing balances with banks                       877            1,505
Securities available-for-sale                           69,242           75,264
Securities held-to-maturity (estimated fair
  value:  2003 - $14,945 , 2002 - $14,834)              14,227           13,990
Total loans                                            565,715          559,561
  Less:  Allowance for loan losses                      (7,442)          (7,069)
                                                   ------------     ------------
     Net loans                                         558,273          552,492
Premises and equipment, net                              8,926            8,247
Accrued income receivable                                3,113            3,144
Goodwill                                                 1,267            1,267
Bank owned life insurance                               13,113           12,673
Other assets                                             7,346            4,323
                                                   ------------     ------------
          Total assets                             $   697,185      $   696,356
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    62,094      $    58,997
Interest-bearing deposits                              451,555          438,407
                                                   ------------     ------------
     Total deposits                                    513,649          497,404
Securities sold under agreements to repurchase          22,195           33,052
Other borrowed funds                                    87,320           95,435
Obligated mandatorily redeemable capital securities
 of subsidiary trust                                    13,500           13,500
Accrued liabilities                                      7,558            6,590
                                                    -----------     ------------
          Total liabilities                            644,222          645,981
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 10,000,000
    shares authorized; 2003 - 3,644,550 shares
    issued, 2002 - 3,620,335 shares issued)              3,645            3,620
Additional paid-in capital                              30,623           30,092
Retained earnings                                       22,120           19,339
Accumulated other comprehensive income                     706            1,439
Treasury stock at cost (2003 - 157,756 shares,
  2002 - 157,115 shares)                                (4,131)          (4,115)
                                                    -----------     ------------
          Total shareholders' equity                    52,963           50,375
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  697,185      $   696,356
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 10,280   $ 11,159   $ 31,518   $ 32,746
     Securities:
          Taxable                          658        652      2,037      1,949
          Tax exempt                       173        190        519        551
     Dividends                              51         58        151        169
     Other Interest                         17         60         59        200
                                      ---------  ---------  ---------  ---------
                                        11,179     12,119     34,284     35,615

Interest expense:
     Deposits                            2,951      3,827      9,441     11,467
     Securities sold under agreements
        to repurchase                       48         85        148        280
     Other borrowed funds                1,035      1,114      3,176      3,316
     Obligated mandatorily redeemable
        capital securities of
        subsidiary trust                   233        254        709        644
                                      ---------  ---------  ---------  ---------
                                         4,267      5,280     13,474     15,707
                                      ---------  ---------  ---------  ---------

Net interest income                      6,912      6,839     20,810     19,908
Provision for loan losses                  996      1,541      3,627      3,495
                                      ---------  ---------  ---------  ---------
Net interest income after provision      5,916      5,298     17,183     16,413

Noninterest income:
     Service charges on deposit accounts   832        806      2,332      2,301
     Trust fees                             54         51        165        164
     Income from bank owned insurance      172        172        516        512
     Net gain on sale of loans              84          5        435         26
     Other                                 343        390      1,010      1,115
                                      ---------  ---------  ---------  ---------
                                         1,485      1,424      4,458      4,118

Noninterest expense:
     Salaries and employee benefits      2,938      2,726      8,621      8,045
     Occupancy                             331        324        980        959
     Furniture and equipment               267        280        744        814
     Data processing                       177        144        475        435
     Other                               1,438      1,278      4,294      4,682
                                      ---------  ---------  ---------  ---------
                                         5,151      4,752     15,114     14,935
                                      ---------  ---------  ---------  ---------

Income before income taxes               2,250      1,970      6,527      5,596
Provision for income taxes                 660        560      1,905      1,582
                                      ---------  ---------  ---------  ---------

NET INCOME                            $  1,590   $  1,410   $  4,622   $  4,014
                                      =========  =========  =========  =========

Earnings per share                    $   0.46   $   0.41   $   1.33   $   1.16
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
================================================================================

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                         2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------


Balance at beginning of period        $ 52,451   $ 47,991   $ 50,375   $ 46,300

Comprehensive income:
   Net income                            1,590      1,410      4,622      4,014
   Net change in unrealized
     gain on available-for-sale
     securities                           (604)       340       (733)       398
                                      ---------  ---------  ---------  ---------
        Total comprehensive income         986      1,750      3,889      4,412

Proceeds from issuance of common
  stock through dividend reinvestment
  plan                                     168        237        555        568

Cash dividends                            (627)      (588)    (1,841)    (1,729)

Shares acquired for treasury               (15)      (241)       (15)      (402)
                                      ---------  ---------  ---------  ---------

Balance at end of period              $ 52,963   $ 49,149   $ 52,963   $ 49,149
                                      =========  =========  =========  =========

Cash dividends per share              $   0.18   $   0.17   $   0.53   $   0.50
                                      =========  =========  =========  =========
Shares from common stock issued
  through dividend reinvestment plan     6,955      9,890     24,215     23,604
                                      =========  =========  =========  =========

Shares acquired for treasury               641     10,400        641     17,125
                                      =========  =========  =========  =========





================================================================================

               See notes to the consolidated financial statements.

                              OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                 Nine months ended September 30,
                                                     2003               2002
                                                 ------------       ------------

Net cash provided by operating activities        $     6,978        $     8,207

Investing activities
     Proceeds from maturities of
        securities available-for-sale                 32,796             26,413
     Purchases of securities available-
        for-sale                                     (27,879)           (27,467)
     Proceeds from maturities of
        securities held-to-maturity                      771                602
     Purchases of securities held-to-maturity         (1,040)            (1,779)
     Change in interest-bearing deposits
        in other banks                                   628               (231)
     Net change in loans                              (9,408)           (54,670)
     Purchases of premises and equipment              (1,468)              (513)
                                                 ------------       ------------
          Net cash used in investing
            activities                                (5,600)           (57,645)

Financing activities
     Change in deposits                               16,245             50,773
     Cash dividends                                   (1,841)            (1,729)
     Proceeds from issuance of common stock              555                568
     Purchases of treasury stock                         (15)              (402)
     Change in securities sold under
        agreements to repurchase                     (10,857)            (3,111)
     Proceeds from obligated mandatorily redeemable
        capital securities of subsidiary trust                            8,500
     Proceeds from long-term borrowings                3,457              9,040
     Repayment of long-term borrowings               (10,634)           (10,317)
     Change in other short-term borrowings              (938)             1,720
                                                 ------------       ------------
          Net cash from (used) in financing
            activities                                (4,028)            55,042
                                                 ------------       ------------

Change in cash and cash equivalents                   (2,650)             5,604
Cash and cash equivalents at beginning of period      23,451             26,288
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    20,801        $    31,892
                                                 ============       ============

SUPPLEMENTAL DISCLOSURE
-----------------------
Cash paid for interest                           $    14,674        $    16,851
Cash paid for income taxes                             2,235              2,270
Non-cash tranfers from loans to other real
    estate owned                                       3,663                128


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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc., Ohio Valley Financial Services Agency, LLC. and Ohio Valley Statutory Trusts I and II, together referred to as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of Ohio Valley Banc Corp at September 30, 2003, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report for Ohio Valley Banc Corp for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

INCOME TAX
----------
Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

CASH FLOW
---------
For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings and interest-bearing deposits with other financial institutions.

EARNINGS PER SHARE
------------------
Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,483,994 and 3,459,337 for the three months ending September 30, 2003 and 2002, respectively. Weighted average shares outstanding were 3,476,898 and 3,459,768 for the nine months ending September 30, 2003 and 2002, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS
-----
Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on loans is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES
-------------------------
Management believes the process to evaluate the adequacy of the allowance for loan losses is one of the largest and most important estimates the Company must determine. To arrive at the total dollars necessary to maintain an allowance level sufficient to absorb the probable losses at a specific financial statement date, management has developed procedures to establish and then evaluate the allowance once determined. The allowance consists of the following components: specific allocation, general allocation and other estimated general allocation.

To arrive at the amount required for the specific allocation component, the Company evaluates loans that are where a loss is thought to have been incurred either in part or whole. To achieve this task, the Company has created a quarterly report "Watchlist" which lists loans from each loan portfolio that management deems a potential credit risk. The criteria to be placed in this report are: past due 60 or more days, nonaccrual and loans management has determined to be a potential problem loan. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee (1). The committee has established a grading system which evaluates borrowers from 1 (least risk) to 10 (greatest risk) to evaluate the credit risk for each commercial borrower. After the committee evaluates each relationship listed in the report, a specific loss allocation may be assessed. These dollars are set aside for the specific allocation component. This allocation is made up of dollars allocated to the commercial loan portfolio (84%), to the real estate (12%) and to the consumer (4%). The total specific allocation, this reporting period, is $2,365.

Impaired loans consist of loans $100 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected future credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing loan balances continue to decline from the previous quarter (8%). Any changes in the allocation will be reflected in the specific allocation component. As of September 30, 2003, the total allocation for impaired loans is $750 which is reflected in the specific allocation of $2,365.

The second component (general allowance) consists of the total loan portfolio balances minus loan balances already reviewed (specific allocation). A quarterly large loan report is prepared to provide management a "snapshot" of information on larger-balance loans (of $550 or greater), which include: loan grades, collateral values, etc. This tool allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company will

================================================================================
(1) Large Loan Review Committee consists of the President and Senior Management with lending capacity. The function of the committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the Allowance for Loan Losses and other credit risk related issues.

                                   (Continued)
                                        6

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

use a loss risk factor (2) to calculate the dollars necessary to absorb losses for this component. The total general allowance, this reporting period, is $4,601.

The final component used to complete our allocation calculation is economic risk for unallocated allowance. Even though the Company evaluates certain loans for probable loss and uses a loss risk factor on the remaining loan portfolio, other factors may affect the allowance at any given time. Therefore, there are five additional areas that management believes can have an impact on collecting all principal and interest due. These areas are: 1) delinquency trends, 2) economic risk, 3) non-performing loans; 4) recovery vs charge off and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the importance of the impact it may have on the allowance. After evaluating each area, an overall factor of 15% was determined for this reporting period. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in our assessment area (3). The total allocation for this component is $710.

The adequacy of the allowance may be determined by certain specific and nonspecific allocations; however, the total allocation is available for any credit losses that may impact the loan portfolios. The Company has determined the estimated adequate allowance as of September 30, 2003 to be $7,442.

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

                                   (Continued)

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:

                                            Gross          Gross       Estimated
                                          Unrealized     Unrealized       Fair
                                            Gains          Losses        Values
Securities Available-for-Sale            -----------    ------------   ---------

September 30, 2003
------------------
U.S. Government agency
   securities                            $    1,347     $       (48)  $  40,614
Mortgage-backed securities                       63            (292)     23,476
Marketable equity securities                                              5,152
                                         -----------    ------------   ---------
     Total securities                    $    1,410     $      (340)   $ 69,242
                                         ===========    ============   =========
December 31, 2002
-----------------
U.S. Government agency
   securities                            $    2,099                   $  66,838
Mortgage-backed securities                       81     $        (6)      3,425
Marketable equity securities                                              5,001
                                         -----------    ------------   ---------
     Total securities                    $    2,180     $        (6)   $ 75,264
                                         ===========    ============   =========

                                            Gross          Gross       Estimated
                             Amortized    Unrealized     Unrealized       Fair
                               Cost         Gains          Losses        Values
Securities Held-to-Maturity  ---------    -----------   ------------   ---------

September 30, 2003
------------------
Obligations of state and
   political subdivisions    $  14,096    $      780    $       (58)   $ 14,818
Mortgage-backed securities         131                           (4)        127
                             ---------    -----------   ------------   ---------
     Total securities        $  14,227    $      780    $       (62)   $ 14,945
                             ==========   ===========   ============   =========
December 31, 2002
-----------------
Obligations of state and
   political subdivisions    $  13,821    $      881    $       (31)   $ 14,671
Mortgage-backed securities         169                           (6)        163
                             ---------    -----------   ------------   ---------
     Total securities        $  13,990    $      881    $       (37)   $ 14,834
                             ==========   ===========   ============   =========

The amortized cost and estimated fair value of debt securities at September 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                         Available-for-Sale                Held-to-Maturity
                     --------------------------       --------------------------
                             Estimated                                Estimated
                               Fair                    Amortized        Fair
                               Value                     Cost           Value
                            -----------               -----------    -----------
Debt securities:
 Due in one year
   or less                  $   14,148                $    2,040     $    2,071
Due in one to
  five years                    26,466                     2,902          3,083
Due in five to
  ten years                                                6,802          7,261
Due after ten years                                        2,352          2,403
Mortgage-backed securities      23,476                       131            127
                            -----------               -----------    -----------
Total debt
  securities                $   64,090                $   14,227     $   14,945
                            ===========               ===========    ===========

Gains and losses on the sale of securities are determined using the specific identification method. There were no sales of debt and equity securities during the first nine months of 2003 and 2002.

================================================================================

                                   (Continued)

                              OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 3 - LOANS & ALLOWANCE FOR LOAN LOSSES

Total loans as presented on the balance sheet are comprised of the following classifications:
                                           September 30,            December 31,
                                               2003                    2002
                                         ----------------       ----------------

Real estate loans                        $       213,454        $       224,212
Commercial and industrial loans                  217,832                205,508
Consumer loans                                   133,263                128,662
Other loans                                        1,166                  1,179
                                         ----------------       ----------------
                                         $       565,715        $       559,561
                                         ================       ================

At September 30, 2003 and December 31, 2002, loans on nonaccrual status were approximately $4,708 and $6,569, respectively. Loans past due more than 90 days and still accruing at September 30, 2003 and December 31, 2002 were $737 and $1,491, respectively.

A summary of activity in the allowance for loan losses for the nine months ended September 30 is as follows:
                                              2003                    2002
                                        ----------------        ----------------

Balance - January 1,                    $         7,069         $         6,251
Loans charged off:
     Real estate                                    561                     482
     Commercial                                   2,171                     929
     Consumer                                     1,897                   2,095
                                        ----------------        ----------------
          Total loans charged off                 4,629                   3,506
Recoveries of loans:
     Real estate                                    220                     110
     Commercial                                     459                     137
     Consumer                                       696                     495
                                        ----------------        ----------------
          Total recoveries                        1,375                     742
                                        ----------------        ----------------

Net loan charge-offs                             (3,254)                 (2,764)

Provision charged to operations                   3,627                   3,495
                                        ----------------        ----------------
Balance - September 30,                 $         7,442         $         6,982
                                        ================        ================


Information regarding impaired loans is as follows:
                                             September 30,          December 31,
                                                 2003                 2002
                                            --------------       ---------------

Balance of impaired loans                   $       4,507        $        4,780
                                            ==============       ===============
Less portion for which no specific
  allowance is allocated                    $       1,115        $          840
                                            =============        ===============
Portion of impaired loan balance for
  which a specific allowance for credit
  losses is allocated                       $       3,392        $        3,940
                                            ==============       ===============
Portion of allowance for loan losses
  specifically allocated for the
  impaired loan balance                     $         750        $          500
                                            ==============       ===============
Average investment in impaired loans
  year-to-date                              $       4,569        $        5,308
                                            ==============       ===============

Interest on impaired loans was not material for the periods ended September 30, 2003 and 2002, respectively.

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

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.22% of total loans were unsecured at September 30, 2003 as compared to 4.16% at December 31, 2002.
     The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 2003, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $57,291 as compared to $55,150 at December 31, 2002.

NOTE 5 - OTHER BORROWED FUNDS

     Other borrowed funds at September 30, 2003 and December 31, 2002 are comprised of advances from the Federal Home Loan Bank (FHLB), promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2003      $ 77,413             $ 6,521             $ 3,386           $ 87,320
2002      $ 84,590             $ 5,345             $ 5,500           $ 95,435

     Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $116,120 and $5,152 at September 30, 2003. Fixed rate FHLB advances mature through 2010 and have interest rates ranging from 3.28% to 6.62%.
     Promissory notes, issued primarily by the parent company, have fixed rates of 1.75% to 5.25% and are due at various dates through a final maturity date of September 30, 2005.

At September 30, 2003, scheduled principal payments through December 31 over the next five years are to be:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2003         $        4,924       $         4,312       $  3,386      $  12,622
2004                 17,489                 2,109                        19,598
2005                 17,117                   100                        17,217
2006                 17,608                                              17,608
2007                  4,062                                               4,062
Thereafter           16,213                                              16,213
            ----------------      ----------------      ----------    ----------
            $        77,413       $         6,521       $   3,386     $  87,320
            ================      ================      ==========    ==========

     Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $28,000 at September 30, 2003 and $30,425 at December 31, 2002. Various investment securities from the Bank used to collateralize FRB notes totaled $5,925 at September 30, 2003 and $6,010 at December 31, 2002.


================================================================================

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio Valley Banc Corp at September 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2003, compared to the same period in 2002. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

The consolidated total assets of Ohio Valley Banc Corp have increased $829 during the first nine months of 2003 to finish at $697,185. This increase in assets was primarily due to an increase in the Company's loan balances, particularly commercial and consumer loans in the third quarter, which are up $6,154 from year-end 2002. Loan growth in the third quarter had an impact on the Company's cash and cash equivalents which are down 11% from year-end 2002. Also partially offsetting the Company's growth in loans are investment securities which have declined $5,785 from year-end 2002. The Company's total deposits increased $16,245 or 3.3% which were completely offset by a decrease in securities sold under agreements to repurchase ("repurchase agreements") of $10,857 and other borrowed funds of $8,115.

During the first nine months of 2003, total loans were up $6,154 or 1.1% impacted by an increase in the Company's commercial loans of $12,324 or 6.0%. This growth came mostly from loan originations within the primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio which accounted for 70% of the total increase. In addition, approximately 25% of commercial loan originations came from the growing West Virginia market areas. Furthermore, consumer loans increased by $4,601 or 3.6%. The majority of the consumer loan growth occurred during the third quarter within automobile loans and home equity capital lines. Partially offsetting this increase in loans was a decrease in real estate mortgages which were down $10,758 or 4.8%. The Bank's emphasis on selling a large portion of its new real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") continues to be the primary contributor in 2003 to the decline in new real estate loan volume. Secondary market sales of these real estate loan originations, which are fixed rate loans with fifteen and thirty year terms, will help minimize the Bank's exposure to interest rate risk in a "rising" rate environment. As a result, the Bank has realized a 28% decline in its fifteen and thirty year fixed rate real estate loans.
================================================================================

                                  (continued)

During the first nine months of 2003, investment securities declined $5,785 or 6.5% led by a decline in U.S. government agency securities of $26,224 or 39.2% offset partially by an increase in mortgage-backed securities of $20,014. The Company's demand for U.S. government agency securities has primarily been to satisfy pledging requirements for repurchase agreements. During the first nine months of 2003, the Bank's repurchase agreements have declined 32.8%, lowering the need to secure these balances with agency security investments. The increase in mortgage-backed securities is anticipated to enhance the Company's investment portfolio with a higher rate of return and a more rapid repayment of principal as compared to U.S. government agency securities.

During the first nine months of 2003, the Company experienced a $490 increase in net charge offs from the same time period last year consisting primarily of commercial nonperforming loans. Nonperforming loans decreased to $5,445 at September 30, 2003 compared to $8,060 at December 31, 2002 which lowered the Company's nonperforming loans to total loans ratio to .96% compared to 1.44% for the same time periods. However, the Company has recognized only a minimal decline in its nonperforming assets to total assets ratio, which lowered to 1.18% at September 30, 2003 compared to 1.21% at December 31, 2002. This was due to a shift in nonperforming loans and nonperforming assets in the second quarter of 2003 related to two commercial loans totaling over $3 million that moved from nonaccrual status to other real estate owned, which is classified within other assets on the Company's balance sheet. This has contributed to the Company's increase in other assets, which were up $3,023 over year-end 2002. However, on October 16, 2003, the Bank executed a contract for the sale of significant assets held as collateral on a nonperforming loan which was previously disclosed. The contract calls for the escrow of the sale proceeds pending the recordation, assignment and transfer of certain post closing documents. The satisfaction of the terms of the escrow agreement and transfer of escrowed funds is anticipated to occur in the fourth quarter of 2003. The allowance for loan losses stands at 1.32% of total loans at September 30, 2003 compared to 1.26% at December 31, 2002. Management has increased the ratio of allowance to total loans largely due to the recent 12-month average growth in nonperforming loans that is included in the Company's adequacy of the allowance for loan losses evaluation. Based on this quarterly evaluation, as well as the resolution of the above referred commercial line, management feels that the allowance for loan losses continues to be adequate to absorb probable losses in the loan portfolio.

Total deposit growth during the first nine months of 2003 was primarily in savings and interest-bearing demand deposits, which increased $14,420 or 9.7%. This increase was impacted mostly by a $10,700 increase in NOW accounts, primarily from the third quarter collection of almost $6,000 in real estate taxes by local municipalities who maintain various deposit accounts within the bank. These deposits from tax collections are short-term in nature. Also impacting NOW accounts was a $5,000 increase in the Company's new Shareholder Gold product, which offers a NOW account and many banking benefits to Company shareholders. Further contributing to total deposit growth was non-interest bearing demand deposits which increased $3,097 or 5.2%. Partially offsetting total deposit growth was a decrease in the Company's interest-bearing time deposits which are down $1,272 or .4%.

Other borrowed funds are primarily advances from the Federal Home Loan Bank which are used to fund loan growth or short-term liquidity needs. Other borrowed funds are down $8,115 from December 31, 2002. The need to fund interest-earning asset growth has declined during the first nine months of 2003 contributing to this 8.5% decrease in other borrowings. Additionally, repurchase agreements are down $10,857 or 32.8% from December 31, 2002. This decline was mostly related to the normal fluctuations of a single account during the first quarter of 2003.

================================================================================

                                  (continued)

Total shareholders' equity at September 30, 2003 of $52,963 was up by $2,588 as compared to the balance of $50,375 on December 31, 2002. Contributing most to this increase was year-to-date net income of $4,622 plus proceeds of $555 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $1,841, or $.53 per share year-to-date. While cash dividends represented 40.0% of year-to-date net income, dividends net of proceeds from the dividend reinvestment plan represented 27.8% of year-to-date net income.

RESULTS OF OPERATIONS

Ohio Valley Banc Corp's net income was $1,590 for the third quarter and $4,622 for the first nine months of 2003, up by 12.8% and 15.1% compared to $1,410 and $4,014 for the same periods in 2002. Comparing year-to-date September 30, 2003 to September 30, 2002, return on assets increased from .81% to .89% and return on equity increased from 11.33% to 11.95%. Third quarter earnings per share was $.46 per share, up 12.2% over last year's $.41 per share. During the first nine months of 2003, earnings per share was $1.33 per share, up 14.7% over last year's $1.16 per share. The double-digit growth in net income for the quarter and year-to-date periods in 2003 was driven by an increase in net interest income combined with increases in noninterest income impacted mostly from the gains on sale of loans.

The third quarter and year-to-date increases to net interest income of 1.1% and 4.5% were primarily due to the declines in total interest expense of $1,013 or 19.2% and $2,233 or 14.2% which completely offset the declines in interest income for the same time periods. Although average earning assets have increased by $30,800 compared to the first nine months of 2002, the yield on interest earning assets has declined by 61 basis points which resulted in the overall decrease to interest income. However, the Company benefited from a decline in interest expense which was largely impacted by a 65 basis point decrease in its average funding costs. The benefits of a historical low interest rate environment have helped to minimize the drop in net interest margin for the first nine months of 2003 which finished at 4.33% as compared to 4.36% for the same period in 2002, and also maintain a consistent net interest margin of 4.28% for the third quarter of 2003 as compared to the same margin in the third quarter of 2002. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 16.

The increase in net interest income for the third quarter of 2003 was positively impacted by a $545 decline in provision expense as compared to the third quarter of 2002. This decline in provision expense was related to the provision associated with a large commercial line that became nonperforming in the third quarter of 2002, the resolution of which was discussed previously. The increase in net interest income for the year-to-date period of 2003 was negatively impacted by a $132 increase in provision expense as compared to the same period in 2002. The increase to provision expense was in large part from an 17.7% increase in the Company's net charge-offs realized during the first nine months of 2003 compared to the same period in 2002. The increase in net charge-offs reduces the amount of nonperforming loans in the portfolio. This decline in nonperforming loans, along with sound underwriting policies, have improved the asset quality within the Company's loan portfolio.

Providing additional revenue growth was an increase in noninterest income of $61 or 4.3% and $340 or 8.3% for the third quarter and year-to-date periods of 2003 as compared to 2002. Driving this growth was the Bank's secondary market sales of new real estate loan originations which generated an additional $78 and $409 in noninterest revenue for the third quarter and year-to-date periods of 2003. Additional growth in noninterest revenue related to overdraft fees, service charge income and loan service fees was completely offset by a decrease in loan insurance commission revenue due to state mandated reductions in insurance premiums and less opportunities to sell insurance relative to the decrease in the real estate loan portfolio.
================================================================================

                                  (continued)

Total noninterest expense increased $399 or 8.4% and $179 or 1.2% for the third quarter and year-to-date periods of 2003 as compared to the same periods in 2002. Salaries and employee benefits, the Company's largest noninterest expense, grew $212 or 7.8% and $576 or 7.2% for the third quarter and year-to-date periods of 2003 as compared to the same periods in 2002. The increase was related to the rising cost of medical insurance and annual merit increases. Offsetting the year-to-date rise in salaries and employee benefits was the one time net charge-off of fraudulent check kiting activity during the second quarter of 2002 with the impact net of recoveries being $389. The remaining noninterest expense categories were collectively down from 2002.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum and well capitalized guidelines as identified in the following table:

                                 Company Ratios    Regulatory      Well
                               9/30/03  12/31/02     Minimum    Capitalized

Tier 1 risk-based capital       11.9%     11.0%       4.00%         6.0%
Total risk-based capital ratio  13.2%     12.2%       8.00%        10.0%
Leverage ratio                   9.3%      9.2%       4.00%         5.0%

Cash dividends paid of $1,841 for the first nine months of 2003 represents a 6.5% increase over the cash dividends paid during the same period in 2002. The increase in cash dividends paid is largely due to the increase in net income which allowed the Company to increase the dividend rate paid per share. At September 30, 2003, approximately 76% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock repurchase program, management will continue to utilize reinvested dividends and voluntary cash to make open market purchases of shares, when available, to be redistributed through the dividend reinvestment plan.

LIQUIDITY

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $92,960 represented 13.3% of total assets at September 30, 2003. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2003, the Bank could borrow an additional $36 million from the Federal Home Loan Bank. The Company experienced a decrease of $2,650 in cash and cash equivalents for the nine months ended September 30, 2003. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

================================================================================

                                  (continued)

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

The Company evaluates IRR through the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The modeling process starts with a base case simulation, which assumes a flat interest rate scenario. The base case scenario is compared to rising and falling interest rate scenarios assuming a parallel shift in all interest rates. Comparisons of net interest income and net income fluctuations from the flat rate scenario illustrate the risks associated with the projected balance sheet structure.

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

The following table presents the Company's estimated net interest income sensitivity:

                               September 30, 2003             December 31, 2002
Change in Interest Rates      Percentage Change in          Percentage Change in
     in Basis Points           Net Interest Income           Net Interest Income
------------------------      --------------------          --------------------
         +300                         .78%                          (1.75%)
         +200                         .27%                          (1.52%)
         +100                        (.31%)                          (.92%)
         -100                        1.48%                           2.56%

The Company is well within the policy guidelines established by the Board. The Company's balance sheet is considered asset sensitive which contributes to the increase in net interest income in the rates up 200 and 300 basis points. Net interest income declines in rates up 100 basis points due to the index rate on a portion of variable rate real estate loans being below the current interest rate floor by approximately 75 basis points. In a declining rate environment, net interest income increases from the interest rate floors on variable rate commercial and real estate loans. Due to historically low interest rates, management moved the balance sheet to an asset sensitive position by implementing various strategies. Management has been targeting variable rate commercial and residential real estate loans while selling long-term, fixed-rate residential mortgages upon origination. Furthermore, management has secured longer-term funding by pricing the Company's certificates of deposits to attract longer maturities and by extending the maturity structure of wholesale funds such as Federal Home Loan Bank advances. As compared to December 31, 2002, the Company has reduced its exposure to net interest income fluctuations due to interest rate changes.

================================================================================

Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Ohio Valley Banc Corp's management, including our Chief Executive Officer and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Ohio Valley Banc Corp in reports that it files or submits under the Exchange Acts is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Treasurer have concluded that there were no significant changes in Ohio Valley Banc Corp's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------
  None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
  None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None

Item 5 - Other Information
--------------------------
  None

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------
  (a) Exhibit 31.1 - Certification of Principal Executive Officer (Section 302 Certification)
  (b) Exhibit 31.2 - Certification of Principal Financial Officer (Section 302 Certification)
  (c) Exhibit 32 - Certification of Periodic Financial Report (Section 906 Certification)
  (d)  Reports on Form 8-K:

       The Company filed a report on Form 8-K dated July 11, 2003 related to the issuance of a news release announcing its earnings for the second quarter and year-to-date periods ending June 30, 2003.


                                     OHIO VALLEY BANC CORP
                                     -------------------------------------------


Date  November 14, 2003              /s/ Jeffrey E. Smith
      -------------------            -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date  November 14, 2003              /s/ Larry E. Miller, II
      -------------------            -------------------------------------------
                                     Larry E. Miller, II
                                     Senior Vice President and Treasurer


================================================================================

                                  Exhibit 31.1
                  Certification of Principal Executive Officer
                            RULE 13a-14(a)/15d-14(a)


I, Jeffrey E. Smith, certify that:

1.       I have  reviewed this Quarterly Report on Form 10-Q of Ohio Valley Banc
         Corp;

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


Date: November 14, 2003

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

                                  Exhibit 31.2
                  Certification of Principal Financial Officer
                            RULE 13a-14(a)/15d-14(a)


I, Larry E. Miller, II, certify that:

1.       I have  reviewed this Quarterly Report on Form 10-Q of Ohio Valley Banc
         Corp;

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


Date: November 14, 2003

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

                                   EXHIBIT 32
             CERTIFICATION PURSUANT TO TITLE 18, UNITED STATES CODE,
             SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE
                          SARBANES - OXLEY ACT OF 2002


  In connection with the Quarterly Report of Ohio Valley Banc Corp (the "Corporation") on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jeffrey E. Smith, President and Chief Executive Officer of the Corporation, and Larry E. Miller, II, Senior Vice President and Treasurer (Principal Financial Officer) of the Corporation, each certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

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


* /s/ Jeffrey E. Smith                               * /s/ Larry E. Miller, II
----------------------                               -------------------------
Jeffrey E. Smith,                                     Larry E. Miller, II
President and Chief Executive Officer                 Senior Vice President and
                                                      Treasurer      (Principal
                                                      Financial Officer)

Dated:  November 14, 2003                             Dated:  November 14,  2003






* A signed original of this written statement required by Section 906 has been provided to Ohio Valley Banc Corp and will be retained by Ohio Valley Banc Corp and furnished to the Securities and Exchange Commission or its staff upon request.