Form 10-K
period 2003-12-31
OHIO VALLEY BANC CORP
filed 2004-03-15
CIK 894671

VIA EDGAR

March 15, 2004

U.S. Securities and Exchange Commission
450 Fifth Street, N.W. Judiciary Plaza
Washington, D.C. 20549-0114

     Re:  Ohio Valley Banc Corp
          Annual Report on Form 10-K

To the Commission:

     In accordance  with the Securities  Exchange Act of 1934, as amended,  I am
enclosing  herewith,  on behalf of Ohio Valley Banc Corp   (the  "Registrant") a
copy of the Annual Report on Form 10-K for December 31, 2003.

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

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2003

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

The aggregate market value of the common shares of the Registrant held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common shares as of June 30, 2003 was $101,175,510.

The number of common shares of the registrant outstanding as of February 27, 2004 was 3,507,555 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 2003 Annual Report to Shareholders of Ohio Valley Banc Corp (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2004 are incorporated by reference into Part III,Items 10, 11, 12 and 13.

Exhibit Index begins on page 24.

                                     PART I

ITEM 1 - BUSINESS

                         General Description of Business

Ohio Valley Banc Corp ("Ohio Valley"), a financial holding company, was incorporated under the laws of the State of Ohio on January 8, 1992. Ohio Valley is registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631. Ohio Valley's common shares are listed on the NASDAQ Securities Market under the symbol "OVBC".

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

Ohio Valley's wholly-owned subsidiary, Loan Central, Inc. (Loan Central), was formed on February 1, 1996. Loan Central is engaged in consumer finance. Loan Central was incorporated under the laws of the State of Ohio governing finance companies.

Ohio Valley's wholly owned subsidiary, Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), was formed on January 10, 2000 as a joint venture with an insurance agency. Ohio Valley Financial Services is engaged in selling life insurance. On September 30, 2002, Ohio Valley assumed a 100% ownership interest of Ohio Valley Financial Services. Ohio Valley Financial Services was approved under the guidelines of the State of Ohio Department of Insurance.

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

Prior to 2003, Ohio Valley classified its 100% ownership of Ohio Valley Statutory Trusts I and II as wholly owned subsidiaries and consolidated these investments in the Company's financial statements as liabilities. Under new accounting guidance outlined by Financial Accounting Standards Board Interpretation No. 46, the trusts are no longer consolidated with the Company. As a result, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trusts. Further detail on this new accounting guidance and the deconsolidation of Ohio Valley Statutory Trusts I and II is located in Ohio Valley's 2003 Annual Report to Shareholders under Note A - Summary of Significant Accounting Policies on page 11 and Note I - Subordinated Debentures and Trust Preferred Securities on page 18. All such information is incorporated herein by reference.

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

Consolidated revenues from loans accounted for 81.07%, 82.29% and 82.18% of total consolidated revenues in 2003, 2002 and 2001, respectively. Revenues from interest and dividends on securities accounted for 7.23%, 7.16% and 8.09% of total consolidated revenues in 2003, 2002 and 2001, respectively. The Bank presently has seventeen offices, all of which offer automatic teller machines ("ATM's"). Seven of these offices also offer drive-up services. The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2003.

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

Commercial lending entails significant risks in its exposure to higher average dollars per loan as compared with other types of lending (i.e., single-family residential mortgagelending, installment lending and credit card loans). The payment experience on commercial loans is typically dependent on adequate cash flows to service both interest and principal due. Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.

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

The market area for real estate lending by the Bank is also located in southeastern Ohio and portions of western West Virginia. The Bank generally requires the amount of a residential real estate loan be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one year adjustable to thirty year fixed rate mortgages. In the third quarter of 2002, the Bank began selling a large portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing. Secondary market sales of these real estate loans, which have fixed rates with fifteen to thirty year terms, will assist in minimizing the Bank's exposure to interest rate risk in a rising rate environment. Real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney's opinion of title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as loss payee. Home equity lines of credit are generally made as second mortgages by the Bank. The home equity lines of credit are written with ten year terms but are reviewed annually. A variable interest rate is generally charged on the home equity lines of credit.

Beginning in December 1996, the Bank began a phase of SuperBank branch openings with the objective of further enhancing customer service through extended hours and convenience as well as expanding the new market area of western West Virginia. From 1996 to 2001, the Bank opened eight SuperBank facilities within supermarkets and Wal-Mart stores. These new branches service the market areas of Gallia, Jackson, Meigs and Lawrence counties in Ohio as well as the growing Kanawha and Cabell counties in West Virginia.

With the advent of the Gramm-Leach-Bliley Act, Ohio Valley began to expand its businessbeyond banking services. In October 2000, Ohio Valley combined resources with five unaffiliated financial holding companies, a private equity firm and a group of insurance executives to purchase ProFinance Holdings Corporation, a property and casualty insurance underwriter and reinsurance company. Ohio Valley also formed Ohio Valley Financial Services, a life insurance company, which opened for business on January 2, 2001. Ohio Valley Financial Services initially operated as a joint venture with an existing insurance agency (The Wiseman Agency, Inc.) located in Jackson, Ohio. However, The Wiseman Agency, Inc. exited the venture in September 2002, leaving Ohio Valley with 100% equity ownership of the insurance company. Furthermore, Ohio Valley participated as an investor with two other banks to acquire BSG Title Services, a title insurance agency which opened for business on March 2, 2001. BSG Title Services offers title insurance to real estate, commercial and consumer loan customers.

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

Regulation W became effective on April 1, 2003 and under this adoption, all existing Federal Reserve Board interpretations of Sections 23A and 23B will be rescinded.

A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

In response to the Sarbanes-Oxley Act, Ohio Valley adopted a series of procedures to improve its already strong corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee to evaluate and monitor the continued effectiveness of the design and operation of Ohio Valley's disclosure controls for financial reporting. This committee consists of key members of Ohio Valley's management, including the Chief Executive Officer and the Treasurer. See Item 9A "Controls and Procedures" for Ohio Valley's evaluation of its disclosure controls and procedures.

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

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be considered adequately capitalized is 8%. At least 4.0 percentage points is to be comprised of common shareholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 Capital and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 Capital to total assets) of 3% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member banks, such as the Bank, are subject to similar capital requirements adopted by the FDIC. Ohio Valley and the Bank currently satisfy all applicable capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

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

Because BIF was fully funded, BIF assessments for healthy commercial banks was $0 per year during 2003. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF (the "FICO Assessment"). As a result of such cost sharing, the FICO Assessments for healthy banks during 2004 will be $0.020 per $100 in deposits. Based upon their level of deposits at December 31, 2003, the projected FICO Assessment for the Bank would be $78,156 for 2004.

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

                                Other Information

Management anticipates no material effect upon the capital expenditures, earnings and competitive position of Ohio Valley or its subsidiaries by reason of any laws regulating or protecting the environment. Ohio Valley believes that the nature of the operations of the subsidiaries has little, if any, environmental impact. Ohio Valley, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the foreseeable future.

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

As of December 31, 2003, Ohio Valley and its subsidiaries employed 262 full-time equivalent employees. Management considers its relationship with its employees to be good.

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

                             Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosures in Ohio Valley's 2003 Annual Report to Shareholders which are hereby incorporated herein by reference.

                             Ohio Valley Banc Corp.
                             Statistical Information

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 2003, 2002 and 2001 is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income", within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2003 Annual Report to Shareholders.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2003, 2002 and 2001 is incorporated herein by reference to the information appearing under the caption "Table II -
Rate Volume Analysis of Changes in Interest Income & Expense", within "Management's Discussion and Analysis of Operations" located on page 32 of Ohio Valley's 2003 Annual Report to Shareholders. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

     Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.

Changes not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate.

II.        SECURITIES

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)                2003      2002      2001
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Treasury securities ..........                      $  1,993
       U.S. Government agency securities..  $ 37,785  $ 66,838    53,056
       Mortgage-backed securities.........    33,364     3,425     1,734
       Marketable equity securities.......     5,203     5,001     4,776
                                            --------- --------- ---------
        Total securities available-for-sale $ 76,352  $ 75,264  $ 61,559
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states of the U.S.
         and political subdivisions.......  $ 12,724  $ 13,821    13,765
       Mortgage-backed securities.........       111       169       208
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 12,835  $ 13,990  $ 13,973
                                            ========= ========= =========

B. Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities", within "Management's Discussion and Analysis of Operations" located on page 33 of Ohio Valley's 2003 Annual Report to Shareholders.

C.  Excluding   obligations  of  the  U.S.  Government  and  its  agencies,   no
concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(dollars in thousands)          2003      2002      2001      2000      1999
                                ----      ----      ----      ----      ----

    Real estate loans        $217,636  $224,212  $226,212  $209,724  $201,625
    Commercial loans          220,724   205,508   173,154   139,826   119,585
    Consumer loans            134,720   128,662   108,437    98,013    88,942
    All other loans               624     1,179       857       740     1,006
                             --------  --------  --------  --------  --------
                             $573,704  $559,561  $508,660  $448,303  $411,158
                             ========  ========  ========  ========  ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VII - Maturity and Repricing Data of Loans", within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2003 Annual Report to Shareholders.

C. 1. Risk Elements - Gross interest income that would have been recorded on loans that were troubled debt restructurings, nonaccrual or past due 90 days is estimated to be $350,000 for the fiscal year ending December 31, 2003. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Summary of Nonperforming and Past Due Loans", within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2003 Annual Report to Shareholders.

  2. Potential Problem Loans - At December 31, 2003, there are approximately $475,000 of loans, which are not included in "Table VI - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2003 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

  3. Foreign Outstandings - There were no foreign outstandings at December 31, 2003, 2002 or 2001.

  4. Loan Concentrations - As of December 31, 2003, there were no concentrations of loans greater than 10% of total loans which are not otherwisedisclosed as a category of loans pursuant to Item III.A. above. Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within Note A of the Notes to the Consolidated Financial Statements of Ohio Valley's 2003 Annual Report to Shareholders incorporated herein by reference.

  5. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2003, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

    (dollars in thousands)        2003      2002      2001      2000      1999
                                  ----      ----      ----      ----      ----

Balance, beginning of year      $7,069    $6,251    $5,385    $5,055    $4,277

Loans charged-off:
    Real estate                  1,110       636       659        92        41
    Commercial                   2,267     2,272       620        61       454
    Consumer                     2,661     2,656     1,903     1,642     1,298
                              --------  --------  --------  --------   -------
   Total loans charged-off       6,038     5,564     3,182     1,795     1,793

Recoveries of loans:
    Real estate                    279       119        69         4        13
    Commercial                   1,057       158        17         0        23
    Consumer                       887       635       459       231       232
                              --------   -------  --------  --------   -------
   Total recoveries of loans     2,223       912       545       235       268

Net loan charge-offs            (3,815)   (4,652)   (2,637)   (1,560)   (1,525)
Provision charged to operations  4,339     5,470     3,503     1,890     2,303
                              --------   -------  --------  --------   -------
Balance, end of year            $7,593    $7,069    $6,251    $5,385    $5,055
                              ========   =======  ========  ========   =======
Ratio of Net Charge-offs to
Average Loans outstanding         .68%      .86%      .56%      .36%      .40%
                              ========   =======  ========  ========   =======
Ratio of Allowance for Loan Losses
to Non-Performing Assets       140.66%    83.16%    94.73%    80.70%    75.52%
                              ========   =======  ========  ========   =======

Discussion on factors which influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption "Loans" within "Management's Discussion and Analysis of Operations" located on page 33 of Ohio Valley's 2003 Annual Report to Shareholders.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Allocation of the Allowance for Loan Losses", within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2003 Annual Report to Shareholders.

V. DEPOSITS

A. Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income", within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2003 Annual Report to Shareholders.

C.&E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2003, 2002, or 2001.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2003:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
             (dollars in thousands)    or less   6 months   12 months  12 months
                                       -------   --------   ---------  ---------

Certificates of deposit of
$100,000 or greater ................. $  9,091   $ 5,465    $ 24,500   $ 45,195
Other time deposits of
$100,000 or greater .................    1,326     1,363       2,711      2,493
                                      --------   -------    --------   --------
Total time deposits of
$100,000 or greater ................. $ 10,417   $ 6,828    $ 27,211   $ 47,688
                                      ========   =======    ========   ========

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Operations" located on page 40 of Ohio Valley's 2003 Annual Report to Shareholders.

VII. SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

         (dollars in thousands)                    2003      2002      2001
                                                   ----      ----      ----

    Balance outstanding at period-end .......... $ 24,018  $ 33,052  $ 29,274
                                                 --------  --------  --------
    Weighted average interest rate at period-end     .80%     1.08%     1.90%
                                                 --------  --------  --------
    Average amount outstanding during year ..... $ 23,396  $ 23,090  $ 19,893
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year .........................     .87%     1.56%     3.15%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end ............................... $ 35,213  $ 33,052  $ 29,274
                                                 --------  --------  --------

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

The Bank also owns eight ATM's that are not included in its existing branch facilities listed above. A summary of these ATM's are as follows:

   1) Proctorville Kroger ATM       6306 State Route 7, Proctorville, OH
   2) Sunoco Food Mart ATM          3175 Route 60 East, Huntington, WV
   3) BP Truck Stop ATM             Route 35 and 5 Mile Rd., Fraziers Bottom, WV
   4) One Stop Exxon ATM            501 8th Street, Huntington, WV
   5) Buckeye Foodland ATM          9039 State Route 160, Bidwell, OH
   6) Holzer Medical Center ATM     100 Jackson Pike, Gallipolis, OH
   7) Pleasant Valley Hospital ATM  2520 Valley Drive, Point Pleasant, WV
   8) Bob Evans ATM                 3776 South High Street, Columbus, OH

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of 2003 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information regarding Ohio Valley's executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in Ohio Valley's 2004 Proxy Statement. In addition to James L. Dailey, Chairman, and Jeffrey E. Smith, President and Chief Executive Officer, who are included in Ohio Valley's 2004 Proxy Statement under the caption "Election of Directors" on page 4, the executive officers of Ohio Valley are as follows:

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Sue Ann Bostic, 62         Vice President  of Ohio Valley beginning 1996, Senior
                           Vice President, Administrative Group of the Bank beginning 1996.

Cherie A. Barr, 37         Vice   President  of  Ohio  Valley   beginning  1998,
                           President of Loan Central beginning 2000, President and Secretary of Loan Central from 1999 to 2000,
                           Senior Vice President and Secretary of Loan Central from 1998 to 1999.

Katrinka V. Hart, 45       Senior Vice President of Ohio Valley  beginning 2003,
                           Executive Vice President and Risk Management Officer of the Bank beginning 2003, Vice President of Ohio
                           Valley  from  1995  to  2003,  Senior Vice President,
                           Retail Bank Group  and Risk Management Officer of the
                           Bank from 2001 to 2003, Senior Vice President, Retail
                           Bank Group of the Bank beginning 1995.

Mario P. Liberatore, 58    Vice  President of Ohio Valley beginning 1997, Senior
                           Vice President, West Virginia Bank Group of the Bank beginning 1997.

E. Richard Mahan, 58       Senior Vice  President  and  Secretary of Ohio Valley
                           beginning   2000,   Executive   Vice   President  and
                           Secretary  of the Bank  beginning  2000,  Senior Vice
                           President   of   Ohio  Valley   from  1999  to  2000,
                           Executive  Vice  President  of the Bank  from 1999 to
                           2000, Vice  President  of Ohio  Valley  from  1995 to
                           1998, Senior Vice President, Commercial Bank Group of the Bank from 1995 to 1998.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Larry E. Miller, II, 39    Senior Vice President  and  Treasurer of Ohio  Valley
                           beginning   2000,   Executive   Vice   President  and
                           Treasurer  of the Bank  beginning  2000,  Senior Vice
                           President  of   Ohio   Valley   from  1999  to  2000,
                           Executive  Vice  President  of the Bank  from 1999 to
                           2000,  Vice President  of  Ohio  Valley  from 1995 to
                           1998, Senior Vice President, Financial Bank Group of the Bank from 1995 to 1998.

Harold A. Howe, 54         Vice   President  of   Ohio   Valley  beginning 1998,
                           President of Jackson Savings Bank from 1994 to 2000.

David L. Shaffer, 45       Vice   President   of  Ohio   Valley  beginning 2000,
                           Senior Vice  President,  Commercial Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Commercial
                           Lending   of  the  Bank  from  1999  to  2000,   Vice
                           President,  Retail  Lending  of the Bank from 1994 to
                           1999.

Sandra L. Edwards, 56      Vice  President  of  Ohio   Valley   beginning  2000,
                           Senior Vice  President,  Financial  Bank Group of the
                           Bank  beginning  2000,  Vice  President,   Management
                           Information  Systems  of the Bank  from 1999 to 2000,
                           Assistant Vice President, Operations Center Manager of the Bank from 1993 to 1999.

Scott W. Shockey, 34       Assistant  Treasurer  of  Ohio Valley beginning 2001,
                           Vice  President  and Chief  Financial  Officer of the
                           Bank  beginning  2001,  Assistant  Vice President and
                           Comptroller of the Bank from 1999 to 2001,  Assistant
                           Cashier and Regulatory Reporting Manager of the Bank from 1995 to 1999.

Cindy H. Johnston, 43      Assistant  Secretary  of Ohio  Valley beginning 1995,
                           Assistant Secretary of the Bank beginning 1995,

Paula W. Salisbury, 45     Assistant  Secretary of  Ohio  Valley beginning 1995,
                           Assistant Secretary of the Bank beginning 1995

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required under this item is located under the captions "Summary of Common Stock Data" located on page 41 in Ohio Valley's 2003 Annual Report to Shareholders, "Capital Resources" within "Management's Discussion and Analysis of Operations" located on page 36 of Ohio Valley's 2003 Annual Report to Shareholders and Note P within the Notes to the Consolidated Financial Statements - "Regulatory Matters" located on page 23 of Ohio Valley's 2003 Annual Report to Shareholders. All such information is incorporated herein by reference.

Ohio Valley was not involved in any sale of unregistered securities during its 2003 fiscal year.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this item is incorporated by reference to the information appearing under the caption "Selected Financial Data" located on page 4 of Ohio Valley's 2003 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this item is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Operations" located on pages 27-40 of Ohio Valley's 2003 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

The information required under this item is included in Table VIII - "Interest Rate Sensitivity" and the caption "Interest Rate Sensitivity and Liquidity" found within "Management's Discussion and Analysis of Operations" located on pages 27-40 of Ohio Valley's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to pages 6-26 of Ohio Valley's 2003 Annual Report to Shareholders. The "Report of Independent Auditors" and the supplementary "Consolidated Quarterly Financial Information (unaudited)" located on pages 5 and 26, respectively, of Ohio Valley's 2003 Annual Report to Shareholders are also incorporated herein by reference.

Report of Independent Auditors
Consolidated Statements of Condition as of December 31, 2003 and 2002 Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders' Equity for the
  years ended December 31, 2003, 2002 and 2001
Consolidated  Statements of  Cash Flows for the years ended December 31, 2003,
  2002 and 2001
Notes to the Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ohio Valley has not changed accountants during the two year period ending December 31, 2003, nor has it had disagreements with its accountants on accounting or financial disclosure matters.

ITEM 9A - CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, Ohio Valley's principal executive officer and principal financial officer concluded that Ohio Valley's disclosure controls and procedures as of December 31, 2003 were effective in ensuring that material information relating to Ohio Valley and its consolidated subsidiaries, is made known to them, particularly during the period for which Ohio Valley's periodic reports, including this Annual Report on Form 10-K, are being prepared.

In addition, there were no changes during the period covered by this Annual report on Form 10-K in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on April14, 2004 (the "2004 Proxy
Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" located on pages 4-6 and page 3, respectively, of the 2004 Proxy Statement. In addition, certain information concerning executive officers of Ohio Valley is set forth in the portion of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant."

The Board of Directors of Ohio Valley has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee is posted under the "Charters" link on the homepage of Ohio Valley's Internet website.

In accordance with the requirements of Item 406 of Regulation S-K, the Board of Directors of Ohio Valley has adopted a Code of Ethics covering the directors, officers and employees of Ohio Valley and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Ohio Valley. Interested persons may obtain copies of the Code of Ethics without charge by writing to Ohio Valley Banc Corp,
Attention: E. Richard Mahan, Secretary, P.O. Box 240, Gallipolis, Ohio 45631.

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the information appearing under the caption "Compensation of Executive Officers and Directors" located on page 9 of the 2004 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required under this item is incorporated herein by reference to the information appearing under the caption "Ownership of Certain Beneficial Owners and Management" located on pages 2-3 of the 2004 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the information appearing under the caption "Certain Relationships and Related Transactions" located on page 14 of the 2004 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information  required under this item is incorporated herein by reference to
the  information   appearing  under  the  caption  "Services   Rendered  by  the
Independent Auditor" located on pages 16-17 of the 2004 Proxy Statement.

                                    PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

A. (1) Financial Statements

The following  consolidated financial statements of the Registrant appear in the
2003  Annual  Report  to   Shareholders,   Exhibit  13,  and  are   specifically
incorporated by reference under Item 8 of this Form 10-K:

Report of Independent Auditors
Consolidated Statements of Condition as of December 31, 2003 and 2002 Consolidated Statements of Income for the years ended
  December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001
Notes to the Consolidated Financial Statements

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index which is found on page 24 of this Form 10-K.


B. Reports on Form 8-K

Ohio Valley filed a Current Report on Form 8-K with the SEC on October 10, 2003 (SEC File No. 0-20914) regarding the issuance of a press release announcing its earnings for the third quarter and year-to-date periods ending September 30, 2003. This 8-K filing is being incorporated into this Form 10-K by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                          OHIO VALLEY BANC CORP.

Date: March    15   , 2004                        By   /s/James L. Dailey
            --------                                   -------------------------
                                                       James L. Dailey, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15 , 2004 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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

/s/Anna P. Barnitz                      Director
-----------------------------
Anna P. Barnitz

/s/W. Lowell Call                       Director
-----------------------------
W. Lowell Call

/s/Robert H. Eastman                    Director
-----------------------------
Robert H. Eastman

/s/Brent A. Saunders                    Director
-----------------------------
Brent A. Saunders

/s/Steven B. Chapman                    Director
-----------------------------
Steven B. Chapman

/s/Thomas E. Wiseman                    Director
-----------------------------
Thomas E. Wiseman

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

   Exhibit Number                           Exhibit Description

         3(a)                 Amended Articles of  Incorporation of Ohio Valley.
                              Incorporated herein by reference to Exhibit 3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 1997 (SEC File No. 0-20914).

         3(b) Code of Regulations of Ohio Valley. Incorporated herein by reference to Exhibit 3(b) to Ohio Valley's current report on Form 8-K (SEC File No. 0-20914) filed November 6, 1992.

         4 Agreement to furnish instruments and agreements defining rights of holders of long-term debt. Filed herewith.

         10.1 Split Dollar Agreement, dated November 11, 1996, between Jeffrey E. Smith and The Ohio Valley Bank Company. Incorporated herein by reference to
                              Exhibit 10.1 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         10.2 Schedule A to Exhibit 10.1 identifying other identical Split Dollar Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp. Incorporated herein by reference to Exhibit 10.2 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         10.3 Director Retirement Plan, dated October 10, 2002, between Brent A. Saunders and The Ohio Valley Bank Company. Incorporated herein by reference to
                              Exhibit 10.3 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         10.4 Schedule A to Exhibit 10.3 identifying other identical director retirement plans between The Ohio Valley Bank Company and executive officers who are directors of Ohio Valley Banc Corp. Incorporated herein by reference to Exhibit 10.4 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         10.5 Salary Continuation Plan, dated January 2, 1997, between Jeffrey E. Smith and The Ohio Valley Bank Company. Incorporated herein by reference to
                              Exhibit 10.5 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         10.6 Schedule A to Exhibit 10.5 identifying other identical salary continuation plans between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp. Incorporated herein by reference to Exhibit 10.6 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         10.7 Deferred Compensation Plan, dated November 11, 2002, between Barney A. Molnar and The Ohio Valley Bank Company. Incorporated herein by reference to
                              Exhibit 10.7 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         10.8 Schedule A to Exhibit 10.7 identifying other identical deferred compensation plans between The Ohio Valley Bank Company and executive officers or directors of Ohio Valley Banc Corp. Incorporated herein by reference to Exhibit 10.8 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2002 (SEC File No. 0-20914).

         11 Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

         13 Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2003 filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

         21                   Subsidiaries of Ohio Valley. Filed herewith.

         23 Consent of IndependentAccountant - Crowe Chizek and Company LLC. Filed herewith.

         31.1 Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer). Filed herewith.

         31.2 Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer). Filed herewith.

         32 Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer). Filed herewith.