Form 10-Q
period 2004-03-31
OHIO VALLEY BANC CORP
filed 2004-05-10
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period
                                     ended:
                                 MARCH 31, 2004

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission file number: 0-20914
                                                 -------
                             Ohio Valley Banc Corp
                             ----------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
                   -------------------------------------------
         (State or other jurisdiction of incorporation or organization)

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

                                 Not Applicable
                           ------------------------
Former name, former address and formal fiscal year, if changed since last report


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

The number of common shares of the Registrant outstanding as of April 30, 2004 was 3,467,261

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

================================================================================


Part I - Financial Information

      Item 1 - Financial Statements (Unaudited)

      Consolidated Balance Sheets                                             1

      Consolidated Statements Of Income                                       2

      Condensed Consolidated Statements of Changes in Shareholders' Equity    3

      Condensed Consolidated Statements of Cash Flows                         4

      Notes to the Consolidated Financial Statements                          5

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 11

      Item 3 - Quantitative and Qualitative Disclosure About Market Risk     18

      Item 4 - Controls and Procedures                                       19

Part II - Other Information

      Item 1 - Legal Proceedings                                             19

      Item 2 - Changes in Securities, Use of Proceeds and Issuer
               Repurchases of Equity Securities                              20

      Item 3 - Defaults Upon Senior Securities                               21

      Item 4 - Submission of Matters to a Vote of Security Holders           21

      Item 5 - Other Information                                             21

      Item 6 - Exhibits and Reports on Form 8-K                              21

Signatures

                             OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================


                                                     March 31,      December 31,
                                                       2004             2003
                                                   ------------     ------------
ASSETS
Cash and cash equivalent                                15,600           17,753
Interest-bearing deposits in other banks                   857              859
Securities available-for-sale                           73,242           76,352
Securities held-to-maturity (estimated fair
  value:  2004 - $13,450; 2003 - $13,547)               12,592           12,835
Total loans                                            584,539          573,704
  Less:  Allowance for loan losses                      (8,040)          (7,593)
                                                   ------------     ------------
     Net loans                                         576,499          566,111
Premises and equipment, net                              9,095            9,142
Accrued income receivable                                3,046            2,700
Goodwill                                                 1,267            1,267
Bank owned life insurance                               13,358           13,222
Other assets                                             7,635            7,086
                                                   ------------     ------------
          Total assets                             $   713,191      $   707,327
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    64,325      $    62,235
Interest-bearing deposits                              465,761          445,274
                                                   ------------     ------------
     Total deposits                                    530,086          507,509
Securities sold under agreements to repurchase          24,085           24,018
Other borrowed funds                                    83,595          101,562
Subordinated debentures                                 13,500           13,500
Accrued liabilities                                      7,449            6,330
                                                    -----------     ------------
          Total liabilities                            658,715          652,919
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
    shares authorized; 2004 - 3,667,356 shares
    issued, 2003 - 3,658,212 shares issued)              3,667            3,658
Additional paid-in capital                              31,216           30,962
Retained earnings                                       24,279           23,343
Accumulated other comprehensive income                     696              624
Treasury stock, at cost (2004 - 200,095 shares;
  2003 - 159,611 shares)                                (5,382)          (4,179)
                                                    -----------     ------------
          Total shareholders' equity                    54,476           54,408
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  713,191      $   707,327
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                                     Three months ended
                                                           March 31,
                                                  2004                  2003
                                             -------------         -------------
Interest and dividend income:
     Loans, including fees                   $      9,959          $     10,687
     Securities:
        Taxable                                       734                   686
        Tax exempt                                    145                   174
     Dividends                                         52                    49
     Other Interest                                     1                    16
                                             -------------         -------------
                                                   10,891                11,612

Interest expense:
     Deposits                                       2,741                 3,316
     Securities sold under agreements
        to repurchase                                  42                    53
     Other borrowed funds                             950                 1,088
     Subordinated debentures                          235
     Obligated mandatorily redeemable capital
         securities of subsidiary trust                                     239
                                             -------------         -------------
                                                    3,968                 4,696
                                             -------------         -------------

Net interest income                                 6,923                 6,916
Provision for loan losses                             768                 1,385
                                             -------------         -------------
Net interest income after provision
    for loan losses                                 6,155                 5,531

Noninterest income:
     Service charges on deposit accounts              759                   697
     Trust fees                                        52                    52
     Income from bank owned insurance                 163                   172
     Net gain on sale of loans                          6                   196
     Other                                            326                   329
                                             -------------         -------------
                                                    1,306                 1,446

Noninterest expense:
     Salaries and employee benefits                 3,040                 2,797
     Occupancy                                        328                   332
     Furniture and equipment                          283                   237
     Data processing                                  178                   160
     Other                                          1,358                 1,398
                                             -------------         -------------
                                                    5,187                 4,924
                                             -------------         -------------

Income before income taxes                          2,274                 2,053
Provision for income taxes                            708                   593
                                             -------------         -------------

NET INCOME                                   $      1,566          $      1,460
                                             =============         =============

Earnings per share                           $       0.45          $       0.42
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
================================================================================

                                                       Three months ended
                                                             March 31,
                                                       2004             2003
                                                   ------------     ------------

Balance at beginning of period                     $    54,408      $    50,375

Comprehensive income:
   Net income                                            1,566            1,460
   Change in unrealized gain (loss) on
     available-for-sale securities                         109             (236)
   Income tax effect                                       (37)              80
                                                   ------------     ------------
        Total comprehensive income                       1,638            1,304

Proceeds from issuance of common
   stock through dividend reinvestment plan                263              234

Cash dividends                                            (630)            (589)

Shares acquired for treasury                            (1,203)
                                                   ------------     ------------

Balance at end of period                           $    54,476      $    51,324
                                                   ============     ============

Cash dividends per share                           $      0.18      $      0.17
                                                   ============     ============
Shares from common stock issued
    through dividend reinvestment plan                   9,144           10,547
                                                   ============     ============

Shares acquired for treasury                            40,484
                                                   ============     ============



================================================================================

               See notes to the consolidated financial statements.

                           OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                    Three months ended March 31,
                                                     2004               2003
                                                 ------------       ------------

Net cash provided by operating activities:        $    2,731        $    2,450

Investing activities:
     Proceeds from maturities of
        securities available-for-sale                  6,285             14,753
     Purchases of securities available-
        for-sale                                      (3,068)            (8,261)
     Proceeds from maturities of
        securities held-to-maturity                      236                 38
     Change in interest-bearing deposits
        in other banks                                     2                 18
     Net change in loans                             (11,207)                85
     Proceeds from sale of other real
        estate owned                                                        (47)
     Purchases of premises and equipment                (239)              (278)
                                                 ------------       ------------
          Net cash from (used) in investing
              activities                              (7,991)             6,308

Financing activities:
     Change in deposits                               22,577             14,539
     Cash dividends                                     (630)              (589)
     Proceeds from issuance of common stock              263                234
     Purchases of treasury stock                      (1,203)
     Change in securities sold under
        agreements to repurchase                          67            (11,814)
     Proceeds from long-term borrowings                3,000              3,390
     Repayment of long-term borrowings                (5,615)            (6,141)
     Change in other short-term borrowings           (15,352)            (2,915)
                                                 ------------       ------------
          Net cash from (used) in financing
              activities                               3,107             (3,296)
                                                 ------------       ------------

Change in cash and cash equivalents                   (2,153)             5,462
Cash and cash equivalents at beginning of period      17,753             23,451
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    15,600        $    28,913
                                                 ============       ============

SUPPLEMENTAL DISCLOSURE
-----------------------
Cash paid for interest                           $     4,524        $     5,639
Cash paid for income taxes                               207                170
Non-cash tranfers from loans to other real
    estate owned                                          50                368


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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (the "Company") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc., a consumer finance company and Ohio Valley Financial Services Agency, LLC, an insurance company. As further discussed in Note 1, trusts that had previously been consolidated with the Company are now reported separately. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2004, and its results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2004. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2003, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

INCOME TAX
Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

CASH FLOW
For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings and interest-bearing deposits with other financial institutions.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE
Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,500,359 and 3,469,079 for the three months ending March 31, 2004 and 2003, respectively.

LOANS
Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on loans is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.
Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

ACCOUNTING PRONOUNCEMENTS
In 2003, the Company adopted FASB Interpretation 46, Consolidation of Variable Interest Entities. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to 2003, Ohio Valley Statutory Trusts I and II were consolidated in the Company's financial statements, with the trust preferred securities issued by the trust reported in liabilities and the subordinated debentures issued by the Company eliminated in consolidation. Under this new accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the Company's equity interest in the trusts cannot be received until the subordinated debentures are repaid, these amounts have been netted. The effect of no longer consolidating the trust changes certain balance sheet classifications but does not change the Company's equity or net income. Accordingly, the amounts previously reported as "obligated mandatorily redeemable capital securities of a subsidiary trust" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet.









================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                               March 31,            December 31,
                                                 2004                   2003
                                         ----------------       ----------------

Commercial and industrial loans          $       227,404        $       220,724
Real estate loans                                219,550                217,636
Consumer loans                                   137,072                134,720
Other loans                                          513                    624
                                         ----------------       ----------------
                                         $       584,539        $       573,704
                                         ================       ================

At March 31, 2004 and December 31, 2003, loans on nonaccrual status were approximately $2,102 and $2,655, respectively. Loans past due more than 90 days and still accruing at March 31, 2004 and December 31, 2003 were $974 and $659, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Following is an analysis of changes in the allowance for loan losses for the three months ended March 31:
                                              2004                    2003
                                        ----------------        ----------------

Balance - January 1,                    $         7,593         $         7,069
Loans charged off:
     Real estate                                    106                      92
     Commercial                                     224                   1,212
     Consumer                                       447                     556
                                        ----------------        ----------------
          Total loans charged off                   777                   1,860
Recoveries of loans:
     Real estate                                    120                       7
     Commercial                                      95                     276
     Consumer                                       241                     193
                                        ----------------        ----------------
          Total recoveries                          456                     476
                                        ----------------        ----------------

Net loan charge-offs                               (321)                 (1,384)

Provision charged to operations                     768                   1,385
                                        ----------------        ----------------
Balance - March 31,                     $         8,040         $         7,070
                                        ================        ================


================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 3 - ALLOWANCE FOR LOAN LOSSES (continued)

Information regarding impaired loans is as follows:
                                                March 31,         December 31,
                                                 2004                 2003
                                            --------------       ---------------

Balance of impaired loans                   $       2,961        $        1,988
                                            ==============       ===============
Less portion for which no specific
  allowance is allocated                    $         687        $          801
                                            ==============       ===============
Portion of impaired loan balance for
  which a specific allowance for credit
  losses is allocated                       $       2,274        $        1,187
                                            ==============       ===============
Portion of allowance for loan losses
  specifically allocated for the
  impaired loan balance                     $       1,848        $          475
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       3,128        $        2,082
                                            ==============       ===============

Interest on impaired loans was not material for the periods ended March 31, 2004 and 2003.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
         INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.00% of total loans were unsecured at March 31, 2004 as compared to 3.99% at December 31, 2003.

The Company is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 2004, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $58,906 as compared to $58,496 at December 31, 2003.





================================================================================

                                   (Continued)

                             OHIO VALLEY BANC CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
================================================================================

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2004 and December 31, 2003 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank Notes.

       FHLB borrowings      Promissory notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2004      $ 74,940             $ 6,340             $ 2,315           $ 83,595
2003      $ 90,729             $ 7,031             $ 3,802           $101,562

Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which total $112,409 and $5,255 at March 31, 2004. Fixed rate FHLB advances of $74,040 mature through 2010 and have interest rates ranging from 3.25% to 6.62%. In addition, variable rate FHLB borrowings of $900 mature through 2004 and have an interest rate of 1.18%.

Promissory notes, issued primarily by the parent company, have fixed rates of 1.75% to 5.25% and are due at various dates through a final maturity date of September 30, 2005.

At March 31, 2004, scheduled principal payments through December 31 over the next five years are as follows:

             FHLB borrowings      Promissory notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2004         $       16,939       $         3,099       $  2,315      $  22,353
2005                 17,117                 3,241                        20,358
2006                 17,609                                              17,609
2007                  4,062                                               4,062
2008                  9,011                                               9,011
Thereafter           10,202                                              10,202
            ----------------      ----------------      ----------    ----------
            $        74,940       $         6,340       $   2,315     $  83,595
            ================      ================      ==========    ==========

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $27,000 at March 31, 2004 and December 31, 2003. Various investment securities from the Bank used to collateralize FRB notes totaled $5,895 at March 31, 2004 and $5,995 December 31, 2003.


================================================================================

                              OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at March 31, 2004, compared to December 31, 2003, and the consolidated results of operations for the quarterly period ending March 31, 2004, compared to the same period in 2003. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


                                 COMPARISON OF
                               FINANCIAL CONDITION
                     AT MARCH 31, 2004 AND DECEMBER 31, 2003
                     ---------------------------------------


INTRODUCTION
The consolidated total assets of the Company increased $5,864 or .8% during the first three months of 2004 to finish at $713,191. This increase in assets was primarily due to an increase in the Company's loan portfolio, which is up $10,835, partially offset by a $3,353 decline in investment securities from year-end 2003. Loan growth in the first quarter had an impact on the Company's cash and cash equivalents which are down 12% from year-end 2003. The Company's first quarter loan growth was funded primarily by an increase in the Company's total deposits which were up $22,577 or 4.4%, mostly from a 9% increase in time deposits. Growth in deposits provided additional funds to pay down other borrowings, which have decreased $17,967 from year-end 2003.

CASH AND CASH EQUIVALENTS
The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At March 31, 2004, cash and cash equivalents totaled $15,600, down 12.1% compared to $17,753 at December 31, 2003. This decrease was primarily attributable to the Company's increased funding needs related to the growth in the loan portfolio as well as fewer items in the process of collection at March 31, 2004. Management believes that the current balance of cash and cash equivalents, although down from year-end 2003, remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this management's discussion and analysis.

INVESTMENTS
During the first three months of 2004, investment securities declined $3,353 or 3.8% led by a decline in U.S. government agency securities of $5,190 or 13.7% offset partially by an increase in higher yielding mortgage-backed securities of $2,023 or 6.0%. The repositioning of the runoff in U.S. government agency securities to mortgage-backed investments has been primarily to improve both the yield in the investment portfolio as well as the timing of cash flows due to the more rapid repayment of principal in mortgage-backed investments.

LOANS
During the first three months of 2004, total loans were up $10,835 or 1.9% from year-end 2003 primarily due to an increase in commercial loans of $6,680 or 3.0%. This commercial growth came mostly from lending opportunities within the Company's primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio, which accounted for 88% of the total increase. Commercial loans represent the largest portion of the total loan portfolio of 39% at March 31, 2004 and 38% at year-end 2003. Continued commercial loan volume in 2004 will be dependent upon economic conditions as well as general demand for loans in the Company's market area.

While commercial loans represent the largest portion of the Company's loan portfolio, generating additional real estate loans also remains a large part of the Company's interest earning asset efforts for 2004. During the first three months of 2004, total real estate loans increased $1,914 or .9% from year-end 2003 to reach $219,550. In 2003, the Company's real estate loan portfolio was impacted by a heavy period of refinancing due to a record low rate interest environment. This prompted the Company's risk-management strategy of selling its longer term (15 to 30 year) fixed rate real estate loan originations to the secondary market while growing its 1 year adjustable rate products. As the Company's loan portfolio is better positioned for a "rise" in interest rates and as the heavy period of mortgage refinancing declines, the Company has experienced real estate loan growth mostly in its 15 year fixed rate products, which are up $3,100 from year-end.

Consumer loans increased by $2,352 or 1.7% since year-end 2003 to reach $137,072. Loan growth was led by consumer loan originations in the areas of automobiles, mobile homes and recreational vehicles, which were collectively up $1,900 from year-end 2003. The indirect automobile lending area continues to represent the largest portion of the Company's consumer loan portfolio with balances of $47,600 and $47,800 at March 31, 2004 and December 31, 2003, respectively. Growth in the consumer loan portfolio has continued to be impacted by the low interest rate environment which allows for more aggressive pricing on these loan types.

ALLOWANCE FOR LOAN LOSSES
During the first three months of 2004, the Company experienced a $1,063 decrease in net charge offs as compared to the same period in 2003. The decline in net charge offs, particularly commercial loans, is largely attributed to the Company's improved nonperforming loan status. The Company's nonperforming loans for the first quarter ending 2004 totaled $3,076 as compared to $9,506 for the first quarter ending 2003, which emphasizes management's continued focus on asset quality. The decreased nonperforming loans improved the Company's ratio of nonperforming loans as a percentage of total loans to .53% for the first quarter of 2004 compared to 1.70% at March 31, 2003 and 1.06% at March 31, 2002. The allowance for loan losses was 1.38% of total loans at March 31, 2004 compared to 1.32% at December 31, 2003 and 1.27% at March 31, 2003. While nonperforming loans have declined, management has increased the ratio of allowance to total loans based on an increase in the volume of commercial loan activity and the continued uncertainty of economic conditions. Management believes that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

DEPOSITS
Total deposit growth of $22,577 or 4.4% during the first three months of 2004 was primarily in time deposits which increased $26,010 or 9.1%. This growth was primarily driven by increases in the Company's brokered CD issues which totaled over $14,000 in additional funding during the first three months of 2004.

Management continues to utilize these deposit sources from local and national markets to not only supplement deposit growth, but also fund growth in earning assets as well as reduce other borrowed funds. The Company's interest-free funding source, noninterest bearing demand deposits, grew $2,090 or 3.4% during the first three months of 2004. This increase occurred mostly in business and pay-it-safe checking account balances which were up $1,400 over year-end 2003. In addition, the Company's interest bearing demand deposits declined $5,523 or 3.5% during the same period largely due to decreases in the Company's public fund and Gold Club NOW account balances.

OTHER BORROWED FUNDS
Other borrowed funds are primarily advances from the Federal Home Loan Bank ("FHLB"), which are used to fund loan growth and short-term liquidity needs. Other borrowed funds are down $17,967 from December 31, 2003. With the growth in deposits outpacing asset growth, management was able to reduce short-term borrowings from the FHLB by $13,175 from year-end 2003. Based on the current interest rate environment, management prefers funding asset growth with term deposits as compared to variable rate borrowings.

SHAREHOLDERS' EQUITY
Total shareholders' equity at March 31, 2004 of $54,476 was up by $67 as compared to the balance of $54,408 on December 31, 2003. Contributing most to this increase was year-to-date income of $1,566 plus proceeds of $263 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $630, or $.18 per share year-to-date. While cash dividends represented 40.2 % of year-to-date income, dividends net of proceeds from the dividend reinvestment plan represented only 23.4% of year-to-date income.

Partially offsetting this growth in capital was an increase in treasury stock balances. At March 31, 2004, the Company had treasury stock totaling $5,382, an increase of $1,203 as compared to the total at year-end 2003. During the first quarter of 2004, the Company repurchased 40,484 common shares at an average price of $29.71 per share under the 2004 Stock Repurchase Program. The Company anticipates repurchasing additional common shares as authorized by its stock repurchase program.

                                  COMPARISON OF
                              RESULTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
                 ----------------------------------------------

INTRODUCTION
The Company's net income was $1,566 for the first quarter of 2004, up $106 or 7.3% compared to $1,460 for the first quarter of 2003. Comparing March 31, 2004 to March 31, 2003, the annualized quarter-to-date return on assets increased from .86% to .89%, while return on equity decreased from 11.67% to 11.54%. First quarter 2004 earnings per share was $.45, up 7.1% over last year's $.42 earnings per share. The first quarter 2004 gain in net income was primarily due to the significant improvement in asset quality contributing to a decreased provision expense by $617.

NET INTEREST INCOME
For the first quarter of 2004, net interest income was relatively even with the first quarter of 2003, showing a gain of $7 or .1%. The lack of growth in net interest income is largely due to growth in earning assets being completely offset by the decline in net interest margin. This net interest margin compression is the result of declining yields on earning assets combined with limited opportunities to lower funding costs in this low rate interest environment. Total interest income decreased by $721 or 6.2% to finish at

$10,891 at March 31, 2004. Growth in earning assets of $7,480 was completely offset by declining yields, which were down 64 basis points as compared to the first three months in 2003. This can be attributed to the high volume of mortgage refinancing throughout 2003 that resulted in real estate loan renewals at significantly lower rates. Total interest expense decreased $728 or 15.5% to finish at $3,968 at March 31, 2004. The decline in interest expense was largely impacted by a 55 basis point decrease in the Bank's average funding costs due to the low interest rate environment. As a result, the Company's net interest margin decreased to 4.24% in the first quarter of 2004 from 4.36% in the first quarter of 2003. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 18 of this Form 10-Q.

PROVISION EXPENSE
The Company's provision expense was $768 in the first quarter of 2004, down $617 as compared to the same period in 2003. This significant decrease is largely due to the Company's improved asset quality as well as lower loan delinquencies. A $6,430 decline in nonperforming loans as well as a 77% decline in net charge offs had a direct effect on this 44.5% decrease in the provision for loan losses during the first quarter of 2004. Future provisions to the allowance for loan losses will continue to be based on the Company's quarterly minimum adequacy analysis that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" on page 15 of this Form 10-Q.

NONINTEREST INCOME
Total noninterest income decreased $140 or 9.7% for the first quarter of 2004 as compared to the same period in 2003. Driving this decrease in the first quarter was the declining volume in the Bank's secondary market sales of new long-term, fixed rate real estate loan originations which were down $190 at March 31, 2004. As previously mentioned, the mortgage refinancing boom appears to have peaked and has resulted in the Bank not having sold a real estate loan to the secondary market in 2004 as compared to approximately 75 loans being sold in the first quarter of 2003. Partially offsetting this decrease was a gain in the Company's service charge revenue on deposit accounts, which was up $62 or 9% over the first quarter of 2003. This growth in service charge income primarily came from overdraft fees relative to the consistent average growth in the Company's checking account balances. At March 31, 2004, the Bank's average checking account balances were $66,800 as compared to $61,000 and $56,200 for the same periods in 2003 and 2002.

NONINTEREST EXPENSE
Total noninterest expense increased $263 or 5.3% for the first quarter of 2004 as compared to the same period in 2003. Contributing most to this first quarter increase was salaries and employee benefits, the Company's largest noninterest expense item, which increased $243 or 8.7%. This increase was related to the rising cost of medical insurance, annual merit increases and an increase in the Bank's full-time equivalent employee base from 232 employees at March 31, 2003 to 244 employees at March 31, 2004. Also adding to the first quarter growth in noninterest expense were furniture and equipment costs being up $46 or 19% over the first quarter of 2003. This was largely due to the depreciation of equipment related the Company's various investments in facility upgrades (Milton, WVa), operating system upgrades as well as newer "up-to-date" personal computers to improve employee and network efficiency. The remaining noninterest expense categories were collectively down $26 or 1% as compared to 2003.

CAPITAL RESOURCES

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                 Company Ratios        Regulatory      Well
                                3/31/04  12/31/03        Minimum    Capitalized
                                -------  --------      -----------  -----------

Tier 1 risk-based capital        12.0%     12.0%          4.00%         6.0%
Total risk-based capital ratio   13.3%     13.3%          8.00%        10.0%
Leverage ratio                    9.7%      9.5%          4.00%         5.0%

Cash dividends paid of $630 for the first three months of 2004 represents a 7.0% increase over the cash dividends paid during the same period in 2003. The increase in cash dividends paid is largely due to an increase in dividend rate paid per share from $0.17 at March 31, 2003 to $0.18 at March 31, 2004. At March 31, 2004, approximately 76% of the shareholders were enrolled in the dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

LIQUIDITY
Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $91,424 represented 12.8% of total assets at March 31, 2004. In addition, the Federal Home Loan Bank in Cincinnati offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2004, the Bank could borrow an additional $44 million from the Federal Home Loan Bank. The Company experienced a decrease of $2,153 in cash and cash equivalents for the three months ended March 31, 2004. See the condensed consolidated statement of cash flows on page 4 for further cash flow information.

The Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. While off-balance sheet activities are necessary to meet the financing needs of the Company's customers, many of these commitments are expected to expire without being drawn upon; therefore, the total amount of commitments does not necessarily represent future cash requirements.

CRITICAL ACCOUNTING POLICIES
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

Allowance for Loan Losses:
To arrive at the total dollars necessary to maintain an allowance level sufficient to absorb the probable losses at a specific financial statement date, management has developed procedures to establish and then evaluate the allowance once determined. The allowance consists of the following components: specific allocation, general allocation and other estimated general allocation.

To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or whole. To achieve this task, the Company has created a quarterly report ("Watchlist") which lists loans from each loan portfolio that management deems to be potential credit risks. The criteria to be placed on this report are: past due 60 or more days, nonaccrual and loans management has determined to be potential problem loans. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee which consists of the President and members of senior management with lending authority. The function of the committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the allowance for loan losses and other credit related issues. The committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk). After the committee evaluates each relationship listed in the report, a specific loss allocation may be assessed. This allocation is made up of amounts allocated to the commercial (85%), consumer (8%) and real estate (7%) loan portfolios. The total specific allocation at March 31, 2004 was $3,713.

Impaired loans consist of loans with balances of $100 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing loan balances continue to decline from the year-end (down 7%). Any changes in the allocation will be reflected in the specific allocation component. As of March 31, 2004, the total allocation for impaired loans was $1,848 which is reflected in the specific allocation of $3,713.

The second component (general allowance) consists of the total loan portfolio balances minus loan balances already reviewed (specific allocation). A quarterly large loan report is prepared to provide management with a "snapshot" of information on larger-balance loans (of $550 or greater), including loan grades, collateral values, etc. This tool allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company uses a historic loss risk factor to calculate the probable losses for this component. This risk factor reflects an actual 12 month performance evaluation of credit losses per loan portfolio. The risk factor is achieved by taking the average charge off, per loan portfolio, for the last 12 consecutive months and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using a 12 month "rolling" average loss risk factor, the estimated allowance will more accurately reflect current losses. The total general allowance at March 31, 2004 was $3,856.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal and interest due. These areas are: 1) delinquency trends; 2) current economic conditions; 3) non-performing loan trends; 4) recovery vs charge off; and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the importance of the impact it may have on the allowance. After evaluating each area, an overall factor of 13% was determined for this reporting period. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in ten counties in two states,Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor. The total allocation for this component at March 31, 2004 was $471.

The adequacy of the allowance may be determined by certain specific and nonspecific allocations; however, the total allocation is available for any credit losses that may impact the loan portfolios. The Company has determined the estimated adequate allowance as of March 31, 2004 to be $8,040.

CONCENTRATION OF CREDIT RISK
The Company maintains a diversified credit portfolio, with commercial loans comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

SUBSEQUENT EVENTS
On April 26, 2004, the Company sold 450,000 common shares of ProCentury Corp., a Columbus, Ohio-based property and casualty insurer. The transaction was completed as part of ProCentury's initial public offering. The sale of stock, which represents 100% of the Company's ownership in ProCentury, will result in a pre-tax gain of nearly $2.5 million, or $1.6 million after taxes ($.47 cents per share).

FORWARD LOOKING STATEMENTS
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, that could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

The Company's Asset/Liability Committee monitors and manages IRR within Board approved policy limits. The current Board approved IRR policy limits anticipated changes in net interest income over a 12 month horizon to plus or minus 10% of the base net interest income assuming a parallel rate shock of up 100, 200 and 300 basis points and down 100 basis points. Based on the current interest rate environment, management did not test interest rates down 200 and 300 basis points.

The following table presents the Company's estimated net interest income sensitivity:

                                     March 31, 2004           December 31, 2003
Change in Interest Rates          Percentage Change in      Percentage Change in
     in Basis Points               Net Interest Income       Net Interest Income
------------------------          --------------------      --------------------
         +300                             .71%                       .09%
         +200                             .43%                      (.14%)
         +100                            (.01%)                     (.56%)
         -100                            1.18%                      2.04%

The estimated change in net interest income reflects minimal IRR exposure and is well within the IRR policy limits established by the Board. As compared to December, 31, 2003, the Company's balance sheet is more responsive to an increase in interest rates primarily due to a change in funding composition. For the first quarter of 2004, FHLB borrowings decreased as a result of the paydown of variable-rate overnight borrowings. The borrowings were replaced with retail and wholesale deposits with fixed maturity dates which slow the increase in interest expense in a rising interest rate environment. In a declining interest rate environment, net interest income increases from the interest rate floors on variable rate commercial and real estate loans.

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

================================================================================

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Treasurer (the principal financial officer) of the Company, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's President and Chief Executive Officer and Senior Vice President and Treasurer have concluded that:

            > information  required  to  be  disclosed by  the Company  in  this
              Quarterly Report on Form 10-Q would be accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

            > information  required  to  be  disclosed by  the Company  in  this
              Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

            > the Company's disclosure  controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings
              There are no pending legal proceedings involving the Company other than routine litigation incidental to its business. In the opinion of the Company's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

================================================================================
Part II - Other Information (continued)

Item 2 - Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

              (a)  Not Applicable.

              (b)  Not Applicable.

              (c)  Not Applicable.

              (d)  Not Applicable.

              (e)  The  following  table  provides  information  regarding   the
                   Company's repurchases of its common shares during the fiscal quarter ended March 31, 2004:

                                                                     Total Number of Shares             Maximum Number
                                  Total Number       Average          Purchased as Part of            of Shares That May
                                   of Shares      Price Paid per       Publicly Announced              Yet Be Purchased
            Period                 Purchased          Share             Plans or Programs          Under the Plan or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  January 1 - 31, 2004                 190            $28.40                    190                           172,314
  February 1 - 29, 2004                189            $29.75                    189                           174,811
  March 1 - 31, 2004                40,105            $29.72                 40,105                           134,706
                                 -------------
              TOTAL                 40,484
                                 =============


              (1) On June 15, 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases. Upon the program's maturity date on February 15, 2000, the Company's Board of Directors have continued to approve extensions to the plan with yearly terms. Most recently, the stock repurchase program was authorized to be extended from February 16, 2004 to February 15, 2005, and allow the Company to repurchase up to 175,000 shares of of the Company's common stock through open market and privately negotiated purchases. The timing of the purchases, the prices paid and actual number of shares purchased will depend upon market conditions and limitations imposed by applicable federal securities laws.

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

================================================================================

Part II - Other Information (continued)

Item 3 - Defaults Upon Senior Securities
              Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
              Not Applicable.

Item 5 - Other Information
              Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K:

        (a)Exhibits:

           Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

           Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

           Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

        (b)Reports on Form 8-K:

           The Company filed a report on Form 8-K dated January 15, 2004 related to the issuance of a news release announcing its earnings for the fourth quarter and year-to-date periods ending December 31, 2003.

           The Company filed a report on Form 8-K dated January 27, 2004 related to the approval of a resolution authorizing the repurchase of up to 175,000 shares of the Company's outstanding shares from time to time in open market or privately negotiated purchases.

                             OHIO VALLEY BANC CORP
                  (dollars in thousands, except per share data)

================================================================================

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                     OHIO VALLEY BANC CORP.
                                     -------------------------------------------


Date    May 10, 2004            By:  /s/ Jeffrey E. Smith
      -------------------            -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    May 10, 2004            By:  /s/ Larry E. Miller, II
      -------------------            -------------------------------------------
                                     Larry E. Miller, II
                                     Senior Vice President and Treasurer




================================================================================

                                  Exhibit 31.1

                     Rule 13a-14(a)/15d-14(a) Certification

I, Jeffrey E. Smith, certify that:

1)   I  have reviewed this  quarterly  report on  Form 10-Q  of Ohio Valley Banc
     Corp.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signature and Title: By:  /s/ Jeffrey E. Smith        Date: May 10, 2004
                          --------------------              ------------
                          Jeffrey E. Smith
                          President and CEO

                                  Exhibit 31.1

                     Rule 13a-14(a)/15d-14(a) Certification

I, Larry E. Miller, II,  certify that:

1)   I  have reviewed this  quarterly  report on  Form 10-Q  of Ohio Valley Banc
     Corp.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signature and Title: /s/ Larry E. Miller, II        Date: May 10, 2004
                     -----------------------              ------------
                     Larry E. Miller, II
                     Senior VP and Treasurer

                                  EXHIBIT 32

                           SECTION 1350 CERTIFICATION


  In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Corporation") on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jeffrey E. Smith, President and Chief Executive Officer of the Corporation, and Larry E. Miller, II, Senior Vice President and Treasurer (Chief Financial Officer) of the Corporation, each certify, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

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


* /s/ Jeffrey E. Smith                               * /s/ Larry E. Miller, II
----------------------                               -------------------------
Jeffrey E. Smith,                                     Larry E. Miller, II
President and Chief Executive Officer                 Senior Vice President and
                                                      Treasurer (Chief Financial
                                                      Officer)

Dated:  May 10, 2004                                  Dated:  May 10,  2004






* This certification is being furnished as required by Rule 13a - 14(b) under the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.