Form 10-Q
period 2004-06-30
OHIO VALLEY BANC CORP
filed 2004-08-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended:
                                 JUNE 30, 2004

                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to ______________

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

                                 (740) 446-2631
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)


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

                                  X Yes   No

The number of common shares of the Registrant outstanding as of July 30, 2004 was 3,461,329.

                             OHIO VALLEY BANC CORP.
                                    FORM 10-Q
                                      INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION.................................................3

  Item 1.  Financial Statements (Unaudited)....................................3

             Consolidated Balance Sheets.......................................3

             Consolidated Statements of Income.................................4

             Condensed Consolidated Statements of Changes in
               Shareholders' Equity............................................5

             Condensed Consolidated Statements of Cash Flows...................6

             Notes to the Consolidated Financial Statements....................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....\\..................................11

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........19

  Item 4.  Controls and Procedures............................................20

PART II - OTHER INFORMATION...................................................21

  Item 1.  Legal Proceedings..................................................21

  Item 2.  Changes in Securities and Use of Proceeds .........................21

  Item 3.  Defaults Upon Senior Securities....................................21

  Item 4.  Submission of Matters to a Vote of Security Holders................22

  Item 5.  Other Information..................................................22

  Item 6.  Exhibits and Reports on Form 8-K...................................22

SIGNATURES....................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                        2004            2003
                                                    ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks    $    15,517     $    17,753
Federal funds sold                                        1,125              --
                                                    ------------    ------------
Total cash and cash equivalents                          16,642          17,753
Interest-bearing deposits in other banks                  1,255             859
Securities available-for-sale                            70,142          76,352
Securities held-to-maturity (estimated
  fair value: 2004 - $13,455; 2003 - $13,547)            13,054          12,835
Total loans                                             590,822         573,704
Less: Allowance for loan losses                          (7,137)         (7,593)
                                                    ------------    ------------
  Net loans                                             583,685         566,111
Premises and equipment, net                               9,098           9,142
Accrued income receivable                                 2,732           2,700
Goodwill                                                  1,267           1,267
Bank owned life insurance                                13,476          13,222
Other assets                                              5,828           7,086
                                                    ------------    ------------
          Total assets                              $   717,179     $   707,327
                                                    ============    ============

LIABILITIES
Noninterest-bearing deposits                        $    63,901     $    62,235
Interest-bearing deposits                               475,757         445,274
                                                    ------------    ------------
  Total deposits                                        539,658         507,509
Securities sold under agreements to repurchase           20,779          24,018
Other borrowed funds                                     78,371         101,562
Subordinated debentures                                  13,500          13,500
Accrued liabilities                                       8,833           6,330
                                                    ------------    ------------
          Total liabilities                             661,141         652,919

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share,
  10,000,000 shares authorized; 2004 -
   3,674,314 shares issued; 2003 - 3,658,212
   shares issued)                                         3,674           3,658
Additional paid-in capital                               31,451          30,962
Retained earnings                                        26,872          23,343
Accumulated other comprehensive income                     (374)            624
Treasury stock, at cost (2004 - 205,985
  shares; 2003 - 159,611 shares)                         (5,585)         (4,179)
                                                    ------------    ------------
          Total shareholders' equity                     56,038          54,408
                                                    ------------    ------------
          Total liabilities and
            shareholders' equity                    $   717,179      $  707,327
                                                    ============     ===========

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                       Three months ended     Six months ended
                                            June 30,              June 30,
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $  9,798   $ 10,551   $ 19,757   $ 21,239
     Securities
         Taxable                           700        694      1,434      1,379
         Tax exempt                        139        172        284        345
     Dividends                              52         50        104        100
     Other Interest                         33         26         35         42
                                      ---------  ---------  ---------  ---------
                                        10,722     11,493     21,614     23,105

Interest expense:
     Deposits                            2,813      3,174      5,554      6,490
     Securities sold under
       agreements to repurchase             49         48         91        101
     Other borrowed funds                  879      1,052      1,830      2,140
     Subordinated debentures               234         --        469         --
     Obligated mandatorily redeemable
       capital securities of
         subsidiary trust                   --        237         --        476
                                      ---------  ---------  ---------  ---------
                                         3,975      4,511      7,944      9,207
                                      ---------  ---------  ---------  ---------
Net interest income                      6,747      6,982     13,670     13,898
Provision for loan losses                  373      1,246      1,141      2,632
                                      ---------  ---------  ---------  ---------
Net interest income after provision
  for loan losses                        6,374      5,736     12,529     11,266

Noninterest income:
     Service charges on deposit accounts   839        803      1,598      1,500
     Trust fees                             54         58        106        111
     Income from bank owned insurance      148        172        311        344
     Net gain on sale of loans               3        155         10        352
     Net gain on sale of
       ProCentury Corp.                  2,463         --      2,463         --
     Other                                 298        340        623        667
                                      ---------  ---------  ---------  ---------
                                         3,805      1,528      5,111      2,974

Noninterest expense:
     Salaries and employee benefits      3,080      2,885      6,120      5,682
     Occupancy                             322        317        651        649
     Furniture and equipment               318        240        601        477
     Data processing                       182        139        360        299
     Other                               1,444      1,458      2,802      2,856
                                      ---------  ---------  ---------  ---------
                                         5,346      5,039     10,534      9,963
                                      ---------  ---------  ---------  ---------
Income before income taxes               4,833      2,225      7,106      4,277
Provision for income taxes               1,581        652      2,289      1,245
                                      ---------  ---------  ---------  ---------
NET INCOME                            $  3,252   $  1,573   $  4,817   $  3,032
                                      =========  =========  =========  =========

Earnings per share                    $   0.94   $   0.45   $   1.39   $   0.87
                                      =========  =========  =========  =========

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                       Three months ended     Six months ended
                                            June 30,              June 30,
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------

Balance at beginning of period        $ 54,476   $ 51,324   $ 54,408   $ 50,375

Comprehensive income:
   Net income                            3,252      1,573      4,817      3,032
   Change in unrealized gain
    (loss) on available-for-sale
      securities                        (1,621)        41     (1,512)      (195)
   Income tax effect                       551        (14)       514         66
                                      ---------  ---------  ---------  ---------
     Total comprehensive income          2,182      1,600      3,819      2,903

Proceeds from issuance of common
  stock through dividend reinvestment
    plan                                   242        153        505        387

Cash dividends                            (659)      (626)    (1,288)    (1,214)

Shares acquired for treasury              (203)        --     (1,406)        --
                                      ---------  ---------  ---------  ---------
Balance at end of period              $ 56,038   $ 52,451   $ 56,038   $ 52,451
                                      =========  =========  =========  =========
Cash dividends per share              $   0.19   $   0.18   $   0.37   $   0.35
                                      =========  =========  =========  =========

Shares from common stock issued
  through dividend reinvestment plan     6,958      6,713     16,102     17,260
                                      =========  =========  =========  =========

Shares acquired for treasury             5,890         --     46,374         --
                                      =========  =========  =========  =========

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                    Six months ended June 30,
                                                     2004               2003
                                                 ------------       ------------

Net cash from operating activities:              $    10,748        $     3,370

Investing activities:
     Proceeds from maturities of securities
       available-for-sale                             15,754             21,653
     Purchases of securities available-for-sale      (11,077)           (21,023)
     Proceeds from maturities of securities
       held-to-maturity                                  824                513
     Purchases of securities held-to-maturity         (1,056)            (1,040)
     Change in interest-bearing deposits
       in other banks                                   (396)               (37)
     Net change in loans                             (18,726)             2,678
     Proceeds from sale of other real estate owned      (163)              (546)
     Purchases of premises and equipment                (549)              (850)
                                                 ------------       ------------
Net cash from (used) in investing activities         (15,389)             1,348

Financing activities:
     Change in deposits                               32,149             13,401
     Cash dividends                                   (1,288)            (1,214)
     Proceeds from issuance of common stock              505                387
     Purchases of treasury stock                      (1,406)                --
     Change in securities sold under
       agreements to repurchase                       (3,239)            (7,717)
     Proceeds from long-term borrowings                3,000              3,415
     Repayment of long-term borrowings               (12,958)            (9,879)
     Change in other short-term borrowings           (13,233)               120
                                                 ------------       ------------
Net cash from (used) in financing activities           3,530             (1,487)
                                                 ------------       ------------

Change in cash and cash equivalents                   (1,111)             3,231
Cash and cash equivalents at beginning of period      17,753             23,451
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    16,642        $    26,682
                                                 ============       ============

Supplemental Disclosure:

     Cash paid for interest                      $    7,995         $     9,693
     Cash paid for income taxes                       1,837               1,395
     Non-cash transfers from loans to
       other real estate owned                          174               3,598



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (the "Company") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc., a consumer finance company, and Ohio Valley Financial Services Agency, LLC, an insurance agency. As further discussed in Note 1, trusts that had previously been consolidated with the Company are now reported separately. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2004, and its results of operations and cash flows for the periods presented. The results of operations for the six months ending June 30, 2004 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2004. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2003 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,468,842 and 3,477,455 for the three months ending June 30, 2004 and 2003, respectively. Weighted average shares outstanding were 3,484,600 and 3,473,290 for the six months ending June 30, 2004 and 2003, respectively.

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

Prior to 2003, Ohio Valley Statutory Trusts I and II were consolidated in the Company's financial statements, with the trust preferred securities issued by the trust reported in liabilities and the subordinated debentures issued by the Company eliminated in consolidation. Under this new accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the Company's equity interest in the trusts cannot be received until the subordinated debentures are repaid, these amounts have been netted. The effect of no longer consolidating the trust changes certain balance sheet classifications but does not change the Company's equity or net income. Accordingly, the amounts previously reported as "obligated mandatorily redeemable capital securities of a subsidiary trust" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. The changes under this new accounting guidance were implemented in the first quarter of 2004.

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                               June 30,             December 31,
                                                 2004                   2003
                                             ------------           ------------

         Commercial and industrial loans     $   225,466            $   220,724
         Real estate loans                       223,732                217,636
         Consumer loans                          140,860                134,720
         Other loans                                 764                    624
                                             ------------           ------------
                                             $   590,822            $   573,704
                                             ============           ============

At June 30, 2004 and December 31, 2003, loans on nonaccrual status were approximately $1,712 and $2,655, respectively. Loans past due more than 90 days and still accruing at June 30, 2004 and December 31, 2003 were $765 and $659, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Following is an analysis of changes in the allowance for loan losses for the six months ended June 30:

                                                2004                   2003
                                             ----------             ----------

Balance - January 1,                         $   7,593              $   7,069
Loans charged off:
     Real estate                                   414                    276
     Commercial                                  1,059                  1,670
     Consumer                                      963                  1,376
                                             ----------             -----------
Total loans charged off                          2,436                  3,322

Recoveries of loans:
     Real estate                                   209                    148
     Commercial                                    138                    374
     Consumer                                      492                    440
                                             ----------             -----------
Total recoveries                                   839                    962
                                             ----------             -----------

Net loan charge-offs                            (1,597)                 (2,360)

Provision charged to operations                  1,141                   2,632
                                             ----------             -----------
Balance - June 30,                           $   7,137              $    7,341

Information regarding impaired loans is as follows:
                                                June 30,          December 31,
                                                 2004                 2003
                                            --------------       ---------------

Balance of impaired loans                   $       2,513        $        1,988
                                            ==============       ===============
Less portion for which no specific
  allowance is allocated                    $         677        $          801
                                            =============        ===============
Portion of impaired loan balance for
  which a specific allowance for credit
  losses is allocated                       $       1,836        $        1,187
                                            ==============       ===============
Portion of allowance for loan losses
  specifically allocated for the
  impaired loan balance                     $       1,498        $          475
                                            ==============       ===============
Average investment in impaired loans
  year-to-date                              $       2,703        $        2,082
                                            ==============       ===============

Interest on impaired loans was not material for the periods ended June 30, 2004 and 2003, respectively.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.57% of total loans were unsecured at June 30, 2004 as compared to 3.99% at December 31, 2003.

The Company is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 2004, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $62,735 as compared to $58,496 at December 31, 2003.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2004 and December 31, 2003 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank Notes.

                            FHLB       Promissory         FRB
                        Borrowings       Notes           Notes         Totals
                        ----------     ----------     ----------     ----------

June 30, 2004.......    $  66,696      $   6,293      $   5,382      $  78,371
December 31, 2003...    $  90,729      $   7,031      $   3,802      $ 101,562

Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which totaled $100,044 and $5,307 at June 30, 2004. Fixed rate FHLB advances of $66,696 mature through 2010 and have interest rates ranging from 3.25% to 6.62%.

Promissory notes, issued primarily by the parent company, have fixed rates of 2.85% to 4.25% and are due at various dates through a final maturity date of November 7, 2005.

At June 30, 2004, scheduled principal payments through December 31 over the next five years are as follows:

                           FHLB        Promissory        FRB
                        Borrowings        Notes         Notes          Totals
                        ----------     ----------     ----------     ----------

2004                    $   8,718      $   2,828      $   5,382      $  16,928

2005                       17,116          3,465             --         20,581

2006                       17,608             --             --         17,608

2007                        4,061             --             --          4,061

2008                        9,010             --             --          9,010

Thereafter                 10,183             --             --         10,183
                        ----------     ----------     ----------     ----------
                        $  66,696      $   6,293      $   5,382      $  78,371
                        ==========     ==========     ==========     ==========

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $29,000 at June 30, 2004 and December 31, 2003. Various securities from the Bank used to collateralize FRB notes totaled $5,390 at June 30, 2004 and $5,995 at December 31, 2003.

NOTE 6 - GAIN ON SALE OF PROCENTURY

On April 26, 2004, the Company sold 450,000 common shares of ProCentury Corp. ("ProCentury"), a Columbus-based property and casualty insurer, which represented 9% of ProCentury's outstanding common stock. The transaction was completed as part of ProCentury's initial public offering. The sale of stock, which represented 100% of the Company's ownership in ProCentury, resulted in a pre-tax gain of $2,463 and an after-tax gain of $1,625 ($.47 cents per share). The Company's investment in ProCentury was made in October of 2000 to allow for more diversification of operations by becoming part of a property and casualty insurance underwriter as made permissible by the Gramm-Leach-Bliley Act of 1999. The Company decided to liquidate its investment to utilize the cash proceeds to enhance the Company's core business of banking through branch renovations and expansion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (dollars in thousands, except share and per share data)

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at June 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Company is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

                                  Comparison of
                               Financial Condition
                     at June 30, 2004 and December 31, 2003
                     --------------------------------------

Introduction

The consolidated total assets of the Company increased $9,852 or 1.4% during the first six months of 2004 to finish at $717,179. This increase in assets was primarily due to an increase in the Company's loan portfolio, which is up $17,118, partially offset by a $5,991 decline in securities from year-end 2003. Loan growth in the first quarter resulted in a decrease in the Company's cash and cash equivalents which are down $1,111 from year-end 2003. In addition to cash, the Company's year-to-date loan growth was also funded by an increase in the Company's total deposits which were up $32,149, primarily from a 10% increase in time deposits. Growth in deposits also provided additional funds to pay down other borrowings which have decreased $23,191 from year-end 2003.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At June 30, 2004, cash and cash equivalents totaled $16,642, down 6.26% compared to $17,753 at December 31, 2003. This decrease was primarily attributable to the Company's increased funding needs related to the growth in the loan portfolio as well as fewer items in the process of collection at June 30, 2004. Management believes that the current balance of cash and cash equivalents, although down from year-end 2003, remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this management's discussion and analysis.

Securities

During the first six months of 2004, securities declined $5,991 or 6.7% led by a decline in U.S. government agency securities of $10,975 or 29.0% offset partially by an increase in higher yielding mortgage-backed securities of $4,648 or 13.9%. The Company has shifted from investing in U.S. government agency securities to mortgage-backed securities primarily to improve both the yield in the securities portfolio and the timing of cash flows due to the more rapid repayment of principal in mortgage-backed securities.

Loans

During the first six months of 2004, total loans were up $17,118 or 3.0% from year-end 2003 led by increases in the Company's consumer, real estate and commercial loan portfolios. This growth was led by consumer loans which were up $6,140 or 4.6% from year-end 2003 to reach $140,860. Consumer loan growth came primarily from originations in the areas of automobiles (both direct and indirect), mobile homes and recreational vehicles, which were collectively up $5,376 from year-end 2003. Indirect automobile lending continues to represent the largest portion of the Company's consumer loan portfolio with balances of $49,300 and $47,800 at June 30, 2004 and December 31, 2003, respectively. The Company believes the growth in the consumer loan portfolio is attributable to the low interest rate environment which allows for more aggressive loan pricing.

During the first six months of 2004, total real estate loans increased $6,096 or 2.8% from year-end 2003 to reach $223,732. In 2003, the Company's real estate loan portfolio was impacted by a heavy period of mortgage refinancing triggered by a record low rate interest environment. This prompted the Company's risk-management strategy of selling its longer term (15 to 30 year) fixed rate real estate loan originations to the secondary market while growing its 1 year adjustable rate products. As the Company's loan portfolio is better positioned for a "rise" in interest rates and the heavy period of mortgage refinancing declining, the Company has experienced real estate loan growth mostly in its 15 and 20 year fixed rate products, which are up $7,000 or 12.4% from year-end 2003.

The Company's loan growth was also attributable to a $4,742 or 2.1% increase in commercial loan balances from year-end 2003. This commercial growth came mostly from lending opportunities within the Company's primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio, which accounted for 68% of the total increase. The Company's growing West Virginia markets contributed 10% to total commercial loan originations. Commercial loans represent the largest portion of the total loan portfolio of 38% at June 30, 2004 and December 31, 2003. Continued commercial loan volume in 2004 will be dependent upon economic conditions as well as general demand for loans in the Company's market area.

Allowance for Loan Losses

During the first six months of 2004, the Company experienced a $763 or 32.3% decrease in net charge offs as compared to the same period in 2003. The decline in net charge offs, particularly consumer and commercial loans, is largely attributed to the Company's improved nonperforming loan status. The Company's nonperforming loans at June 30, 2004 totaled $2,477 as compared to $5,911 for the same period in 2003, which emphasizes management's continued focus on asset quality. The decreased nonperforming loans improved the Company's ratio of nonperforming loans as a percentage of total loans to .42% as of June 30, 2004 compared to 1.08% at June 30, 2003 and .97% at June 30, 2002. Due to this decline in nonperforming loans caused by improvements in asset quality and lower portfolio risk, the ratio of allowance for loan losses to total loans decreased to 1.21% at June 30, 2004 as compared to 1.32% at December 31, 2003 and June 30, 2003. Management believes that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Deposits

Total deposit growth of $32,149 or 6.3% during the first six months of 2004 was primarily in time deposits which increased $29,017 or 10.2%. This growth was primarily driven by increases in the Company's brokered CD and network CD issuances of $14,000 and $7,598, respectively, during the first six months of 2004. Management continues to utilize these deposit sources from local and national markets to not only supplement deposit growth, but also fund growth in earning assets as well as reduce other borrowed funds. The Company's interest-free funding source, noninterest bearing demand deposits, grew $1,666 or 2.7% during the first six months of 2004 over year-end 2003. This increase occurred mostly in business and pay-it-safe checking account balances which were up $1,866. In addition, the Company's interest bearing demand deposits declined $2,045 or 1.8% during the same period largely due to decreases in the Company's public fund, Gold Club and Earnie NOW account balances.

Other Borrowed Funds

Other borrowed funds consist primarily of advances from the Federal Home Loan Bank ("FHLB"), which are used to fund loan growth and short-term liquidity needs. Other borrowed funds are down $23,191 or 22.8% from December 31, 2003. With the growth in deposits outpacing asset growth, management was able to reduce short-term borrowings from the FHLB by $14,075 and long-term fixed rate borrowings from the FHLB by $9,958 from year-end 2003. Based on the current low interest rate environment, management prefers funding asset growth with term deposits rather than variable rate borrowings.

Shareholders' Equity

Total shareholders' equity at June 30, 2004 of $56,038 was up by $1,630 or 3.0% as compared to the balance of $54,408 on December 31, 2003. This increase was largely due to year-to-date income of $4,817 plus proceeds of $505 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $1,288 or $.37 per share year-to-date. While cash dividends represented 26.7 % of year-to-date income, dividends net of proceeds from the dividend reinvestment plan represented only 16.3% of year-to-date income.

Partially offsetting the growth in capital was an increase in the amount treasury stock repurchases. The Company had treasury stock totaling $5,585 at June 30, 2004, an increase of $1,406 as compared to the total at year-end 2003. During the first six months of 2004, the Company repurchased 46,374 common shares at an average price of $30.32 per share under the 2004 Stock Repurchase Program. The Company anticipates repurchasing additional common shares as authorized by its 2004 Stock Repurchase Program.

Further offsetting the growth in capital was a decrease in the Company's market value on available-for-sale securities which lowered shareholders' equity by $998, net of deferred income taxes. At June 30, 2004, the Company had an unrealized loss, net of deferred income taxes, totaling $374 as compared to an unrealized gain, net of deferred income taxes, totaling $624 at December 31, 2003. The Company has approximately 84% of its securities classified as available-for-sale.  As  a  result,  the  securities  and  shareholders'  equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the securities were classified as held-to-maturity.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                          Ended June 30, 2004 and 2003
                    ----------------------------------------

Introduction

For the three months ended June 30, 2004, net income totaled $3,252, up $1,679 or 106.7% from $1,573 a year ago. For the six months ended June 30, 2004, net income totaled $4,817, up $1,785 or 58.9% over the $3,032 earned a year ago. Comparing June 30, 2004 to June 30, 2003, the annualized year-to-date return on assets improved from .89% to 1.35%, while return on equity improved from 11.95% to 17.57%. Second quarter 2004 earnings per share was $.94, up 108.9% over last year's $.45 second quarter earnings per share. During the first six months of 2004, earnings per share was $1.39, up 59.8% over last year's $.87 per share. The quarterly and year-to-date gains in net income and earnings per share were primarily due to the Company's sale of its minority interest in an insurance investment ProCentury, which resulted in an after-tax gain of $1,625 or $.47 per share. For additional information on the ProCentury transaction, please refer to
Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 11 of this Form 10-Q. Significant improvement in the Company's asset quality also contributed to the increase in net income by lowering provision expense by $873 and $1,491 for the quarterly and year-to-date periods of 2004, as compared to 2003, respectively.

Net Interest Income

For the second quarter of 2004, net interest income was down $235 or 3.4% as compared to the second quarter of 2003. Through the first six months of 2004, net interest income was down $228 or 1.6% as compared to the same period in 2003. The second quarter and year-to-date decreases to net interest income were primarily due to the growth in earning assets being completely offset by net interest margin compression from a sustained low interest rate environment. This net interest margin compression is a result of declining earning asset yields combined with limited opportunities for corresponding decreases to average rates paid on the Company's interest-bearing liabilities.

Total interest income decreased $771 or 6.7% for the second quarter of 2004 and decreased $1,491 or 6.5% through the first six months of 2004 as compared to the same periods in 2003. Growth in average earning assets of $22,941 or 3.5% through the first six months of 2004 was completely offset by declining asset yields, which were down 72 basis points as compared to the first six months in 2003. This can be attributed to the high volume of mortgage refinancing throughout 2003 that resulted in the real estate loan portfolio shifting from higher-yielding fixed rate mortgages to adjustable rate mortgages at significantly lower rates.

Total interest expense decreased $536 or 11.9% for the second quarter of 2004 and decreased $1,263 or 13.7% through the first six months of 2004 as compared to the same periods in 2003. The decline in interest expense was attributable to a 50 basis point year-to-date decrease in the Bank's average funding costs due to the sustained low interest rate environment. As a result, the Company's net interest margin through the first six months of 2004 decreased to 4.12% from 4.36% in the same period for 2003. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 19 of this Form 10-Q.

Provision Expense

The Company's provision expense was $373 in the second quarter of 2004, down $873 or 70.1% as compared to the same period in 2003. The Company's provision expense finished at $1,141 through the first six months of 2004, down $1,491 or 56.6% as compared to the same period in 2003. These significant decreases are largely due to the Company's improved asset quality as well as lower levels of loan delinquencies. Through the first six months of 2004, the Company experienced an $837 decline in nonperforming loans to finish at $2,477 at June 30, 2004 as compared to $3,314 in nonperforming loans at December 31, 2003 and $5,979 at June 30, 2003. In addition, the Company's net charge offs declined $763 or 32.3% through the first six months of 2004 as compared to the same period in 2003. The combination of fewer nonperforming loans, declining net charge offs and improved asset quality had a direct effect on the lower amounts of provision that were recorded to the allowance for loan losses during the first quarter and year-to-date periods of 2004 as compared to 2003. Future provisions to the allowance for loan losses will continue to be based on the Company's quarterly minimum adequacy analysis that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" on page 17 of this Form 10-Q.

Noninterest Income

Total noninterest income increased $2,277 or 149.0% for the second quarter and $2,137 or 71.9% for the first six months of 2004 as compared to the same periods in 2003. Driving the quarterly and year-to-date increases was the sale of the Company's interest in ProCentury, a Columbus-based property and casualty insurer, on April 26, 2004. The sale of stock ownership in ProCentury, which was part of an initial public offering, resulted in gross income of $2,463 recognized. For additional information on the ProCentury transaction, please refer to Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 11 of this Form 10-Q. Growth in noninterest income was also positively impacted by continued growth in the Company's service charge revenue on deposit accounts, which was up $36 or 4.5% for the second quarter and $98 or 6.5% for the first six months of 2004 as compared to the same periods in 2003. This growth in service charge income primarily came from overdraft fees relative to the consistent average growth in the Company's checking account balances. At June 30, 2004, the Bank's average checking account balances were $69,200 as compared to $61,700 and $58,400 for the same periods in 2003 and 2002.

Partially offsetting the gains in noninterest income was the Company's net gain on sale of loans decreasing $152 for the second quarter and $342 for the six months ending June 30, 2004 as compared to the same periods in 2003. This was the result of a decline in volume of the Bank's secondary market sales of new long-term, fixed rate real estate loan originations. As previously mentioned, the mortgage refinancing boom appears to have peaked and has resulted in the Bank not having sold a real estate loan to the secondary market in 2004 as compared to approximately 140 loans being sold in the first and second quarters of 2003. Additionally, the Company's income from bank owned insurance decreased $24 or 14.0% for the second quarter and $33 or 9.6% for the six months ending June 30, 2004 as compared to the same periods in 2003 due to lower market rates. Furthermore, other noninterest income was down $42 or 12.4% for the second quarter and $44 or 6.6% for the six months ending June 30, 2004 as compared to the same time periods in 2003. This was in relation to the elimination of a quarterly fee associated with joint marketing services between the Company and ProCentury. The second quarter liquidation of ProCentury effectively terminated these services at the end of the first quarter 2004 which resulted in a decrease of $43 in other noninterest income for the three and six months ending June 30, 2004 as compared to the same periods in 2003.

Noninterest Expense

Total noninterest expense increased $307 or 6.1% for the second quarter of 2004 and $571 or 5.7% for the first six months of 2004 as compared to the same periods in 2003. Contributing most to the quarterly and year-to-date increases were salaries and employee benefits, the Company's largest noninterest expense item, which increased $195 or 6.8% for the second quarter of 2004 and $438 or 7.7% for the first six months of 2004 as compared to the same periods in 2003. This increase was related to the rising cost of medical insurance, annual merit increases and an increase in the Bank's full-time equivalent employee base from 243 employees at June 30, 2003 to 255 employees at June 30, 2004. Also adding to the quarterly and year-to-date growth in noninterest expense were furniture and equipment costs being up $78 or 32.5% for the second quarter of 2004 and $124 or 26.0% for the first six months of 2004 as compared to the same periods in 2003. This was largely due to the depreciation of furniture and equipment related to the Company's various investments in facility upgrades (Milton, WVa), operating system upgrades (AS400 computer), as well as newer "up-to-date" personal computer systems to improve employee and network efficiency. The remaining noninterest expense categories were collectively up $34 or 1.8% for the second quarter of 2004 and $9 or .2% for the first six months of 2004 as compared to the same periods in 2003.

                                Capital Resources

All of the capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                 Company Ratios    Regulatory      Well
                               6/30/04  12/31/03     Minimum    Capitalized

Tier 1 risk-based capital       12.2%     12.0%       4.00%         6.0%
Total risk-based capital ratio  13.5%     13.3%       8.00%        10.0%
Leverage ratio                   9.5%      9.5%       4.00%         5.0%

Cash dividends paid of $659 for the second quarter and $1,288 for the first six months of 2004 represent a 5.3% quarterly increase and a 6.1% year-to-date increase over the cash dividends paid during the same periods in 2003. The increase in cash dividends paid for both periods is largely due to an increase in the dividend rate paid per share. The quarterly dividend rate increased from $0.18 to $0.19 in 2004 as compared to the same period in 2003 which contributed to an increase in the Company's year-to-date dividend rate from $0.35 to $0.37 per share in 2004 as compared to the same period in 2003. The dividend rate has increased in proportion to the consistent growth in retained earnings. At June 30, 2004, approximately 78% of the shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $89,630 represented 12.5% of total assets at June 30, 2004. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2004, the Bank could borrow an additional $51 million from the FHLB. The Company experienced a decrease of $1,111 in cash and cash equivalents for the six months ended June 30, 2004. See the condensed consolidated statement of cash flows on page 6 for further cash flow information.

                         Off-Balance Sheet Arrangements

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

To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or whole. To achieve this task, the Company has created a quarterly report ("Watchlist") which lists loans from each loan portfolio that management deems to be potential credit risks. The criteria to be placed on this report are: past due 60 or more days, nonaccrual and loans management has determined to be potential problem loans. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee which consists of the President and members of senior management with lending authority. The function of the Committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the allowance for loan losses and other credit related issues. The Committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk). After the Committee evaluates each relationship listed in the report, a specific loss allocation may be assessed. This allocation is made up of amounts allocated to the commercial (89%), consumer (9%) and real estate (2%) loan portfolios. The total specific allocation at June 30, 2004 was $3,031.

Impaired loans consist of loans with balances of $200 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing loan balances continue to decline from the year-end (down 25%). Any changes in the allocation will be reflected in the specific allocation component. As of June 30, 2004, the total allocation for impaired loans was $1,498, which is reflected in the specific allocation of $3,031.

The second component (general allowance) consists of the total loan portfolio balances minus loan balances already reviewed (specific allocation). A quarterly large loan report is prepared to provide management with a "snapshot" of information on larger-balance loans (of $550 or greater), including loan grades, collateral values, etc. This tool allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the adequacy calculation. This risk factor reflects an actual 3 year performance evaluation of credit losses per loan portfolio. The risk factor is achieved by taking the average charge off per loan portfolio for the last 36 consecutive months and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using a 36 month average loss risk factor, the estimated allowance will more accurately reflect current losses. The total general allowance at June 30, 2004 was $3,634.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal and interest due. These areas are: 1) delinquency trends; 2) current local economic conditions; 3) non-performing loan trends; 4) recovery vs. charge off; and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the importance of the impact it may have on the allowance. After evaluating each area, an overall factor of 13% was determined for this reporting period. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in ten counties in two states, Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor. The total allocation for this component at June 30, 2004 was $472.

The adequacy of the allowance may be determined by certain specific and nonspecific allocations; however, the total allocation is available for any credit losses that may impact the loan portfolios. The Company has determined the estimated adequate allowance as of June 30, 2004 to be $7,137.

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

                           Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

The following table presents the Company's estimated net interest income sensitivity:

                                 June 30, 2004               December 31, 2003
Change in Interest Rates      Percentage Change in          Percentage Change in
     in Basis Points           Net Interest Income           Net Interest Income
------------------------      --------------------          --------------------
         +300                        (.95%)                           .09%
         +200                        (.53%)                          (.14%)
         +100                        (.37%)                          (.56%)
         -100                        1.35%                           2.04%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At June 30, 2004, the Company's net interest income declines modestly with an increase in interest rates due primarily to an above average volume of time deposits maturing during the third quarter of 2004. In a declining rate environment, net interest income increases from the interest rate floors on variable rate commercial and real estate loans. Management is continuing to emphasize variable rate and short-term duration assets to better position the balance sheet for higher interest rates.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Treasurer (the principal financial officer) of the Company, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's President and Chief Executive Officer and Senior Vice President and Treasurer have concluded that:

o information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

o information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

o the Company's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings involving the Company other than routine litigation incidental to its business. In the opinion of the Company's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              (a) Not Applicable.

              (b) Not Applicable.

              (c) Not Applicable.

              (d) Not Applicable.

              (e) The  following   table  provides   information  regarding  the
                  Company's repurchases of its common shares during the fiscal quarter ended June 30, 2004:

                                       ISSUER REPURCHASES OF EQUITY SECURITIES (1)
                                       -------------------------------------------

                                                                     Total Number of Shares             Maximum Number
                                  Total Number       Average          Purchased as Part of            of Shares That May
                                   of Shares      Price Paid per       Publicly Announced              Yet Be Purchased
            Period                 Purchased          Share             Plans or Programs          Under the Plan or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  April 1 - 30, 2004                    --                --                     --                           134,706
  May 1 - 31, 2004                   5,890            $34.49                  5,890                           128,816
  June 1 - 30, 2004                     --                --                     --                           128,816
                                 -------------
              TOTAL                  5,890
                                 =============



(1) On June 15, 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases. The Company's Board of Directors approved annual extensions to the plan. Most recently, the Board of Directors extended the stock repurchase program from February 16, 2004 to February 15, 2005, and authorized the Company to repurchase up to 175,000 shares of its common stock through open market and privately negotiated purchases. The timing of the purchases, the prices paid and actual number of shares purchased will depend upon market conditions and limitations imposed by applicable federal securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 14, 2004, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, Steven B. Chapman, Robert H. Eastman and Jeffrey E. Smith were nominated for reelection and were reelected. The summary of voting of the 2,931,651 shares outstanding were as follows:

Director Candidate          For               Against                   Abstain

Steven B. Chapman        2,922,162             9,489                      ----
Robert H. Eastman        2,922,151             9,500                      ----
Jeffrey E. Smith         2,928,035             3,616                      ----

ITEM 5.  OTHER INFORMATION

              Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:

           31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

           31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

             32 - Section  1350  Certification  (Principal Executive Officer and
                  Principal Financial Officer)

         (b)  Reports on Form 8-K:

           On April 15, 2004, the Company furnished a report on Form 8-K to report under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing its earnings for the first quarter period ending March 31, 2004.

           On April 28, 2004, the Company filed a report on Form 8-K to report under Item 5. Other Events and Regulation FD Disclosure the sale of its ownership interest in ProCentury Corp. in connection with ProCentury Corp.'s initial public offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OHIO VALLEY BANC CORP.


Date:  August 9, 2004            By:       /s/   Jeffrey E. Smith
                                           ----------------------
                                           Jeffrey E.  Smith
                                           President and Chief Executive Officer



Date:  August 9, 2004            By:        /s/  Jeffrey E. Miller, II
                                            --------------------------
                                            Larry E.  Miller, II
                                            Senior Vice President and Treasurer

                                  Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

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

                                             /s/ Jeffrey E. Smith
                                             -----------------------------------
Date:  August 9, 2004                        Jeffrey E. Smith, President and CEO

                                  Exhibit 31.2

                     Rule 13a-14(a)/15d-14(a) Certification

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

Date:  August 9, 2004                  /s/ Larry E. Miller, II
                                       -----------------------------------------
                                       Larry E. Miller, II, Sr. VP and Treasurer

                                   Exhibit 32

                           SECTION 1350 CERTIFICATION


         In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Corporation") on Form 10-Q for the quarterly and year-to-date periods ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jeffrey E. Smith, President and Chief Executive Officer of the Corporation, and Larry E. Miller, II, Senior Vice President and Treasurer (Chief Financial Officer) of the Corporation, each certify, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

         (1)      The Report fully complies with the  requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


* /s/ Jeffrey E. Smith                       * /s/ Larry E. Miller, II
----------------------                       -------------------------
Jeffrey E. Smith                             Larry E. Miller, II
President and Chief Executive Officer        Senior Vice President and Treasurer
                                             (Chief Financial Officer)

Dated:  August 9, 2004                       Dated:  August 9, 2004


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