Form 10-Q
period 2004-09-30
OHIO VALLEY BANC CORP
filed 2004-11-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended:
                               SEPTEMBER 30, 2004

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

                                    X Yes No

The number of common shares of the registrant outstanding as of October 29, 2004 was 3,452,325.

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

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........20

  Item 4.  Controls and Procedures............................................20

PART II - OTHER INFORMATION...................................................21

  Item 1.  Legal Proceedings..................................................21

  Item 2.  Changes in Securities and Use of Proceeds .........................21

  Item 3.  Defaults Upon Senior Securities....................................22

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

SIGNATURES....................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                    September 30,   December 31,
                                                        2004            2003
                                                    ------------    ------------
ASSETS
Cash and noninterest-bearing deposits with banks    $    14,249     $    17,753
Federal funds sold                                        5,075              --
                                                    ------------    ------------
  Total cash and cash equivalents                        19,324          17,753
Interest-bearing deposits in other banks                    526             859
Securities available-for-sale                            70,401          76,352
Securities held-to-maturity (estimated
  fair value: 2004 - $13,609; 2003 - $13,547)            12,938          12,835
Total loans                                             601,728         573,704
Less: Allowance for loan losses                          (6,941)         (7,593)
                                                    ------------    ------------
  Net loans                                             594,787         566,111
Premises and equipment, net                               8,969           9,142
Accrued income receivable                                 2,769           2,700
Goodwill                                                  1,267           1,267
Bank owned life insurance                                13,593          13,222
Other assets                                              5,472           7,086
                                                    ------------    ------------
          Total assets                              $   730,046     $   707,327
                                                    ============    ============

LIABILITIES
Noninterest-bearing deposits                        $    61,660     $    62,235
Interest-bearing deposits                               478,041         445,274
                                                    ------------    ------------
  Total deposits                                        539,701         507,509
Securities sold under agreements to repurchase           25,026          24,018
Other borrowed funds                                     85,049         101,562
Subordinated debentures                                  13,500          13,500
Accrued liabilities                                       9,764           6,330
                                                    ------------    ------------
          Total liabilities                             673,040         652,919

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share,
  10,000,000 shares authorized; 2004 -
   3,680,035 shares issued; 2003 - 3,658,212
   shares issued)                                         3,680           3,658
Additional paid-in capital                               31,626          30,962
Retained earnings                                        27,884          23,343
Accumulated other comprehensive income                       88             624
Treasury stock, at cost (2004 - 227,710
  shares; 2003 - 159,611 shares)                         (6,272)         (4,179)
                                                    ------------    ------------
          Total shareholders' equity                     57,006          54,408
                                                    ------------    ------------
          Total liabilities and
            shareholders' equity                    $   730,046      $  707,327
                                                    ============     ===========

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 10,023   $ 10,280   $ 29,781   $ 31,518
     Securities
         Taxable                           689        658      2,123      2,037
         Tax exempt                        137        173        420        519
     Dividends                              57         51        161        151
     Other Interest                          5         17         40         59
                                      ---------  ---------  ---------  ---------
                                        10,911     11,179     32,525     34,284

Interest expense:
     Deposits                            2,825      2,951      8,379      9,441
     Securities sold under
       agreements to repurchase             68         48        159        148
     Other borrowed funds                  881      1,035      2,710      3,176
     Subordinated debentures               245         --        715         --
     Obligated mandatorily redeemable
       capital securities of
         subsidiary trust                   --        233         --        709
                                      ---------  ---------  ---------  ---------
                                         4,019      4,267     11,963     13,474
                                      ---------  ---------  ---------  ---------
Net interest income                      6,892      6,912     20,562     20,810
Provision for loan losses                  471        996      1,612      3,627
                                      ---------  ---------  ---------  ---------
Net interest income after provision
  for loan losses                        6,421      5,916     18,950     17,183

Noninterest income:
     Service charges on deposit accounts   845        832      2,444      2,332
     Trust fees                             48         54        154        165
     Income from bank owned insurance      148        172        458        516
     Net gain on sale of loans              21         84         31        435
     Net gain on sale of
       ProCentury Corp.                     --         --      2,463         --
     Other                                 313        343        936      1,010
                                      ---------  ---------  ---------  ---------
                                         1,375      1,485      6,486      4,458

Noninterest expense:
     Salaries and employee benefits      3,185      2,938      9,305      8,621
     Occupancy                             311        331        962        980
     Furniture and equipment               317        267        918        744
     Data processing                       183        177        543        475
     Other                               1,349      1,438      4,151      4,294
                                      ---------  ---------  ---------  ---------
                                         5,345      5,151     15,879     15,114
                                      ---------  ---------  ---------  ---------
Income before income taxes               2,451      2,250      9,557      6,527
Provision for income taxes                 781        660      3,070      1,905
                                      ---------  ---------  ---------  ---------
NET INCOME                            $  1,670   $  1,590   $  6,487   $  4,622
                                      =========  =========  =========  =========

Earnings per share                    $   0.48   $   0.46   $   1.87   $   1.33
                                      =========  =========  =========  =========

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------

Balance at beginning of period        $ 56,038   $ 52,451   $ 54,408   $ 50,375

Comprehensive income:
   Net income                            1,670      1,590      6,487      4,622
   Change in unrealized gain
    (loss) on available-for-sale
      securities                           701       (915)      (812)    (1,111)
   Income tax effect                      (238)       311        276        378
                                      ---------  ---------  ---------  ---------
     Total comprehensive income          2,133        986      5,951      3,889

Proceeds from issuance of common
  stock through dividend reinvestment
    plan                                   180        168        686        555

Cash dividends                            (658)      (627)    (1,946)    (1,841)

Shares acquired for treasury              (687)       (15)    (2,093)       (15)
                                      ---------  ---------  ---------  ---------
Balance at end of period              $ 57,006   $ 52,963   $ 57,006   $ 52,963
                                      =========  =========  =========  =========
Cash dividends per share              $   0.19   $   0.18   $   0.56   $   0.53
                                      =========  =========  =========  =========

Shares from common stock issued
  through dividend reinvestment plan     5,721      6,955     21,823     24,215
                                      =========  =========  =========  =========

Shares acquired for treasury            21,725        641     68,099        641
                                      =========  =========  =========  =========

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                 Nine months ended September 30,
                                                     2004               2003
                                                 ------------       ------------

Net cash from operating activities:              $    14,213        $     6,978

Investing activities:
     Proceeds from maturities of securities
       available-for-sale                             22,170             32,796
     Purchases of securities available-for-sale      (17,029)           (27,879)
     Proceeds from maturities of securities
       held-to-maturity                                  935                771
     Purchases of securities held-to-maturity         (1,056)            (1,040)
     Change in interest-bearing deposits
       in other banks                                    333                628
     Net change in loans                             (30,374)            (8,561)
     Proceeds from sale of other real estate owned      (214)              (847)
     Purchases of premises and equipment                (741)            (1,468)
                                                 ------------       ------------
Net cash from (used) in investing activities         (25,976)            (5,600)

Financing activities:
     Change in deposits                               32,192             16,245
     Cash dividends                                   (1,946)            (1,841)
     Proceeds from issuance of common stock              686                555
     Purchases of treasury stock                      (2,093)               (15)
     Change in securities sold under
       agreements to repurchase                        1,008            (10,857)
     Proceeds from long-term borrowings               11,000              3,457
     Repayment of long-term borrowings               (14,303)           (10,634)
     Change in other short-term borrowings           (13,210)              (938)
                                                 ------------       ------------
Net cash from (used) in financing activities          13,334             (4,028)
                                                 ------------       ------------

Change in cash and cash equivalents                    1,571             (2,650)
Cash and cash equivalents at beginning of period      17,753             23,451
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    19,324        $    20,801
                                                 ============       ============

Supplemental Disclosure:

     Cash paid for interest                      $   12,569         $    14,674
     Cash paid for income taxes                       1,837               2,235
     Non-cash transfers from loans to
       other real estate owned                          300               3,663



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (the "Company") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc., a consumer finance company, and Ohio Valley Financial Services Agency, LLC, an insurance agency. As further discussed in the Accounting Pronouncements section of Note 1, trusts that had previously been consolidated with the Company are now reported separately. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2004, and its results of operations and cash flows for the periods presented. The results of operations for the nine months ending September 30, 2004 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2004. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2003 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE

Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,462,871 and 3,483,994 for the three months ending September 30, 2004 and 2003, respectively. Weighted average shares outstanding were 3,477,305 and 3,476,898 for the nine months ending September 30, 2004 and 2003, respectively.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged against the allowance when management confirms that a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                             September 30,          December 31,
                                                 2004                   2003
                                             ------------           ------------

         Commercial and industrial loans     $   228,981            $   220,724
         Real estate loans                       225,344                217,636
         Consumer loans                          145,907                134,720
         Other loans                               1,496                    624
                                             ------------           ------------
                                             $   601,728            $   573,704
                                             ============           ============

At September 30, 2004 and December 31, 2003, loans on nonaccrual status were approximately $1,521 and $2,655, respectively. Loans past due more than 90 days and still accruing at September 30, 2004 and December 31, 2003 were $1,213 and $659, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Following is an analysis of changes in the allowance for loan losses for the nine months ended September 30:

                                                2004                   2003
                                             ----------             ----------

Balance - January 1,                         $   7,593              $   7,069
Loans charged off:
     Real estate                                   598                    561
     Commercial                                  1,564                  2,171
     Consumer                                    1,595                  1,897
                                             ----------             -----------
Total loans charged off                          3,757                  4,629

Recoveries of loans:
     Real estate                                   484                    220
     Commercial                                    351                    459
     Consumer                                      658                    696
                                             ----------             -----------
Total recoveries                                 1,493                  1,375
                                             ----------             -----------

Net loan charge-offs                            (2,264)                 (3,254)

Provision charged to operations                  1,612                   3,627
                                             ----------             -----------
Balance - September 30,                      $   6,941              $    7,442

Information regarding impaired loans is as follows:
                                             September 30,         December 31,
                                                 2004                 2003
                                            --------------       ---------------

Balance of impaired loans                   $       1,758        $        1,988
                                            ==============       ===============
Less portion for which no specific
  allowance is allocated                    $         624        $          801
                                            =============        ===============
Portion of impaired loan balance for
  which a specific allowance for credit
  losses is allocated                       $       1,134        $        1,187
                                            ==============       ===============
Portion of allowance for loan losses
  specifically allocated for the
  impaired loan balance                     $       1,466        $          475
                                            ==============       ===============
Average investment in impaired loans
  year-to-date                              $       1,835        $        2,082
                                            ==============       ===============

Interest on impaired loans was not material for the periods ended September 30, 2004 and 2003, respectively.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.50% of total loans were unsecured at September 30, 2004 as compared to 3.99% at December 31, 2003.

The Company is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 2004, the contract or notional amounts of these instruments, which primarily include commitments to extend credit and standby letters of credit and financial guarantees, totaled approximately $70,221 as compared to $58,496 at December 31, 2003.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2004 and December 31, 2003 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank Notes.

                           FHLB        Promissory         FRB
                        Borrowings       Notes           Notes         Totals
                        ----------     ----------     ----------     ----------

September 30, 2004..    $  73,351      $   6,376      $   5,322      $  85,049
December 31, 2003...    $  90,729      $   7,031      $   3,802      $ 101,562

Pursuant to collateral agreements with the FHLB, advances are secured by certain qualifying first mortgage loans and by FHLB stock which totaled $110,026 and $5,364, respectively, at September 30, 2004. Fixed rate FHLB advances of $73,351 mature through 2010 and have interest rates ranging from 1.65% to 6.62%.

Promissory notes, issued primarily by the parent company, have fixed rates of 1.70% to 4.25% and are due at various dates through a final maturity date of February 9, 2006.

At September 30, 2004, scheduled principal payments through December 31 over the next five years are as follows:

                           FHLB        Promissory        FRB
                        Borrowings        Notes         Notes          Totals
                        ----------     ----------     ----------     ----------

2004                    $   7,393      $   2,804      $   5,322      $  15,519

2005                       21,616          3,465             --         25,081

2006                       20,107            107             --         20,214

2007                        5,061             --             --          5,061

2008                        9,010             --             --          9,010

Thereafter                 10,164             --             --         10,164
                        ----------     ----------     ----------     ----------
                        $  73,351      $   6,376      $   5,322      $  85,049
                        ==========     ==========     ==========     ==========

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $29,000 at September 30, 2004 and $27,000 at December 31, 2003. Various securities from the Bank used to collateralize FRB notes totaled $6,160 at September 30, 2004 and $5,995 at December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (dollars in thousands, except share and per share data)

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at September 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Company is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

                                  Comparison of
                               Financial Condition
                     at September 30, 2004 and December 31, 2003
                     -------------------------------------------

Introduction

The consolidated total assets of the Company increased $22,719 or 3.2% during the first nine months of 2004 to finish at $730,046. This increase in assets was primarily due to an increase in the Company's loan portfolio, which is up $28,024, partially offset by a $5,848 decline in securities from year-end 2003. Loan growth in 2004 has resulted in a decrease in the Company's cash and noninterest-bearing deposits with banks which are down $3,504 from year-end 2003. In addition to cash, the Company's year-to-date loan growth was also funded by an increase in the Company's total deposits which were up $32,192, primarily from a 10% increase in time deposits from year-end 2003. Growth in deposits also provided additional funds to pay down other borrowed funds which have decreased $16,513 from year-end 2003.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At September 30, 2004, cash and cash equivalents totaled $19,324, up 8.8% compared to $17,753 at December 31, 2003. This increase was primarily attributable to the Company's improved liquidity position that produced excess federal funds sold of $5,075 at September 30, 2004 as compared to no federal funds sold at year-end 2003. Cash and noninterest-bearing deposits with banks decreased by $3,504 or 19.3% due to increased funding needs related to the growth in the loan portfolio as well as fewer items in the process of collection at September 30, 2004. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this management's discussion and analysis.

Securities

During the first nine months of 2004, securities declined $5,848 or 6.6% led by a decline in U.S. government agency securities of $15,540 or 41.1% offset partially by an increase in higher yielding mortgage-backed securities of $9,405 or 28.1%. The Company has shifted from investing in U.S. government agency securities to mortgage-backed securities primarily to improve both the yield in the securities portfolio and the timing of cash flows due to the more rapid repayment of principal in mortgage-backed securities.

Loans

During the first nine months of 2004, total loans were up $28,024 or 4.9% from year-end 2003. This growth was led by real estate loans which increased $11,345 or 5.2% from year-end 2003 to reach $228,981. In 2003, the Company's real estate loan portfolio was impacted by a heavy period of mortgage refinancing triggered by a record low rate interest environment. This prompted the Company's risk-management strategy of selling a significant portion of its longer term (15 to 30 year) fixed rate real estate loan originations to the secondary market while growing its 1 year adjustable rate products and retaining them in the portfolio. The Company's loan portfolio is now better positioned for a "rise" in interest rates and the heavy period of mortgage refinancing has declined, and as a result, the Company has increased its fixed rate loan originations. For 2004's year-to-date period, real estate loan growth was comprised mostly of 15 and 20 year fixed rate originations which were up $8,459 or 14.9% from year-end 2003. In addition, the Company's 1 year adjustable rate products continue to be up by $3,160 or 4.2% from year-end 2003. Real estate loans represent the largest portion of the total loan portfolio at 38% period ending September 30, 2004.

Loan increases also came from consumer loans which were up $11,187 or 8.3% from year-end 2003 to reach $145,907. Consumer loan growth came primarily from originations in the areas of automobiles (both direct and indirect), recreational vehicles and mobile homes which were collectively up $8,750 from year-end 2003. Indirect automobile lending continues to represent the largest portion of the consumer loan portfolio with an increase of $3,628 or 7.6% to reach $51,418 at September 30, 2004 as compared to $47,790 at December 31, 2003. The Company's West Virginia markets of Cabell and Kanawha counties contributed most to the auto indirect lending growth, which increased $2,763 from year-end 2003. The Company believes the growth in the consumer loan portfolio is attributable to the low interest rate environment which allows for more aggressive loan pricing.

The Company's total loan growth was also attributable to a $4,620 or 2.1% increase in commercial loan balances from year-end 2003. This commercial growth came mostly from lending opportunities within the Company's primary market areas of Gallia, Jackson, Pike and Franklin counties in Ohio, which accounted for 73.3% of the total increase. The Company's growing West Virginia markets contributed 9.3% to total commercial loan originations. Continued growth in commercial loans for the remaining periods in 2004 and 2005 will be dependent upon economic conditions as well as general demand for loans in the Company's market areas.

Allowance for Loan Losses

During the first nine months of 2004, the Company experienced a $990 or 30.4% decrease in net charge offs as compared to the same period in 2003. The decrease in net charge offs, particularly consumer and commercial loans, is largely attributed to the Company's improved nonperforming loan status. The Company's nonperforming loans at September 30, 2004 totaled $2,734 as compared to $5,445 for the same period in 2003, which emphasizes management's continued focus on asset quality. The decreased nonperforming loans improved the Company's ratio of nonperforming loans as a percentage of total loans to .45% as of September 30, 2004 compared to .96% at September 30, 2003. Due to this decline in nonperforming loans caused by improvements in asset quality and lower portfolio risk, the ratio of allowance for loan losses to total loans decreased to 1.15% at September 30, 2004 as compared to 1.32% at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio.

Deposits

Total deposit growth of $32,192 or 6.3% during the first nine months of 2004 was primarily in time deposits which increased $28,935 or 10.1%. This growth was primarily driven by increases in the Company's brokered CD and network CD issuances of $15,703 and $2,290, respectively, during the first nine months of 2004. Management continues to utilize these deposit sources from local and national markets to not only supplement deposit growth, but also fund growth in earning assets and reduce other borrowed funds. The Company's interest bearing demand deposits increased $3,832 or 2.4% during the same period largely due to increases in the Company's public fund, Gold Club and Earnie NOW account balances. Additionally, the Company's interest-free funding source, noninterest bearing demand deposits, decreased $575 or .9% during the first nine months of 2004 over year-end 2003. This decrease occurred mostly in business checking account balances which were down $725.

Other Borrowed Funds

Other borrowed funds consist primarily of advances from the Federal Home Loan Bank ("FHLB"), which are used to fund loan growth and short-term liquidity needs. Other borrowed funds were down $16,513 or 16.3% from December 31, 2003. With the growth in deposits outpacing asset growth, management was able to reduce short-term borrowings from the FHLB by $14,075 and long-term fixed rate borrowings from the FHLB by $3,304 from year-end 2003. Based on the current low interest rate environment, management prefers funding asset growth with term deposits rather than variable rate borrowings.

Shareholders' Equity

Total shareholders' equity at September 30, 2004 of $57,006 was up by $2,598 or 4.8% as compared to the balance of $54,408 on December 31, 2003. This increase was largely due to year-to-date income of $6,487 plus proceeds of $686 from the issuance of common stock through the dividend reinvestment plan less cash dividends paid of $1,946 or $.56 per share year-to-date. While cash dividends represented 30 % of year-to-date income, dividends net of proceeds from the dividend reinvestment plan represented only 19.4% of year-to-date income.

Partially offsetting the growth in capital was an increase in the amount treasury stock repurchases. The Company had treasury stock totaling $6,272 at September 30, 2004, an increase of $2,093 as compared to the total at year-end 2003. During the first nine months of 2004, the Company repurchased 68,099 common shares at an average price of $30.74 per share under the 2004 Stock
Repurchase Program. The Company anticipates repurchasing additional common shares in the future as authorized by its 2004 Stock Repurchase Program.

Further offsetting the growth in capital was a decrease in the market value of available-for-sale securities held by the Company which lowered shareholders' equity by $536, net of deferred income taxes. At September 30, 2004, the Company had an unrealized gain, net of deferred income taxes, totaling $88 as compared to an unrealized gain, net of deferred income taxes, totaling $624 at December 31, 2003. The Company has approximately 84% of its securities classified as available-for-sale. As a result, the securities and shareholders' equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the securities were classified as held-to-maturity.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                       Ended September 30, 2004 and 2003
                    ----------------------------------------

Introduction

For the three months ended September 30, 2004, net income totaled $1,670, up $80 or 5.0% from the $1,590 reported a year ago. For the nine months ended September 30, 2004, net income totaled $6,487, up $1,865 or 40.4% over the $4,622 earned a year ago. Comparing September 30, 2004 to September 30, 2003, the annualized year-to-date return on assets improved from .89% to 1.21%, while return on equity improved from 11.95% to 15.64%. Third quarter 2004 earnings per share was $.48, up 4.3% over last year's $.46 third quarter earnings per share. During the first nine months of 2004, earnings per share was $1.87, up 40.6% over last year's $1.33 per share. The year-to-date gain in net income and earnings per share were primarily due to the Company's sale of its minority interest in an insurance investment ProCentury, which resulted in an after-tax gain of $1,625 or $.47 per share. For additional information on the ProCentury transaction, please refer to Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 11 of this Form 10-Q. Significant improvement in the Company's asset quality also contributed to the increase in net income by lowering provision expense by $525 and $2,015 for the quarterly and year-to-date periods of 2004, as compared to 2003, respectively.

Net Interest Income

For the third quarter of 2004, net interest income was down $20 or .3% as compared to the third quarter of 2003. Through the first nine months of 2004, net interest income was down $248 or 1.2% as compared to the same period in 2003. The third quarter and year-to-date decreases to net interest income were primarily due to the growth in earning assets being more than offset by net interest margin compression from a sustained low interest rate environment. This net interest margin compression is a result of declining earning asset yields combined with limited opportunities for corresponding decreases to average rates paid on the Company's interest-bearing liabilities.

Total interest income decreased $268 or 2.4% for the third quarter of 2004 and decreased $1,759 or 5.1% through the first nine months of 2004 as compared to the same periods in 2003. Growth in average earning assets of $26,902 or 4.1% through the first nine months of 2004 was more than offset by declining asset yields, which were down 65 basis points as compared to the first nine months in 2003. This can be attributed to the high volume of mortgage refinancing throughout 2003 that resulted in the real estate loan portfolio shifting from higher-yielding fixed rate mortgages to adjustable rate mortgages at significantly lower rates.

Total interest expense decreased $248 or 5.8% for the third quarter of 2004 and decreased $1,511 or 11.2% through the first nine months of 2004 as compared to the same periods in 2003. The decline in interest expense was attributable to a 42 basis point year-to-date decrease in the Bank's average funding costs due to the sustained low interest rate environment. As a result, the Company's net interest margin through the first nine months of 2004 decreased to 4.10% from 4.33% in the same period for 2003. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 20 of this Form 10-Q.

Provision Expense

The Company's provision expense was $471 in the third quarter of 2004, down $525 or 52.7% as compared to the same period in 2003. The Company's provision expense finished at $1,612 through the first nine months of 2004, down $2,015 or 55.6% as compared to the same period in 2003. These significant decreases are largely due to the Company's improved asset quality as well as lower levels of loan delinquencies. Through the first nine months of 2004, the Company experienced a $580 decline in nonperforming loans to finish at $2,734 at September 30, 2004 as compared to $3,314 in nonperforming loans at December 31, 2003. In addition, the Company's net charge offs declined $990 or 30.4% through the first nine months of 2004 as compared to the same period in 2003. The combination of fewer nonperforming loans, declining net charge offs and improved asset quality had a direct effect on the lower amounts of provision that were recorded to the allowance for loan losses during the third quarter and year-to-date periods of 2004 as compared to 2003. Future provisions to the allowance for loan losses will continue to be based on the Company's quarterly minimum adequacy analysis that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" on page 18 of this Form 10-Q.

Noninterest Income

Total noninterest income decreased $110 or 7.4% for the third quarter in 2004 as compared to the same periods in 2003. Driving the quarterly decrease was the decrease in net gain on sale of loans of $63 or 75.0% as compared to the same quarterly period in 2003. This was the result of a decline in volume of the Bank's secondary market sales of new long-term, fixed rate real estate loan originations. As previously mentioned, the mortgage refinancing boom appears to have peaked and has resulted in the Bank having sold only a minimal amount of real estate loans to the secondary market in the third quarter of 2004 as compared to approximately 51 loans being sold during the third quarter of 2003. Other noninterest income was down $30 or 8.7% for the quarter ending September 30, 2004 as compared to the same period in 2003 due to the elimination of a quarterly fee associated with joint marketing services between the Company and ProCentury. The second quarter liquidation of ProCentury effectively terminated these services for 2004 which resulted in a decrease of $43 in other noninterest income for the three months ending September 30, 2004 as compared to the same period in 2003. Further impacting the quarterly decrease in noninterest income was the decrease in income from bank owned life insurance of $24 or 14.0% for the third quarter period ending September 30, 2004 as compared to the same periods in 2003 due to lower market rates.

Total noninterest income increased $2,028 or 45.5% for the first nine months of 2004 as compared to the same period in 2003. Contributing most to the year-to-date increase was the sale of the Company's interest in ProCentury, a Columbus-based property and casualty insurer, on April 26, 2004. The sale of stock ownership in ProCentury, which was part of an initial public offering, resulted in gross income of $2,463 recognized. For additional information on the ProCentury transaction, please refer to Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 11 of this Form 10-Q. Growth in year-to-date noninterest income was also positively impacted by continued growth in the Company's service charge revenue on deposit accounts, which was up $112 or 4.8% for the first nine months of 2004 as compared to the same periods in 2003. This growth in service charge income primarily came from overdraft fees relative to the consistent average growth in the Company's checking account balances. At September 30, 2004, the Bank's average checking account balances were $69,945 as compared to $62,753 for the same period in 2003.

Partially offsetting the year-to-date gain in noninterest income was the decrease in the Company's net gain on sale of loans by $404 or 92.9% during the nine months ending September 30, 2004 as compared to the same period in 2003. As mentioned in the quarterly results of operations, refinancing volume has declined and has resulted in the Bank having sold only a minimal amount of real estate loans to the secondary market in 2004 as compared to approximately 191 loans being sold in the nine months of 2003. The Company's income from bank owned insurance decreased $58 or 11.2% for the nine months ending September 30, 2004 as compared to the same period in 2003 due to lower market rates. Furthermore, other noninterest income was down $74 or 7.3% for the nine months ending September 30, 2004 as compared to the same period in 2003 due to the elimination of the quarterly fee associated with ProCentury as discussed in the quarterly results of operations.

Noninterest Expense

Total noninterest expense increased $194 or 3.8% for the third quarter of 2004 and $765 or 5.1% for the nine months ending 2004 as compared to the same periods in 2003. Contributing most to the quarterly and year-to-date increases were salaries and employee benefits, the Company's largest noninterest expense item, which increased $247 or 8.4% for the third quarter of 2004 and $684 or 7.9% for the first nine months of 2004 as compared to the same periods in 2003. This increase was related to the rising cost of medical insurance, annual merit increases and an increase in the Bank's full-time equivalent employee base from 260 employees at September 30, 2003 to 265 employees at September 30, 2004. Also adding to the quarterly and year-to-date growth in noninterest expense were furniture and equipment costs being up $50 or 18.7% for the third quarter of 2004 and $174 or 23.4% for the first nine months of 2004 as compared to the same periods in 2003. This was largely due to the depreciation of furniture and equipment related to the Company's various investments in facility upgrades (Milton, W.Va.), operating system upgrades (AS400 computer), as well as newer "up-to-date" personal computer systems to help improve employee and network efficiency. The remaining noninterest expense categories were collectively down $103 or 5.3% for the third quarter of 2004 and $93 or 1.6% for the first nine months of 2004 as compared to the same periods in 2003.

                                Capital Resources

All of the capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                 Company Ratios    Regulatory      Well
                               9/30/04  12/31/03     Minimum    Capitalized

Tier 1 risk-based capital       12.0%     12.0%       4.00%         6.0%
Total risk-based capital ratio  13.2%     13.3%       8.00%        10.0%
Leverage ratio                   9.6%      9.5%       4.00%         5.0%

Cash dividends paid of $658 for the third quarter and $1,946 for the first nine months of 2004 represent a 4.9% quarterly increase and a 5.7% year-to-date increase over the cash dividends paid during the same periods in 2003. The increase in cash dividends paid for both periods is largely due to an increase in the dividend rate paid per share. The quarterly dividend rate increased from $0.18 to $0.19 in 2004 as compared to the same period in 2003 which contributed to an increase in the Company's year-to-date dividend rate from $0.53 to $0.56 per share in 2004 as compared to the same period in 2003. The dividend rate has increased in proportion to the consistent growth in retained earnings. At September 30, 2004, approximately 78% of the shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $91,796 represented 12.6% of total assets at September 30, 2004. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2004, the Bank could borrow an additional $48 million from the FHLB. The Company experienced an increase of $1,571 in cash and cash equivalents for the nine months ended September 30, 2004. See the condensed consolidated statement of cash flows on page 6 for further cash flow information.

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

To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or whole. To achieve this task, the Company has created a quarterly report ("Watchlist") which lists the loans from each loan portfolio that management deems to be potential credit risks. The criteria to be placed on this report are: past due 60 or more days, nonaccrual and loans management has determined to be potential problem loans. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee which consists of the President and members of senior management with lending authority. The function of the Committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the allowance for loan losses and other credit related issues. The Committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk). After the Committee evaluates each relationship listed in the report, a specific loss allocation may be assessed. The specific allocation is currently made up of amounts allocated to the commercial (99%) and real estate (1%) loan portfolios. The total specific allocation at September 30, 2004 was $2,365.

Included in the specific allocation are impaired loans, which consist of loans with balances of $200 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing loan balances continue to decline from the year-end (down 18%). Any changes in the impaired allocation will be reflected in the total specific allocation. As of September 30, 2004, the total allocation for impaired loans was $1,486, which is reflected in the specific allocation of $2,365.

The second component (general allowance) consists of the total loan portfolio balances minus loan balances already reviewed (specific allocation). A quarterly large loan report is prepared to provide management with a "snapshot" of information on larger-balance loans (of $550 or greater), including loan grades, collateral values, etc. This tool allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the adequacy calculation. This risk factor reflects an actual 1 year or 3 year performance evaluation of credit losses per loan portfolio, whichever is greater. The risk factor is achieved by taking the average charge off per loan portfolio for the last 12 or

36 consecutive months, whichever is greater, and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the greater of the 12 or 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses. The total general allowance at September 30, 2004 was $3,911.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal due. These areas are: 1) delinquency trends; 2) current local economic conditions; 3) non-performing loan trends; 4) recovery vs. charge off; and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the importance of the impact it may have on the allowance. After evaluating each area, an overall factor of 17% was determined for this reporting period. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in a total of ten counties in Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor. The total allocation for this component at September 30, 2004 was $665.

The adequacy of the allowance may be determined by certain specific and nonspecific allocations; however, the total allocation is available for any credit losses that may impact the loan portfolios. The Company has determined the estimated adequate allowance as of September 30, 2004 to be $6,941.

                          Concentration of Credit Risk

The Company maintains a diversified credit portfolio, with real estate loans currently comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

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

The Company's Asset/Liability Committee monitors and manages IRR within Board approved policy limits. The current IRR policy limits anticipated changes in net interest income over a 12 month horizon to plus or minus 10% of the base net interest income assuming a parallel rate shock of up 100, 200 and 300 basis points and down 100 basis points. Based on the current low interest rate environment, management did not test interest rates down 200 and 300 basis points.

The following table presents the Company's estimated net interest income sensitivity:

                               September 30, 2004             December 31, 2003
Change in Interest Rates      Percentage Change in          Percentage Change in
     in Basis Points           Net Interest Income           Net Interest Income
------------------------      --------------------          --------------------
         +300                        (.64%)                           .09%
         +200                        (.18%)                          (.14%)
         +100                        (.01%)                          (.56%)
         -100                        1.01%                           2.04%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At September 30, 2004, the Company's net interest income declines modestly with an increase in interest rates. In a declining rate environment, net interest income increases from the interest rate floors on variable rate commercial and real estate loans. Management is continuing to emphasize variable rate and short-term duration assets to better position the balance sheet for higher interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a) Not Applicable.

              (b) Not Applicable.

              (c) The  following   table  provides   information  regarding  the
                  Company's repurchases of its common shares during the fiscal quarter ended September 30, 2004:

                                       ISSUER REPURCHASES OF EQUITY SECURITIES (1)
                                       -------------------------------------------

                                                                     Total Number of Shares             Maximum Number
                                  Total Number       Average          Purchased as Part of            of Shares That May
                                   of Shares      Price Paid per       Publicly Announced              Yet Be Purchased
            Period                 Purchased          Share             Plans or Programs          Under the Plan or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  July 1 - 31, 2004                  7,000            $33.10                  7,000                           121,816
  August 1 - 31, 2004                5,000            $31.10                  5,000                           116,816
  September 1 - 30, 2004             9,725            $30.85                  9,725                           107,091
                                 -------------    -------------           -------------                    -------------
              TOTAL                 21,725            $31.63                 21,725                           107,091
                                 =============    =============           =============                    =============

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:

           31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

           31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

             32 - Section  1350  Certification  (Principal Executive Officer and
                  Principal Financial Officer)

         (b) Reports on Form 8-K:

           On July 16, 2004, the Company furnished a report on Form 8-K to report under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing its earnings for the second quarter and year-to-date period ending June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OHIO VALLEY BANC CORP.


Date:  November 9, 2004          By:       /s/  Jeffrey E. Smith
                                           ----------------------
                                           Jeffrey E. Smith
                                           President and Chief Executive Officer



Date:  November 9, 2004          By:        /s/  Larry E. Miller, II
                                            --------------------------
                                            Larry E. Miller, II
                                            Senior Vice President and Treasurer

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

                                             /s/ Jeffrey E. Smith
                                             -----------------------------------
Date:  November 9, 2004                      Jeffrey E. Smith, President and CEO

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

Date:  November 9, 2004                /s/ Larry E. Miller, II
                                       -----------------------------------------
                                       Larry E. Miller, II, Sr. VP and Treasurer

                                   Exhibit 32

                           SECTION 1350 CERTIFICATION


         In connection with the Quarterly Report of Ohio Valley Banc Corp. (the "Corporation") on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jeffrey E. Smith, President and Chief Executive Officer of the Corporation, and Larry E. Miller, II, Senior Vice President and Treasurer (Chief Financial Officer) of the Corporation, each certify, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

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

Dated:  November 9, 2004                     Dated:  November 9, 2004


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