Form 10-K
period 2004-12-31
OHIO VALLEY BANC CORP
filed 2005-03-16
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2004

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

The aggregate market value of the common shares of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the common shares as of June 30, 2004 was $108,077,532.

The number of common shares of the Registrant outstanding as of February 28, 2004 was 3,430,859 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 2004 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 13, 2005 are incorporated by reference into Part III,Items 10, 11, 12, 13 and 14.

Exhibit Index begins on page 24.

                                     PART I

ITEM 1 - BUSINESS

                                 Holding Company
                                 ---------------

     Ohio Valley Banc Corp ("Ohio Valley") is a financial holding company that was incorporated under the laws of the State of Ohio on January 8, 1992. Ohio Valley is registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631. Ohio Valley's common shares are listed on The NASDAQ National Market under the symbol "OVBC". Ohio Valley's business is incident to its 100% ownership of the outstanding equity of The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc. ("Loan Central") and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"). Ohio Valley and its subsidiaries are collectively referred to as the "Company."

                                 Bank Subsidiary
                                 ---------------

     A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by the Bank. The Bank was organized on September 24, 1872, under the laws governing private banking in Ohio. The Bank was incorporated in accordance with the general corporation laws governing savings and loan associations of the State of Ohio on January 8, 1901. The Articles of Incorporation of the Bank were amended on January 25, 1935, for the purpose of authorizing the Bank to transact a commercial savings bank and safe deposit business and again on January 26, 1950, for the purpose of adding special plan banking. The Bank was approved for trust powers in 1980 with trust services first being offered in 1981.

     The Bank is primarily engaged in commercial and retail banking. The Bank is a full-service financial institution offering a blend of commercial, consumer and agricultural banking services within central and southeastern Ohio as well as western West Virginia. Loans of all types and checking, savings and time deposits are offered, along with such services as safe deposit boxes, issuance of travelers' checks and administration of trusts. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). In addition to originating loans, the Bank invests in U.S. government and agency obligations, interest-bearing deposits in other financial institutions and other investments permitted by applicable law.

     The Bank presently has sixteen offices, all of which offer automatic teller machines ("ATM's"). Seven of these offices also offer drive-up services. The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2004.

                               Non-bank Subsidiary
                               -------------------

     Loan Central was incorporated on February 1, 1996 under the laws of the State of Ohio governing finance companies. Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history. Loan Central presently has five offices within southeastern Ohio.

                         Financial Services Subsidiaries
                         -------------------------------

     Ohio Valley Financial Services was formed on January 10, 2000 and is engaged in selling life insurance. [To who? More about business?] Ohio Valley Financial Services was approved under the guidelines of the State of Ohio Department of Insurance.

     Ohio Valley also holds a non-majority equity interest in three insurance businesses. The first, BSG Title Services, LLC, was formed on February 28, 2001. The second, OVB Title Services, LLC, was formed on October 1, 2004. Both insurance agencies are engaged primarily in title services related to real estate, commercial and consumer loan customers. The third business is ProAlliance Corp., an insurance company formed on March 18,2004. ProAlliance Corp., previouly a subsidiary of ProFinance Corp., was the result of a dividend to the owners of ProCentury Corp., formerly known as ProFinance Corp., prior to an initial public offering of ProCentury Corp. on April 26, 2004.ProAlliance Corp. is engaged primarily in specialty property and casualty insurance coverage. All investments were approved under the guidelines of the State of Ohio Department of Insurance.

                           Variable Interest Entities
                           --------------------------

     Ohio Valley owns two special purpose entities - Ohio Valley Statutory Trusts I and II. Prior to 2003, Ohio Valley classified the trusts as wholly owned subsidiaries and consolidated Ohio Valley's ownership of the trust preferred securities in Ohio Valley's financial statements as liabilities. Under accounting guidance outlined by Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, adopted in 2003, the trusts are no longer consolidated. As a result, Ohio Valley does not report the trust preferred securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Ohio Valley and held by the trusts. Further detail on this accounting guidance and the deconsolidation of Ohio Valley Statutory Trusts I and II is located in Ohio Valley's 2004 Annual Report to Shareholders under "Note A - Summary of Significant Accounting Policies" and "Note I - Subordinated Debentures and Trust Preferred Securities." All such information is incorporated herein by reference.

     Reference is hereby made to Item 1(E), "Statistical Disclosure" and Item 8 of this Form 10-K for financial information pertaining to Ohio Valley's business through its subsidiaries as required by Item 101 of Regulation S-K.

                                   Competition
                                   -----------

     The financial services industry is highly competitive. The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are generating a growing market presence. Loan Central's market presence further strengthens Ohio Valley's ability to compete in the Gallia, Jackson and Pike Counties by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in the Ohio counties of Lawrence and Scioto, which are outside the Bank's primary market area.

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

     Commercial lending entails significant risks in its exposure to higher average dollars per loan as compared with other types of lending (i.e., single-family residential mortgage lending, installment lending and credit card loans). The payment experience on commercial loans is typically dependent on adequate cash flows to service both interest and principal due. Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.

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

     The market area for real estate lending by the Bank is also located in southeastern Ohio and portions of western West Virginia. The Bank generally requires the amount of a residential real estate loan be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one year adjustable to thirty year fixed rate mortgages. In the third quarter of 2002, the Bank began selling a large portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing. Secondary market sales of these real estate loans, which have fixed rates with fifteen to thirty year terms, assisted in minimizing the Bank's exposure to interest rate risk as rates began to rise in 2004. Real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney's opinion of title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as loss payee. Home equity lines of credit are generally made as second mortgages by the Bank. The home equity lines of credit are written with ten year terms but are reviewed annually. A variable interest rate is generally charged on the home equity lines of credit.

     Consolidated revenues from loans accounted for 77.35%, 81.07% and 82.29% of total consolidated revenues in 2004, 2003 and 2002, respectively. Revenues from interest and dividends on securities accounted for 7.13%, 7.23% and 7.16% of total consolidated revenues in 2004, 2003 and 2002, respectively.

     To continue the expansion of the Bank's market presence and further enhance customer service, the Bank began a phase of SuperBank branch openings in December 1996. From 1996 to 2001, the Bank opened eight SuperBank facilities within supermarkets and Wal-Mart stores. These new branches service the market areas of Gallia, Jackson, Meigs and Lawrence counties of Ohio as well as the growing Kanawha and Cabell counties of West Virginia.

     Furthermore, with the advent of the Gramm-Leach-Bliley Act, Ohio Valley has expanded its business beyond banking services. In October 2000, Ohio Valley participated in the purchase of ProCentury Corp., a property and casualty insurance underwriter and reinsurance company. Ohio Valley's interest in ProCentury Corp. was sold in 2004 through an initial public offering that yielded an after-tax gain of $1,625. ProAlliance Corp. was formed as a result of a dividend paid to the owners of ProCentury Corp. prior to this initial public offering in 2004.Furthermore, Ohio Valley formed Ohio Valley Financial Services and two title insurance agencie, BSG Title Services, LLC and OVB Title Services, LLC.

     The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis.

                           Supervision and Regulation
                           --------------------------

     The following is a summary of certain statutes and regulations affecting Ohio Valley as well as the Bank and Loan Central. The summary is qualified in its entirety by reference to such statutes and regulations.

Regulation of Bank Holding Company

     Ohio Valley is subject to the requirements of the BHC Act and to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

o        assess civil money penalties;

o        issue cease and desist or removal orders; and

o require that a bank holding company divest subsidiaries (including its banking subsidiaries).

In general, the Federal Reserve Board may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

     Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

     The BHC Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to:

o acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;

o acquire all or substantially all of the assets of another bank or bank holding company; or

o        merge or consolidate with any other bank holding company.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

     Section 23A and 23B of the Federal Reserve Act and Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

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

Regulation of State Chartered Banks

     As an Ohio state-chartered bank that is not a member of the Federal Reserve Bank, the Bank is supervised and regulated by the Ohio Division of Financial Institutions and the FDIC.

     The Bank's deposits are insured up to applicable limits by the FDIC and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and the regulations of the FDIC.

     Various requirements and restrictions under the laws of the United States and the State of Ohio and the State of West Virginia affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

Holding Company Activities

     In November of 1999, the Gramm-Leach-Bliley Act ("GLB Act") was enacted, amending the BHC Act and modernizing the laws governing the financial services industry. The GLB Act authorized the creation of financial holding companies, a new type of bank holding company with powers exceeding those of traditional bank holding companies. Ohio Valley became a financial holding company during 2000. In order to become a financial holding company, a bank holding company and all of its depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Investment Act rating of at least satisfactory.

     Financial holding companies may engage in a wide variety of financial activities, including any activity that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities, and any activity that the Federal Reserve Board determines complementary to a financial activity and which does not pose a substantial safety and soundness risk. These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities. Because it has authority to engage in a broad array of financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve Board, such as the Securities and Exchange Commission (the "SEC") and state insurance regulators. The GLB Act directs the Federal Reserve Board to rely to the maximum extent possible on examinations and reports prepared by functional regulators. The Federal Reserve Board is also prohibited from applying any capital standard directly to any functionally regulated subsidiary that is already in compliance with the capital requirements of its functional regulator.

     Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance. Ohio Valley's insurance company investments, ProAlliance Corp., Ohio Valley Financial Services, BSG Title Services, LLC and OVB Title Services, LLC are all supervised and regulated by the State of Ohio Department of Insurance. The insurance laws and regulations applicable to insurance agencies require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

     The GLB Act provides that if a subsidiary bank of a financial holding company fails to be both well capitalized and well managed, the financial holding company must enter into a written agreement with the Federal Reserve Board within 45 days to comply with all applicable capital and management requirements. Until the Federal Reserve Board determines that the bank is again well capitalized and well managed, the Federal Reserve Board may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve Board finds to be appropriate or consistent with federal banking laws. If the financial holding company does not correct the capital or management deficiencies within 180 days, the financial holding company may be required to divest ownership or control of all banks, including state-chartered non-member banks and other well-capitalized institutions owned by the financial holding company. If an insured bank subsidiary fails to maintain a satisfactory rating under the Community Reinvestment Act, the financial holding company may not engage in activities permitted only to financial holding companies until such time as the bank receives a satisfactory rating.

Capital Requirements

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

Limits on Dividends

     The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects Ohio Valley to serve as a source of strength to the Bank, which may require it to retain capital for further investments in the Bank, rather than for dividends for shareholders of Ohio Valley. The Bank may not pay dividends to Ohio Valley if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year's net profits and retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank. These provisions could have the effect of limiting Ohio Valley's ability to pay dividends on its outstanding common shares.

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

     The assessment currently ranges from 1.44 to 28.44 cents per $100 of domestic deposits. The Bank is currently paying an assessment rate of 1.44 cents per $100 of domestic deposits.

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

Sarbanes-Oxley Act of 2002

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

     The Sarbanes-Oxley Act addresses, among other matters: audit committees; corporate responsibility for financial reports; a requirement that chief executive and chief financial officers forfeit certain bonuses and profits if their companies issue an accounting restatement as a result of misconduct; a prohibition on insider trading during pension fund black-out periods; disclosure of off-balance sheet transactions; conditions for the use of financial information not in accordance with generally accepted accouting principles; a prohibition on personal loans to directors and executive officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.

     As mandated by the Sarbanes-Oxley Act, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market has also adopted corporate governance rules. Ohio Valley's Board of Directors has taken a series of actions to strengthen and improve Ohio Valley's corporate governance practices in light of the rules of the SEC and The NASDAQ Stock Market.

                                    Employees
                                    ---------

     As of December 31, 2004, Ohio Valley and its subsidiaries employed 270 full-time equivalent employees. Management considers its relationship with its employees to be good.

                                Other Information
                                -----------------

     Management anticipates no material effect upon the capital expenditures, earnings and competitive position of the Company by reason of any laws regulating or protecting the environment. Ohio Valley believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. Ohio Valley, therefore, anticipates no material capital expenditures for environmental control facilities in its current fiscal year or for the foreseeable future.

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

                              Available Information
                              ---------------------

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

  Financial Information About Foreign and Domestic Operations and Export Sales
  ----------------------------------------------------------------------------

     Ohio Valley's subsidiaries do not have any offices located in a foreign country and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure
                             ----------------------

     The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies", or a specific reference as to the location of the required disclosures in Ohio Valley's 2004 Annual Report to Shareholders which are hereby incorporated herein by reference.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 2004, 2003 and 2002 is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income", within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2004 Annual Report to Shareholders.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2004, 2003 and 2002 is incorporated herein by reference to the information appearing under the caption "Table II -
Rate Volume Analysis of Changes in Interest Income & Expense", within "Management's Discussion and Analysis of Operations" located on page 32 of Ohio Valley's 2004 Annual Report to Shareholders. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

     Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.

Changes not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate.

II.        INVESTMENT PORTFOLIO

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)                2004      2003      2002
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Government agency securities..  $ 20,087  $ 37,785  $ 66,838
       Mortgage-backed securities.........    48,647    33,364     3,425
       FHLB stock.........................     5,421     5,203     5,001
                                            --------- --------- ---------
        Total securities available-for-sale $ 74,155  $ 76,352  $ 75,264
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states of the U.S.
         and political subdivisions.......  $ 11,910  $ 12,724  $ 13,821
       Mortgage-backed securities.........        84       111       169
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 11,994  $ 12,835  $ 13,990
                                            ========= ========= =========

B. Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities", within "Management's Discussion and Analysis of Operations" located on page 33 of Ohio Valley's 2004 Annual Report to Shareholders.

C.  Excluding   obligations  of  the  U.S.  Government  and  its  agencies,   no
concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(dollars in thousands)          2004      2003      2002      2001      2000
                                ----      ----      ----      ----      ----

    Real estate loans        $227,234  $217,636  $224,212  $226,212  $209,724
    Commercial loans          226,058   220,724   205,508   173,154   139,826
    Consumer loans            146,965   134,720   128,662   108,437    98,013
    All other loans               317       624     1,179       857       740
                             --------  --------  --------  --------  --------
                             $600,574  $573,704  $559,561  $508,660  $448,303
                             ========  ========  ========  ========  ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VII - Maturity and Repricing Data of Loans", within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2004 Annual Report to Shareholders.

C. 1. Risk Elements - Gross interest income that would have been recorded on loans that were troubled debt restructurings, nonaccrual or past due 90 days is estimated to be $121,000 for the fiscal year ending December 31, 2004. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Summary of Nonperforming and Past Due Loans", within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2004 Annual Report to Shareholders.

  2. Potential Problem Loans - At December 31, 2004, there are approximately $1,986,000 of loans, which are not included in "Table VI - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2004 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

  3. Foreign Outstandings - There were no foreign outstandings at December 31, 2004, 2003 or 2002.

  4. Loan Concentrations - As of December 31, 2004, there were no concentrations of loans greater than 10% of total loans which are not otherwisedisclosed as a category of loans pursuant to Item III.A. above. Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within Note A of the Notes to the Consolidated Financial Statements of Ohio Valley's 2004 Annual Report to Shareholders incorporated herein by reference.

  5. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2004, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

    (dollars in thousands)        2004      2003      2002      2001      2000
                                  ----      ----      ----      ----      ----

Balance, beginning of year      $7,593    $7,069    $6,251    $5,385    $5,055

Loans charged-off:
    Real estate                    823     1,110       636       659        92
    Commercial                   1,661     2,267     2,272       620        61
    Consumer                     2,267     2,661     2,656     1,903     1,642
                              --------  --------  --------  --------   -------
   Total loans charged-off       4,751     6,038     5,564     3,182     1,795

Recoveries of loans:
    Real estate                    583       279       119        69         4
    Commercial                     556     1,057       158        17       ---
    Consumer                       843       887       635       459       231
                              --------   -------  --------  --------   -------
   Total recoveries of loans     1,982     2,223       912       545       235

Net loan charge-offs            (2,769)   (3,815)   (4,652)   (2,637)   (1,560)
Provision charged to operations  2,353     4,339     5,470     3,503     1,890
                              --------   -------  --------  --------   -------
Balance, end of year            $7,177    $7,593    $7,069    $6,251    $5,385
                              ========   =======  ========  ========   =======
Ratio of Net Charge-offs to
Average Loans outstanding         .47%      .68%      .86%      .56%      .36%
                              ========   =======  ========  ========   =======
Ratio of Allowance for Loan Losses
to Non-Performing Assets       142.46%   140.66%    83.16%    94.73%    80.70%
                              ========   =======  ========  ========   =======

Discussion on factors which influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption "Loans" within "Management's Discussion and Analysis of Operations" located on page 33 of Ohio Valley's 2004 Annual Report to Shareholders.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Allocation of the Allowance for Loan Losses", within "Management's Discussion and Analysis of Operations" located on page 35 of Ohio Valley's 2004 Annual Report to Shareholders.

V. DEPOSITS

A. Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income", within "Management's Discussion and Analysis of Operations" located on page 30 of Ohio Valley's 2004 Annual Report to Shareholders.

C.&E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2004, 2003, or 2002.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2004:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
             (dollars in thousands)    or less   6 months   12 months  12 months
                                       -------   --------   ---------  ---------

Certificates of deposit of
$100,000 or greater ................. $ 14,929   $ 8,074    $ 31,677   $ 46,005
Other time deposits of
$100,000 or greater .................    1,249       765       2,075      2,975
                                      --------   -------    --------   --------
Total time deposits of
$100,000 or greater ................. $ 16,178   $ 8,839    $ 33,752   $ 48,980
                                      ========   =======    ========   ========

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Operations" located on page 40 of Ohio Valley's 2004 Annual Report to Shareholders.

VII. SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

         (dollars in thousands)                    2004      2003      2002
                                                   ----      ----      ----

    Balance outstanding at period-end .......... $ 39,753  $ 24,018  $ 33,052
                                                 --------  --------  --------
    Weighted average interest rate at period-end    1.77%      .80%     1.08%
                                                 --------  --------  --------
    Average amount outstanding during year ..... $ 24,743  $ 23,396  $ 23,090
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year .........................    1.12%      .87%     1.56%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end ............................... $ 39,753  $ 35,213  $ 33,052
                                                 --------  --------  --------

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

ITEM 2 - PROPERTIES

     Ohio Valley does not own or lease any real or personal property.

     The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio. The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.) and Columbus (Franklin Co.), all in Ohio. The Bank leases nine additional financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Pomeroy (Meigs Co.), and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), Huntington (Cabell Co.), Milton (Cabell Co.) and Cross Lanes (Kanawha Co.) in West Virginia. The Bank also owns and operates twenty five ATMs, including ten off-site ATMs. Furthermore, the Bank owns a facility and leases a facility in Gallipolis (Gallia Co.), Ohio which are used for additional office space. The Bank also owns two facilities in Gallipolis (Gallia Co.), Ohio and Point Pleasant (Mason Co.), West Virginia which are leased to third parties.

     Loan Central conducts its consumer finance operations through five offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point (Lawrence Co.) and Wheelersburg (Scioto Co.), all in Ohio. All of these facilities are leased by Loan Central, except for the Wheelersburg (Scioto Co.) facility. Loan Central leases a portion of its Wheelersburg (Scioto Co.) facility to a third party. Ohio Valley Financial Services also conducts business within Loan Central's Jackson (Jackson Co.) facility.

     Management considers all of these properties to be satisfactory for the Company's current operations. The Bank, Loan Central and Ohio Valley Financial Services' leased facilities are all subject to commercially standard leasing arrangements.

     Information concerning the value of the Company's owned and leased real property and a summary of future lease payments is contained in "Note E - Premises and Equipment" to the Company's consoldiated financial statements for the fiscal year ended December 31, 2004, located on page 17 of Ohio Valley's 2004 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings against Ohio Valley or any of its subsidiaries, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of 2004 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following table lists the names and ages of the executive officers of Ohio Valley as of March 16, 2005, the positions presently held by those individuals with Ohio Valley and its principal subsidiaries and their individual business experience during the past five years.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Jeffrey E. Smith, 55       President and Chief Executive Officer of  Ohio Valley
                           and the Bank

Sue Ann Bostic, 63         Vice President  of Ohio Valley beginning 1996; Senior
                           Vice President, Administrative Group of the Bank since 1996.

Cherie A. Barr, 38         Vice   President  of  Ohio  Valley   beginning  1998;
                           President of Loan  Central  since 2000, President and
                           Secretary of Loan Central from 1999 to 2000.

Katrinka V. Hart, 46       Senior Vice President since  2003  and Vice President
                           from  1995 to 2003  of  Ohio  Valley;  Executive Vice
                           President  and  Risk  Management  Officer since 2003,
                           Senior Vice President, Retail Bank Group from 1995 to
                           2003 of the Bank.

Mario P. Liberatore, 59    Vice  President of Ohio Valley beginning 1997, Senior
                           Vice President, West Virginia Bank Group of the Bank beginning 1997.

E. Richard Mahan, 59       Senior  Vice  President  and Secretary of Ohio Valley
                           beginning   2000,   Executive   Vice   President  and
                           Secretary  of  the  Bank  beginning 2000; Senior Vice
                           President of Ohio Valley from 1999 to 2000, Executive
                           Vice President of the Bank from 1999 to 2000.

Larry E. Miller, II, 40    Senior  Vice  President  and Treasurer of Ohio Valley
                           beginning   2000,   Executive   Vice   President  and
                           Treasurer  of  the  Bank  beginning 2000; Senior Vice
                           President of Ohio Valley from 1999 to 2000, Executive
                           Vice President of the Bank from 1999 to 2000.

David L. Shaffer, 46       Vice President of Ohio Valley  beginning 2000, Senior
                           Vice President, Commercial Bank Group of the Bank beginning 2000; Vice President, Commercial Lending of the Bank from 1999 to 2000.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         ---------------------------------------

Sandra L. Edwards, 57      Vice President of Ohio Valley  beginning 2000; Senior
                           Vice President, Financial Bank Group of the Bank beginning 2000,Vice President, Management Information
                           Systems of the Bank from 1999 to 2000.

Scott W. Shockey, 35       Vice President  and  Chief  Financial  Officer  since
                           December 2004 and Assistant Treasurer  from  2001  to
                           December 2003 of Ohio Valley; Senior Vice President since December 2004, Chief Financial Officer since
                           2001, Vice President from 2001 to  December 2003, and
                           Assistant Vice President and Comptroller from 1999 to
                           2001 of the Bank.

Jennifer L. Osborne, 52    Vice President of Ohio Valley since 2004; Senior Vice
                           President, Retail Lending Group  since  2004 and Vice
                           President, Retail Lending Group from 1999 to 2003 of the Bank.

Tom R. Shepherd, 38        Vice President of Ohio Valley since 2004; Senior Vice
                           President,  Retail  Deposit  Group  since  2004, Vice
                           President, Director of Marketing, Product Management and Retail Development from 2001 to 2003, and Vice
                           President, Marketing from 1998 to 2000 of the Bank.

Cindy H. Johnston, 44      Assistant   Secretary  of  Ohio  Valley  since  1995;
                           Assistant  Vice  President  since  2004 and Assistant
                           Secretary since 1995 of the Bank.

Paula W. Salisbury, 46     Assistant   Secretary  of  Ohio  Valley  since  1995;
                           Assistant  Vice  President  since  2004 and Assistant
                           Secretary since 1995 of the Bank.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Summary of Common Stock Data" located on page 28 of Ohio Valley's 2004 Annual Report to Shareholders and "Note P -- Regulatory Matters" to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2004 located on page 23 of Ohio Valley's 2004 Annual Report to Shareholders. The closing price of Ohio Valley's common shares on the NASDAQ National Market on March 15, 2005 was $33.21.

     In response to the information required under this Item 5 by Item 701 of SEC Regulation S-K, Ohio Valley did not sell any of its securities without registration during its 2004 fiscal year.

     Pursuant to Item 703 of SEC Regulation S-K, the following table provides information on Ohio Valley's purchases of its common shares during the three fiscal months ended December 31, 2004:


                                                                                                         Maximum Number
                                                                     Total Number of Shares             of Shares That May
                                Total Number of       Average          Purchased as Part of             Yet Be Purchased
                                 Common Shares     Price Paid per       Publicly Announced         Under Publicly Announced
            Period                 Purchased       Common Share         Plans or Programs              Plans or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  October 1 through
  October 31, 2004 .............     - - -            - - -                   - - -                           107,091

  November 1 through
  November 30, 2004 ............     - - -            - - -                   - - -                           107,091

  December 1 through
  December 31, 2004 ............    31,260            $32.50                 31,260                            75,831
                                 -------------    -------------           -------------                    -------------
              TOTAL                 31,260            $32.50                 31,260                            75,831
                                 =============    =============           =============                    =============

ITEM 6 - SELECTED FINANCIAL DATA

     The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Selected Financial Data" located on page 5 of Ohio Valley's 2004 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Management's Discussion and Analysis of Operations" located on pages 29-40 of Ohio Valley's 2004 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Interest Rate Sensitivity and Liquidity" and "Interest Rate Sensitivity -- Table VIII" and found within "Management's Discussion and Analysis of Operations" located on pages 37 and 38, respectively, of Ohio Valley's 2004 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to pages 6-26 of Ohio Valley's 2004 Annual Report to Shareholders. The supplementary "Consolidated Quarterly

Financial Information (unaudited)" and the "Report of Independent Registered Public Accounting Firm on Financial Statements" located on pages 26 and 27, respectively, of Ohio Valley's 2004 Annual Report to Shareholders are also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2004 and 2003 Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity for the
  years ended December 31, 2004, 2003 and 2002
Consolidated  Statements of  Cash Flows for the years ended December 31, 2004,
  2003 and 2002
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Ohio Valley has not changed accountants during the fiscal years ended December 31, 2004 and December 31, 2003. Furthermore, during the fiscal years ended December 31, 2004 and December 31, 2003, there were no disagreements between Crowe Chizek and Company LLC ("Crowe Chizek") on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek's satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on Ohio Valley's consolidated financial statements for such periods.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

     With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice Presient and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K.

     Based on that evaluation, Ohio Valley's President and Chief Executive Officer and Vice Presient and Chief Financial Officer have concluded that:

o information required to be disclosed by Ohio Valley in this Annual Report on Form 10-K would be accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

o information required to be disclosed by Ohio Valley in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

o Ohio Valley's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to Ohio Valley and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Ohio Valley, including this Annual Report on Form 10-K, are being prepared.

Internal Control Over Financial Reporting
-----------------------------------------

     Pursuant to the SEC's Exemptive Order in Release No. 34-50754 (November 30,
2004), management's annual report on internal control over financial reporting required by Item 308(a) of SEC Regulation S-K and the related attestation report of the registered public accounting firm required by Item 308(b) of SEC Regulation S-K are not included herein. Ohio Valley will file this information with the SEC by an amendment to this Form 10-K no later than May 2, 2005.

     There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

     The following information is disclosed pursuant to Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers of Form 8-K:

Election of Director
--------------------

     The Board of Directors of Ohio Valley elected Harold A. Howe as a director of Ohio Valley on January 18, 2005. Mr. Howe, age 54, has served as the President of Ohio Valley Financial Services since 2000 and as a member of the Board of Directors of the Bank since 1998. Mr. Howe is self-employed in the real estate investment and rental business.

     Mr. Howe was elected to finish the unexpired term of James L. Dailey who retired from the Board of Directors of Ohio Valley effective January 18, 2005. Mr. Dailey continues to serve as the Chairman of the Board of Directors of the Bank. The Board of Directors of Ohio Valley has nominated Mr. Howe to stand for re-election to the Board of Directors of Ohio Valley at Ohio Valley's Annual Meeting of Shareholders on April 13, 2005.

     On March 2, 2005, Ohio Valley issued a press release announcing Mr. Howe's election to its Board of Directors. A copy of the press release is included as
Exhibit 99 to this Form 10-K and incorporated herein by reference.

Appointment of Principal Officer
--------------------------------

     On December 14, 2004, Scott W. Shockey was elected as Vice President and Chief Financial Officer of Ohio Valley and as Senior Vice President of the Bank. Mr. Shockey, age 35, has also served as Chief Financial Officer of the Bank since 2001. Mr. Shockey served as Assistant Treasurer of Ohio Valley from 2001 to December 14, 2004; as Vice President of the Bank from 2001 to December 14, 2004; and as Assistant Vice President and Comptroller of the Bank from 1999 to 2001.

     The Bank has had and expects to have in the future banking transactions in the ordinary course of the Bank's business with Mr. Shockey, and members of his immediate family. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral on loans and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, each such loan and commitment to loan did not involve more than a normal risk of uncollectibility or present other unfavorable features. All of such loans comply with Regulation O of the federal banking regulations. The aggregate amount of loans to Mr. Shockey and affiliates and other associates of Mr. Shockey was $32,512 at December 31, 2004. As of the date hereof, all of such loans were performing loans.

     The following information is disclosed pursuant to Item 1.01 - Entry into a Material Definitive Agreement of Form 8-K:

Compensation of Directors
-------------------------

     All of the directors of Ohio Valley also serve as directors of the Bank. The directors of Ohio Valley are paid by the Bank for their services rendered as directors of the Bank. The form and amount of compensation paid to Ohio Valley's directors is reviewed periodically by the Compensation and Mangement Succession Committee of Ohio Valley's Board of Directors as well as the full Board. On December 14, 2004, upon the recommendation of the Compensation and Management Succession Committee, Ohio Valley's Board of Directors increased the amount of the annual retainer to be paid to each of Ohio Valley's directors by $650. Accordingly, in December 2004, each director of Ohio Valley received an annual retainer of $15,350 for services to be rendered in fiscal 2005. No other changes were made to the directors' compensation package. A summary of the compensation paid to Ohio Valley's directors is filed as Exhibit 10.9 to this Form 10-K and incorporated herein by reference.

Long Range Bonus Program Awards
-------------------------------

     Ohio Valley maintains a bonus program (the "Long Range Bonus Program") for the executive officers and certain other officers of Ohio Valley and the Bank. Bonuses under the Long Range Bonus Program are calculated based on each participant's annual performance evaluation and the Bank's achievement of certain performance criteria. A summary of the Long Range Bonus Program is filed as Exhibit 10.10 to this Form 10-K and incorporated herein by reference.

     In December 2004, the Board of Directors of Ohio Valley, upon the recommendation of the Compensation and Management Succession Committee, approved the following bonuses for the executive officers of Ohio Valley under the Long Range Bonus Program in respect of fiscal 2004 performance:

                        Jeffrey E. Smith              $71,553
                        E. Richard Mahan              $51,554
                        Larry E. Miller               $46,266
                        Katrinka V. Hart              $46,266
                        Sue Ann Bostic                $44,937

Annual Results Bonus
--------------------

     Ohio Valley maintains an Annual Results Bonus Program. The objectives of the Annual Results Bonus Program are (a) to motivate Ohio Valley's executive officers and other employees and to reward them for the accomplishment of the short-term goals of Ohio Valley and its subsidiaries; (b) to reinforce a strong performance orientation with differentiation and variability in individual awards based on contribution to annual results; and (c) to provide a competitive compensation package that will attract, reward and retain employees of the highest quality. All employees of Ohio Valley and its subsidiaries holding positions with a pay grade of 8 or above are eligible to participate in the Annual Results Bonus Program, including all of Ohio Valley's executive officers.

     Bonuses payable to participants in the Annual Results Bonus Program are based on the performance of Ohio Valley and its sibsidiaries against specific performance targets designated by Ohio Valley's Board of Directors upon the recommendation of its Compensation and Management Succession Committee. In January 2004, the Board of Directors designated specific performance targets for Ohio Valley and its subsidiaries related to earnings growth, return on assets, return on equity and asset quality for fiscal 2004 (the "2004 Performance Targets").

     In December 2004, Ohio Valley's Board of Directors, upon the recommendation of the Compensation and Management Succession Committee, (1) determined that the 2004 Performance Targets were achieved (due in part to the sale of Ohio Valley's interest in ProCentury), (2) set the aggregate amount available for bonuses under the Annual Results Bonus Program and (3) allocated the aggregate amount available for bonuses among the various pay grades. All employees in the same pay grade received the same bonus (except for Mr. Smith as explained below). Accordingly, Ohio Valley's Board of Directors, upon the recommendation of the Compensation and Management Succession Committee, approved bonuses for the following executive officers of Ohio Valley under the Annual Results Bonus Program in respect of fiscal 2004 performance:

                        E. Richard Mahan              $2,000
                        Larry E. Miller               $2,000
                        Katrinka V. Hart              $2,000
                        Sue Ann Bostic                $1,750

     Based upon his pay grade, Jeffrey E. Smith, the President and Chief Executive Officer of Ohio Valley, should have received a bonus of approximately $2,000. However, the Compensation and Management Succession Committee exercised its discretion and recommended to the Board of Directors that Mr. Smith receive a $12,000 bonus under the Annual Results Bonus Program. Ohio Valley's Board of Directors accepted the recommendation of the Compensation and Management Succession Committee and awarded the $12,000 bonus to Mr. Smith.

     All bonuses under the Annual Results Bonus Program were paid in December 2004 in cash in a single lump sum after deduction of payroll taxes and tax withholdings.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item 10 by Items 401 and 405 of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on April 13, 2005 (the "2005 Proxy Statement"), under the captions "Proxy Item 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" located on pages 7 through 15 and page 6, respectively, of the 2005 Proxy Statement. In addition, certain information concerning executive officers of Ohio Valley is set forth in
Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

     In accordance with the requirements of Item 406 of SEC Regulation S-K, the Board of Directors of Ohio Valley has adopted a Code of Ethics covering the directors, officers and employees of Ohio Valley and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Ohio Valley. Interested persons may obtain copies of the Code of Ethics without charge by writing to Ohio Valley Banc Corp, Attention: E. Richard Mahan, Secretary, P.O. Box 240, Gallipolis, Ohio 45631.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required under this Item 11 by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Compensation of Executive Officers and Directors" located on pages 16 through 23 of the 2005 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Ownership of Certain Beneficial Owners and Management" located on pages 3 through 6 of the 2005 Proxy Statement.

     Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item 13 by Item 404 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Certain Relationships and Related Transactions" located on page 23 of the 2005 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions "Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "Services Rendered by the Independent Registered Public Accounting Firm" located on pages 25 through 29 of the 2005 Proxy Statement.

                                    PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

     The following consolidated financial statements of Ohio Valley appear in the 2004 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2004 and 2003 Consolidated Statements of Income for the years ended December 31,
  2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31,
  2004, 2003 and 2002
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

 (2) Financial Statement Schedules

     Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

     Reference is made to the Exhibit Index beginning on page 28 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        OHIO VALLEY BANC CORP.

Date: March    16   , 2005                        By   /s/Jeffrey E. Smith
            --------                                   -------------------------
                                                       Jeffrey E. Smith
                                                       President and Chief
                                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16 , 2005 by the following persons on behalf of Ohio Valley and in the capacities indicated.

            Name                               Capacity
            ----                               --------

/s/Jeffrey E. Smith                     President, Chief Executive Officer
-----------------------------           and Director
Jeffrey E. Smith

/s/Scott W. Shockey                     Vice President and Chief Financial
-----------------------------           Officer (principal financial officer
Scott W. Shockey                        and principal accounting officer)

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

/s/Harold A. Howe                       Director
-----------------------------
Harold A. Howe

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

         10.9 Summary of Compensation for Directors of Ohio Valley Banc Corp. Filed herewith.

         10.10 Summary of Long Range Bonus Program of Ohio Valley Banc Corp. Filed herewith.

         11 Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

         13 Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2004 filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

         21                   Subsidiaries of Ohio Valley. Filed herewith.

         23 Consent of Independent Accountant - Crowe Chizek and Company LLC. Filed herewith.

         31.1 Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer). Filed herewith.

         31.2 Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer). Filed herewith.

         32 Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer). Filed herewith.

         99                   Press  Release  issed  by  Ohio Valley on March 2,
                              2005.  Filed herewith.