Form 10-K/A
period 2004-12-31
OHIO VALLEY BANC CORP
filed 2005-05-02
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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

The number of common shares of the Registrant outstanding as of April 29, 2005 was 3,430,859 common shares.

                        Exhibit Index begins on page 8.

                                EXPLANATORY NOTE
                                ----------------

     On November 30, 2004, the Securities and Exchange Commission issued an exemptive order (SEC Release No. 50754) (the "Exemptive Order") providing certain companies with a market capitalization under $700 million with an extension of up to 45 days for filing under Item 9A of Form 10-K management's report on internal controls over financial reporting (as required by Item 308(a) of Regulation S-K) and the required attestation on those controls from the company's independent registered public accounting firm (as required by Item 308(b) of Regulation S-K). Ohio Valley Banc Corp. ("Ohio Valley") is filing this Form 10-K/A to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (the "Original Filing"), in accordance with the Exemptive Order to:

        o amend and restate Part II, Item 9A, Controls and Procedures, to include Management's Report on Internal Control over Financial Reporting and the report of Crowe Chizek and Company LLC, Ohio Valley's independent registered public accounting firm, on management's assessment and the effectiveness of internal control over financial reporting, and

        o         include  a revised  Consent of  Independent  Registered Public
                  Accounting   Firm  required  as  a  result  of  the  revisions
                  discussed above.

     Ohio Valley is also filing this Form 10-K/A amend and restate Part IV, Item 15, Exhibits and Financial Statement Schedules, in order to file Exhibit 3(b) and to update the Exhibit Index accordingly.

     As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

     Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.


                                     PART II

ITEM 9A - CONTROLS AND PROCEDURES

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

     Based on that evaluation, Ohio Valley's President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that:

        o information required to be disclosed by Ohio Valley in this Annual Report on Form 10-K would be accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

        o information required to be disclosed by Ohio Valley in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

        o Ohio Valley's disclosure controls and procedures are effective as of December 31, 2004 to ensure that material information relating to Ohio Valley and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Ohio Valley, including this Annual Report on Form 10-K, are being prepared.

Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

To the Board of Directors and Shareholders of Ohio Valley Banc Corp.:

     The management of Ohio Valley Banc Corp. ("Ohio Valley") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Ohio Valley's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Ohio Valley's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Ohio Valley; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of Ohio Valley are being made only in accordance with authorizations of management and directors of Ohio Valley; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Ohio Valley's assets that could have a material effect on the financial statements.

     Ohio Valley's internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

     With the supervision and participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer, management assessed the effectiveness of Ohio Valley's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on
management's assessment and those criteria, management concluded that Ohio Valley maintained effective internal control over financial reporting as of December 31, 2004.

     Ohio Valley's independent registered public accounting firm, Crowe Chizek and Company LLC, has issued their report on management's assessment of Ohio Valley's internal control over financial reporting. That report follows under the heading, "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
                        CONTROL OVER FINANCIAL REPORTING


Board of Directors and Shareholders
Ohio Valley Banc Corp.
Gallipolis, Ohio


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Ohio Valley Banc Corp. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ohio Valley Banc Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Ohio Valley Banc Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Ohio Valley Banc Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ohio Valley Banc Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 11, 2005 expressed an unqualified opinion on those consolidated financial statements.










                                               /s/  Crowe Chizek and Company LLC
                                               ---------------------------------
                                               Crowe Chizek and Company LLC


Columbus, Ohio
April 6, 2005

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


                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements
       --------------------

     The following consolidated financial statements of Ohio Valley appear in the 2004 Annual Report to Shareholders, the relevant portions of which were previously filed as Exhibit 13 to the Original Filing and specifically incorporated by reference under Item 8 of the Original Filing:

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

 (2) Financial Statement Schedules
     -----------------------------

     Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits
     --------

     Reference is made to the Exhibit Index beginning on page 8 of this Form 10-K/A.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               OHIO VALLEY BANC CORP.

Date: April 29, 2005                           By:  /s/ Jeffrey E. Smith
                                                    ---------------------------
                                                    Jeffrey E. Smith, President
                                                    and Chief Executive Officer

                                 EXHIBIT INDEX

The following exhibits are included in this Form 10-K/A or were incorporated by reference into or previously filed with the Original Filing as noted in the following table:



    Exhibit No.                 Description                                        Location
  --------------               -------------                                      ----------
       3(a)                    Amended Articles of Incorporation of               Incorporated herein by reference to Exhibit 3(a)
                               Ohio Valley.                                       to Ohio Valley's Annual Report on Form 10-K for
                                                                                  fiscal year ending December 31, 1997 (SEC File
                                                                                  No. 0-20914).

       3(b)                    Amendment to the Articles of Incorporation         Filed herewith.
                               of Ohio Valley (filed with the Ohio Secretary
                               of State on April 15, 1999).

       3(c)                    Code of Regulations of Ohio Valley.                Incorporated herein by reference to Exhibit 3(b)
                                                                                  to Ohio Valley's current report on Form 8-K (SEC
                                                                                  File No. 0-20914) filed November 6, 1992.

       4                       Agreement to furnish instruments and               Previously filed.
                               agreements defining rights of holders of
                               long-term debt.

       10.1                    Split Dollar Agreement, dated November 11,         Incorporated herein by reference to Exhibit 10.1
                               1996, between Jeffrey E. Smith and The Ohio        to Ohio Valley's Annual Report on Form 10-K for
                               Valley Bank Company.                               fiscal year ending December 31, 2002 (SEC File No.
                                                                                  0-20914).

       10.2                    Schedule A to Exhibit 10.1 identifying other       Incorporated herein by reference to Exhibit 10.2
                               identical Split Dollar Agreements between          to Ohio Valley's Annual Report on Form 10-K for
                               The Ohio Valley Bank Company and executive         fiscal year ending December 31, 2002 (SEC File No.
                               officers of Ohio Valley Banc Corp.                 0-20914).

       10.3                    Director Retirement Plan, dated October 10,        Incorporated herein by reference to Exhibit 10.3
                               2002, between Brent A. Saunders and The Ohio       to Ohio Valley's Annual Report on Form 10-K for
                               Valley Bank Company.                               fiscal year ending December 31, 2002 (SEC File No.
                                                                                  0-20914).

       10.4                    Schedule A to Exhibit 10.3 identifying other       Incorporated herein by reference to Exhibit 10.4
                               identical director retirement plans between        to Ohio Valley's Annual Report on Form 10-K for
                               The Ohio Valley Bank Company and executive         fiscal year ending December 31, 2002 (SEC File No.
                               officers  who are directors of Ohio Valley         0-20914).
                               Banc Corp.

       10.5                    Salary Continuation Plan, dated January 2,         Incorporated herein by reference to Exhibit 10.5
                               1997, between Jeffrey E. Smith and The Ohio        to Ohio Valley's Annual Report on Form 10-K for
                               Valley Bank Company.                               fiscal year ending December 31, 2002 (SEC File No.
                                                                                  0-20914).

                                       8

    Exhibit No.                 Description                                        Location
  --------------               -------------                                      ----------
       10.6                    Schedule A to Exhibit 10.5 identifying other       Incorporated herein by reference to Exhibit 10.6
                               identical salary continuation plans between        to Ohio Valley's Annual Report on Form 10-K for
                               The Ohio Valley Bank Company and executive         fiscal year ending December 31, 2002 (SEC File No.
                               officers of Ohio Valley Banc Corp.                 0-20914).

       10.7                    Deferred Compensation Plan, dated November         Incorporated herein by reference to Exhibit 10.7
                               11, 2002, between Barney A. Molnar and The         to Ohio Valley's Annual Report on Form 10-K for
                               Ohio Valley Bank Company.                          fiscal year ending December 31, 2002 (SEC File No.
                                                                                  0-20914).

       10.8                    Schedule A to Exhibit 10.7 identifying other       Incorporated herein by reference to Exhibit 10.8
                               identical deferred compensation plans              to Ohio Valley's Annual Report on Form 10-K for
                               between The Ohio Valley Bank Company and           fiscal year ending December 31, 2002 (SEC File No.
                               executive officers or directors of Ohio            0-20914).
                               Valley Banc Corp.

       10.9                    Summary of Compensation for Directors of           Previously filed.
                               Ohio Valley Banc Corp.

       10.10                   Summary of Long Range Bonus Program of Ohio        Previouly filed.
                               Valley Banc Corp.

       11                      Statement regarding computation of per share       Previously filed.
                               earnings.

       13                      Ohio Valley's Annual Report to Shareholders        Previously filed.
                               for the fiscal year ended December 31,
                               2004.

       21                      Subsidiaries of Ohio Valley.                       Previously filed.

       23                      Consent of Independent Accountant - Crowe          Filed herewith.
                               Chizek and Company LLC.

       31.1                    Rule 13a-14(a)/15d-14(a) Certification             Filed herewith.
                               (Principal Executive Officer).

       31.2                    Rule 13a-14(a)/15d-14(a) Certification             Filed herewith.
                               (Principal Financial Officer).

       32                      Section 1350 Certifications (Principal             Filed herewith.
                               Executive Officer and Principal Accounting
                               Officer).

       99                      Press Release issed by Ohio Valley on March        Previously filed.
                               2, 2005.