Form 10-Q
period 2005-03-31
OHIO VALLEY BANC CORP
filed 2005-05-10
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period
                                     ended:
                                 MARCH 31, 2005

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

                    420 Third Avenue, Gallipolis, Ohio 45631
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                   X Yes
                                                                     No

The number of common shares of the Registrant outstanding as of April 29, 2005 was 3,430,859

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005

================================================================================


PART I - FINANCIAL INFORMATION                                                3

      Item 1 - Financial Statements (Unaudited)                               3

      Consolidated Balance Sheets                                             3

      Consolidated Statements Of Income                                       4

      Condensed Consolidated Statements of Changes in Shareholders' Equity    5

      Condensed Consolidated Statements of Cash Flows                         6

      Notes to the Consolidated Financial Statements                          7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12

      Item 3 - Quantitative and Qualitative Disclosure About Market Risk     19

      Item 4 - Controls and Procedures                                       20

PART II - OTHER INFORMATION                                                  21

      Item 1 - Legal Proceedings                                             21

      Item 2 - Unregistered Sales of Equity Securities and
               Use of Proceeds                                               21

      Item 3 - Defaults Upon Senior Securities                               22

      Item 4 - Submission of Matters to a Vote of Security Holders           22

      Item 5 - Other Information                                             22

      Item 6 - Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================


                                                     March 31,      December 31,
                                                       2005             2004
                                                   ------------     ------------
ASSETS
Cash and cash equivalents                          $    15,523      $    16,279
Interest-bearing deposits in other banks                   516              525
Securities available-for-sale                           70,820           74,155
Securities held-to-maturity (estimated fair
  value:  2005 - $12,277; 2004 - $12,534)               11,801           11,994
Total loans                                            589,973          600,574
  Less:  Allowance for loan losses                      (7,162)          (7,177)
                                                   ------------     ------------
     Net loans                                         582,811          593,397
Premises and equipment, net                              8,962            8,860
Accrued income receivable                                2,791            2,643
Goodwill                                                 1,267            1,267
Bank owned life insurance                               14,105           13,988
Other assets                                             6,613            6,012
                                                   ------------     ------------
          Total assets                             $   715,209      $   729,120
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    66,810      $    69,936
Interest-bearing deposits                              466,765          465,217
                                                   ------------     ------------
     Total deposits                                    533,575          535,153
Securities sold under agreements to repurchase          22,829           39,753
Other borrowed funds                                    79,969           76,550
Subordinated debentures                                 13,500           13,500
Accrued liabilities                                      8,409            7,585
                                                    -----------     ------------
          Total liabilities                            658,282          672,541
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
    shares authorized; 2005 - 3,689,829 shares
    issued, 2004 - 3,689,828 shares issued)              3,690            3,690
Additional paid-in capital                              31,931           31,931
Retained earnings                                       29,383           28,465
Accumulated other comprehensive loss                      (789)            (219)
Treasury stock, at cost (2005 and
  2004 - 258,970 shares)                                (7,288)          (7,288)
                                                    -----------     ------------
          Total shareholders' equity                    56,927           56,579
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  715,209      $   729,120
                                                    ===========     ============




================================================================================
                 See notes to consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                                      Three months ended
                                                           March 31,
                                                  2005                  2004
                                             -------------         -------------
Interest and dividend income:
     Loans, including fees                   $     10,081          $      9,959
     Securities:
        Taxable                                       682                   734
        Tax exempt                                    123                   145
     Dividends                                         60                    52
     Other Interest                                     6                     1
                                             -------------         -------------
                                                   10,952                10,891

Interest expense:
     Deposits                                       2,858                 2,741
     Securities sold under agreements
        to repurchase                                 111                    42
     Other borrowed funds                             882                   950
     Subordinated debentures                          264                   235
                                             -------------         -------------
                                                    4,115                 3,968
                                             -------------         -------------

Net interest income                                 6,837                 6,923
Provision for loan losses                             317                   768
                                             -------------         -------------
Net interest income after provision
    for loan losses                                 6,520                 6,155

Noninterest income:
     Service charges on deposit accounts              705                   759
     Trust fees                                        53                    52
     Income from bank owned insurance                 148                   163
     Gain on sale of loans                             28                     6
     Other                                            319                   326
                                             -------------         -------------
                                                    1,253                 1,306

Noninterest expense:
     Salaries and employee benefits                 3,182                 3,040
     Occupancy                                        334                   328
     Furniture and equipment                          295                   283
     Data processing                                  164                   178
     Other                                          1,509                 1,358
                                             -------------         -------------
                                                    5,484                 5,187
                                             -------------         -------------

Income before income taxes                          2,289                 2,274
Provision for income taxes                            719                   708
                                             -------------         -------------

NET INCOME                                   $      1,570          $      1,566
                                             =============         =============

Earnings per share (1)                       $       0.37          $       0.36
                                             =============         =============


(1) Adjusted for a 25% stock split declared on April 13, 2005 to be distributed on May 10, 2005 to shareholders of record as of April 25, 2005.

================================================================================

                 See notes to consolidated financial statements.

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================

                                                        Three months ended
                                                             March 31,
                                                       2005             2004
                                                   ------------     ------------

Balance at beginning of period                     $    56,579      $    54,408

Comprehensive income:
   Net income                                            1,570            1,566
   Change in unrealized gain (loss) on
     available-for-sale securities                        (864)             109
   Income tax effect                                       294              (37)
                                                   ------------     ------------
        Total comprehensive income                       1,000            1,638

Proceeds from issuance of common
   stock through dividend reinvestment plan               ----              263

Cash dividends                                            (652)            (630)

Shares acquired for treasury                              ----           (1,203)
                                                   ------------     ------------

Balance at end of period                           $    56,927      $    54,476
                                                   ============     ============

Cash dividends per share (1)                       $      0.15      $      0.14
                                                   ============     ============
Shares from common stock issued
    through dividend reinvestment plan                       1            9,144
                                                   ============     ============

Shares acquired for treasury                              ----           40,484
                                                   ============     ============



(1) Adjusted for a 25% stock split declared on April 13, 2005 to be distributed on May 10, 2005 to shareholders of record as of April 25, 2005.

================================================================================

               See notes to the consolidated financial statements.

                           OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                    Three months ended March 31,
                                                     2005               2004
                                                 ------------       ------------

Net cash from operating activities:               $    2,398         $    2,731

Investing activities:
     Proceeds from maturities of
        securities available-for-sale                  5,540              6,285
     Purchases of securities available-
        for-sale                                      (3,037)            (3,068)
     Proceeds from maturities of
        securities held-to-maturity                      189                236
     Change in interest-bearing deposits
        in other banks                                     9                  2
     Net change in loans                              10,269            (11,207)
     Purchases of premises and equipment                (389)              (239)
                                                 ------------       ------------
          Net cash from (used) in investing
              activities                              12,581             (7,991)

Financing activities:
     Change in deposits                               (1,578)            22,577
     Cash dividends                                     (652)              (630)
     Proceeds from issuance of common stock             ----                263
     Purchases of treasury stock                        ----             (1,203)
     Change in securities sold under
        agreements to repurchase                     (16,924)                67
     Proceeds from FHLB borrowings                     5,000              3,000
     Repayment of FHLB borrowings                     (4,259)            (5,615)
     Change in other short-term borrowings             2,678            (15,352)
                                                 ------------       ------------
          Net cash from (used) in financing
              activities                             (15,735)             3,107
                                                 ------------       ------------

Change in cash and cash equivalents                     (756)            (2,153)
Cash and cash equivalents at beginning of period      16,279             17,753
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    15,523        $    15,600
                                                 ============       ============

SUPPLEMENTAL DISCLOSURE
-----------------------
Cash paid for interest                           $     4,427        $     4,524
Cash paid for income taxes                               425                207
Non-cash tranfers from loans to other real
    estate owned                                        ----                 50


================================================================================

                 See notes to consolidated financial statements.

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2005, and its results of operations and cash flows for the periods presented. The results of operations for the three months ending March 31, 2005 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2005. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2004 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

================================================================================

EARNINGS PER SHARE
Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 3,430,859 and 3,500,359 for the three months ending March 31, 2005 and 2004, respectively.

STOCK SPLITS
On April 13, 2005, the Company's Board of Directors declared a five-for-four stock split, effected in the form of a stock dividend, on the shares of the Company's common stock. Each shareholder of record on April 25, 2005, will receive an additional share of common stock for every four shares of common stock then held. The stock will be issued on May 10, 2005. The stock split will be recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. The Company will retain the current par value of $1.00 per share for all shares of common stock. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

LOANS
Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income on loans is reported on an accrual basis using the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on loans is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days.

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

================================================================================

ACCOUNTING PRONOUNCEMENTS
In March 2004, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). The basic model developed to evaluate whether an investment within scope of EITF 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less amortized cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment equal to the difference between the investment's cost and fair value. In September 2004, the FASB issued Staff Position ("FSP") No. 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.'" The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management's intent and ability to hold investments until a forecasted recovery, and the finalization of this proposed guidance by the FASB. This guidance has not had a material impact on the Company's financial condition, results of operations, or cash flows

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and do not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. This guidance has not had a material impact on the Company's financial condition, results of operations, or cash flows.

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                               March 31,            December 31,
                                                 2005                   2004
                                         ----------------       ----------------

Real estate loans                        $       223,500        $       227,234
Commercial and industrial loans                  221,536                226,058
Consumer loans                                   144,738                146,965
Other loans                                          199                    317
                                         ----------------       ----------------
                                         $       589,973        $       600,574
                                         ================       ================

At March 31, 2005 and December 31, 2004, loans on nonaccrual status were approximately $1,149 and $1,618, respectively. Loans past due more than 90 days and still accruing at March 31, 2005 and December 31, 2004 were $1,244 and $1,402, respectively.


================================================================================

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Following is an analysis of changes in the allowance for loan losses for the three months ended March 31:
                                              2005                    2004
                                        ----------------        ----------------

Balance - January 1,                    $         7,177         $         7,593
Loans charged off:
     Real estate                                    161                     106
     Commercial                                     679                     224
     Consumer                                       491                     447
                                        ----------------        ----------------
          Total loans charged off                 1,331                     777
Recoveries of loans:
     Real estate                                     43                     120
     Commercial                                     701                      95
     Consumer                                       255                     241
                                        ----------------        ----------------
          Total recoveries                          999                     456
                                        ----------------        ----------------

Net loan charge-offs                               (332)                   (321)

Provision charged to operations                     317                     768
                                        ----------------        ----------------
Balance - March 31,                     $         7,162         $         8,040
                                        ================        ================

Information regarding impaired loans is as follows:
                                                March 31,          December 31,
                                                  2005                 2004
                                            --------------       ---------------

Balance of impaired loans                   $       4,874        $        5,573
                                            ==============       ===============
Less portion for which no specific
  allowance is allocated                    $        ----        $          619
                                            ==============       ===============
Portion of impaired loan balance for
  which a specific allowance for credit
  losses is allocated                       $       4,874        $        4,954
                                            ==============       ===============
Portion of allowance for loan losses
  specifically allocated for the
  impaired loan balance                     $       2,024        $        1,986
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       4,914        $        5,711
                                            ==============       ===============

Interest on impaired loans was not material for the periods ended March 31, 2005 and 2004.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
         INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.40% of total loans were unsecured at March 31, 2005 as compared to 3.36% at December 31, 2004.


================================================================================

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At March 31, 2005, the contract amounts of these instruments totaled approximately $54,972 as compared to $61,667 at December 31, 2004. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2005 and December 31, 2004 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

       FHLB Borrowings      Promissory Notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2005      $ 70,038             $ 7,566             $ 2,365           $ 79,969
2004      $ 67,222             $ 5,355             $ 3,973           $ 76,550

Pursuant to collateral agreements with the FHLB, advances are secured by $205,564 in qualifying first mortgage loans and $5,481 in FHLB stock at March 31, 2005. Fixed rate FHLB advances of $67,763 mature through 2010 and have interest rates ranging from 2.54% to 6.62%. In addition, variable rate FHLB borrowings totaling $2,275 mature in 2005 with an interest rate of 2.97%.

At March 31, 2005, the Company had a cash management line of credit enabling it to borrow up to $35,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There were $32,275 available on this line of credit at March 31, 2005.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings up to a maximum of $152,270 at March 31, 2005.

Promissory notes, issued primarily by the parent company, have fixed rates of 2.00% to 4.50% and are due at various dates through a final maturity date of February 9, 2006.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasusry. At March 31, 2005, the interest rate for the Company's FRB notes was 2.55%.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $36,000 at March 31, 2005 and $29,500 at December 31, 2004. Various investment securites from the Bank used to collateralize FRB notes totaled $6,070 at March 31, 2005 and $6,060 at December 31, 2004.

At March 31, 2005, scheduled principal payments through December 31 over the next five years are as follows:

             FHLB Borrowings      Promissory Notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2005         $       15,696       $         7,109       $  2,365      $  25,170
2006                 22,107                   457           ----         22,564
2007                  8,061                  ----           ----          8,061
2008                 14,010                  ----           ----         14,010
2009                  3,007                  ----           ----          3,007
Thereafter            7,157                  ----           ----          7,157
            ----------------      ----------------      ----------    ----------
            $        70,038       $         7,566       $  2,365      $  79,969
            ================      ================      ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at March 31, 2005 compared to December 31, 2004, and the consolidated results of operations for the quarterly period ending March 31, 2005 compared to the same period in 2004. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Company is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

                                  Comparison of
                               Financial Condition
                     at March 31, 2005 and December 31, 2004
                     ---------------------------------------

Introduction

The consolidated total assets of the Company decreased $13,911 or 1.9% during the first three months of 2005 to finish at $715,209. This decrease in assets was primarily due to a decrease in the Company's loan portfolio and available-for-sale securities, which are down $10,601 and $3,335, respectively, from year-end 2004. The excess funds that were generated as a result of declining loan balances were used to support the decline in the Company's securities sold under agreements to repurchase ("repurchase agreements"), which decreased by $16,924 from year-end 2004. In addition, other borrowed funds increased $3,419 during the first three months of 2005.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At March 31, 2005, cash and cash equivalents totaled $15,523, down 4.6% compared to $16,279 at December 31, 2004. This decrease was primarily attributable to fewer items in the process of collection at March 31, 2005. Management believes that the current balance of cash and cash equivalents, although down from year-end 2004, remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this management's discussion and analysis.

Investments

During the first three months of 2005, investment securities decreased $3,528 or 4.1% driven by a decrease in U.S. government agency securities of $3,781 or 18.8% as compared to year-end 2004. The Company's demand for U.S. government agency securities has primarily been to satisfy pledging requirements for repurchase agreements and public fund deposits. In the first quarter of 2005, the Company's repurchase agreements decreased 42.6%, lowering the need to secure these balances and producing the slight runoff in U.S. government agency securities. While the Company's focus is to generate interest revenue primarily though loan growth, management will continue to invest excess funds in securities when opportunities arise. Mortgage-backed securities continue to make up the largest portion of the Company's investment portfolio, finishing at $49,115, or 59.4% of total investments at March 31, 2005. Mortgage-backed securities provide increased cash flows due to the more rapid repayment of principal as compared to other investment security types which deliver proceeds upon maturity or call date.

Loans

During the first three months of 2005, total loans were down $10,601 or 1.8% from year-end 2004, due to economic factors and lower loan demand. Total loan declines were led by commercial loans, which were down $4,522 or 2.0% from year-end 2004 to reach $221,536. While the general demand for commercial loan opportunities has declined in the first quarter of 2005, the Company also experienced several loan payoffs from commercial business customers due to the challenged economy, especially in Ohio. The primary market areas for the Company's commercial loans are in the areas of Gallia, Jackson and Franklin counties in Ohio, which accounted for 53.1% of total originations for the first quarter of 2005 and the growing West Virginia markets, which accounted for 20.5% of total originations for the same time period. Commercial loan volume in 2005 will continue to be dependent upon economic conditions as well as general demand for loans in the Company's market area.

During the first three months of 2005, total real estate loans decreased $3,734 or 1.6% from year-end 2004 to reach $223,500. This reduction in loans was mostly impacted by the Company's 15 and 30 year fixed real estate loans, which decreased $3,885 or 3.5% from year-end 2004. The Company currently sells 30 year fixed rate mortgages and for the first quarter of 2005, the Company sold approximately $1,000 in secondary market real estate loans. Furthermore, the high volume of refinancings in 2003 and a portion of 2004 at historical low interest rates have reduced consumer demand for typical home loans in the first quarter of 2005. In addition, the first quarter is seasonally a low volume period for real estate loan demand, with originations typically increasing in the second quarterly period. Real estate loan originations have steadily increased throughout the first quarter of 2005.

During the first three months in 2005, consumer loans decreased $2,227 or 1.5% since year-end 2004 to reach $144,738. Loan decreases were led by automobiles, both direct and indirect, which were down $2,742 or 3.5% from year-end 2004. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, economic factors and a rising rate environment have had an impact on the recent declining loan volume. The Company was under a sustained low rate environment for 2003 and much of 2004, which created better pricing opportunities for customers and, in turn, yielded additional consumer demand for automobile loans during this period. As rates have been aggressively moving up, continued competition with alternative methods of financing, such as captive finance companies still offering 0% interest rate loans, has challenged loan growth in this area during the first quarter of 2005.

While total loan balances are currently down, the Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the portfolio.

Allowance for Loan Losses

During the first three months of 2005, the Company's net charge offs remained relatively flat, increasing $11 or 3.4% as compared to the same period in 2004, mostly from increased collection efforts within commercial loans. The Company's nonperforming loans continues to improve, ending at $2,392 for the first quarter of 2005 as compared to $3,020 at year-end 2004 and $3,075 in the first quarter ending 2004, which emphasizes management's continued focus on asset quality. The decreased nonperforming loans improved the Company's ratio of nonperforming loans as a percentage of total loans to .41% for the first quarter of 2005 as compared to .50% at year-end 2004 and .53% at March 31, 2004. Due to the decline in nonperforming loans impacted by sound underwriting practices and lower portfolio risk, the ratio of allowance for loan losses to total loans decreased to 1.21% at March 31, 2005 as compared to 1.38% at March 31, 2004. Management believes that the allowance for loan losses is reflective of probable incurred losses in the loan portfolio.

Deposits

During the first three months of 2005, total deposits were down $1,578 or .3% from year-end 2004 primarily due to decreases in time deposits and noninterest bearing demand deposits. Time deposits decreased $5,476 or 1.8% from year-end 2004 largely due to the maturity of one large commercial CD of over $6,000. This maturity was partially offset by an increase in the Company's brokered CD issues of $1,275 or 3.9% during the first three months of 2005 as compared to year-end 2004. Management will continue to utilize these brokered deposit sources from local and national markets to supplement deposit growth. The Company's interest-free funding source, noninterest bearing demand deposits, also decreased $3,126 or 4.5% during the first three months of 2005. This decrease occurred mostly in business checking account balances, which were down $4,006 or 10.3% compared to year-end 2004. Partially offsetting these declines in time and noninterest bearing demand deposits was an increase to the Company's interest bearing demand deposits, which were up $5,266 or 4.7% during the first three months of 2005. This increase was related to the collection of real estate taxes by local municipalities who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from tax collections are short-term in nature and typically decrease in the second quarter.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $16,924 or 42.6% from year-end 2004. This decline was mostly due to typical seasonal fluctuations of two commercial accounts in the first quarter of 2005.

Other Borrowed Funds

Other borrowed funds are primarily advances from the Federal Home Loan Bank ("FHLB"), which are used to fund loan growth and short-term liquidity needs. During the first three months of 2005, other borrowed funds were up $3,419 or 4.5% from December 31, 2004 primarily due to short-term FHLB advances which were up $2,075.

Shareholders' Equity

Total shareholders' equity at March 31, 2005 of $56,927 was up by $348 as compared to the balance of $56,579 on December 31, 2004. Contributing most to this increase was year-to-date income of $1,570 less cash dividends paid of $652, or $.15 per share year-to-date, adjusted for the stock split.

Partially offsetting the growth in capital was a decrease in the market value of available-for-sale securities held by the Company, which lowered shareholders' equity by $570, net of deferred income taxes. At March 31, 2005, the Company had an unrealized loss, net of deferred income taxes, of $789 as compared to an unrealized loss, net of deferred income taxes, of $219 at December 31, 2004. The Company has approximately 85.7% of its securities classified as available-for-sale. As a result, the securities and shareholders' equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the securities were classified as held-to-maturity.

At March 31, 2005, the Company had treasury stock totaling $7,288, unchanged from year-end 2004. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. In the first quarter of 2005, the Company's Board of Directors authorized the repurchase up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases between February 16, 2005 and August 16, 2005.

                                  Comparison of
                              Results of Operations
                 for the Quarters Ended March 31, 2005 and 2004
                 ----------------------------------------------

Introduction

The Company's net income was $1,570 for the first quarter of 2005, up $4 or .3% compared to $1,566 for the first quarter of 2004. Comparing March 31, 2005 to March 31, 2004, the annualized quarter-to-date return on assets decreased from ..89% to .88%, and return on equity decreased from 11.54% to 11.23%. First quarter 2005 earnings per share was $.37, up 2.2% over first quarter 2004 earnings per share of $.36, adjusted for the stock split. The minimal growth in net income during the first quarter 2005 was primarily due to a decrease in provision expense of $451 as a result of significant improvement in asset quality being offset by reduced levels of net interest income and increases to overhead expenses.

Net Interest Income

For the first quarter of 2005, net interest income was below the first quarter results of 2004, showing a decrease of $86 or 1.2%. The lack of growth in net interest income is largely due to growth in earning assets being completely offset by the decline in net interest margin. The Company's net interest income and net interest margin continue to be challenged by relatively low reinvestment yields and increased competitive pricing on loans. Total interest income increased by $61 or .6% to finish at $10,952 at March 31, 2005. Growth of $15,212 or 2.3% in year-to-date average earning assets for the first quarter of 2005 compared to the same period in 2004 was partially offset by a decline in asset yields, which were down 7 basis points as compared to the first three months in 2004. While the Company has been experiencing a period of consistent increases in short-term interest rates since June 2004, long-term rates continue to remain flat, causing the real estate and consumer loan portfolio yields to remain below the first quarter of 2004. Total interest expense increased $147 or 3.7% to finish at $4,115 at March 31, 2005. The increase in interest expense was largely impacted by a 5 basis point increase in the Bank's average funding costs due to the rising interest rate environment. As a result, the Company's net interest margin decreased to 4.12% in the first quarter of 2005 from 4.24% in the first quarter of 2004. While the Company's net interest margin is below a year ago, the Federal Reserve's actions to increase interest rates have allowed loan yields to stabilize and take some pressure off of the net interest margin. This is evident with the improvement of the Company's net interest margin from the fourth quarter of 2004 when it was 3.98%, an increase of 14 basis points.

Since many of the Company's loans are variable-rate, the anticipated increases in rates for 2005 should result in higher interest income for the Company in the near term. However, deposit customers will similarly expect higher rates of interest on their accounts that could potentially offset some of this benefit of rising interest rates. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 19 of this Form 10-Q.

Provision Expense

The Company's provision expense was $317 in the first quarter of 2005, down $451 or 58.7% as compared to the same period in 2004. This decrease in provision is based on management's quarterly evaluation of the factors that affect the allowance for loan losses account. The results are directionally consistent with the strong asset quality numbers that are discussed within this section under the caption "Allowance for Loan Losses". Future provisions to the allowance for loan losses will continue to be based on the quarterly evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" on page 17 of this Form 10-Q.

Noninterest Income

Total noninterest income decreased $53 or 4.1% for the first quarter of 2005 as compared to the same period in 2004. Driving this change was the decline in service charge income of $54 or 7.1%, primarily from the lower volume of overdraft fees on the Company's deposit accounts. Income earned on life insurance contracts from the Company's supplemental retirement program was down $15 or 9.2% due to a lower earnings rate tied to each of the policies. Offsetting a portion of the decline was an increase in revenue from interchange fees on the Company's debit and credit cards of $34,000 as a result of higher debit card activity and the gain on sale of secondary market real estate loans of $22 from a year ago.

Noninterest Expense

Total noninterest expense increased $297 or 5.7% for the first quarter of 2005 as compared to the same period in 2004. Contributing most to this first quarter increase was salaries and employee benefits, the Company's largest noninterest expense item, which increased $142 or 4.7%. This increase was related to the rising cost of medical insurance, annual merit increases and an increase in the Bank's full-time equivalent employee base from 261 employees at March 31, 2004 to 270 employees at March 31, 2005. Also adding to the first quarter growth in noninterest expense were occupancy, furniture and equipment costs being up $18 or 2.9% over the first quarter of 2004 largely due to the facility and depreciation expenses related to the Company's various investments in facility upgrades (Olive Street Annex), and newer "up-to-date" personal computers to improve employee and network efficiency. Other noninterest expense was up $151 or 11.1% from 2004. This increase was related to the significant growth in accounting fees which were up $117 as a result of higher exam and audit fees associated with the new regulatory reporting environment under Sarbanes-Oxley (Section 404). Offsetting a portion of these decreases was data processing expense decreasing $12 or 4.2% as a result of lower negotiated monthly processing charges from 2004.

                               Capital Resources

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                 Company Ratios        Regulatory      Well
                                3/31/05  12/31/04        Minimum    Capitalized
                                -------  --------      -----------  -----------

Tier 1 risk-based capital        12.5%     12.1%          4.00%         6.0%
Total risk-based capital ratio   13.7%     13.3%          8.00%        10.0%
Leverage ratio                    9.7%      9.4%          4.00%         5.0%

Cash dividends paid of $652 for the first three months of 2005 represent a 3.5% increase over the cash dividends paid during the same period in 2004. The increase in cash dividends paid is largely due to an increase in the dividend rate paid per share from $0.14 in 2004 to $0.15 in 2005, adjusted for the stock split. The dividend rate has increased in proportion to the consistent growth in retained earnings. At March 31, 2005, approximately 78% of the shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $87,650 represented 12.3% of total assets at March 31, 2005. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2005, the Bank could borrow an additional $46 million from the FHLB. The Company experienced a decrease of $756 in cash and cash equivalents for the three months ended March 31, 2005. See the condensed consolidated statement of cash flows on page 6 for further cash flow information.

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

Allowance for loan losses

To arrive at the total dollars necessary to maintain an allowance level sufficient to absorb probable losses incurred at a specific financial statement date, management has developed procedures to establish and then evaluate the allowance once determined. The allowance consists of the following components: specific allocation, general allocation and other estimated general allocation.

To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or whole. To achieve this task, the Company has created a quarterly report ("Watchlist") which lists the loans from each loan portfolio that management deems to be potential credit risks. The criteria to be placed on this report are: past due 60 or more days, nonaccrual and loans management has determined to be potential problem loans. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee which consists of the President of the Company and members of senior management with lending authority. The function of the Committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the allowance for loan losses and other credit related issues. The Committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk). After the Committee evaluates each relationship listed in the report, a specific loss allocation may be assessed. The specific allocation is currently made up of amounts allocated to the commercial loan portfolio.

Included in the specific allocation are impaired loans, which consist of loans with balances of $200 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing loan balances continue to decline from year-end 2004 (down 21%). Any changes in the impaired allocation will be reflected in the total specific allocation.

The second component (general allowance) consists of the total loan portfolio balances minus loan balances already reviewed (specific allocation). A quarterly large loan report is prepared to provide management with a "snapshot" of information on larger-balance loans (of $550 or greater), including loan grades, collateral values, etc. This tool allows management to monitor this group of borrowers. Therefore only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses. This risk factor reflects an actual 1 year or 3 year performance evaluation of credit losses per loan portfolio, whichever is greater. The risk factor is achieved by taking the average charge off per loan portfolio for the last 12 or 36 consecutive months, whichever is greater, and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the greatest of the 12 or 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal due. These areas are: 1) delinquency trends, 2) current local economic conditions, 3) non-performing loan trends, 4) recovery vs. charge off, and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the importance of the impact it may have on the allowance. After evaluating each area, an overall factor of 13% was determined for this reporting period. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in a total of ten counties in Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor.

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

                                Subsequent Events

On April 13, 2005, the Company issued a press release announcing that its Board of Directors has approved a 25% split of the Company's common shares, without par value. The additional common shares will be distributed on May 10, 2005 to the Company's shareholders of record as of April 25, 2005. The Company also announced in the press release that its Board of Directors has increased the cash dividend, adjusted for the stock split, from $.15 per share to $.16 per share. The cash dividend will be paid on May 10, 2005 to the Company's shareholders of record as of April 25, 2005.

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

The following table presents the Company's estimated net interest income sensitivity:


                                     March 31, 2005           December 31, 2004
Change in Interest Rates          Percentage Change in      Percentage Change in
     in Basis Points               Net Interest Income       Net Interest Income
------------------------          --------------------      --------------------
         +300                            1.00%                     (1.07%)
         +200                             .99%                      (.42%)
         +100                             .67%                      (.11%)
         -100                            (.07%)                      .35%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At March 31, 2005, the Company's analysis of net interest income reflects a modest asset sensitive position due to management emphasizing variable rate and short-term duration assets. With further rate increases anticipated in 2005, the balance sheet is better positioned to increase net interest income when compared to December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a)  Not Applicable.

              (b)  Not Applicable.

              (c)  The  following  table  provides  information  regarding   the
                   Company's repurchases of its common shares during the fiscal quarter ended March 31, 2005:

                                                                     Total Number of Shares             Maximum Number
                                  Total Number       Average          Purchased as Part of            of Shares That May
                                   of Shares      Price Paid per       Publicly Announced              Yet Be Purchased
            Period                 Purchased          Share             Plans or Programs          Under the Plan or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  January 1 - 31, 2005                ----              ----                   ----                            75,831
  February 1 - 28, 2005               ----              ----                   ----                           175,000
  March 1 - 31, 2005                  ----              ----                   ----                           175,000
                                 --------------------------------------------------------------------------------------------
              TOTAL                   ----              ----                   ----                           175,000
                                 ============================================================================================


              (1) On June 15, 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases. The Company's Board of
                   Directors  approved  annual  extensions  to  the  plan.  Most recently, the Board of Directors extended the stock repurchase program from February 16, 2005 to August 16, 2005, and authorized the Company to repurchase up to 175,000 shares of its common stock through open market and privately negotiated purchases. The timing of the purchases, the prices paid and actual number of shares purchased will depend upon market conditions and limitations imposed by applicable federal securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              Not Applicable.

ITEM 5.  OTHER INFORMATION
              Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

        (a)Exhibits:

           31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

           31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

           32 - Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

        (b)Reports on Form 8-K:

           On January 14, 2005, the Company furnished a report on Form 8-K to report under Item 12. Results of Operations and Financial Condition the issuance of a news release announcing its earnings for the fourth quarter and year-to-date periods ending December 31, 2004.

           On January 19, 2005, the Company furnished a report on Form 8-K to report under Item 8.01 Other Events the issuance of a news release announcing the authorization by the Board of Directors of the Company to repurchase up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases between February 16, 2005 and August 16, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                     OHIO VALLEY BANC CORP.



Date    May 10, 2005            By:  /s/ Jeffrey E. Smith
                                    -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    May 10, 2005            By:  /s/ Scott W. Shockey
                                     -------------------------------------------
                                     Scott W. Shockey
                                     Vice President and Chief Financial Officer