Form 10-Q
period 2005-06-30
OHIO VALLEY BANC CORP
filed 2005-08-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period
                                     ended:
                                  JUNE 30, 2005

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

The number of common shares of the registrant outstanding as of July 31, 2005 was 4,277,389.

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                          QUARTER ENDED JUNE 30, 2005

================================================================================


PART I - FINANCIAL INFORMATION                                                3

      Item 1 - Financial Statements (Unaudited)                               3

      Consolidated Balance Sheets                                             3

      Consolidated Statements Of Income                                       4

      Condensed Consolidated Statements of Changes in Shareholders' Equity    5

      Condensed Consolidated Statements of Cash Flows                         6

      Notes to the Consolidated Financial Statements                          7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12

      Item 3 - Quantitative and Qualitative Disclosure About Market Risk     21

      Item 4 - Controls and Procedures                                       21

PART II - OTHER INFORMATION                                                  22

      Item 1 - Legal Proceedings                                             22

      Item 2 - Unregistered Sales of Equity Securities and
               Use of Proceeds                                               22

      Item 3 - Defaults Upon Senior Securities                               23

      Item 4 - Submission of Matters to a Vote of Security Holders           23

      Item 5 - Other Information                                             23

      Item 6 - Exhibits                                                      24

SIGNATURES                                                                   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================


                                                     June 30,      December 31,
                                                       2005             2004
                                                   ------------     ------------
ASSETS
Cash and cash equivalents                          $    16,271      $    16,279
Interest-bearing deposits in other banks                   531              525
Securities available-for-sale                           72,908           74,155
Securities held-to-maturity (estimated fair
  value:  2005 - $11,851; 2004 - $12,534)               11,349           11,994
Total loans                                            594,304          600,574
  Less:  Allowance for loan losses                      (6,863)          (7,177)
                                                   ------------     ------------
     Net loans                                         587,441          593,397
Premises and equipment, net                              8,791            8,860
Accrued income receivable                                2,724            2,643
Goodwill                                                 1,267            1,267
Bank owned life insurance                               14,218           13,988
Other assets                                             6,234            6,012
                                                   ------------     ------------
          Total assets                             $   721,734      $   729,120
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    66,145      $    69,936
Interest-bearing deposits                              463,121          465,217
                                                   ------------     ------------
     Total deposits                                    529,266          535,153
Securities sold under agreements to repurchase          26,485           39,753
Other borrowed funds                                    84,900           76,550
Subordinated debentures                                 13,500           13,500
Accrued liabilities                                      9,542            7,585
                                                    -----------     ------------
          Total liabilities                            663,693          672,541
                                                    -----------     ------------

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
    shares authorized; 2005 - 4,611,860 shares
    issued, 2004 - 3,689,828 shares issued)              4,612            3,690
Additional paid-in capital                              31,931           31,931
Retained earnings                                       29,560           28,465
Accumulated other comprehensive loss                      (428)            (219)
Treasury stock, at cost (2005 - 334,471;
  2004 - 258,970 shares)                                (7,634)          (7,288)
                                                    -----------     ------------
          Total shareholders' equity                    58,041           56,579
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  721,734      $   729,120
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2005       2004       2005       2004
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 10,245   $  9,798   $ 20,326   $ 19,757
     Securities
         Taxable                           657        700      1,339      1,434
         Tax exempt                        119        139        242        284
     Dividends                              67         52        127        104
     Other Interest                         27         33         33         35
                                      ---------  ---------  ---------  ---------
                                        11,115     10,722     22,067     21,614

Interest expense:
     Deposits                            3,084      2,813      5,942      5,554
     Securities sold under
       agreements to repurchase            132         49        243         91
     Other borrowed funds                  828        879      1,710      1,830
     Subordinated debentures               277        234        541        469
                                      ---------  ---------  ---------  ---------
                                         4,321      3,975      8,436      7,944
                                      ---------  ---------  ---------  ---------
Net interest income                      6,794      6,747     13,631     13,670
Provision for loan losses                  330        373        648      1,141
                                      ---------  ---------  ---------  ---------
Net interest income after provision
  for loan losses                        6,464      6,374     12,983     12,529

Noninterest income:
     Service charges on deposit accounts   810        839      1,515      1,598
     Trust fees                             53         54        107        106
     Income from bank owned insurance      144        148        292        311
     Gain on sale of loans                  28          3         56         10
     Gain on sale of
       ProCentury Corp.                     --      2,463         --      2,463
     Other                                 382        298        700        623
                                      ---------  ---------  ---------  ---------
                                         1,417      3,805      2,670      5,111

Noninterest expense:
     Salaries and employee benefits      3,143      3,080      6,325      6,120
     Occupancy                             317        322        651        651
     Furniture and equipment               296        318        592        601
     Data processing                       168        182        331        360
     Other                               1,410      1,444      2,919      2,802
                                      ---------  ---------  ---------  ---------
                                         5,334      5,346     10,818     10,534
                                      ---------  ---------  ---------  ---------
Income before income taxes               2,547      4,833      4,835      7,106
Provision for income taxes                 814      1,581      1,532      2,289
                                      ---------  ---------  ---------  ---------
NET INCOME                            $  1,733   $  3,252   $  3,303   $  4,817
                                      =========  =========  =========  =========

Earnings per share                    $   0.40   $   0.75   $    .77   $   1.11
                                      =========  =========  =========  =========

================================================================================
                 See notes to consolidated financial statements

                              OHIO VALLEY BANC CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                         2005       2004       2005       2004
                                      ---------  ---------  ---------  ---------

Balance at beginning of period        $ 56,927   $ 54,476   $ 56,579   $ 54,408

Comprehensive income:
   Net income                            1,733      3,252      3,303      4,817
   Change in unrealized gain
    (loss) on available-for-sale
      securities                           546     (1,621)      (318)    (1,512)
   Income tax effect                      (186)       551        108        514
                                      ---------  ---------  ---------  ---------
     Total comprehensive income          2,093      2,182      3,093      3,819

Proceeds from issuance of common
  stock through dividend reinvestment
    plan                                   ---        242        ---        505

Cash paid in lieu of fractional
  shares in stock split                    (12)       ---        (12)       ---

Cash dividends                            (686)      (659)    (1,338)    (1,288)

Shares acquired for treasury              (281)      (203)      (281)    (1,406)
                                      ---------  ---------  ---------  ---------
Balance at end of period              $ 58,041   $ 56,038   $ 58,041   $ 56,038
                                      =========  =========  =========  =========
Cash dividends per share              $   0.16   $   0.15   $   0.31   $   0.29
                                      =========  =========  =========  =========

Shares from stock split, 25%
   Common stock                        922,030        ---    922,030        ---
                                      =========  =========  =========  =========
   Treasury stock                       64,742        ---     64,742        ---
                                      =========  =========  =========  =========
Shares from common stock issued
  through dividend reinvestment plan         1      6,958          2     16,102
                                      =========  =========  =========  =========

Shares acquired for treasury            10,759      5,890     10,759     46,374
                                      =========  =========  =========  =========

================================================================================
               See notes to the consolidated financial statements.

                           OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                    Six months ended June 30,
                                                     2005               2004
                                                 ------------       ------------

Net cash from operating activities:               $    6,040         $   10,748

Investing activities:
     Proceeds from maturities of
        securities available-for-sale                 12,023             15,754
     Purchases of securities available-
        for-sale                                     (11,029)           (11,077)
     Proceeds from maturities of
        securities held-to-maturity                      639                824
     Purchases of securities held-to-maturity            ---             (1,056)
     Change in interest-bearing deposits
        in other banks                                    (6)              (396)
     Net change in loans                               5,360            (18,726)
     Proceeds from sale of other real
        estate owned                                    (100)              (163)
     Purchases of premises and equipment                (499)              (549)
                                                 ------------       ------------
          Net cash from (used) in investing
              activities                               6,388            (15,389)

Financing activities:
     Change in deposits                               (5,887)            32,149
     Cash dividends                                   (1,338)            (1,288)
     Cash paid in lieu of fractional shares
        in stock split                                   (12)               ---
     Proceeds from issuance of common stock              ---                505
     Purchases of treasury stock                        (281)            (1,406)
     Change in securities sold under
        agreements to repurchase                     (13,268)            (3,239)
     Proceeds from long-term borrowings                5,521              3,000
     Repayment of long-term borrowings                (9,403)           (12,958)
     Change in other short-term borrowings            12,232            (13,233)
                                                 ------------       ------------
          Net cash from (used) in financing
              activities                             (12,436)             3,530
                                                 ------------       ------------

Change in cash and cash equivalents                       (8)            (1,111)
Cash and cash equivalents at beginning of period      16,279             17,753
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    16,271        $    16,642
                                                 ============       ============

SUPPLEMENTAL DISCLOSURE
-----------------------
Cash paid for interest                           $     7,933        $     7,995
Cash paid for income taxes                             1,835              1,837
Non-cash tranfers from loans to other real
    estate owned                                          60                174


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2005, and its results of operations and cash flows for the periods presented. The results of operations for the six months ending June 30, 2005 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2005. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2004 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

================================================================================

EARNINGS PER SHARE
Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 4,287,619 and 4,336,053 for the three months ending June 30, 2005 and 2004, respectively. Weighted average shares outstanding were 4,288,093 and 4,355,750 for the six months ending June 30, 2005 and 2004, respectively.

STOCK SPLITS
On April 13, 2005, the Company's Board of Directors declared a five-for-four stock split, effected in the form of a stock dividend, on the shares of the Company's common stock. Each shareholder of record on April 25, 2005, received an additional share of common stock for every four shares of common stock then held. The stock was issued on May 10, 2005. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. The Company retained the current par value of $1.00 per share for all shares of common stock. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

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

================================================================================

ACCOUNTING PRONOUNCEMENTS
In March 2004, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). The basic model developed to evaluate whether an investment within scope of EITF 03-1 is other-than-temporarily impaired involves a three-step process including determining whether an investment is impaired (fair value less amortized cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment equal to the difference between the investment's cost and fair value. In September 2004, the FASB issued Staff Position ("FSP") No. 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.'" The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management's intent and ability to hold investments until a forecasted recovery, and the finalization of this proposed guidance by the FASB. To date, this guidance has not had a material impact on the Company's financial condition, results of operations, or cash flows.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 only applies to loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. This guidance has not had a material impact on the Company's financial condition, results of operations, or cash flows.

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                               June 30,            December 31,
                                                 2005                   2004
                                         ----------------       ----------------

Real estate loans                        $       226,708        $       227,234
Commercial and industrial loans                  220,947                226,058
Consumer loans                                   146,413                146,965
Other loans                                          236                    317
                                         ----------------       ----------------
                                         $       594,304        $       600,574
                                         ================       ================

At June 30, 2005 and December 31, 2004, loans on nonaccrual status were approximately $1,582 and $1,618, respectively. Loans past due more than 90 days and still accruing at June 30, 2005 and December 31, 2004 were $1,242 and $1,402, respectively.


================================================================================

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Following is an analysis of changes in the allowance for loan losses for the six months ended June 30:
                                              2005                    2004
                                        ----------------        ----------------

Balance - January 1,                    $         7,177         $         7,593
Loans charged off:
     Real estate                                    259                     414
     Commercial                                   1,127                   1,059
     Consumer                                     1,038                     963
                                        ----------------        ----------------
          Total loans charged off                 2,424                   2,436
Recoveries of loans:
     Real estate                                    214                     209
     Commercial                                     784                     138
     Consumer                                       464                     492
                                        ----------------        ----------------
          Total recoveries                        1,462                     839
                                        ----------------        ----------------

Net loan charge-offs                               (962)                 (1,597)

Provision charged to operations                     648                   1,141
                                        ----------------        ----------------
Balance - June 30,                      $         6,863         $         7,137
                                        ================        ================

Information regarding impaired loans is as follows:
                                                June 30,           December 31,
                                                  2005                 2004
                                            --------------       ---------------

Balance of impaired loans                   $       5,056        $        5,573
                                            ==============       ===============
Less portion for which no specific
  allowance is allocated                    $         490        $          619
                                            ==============       ===============
Portion of impaired loan balance for
  which a specific allowance for credit
  losses is allocated                       $       4,566        $        4,954
                                            ==============       ===============
Portion of allowance for loan losses
  specifically allocated for the
  impaired loan balance                     $       1,932        $        1,986
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       5,292        $        5,711
                                            ==============       ===============

Interest on impaired loans was not material for the six-month periods ended June 30, 2005 and 2004.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
         INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.27% of total loans were unsecured at June 30, 2005 as compared to 3.36% at December 31, 2004.


================================================================================

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At June 30, 2005, the contract amounts of these instruments totaled approximately $60,127 as compared to $61,667 at December 31, 2004. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2005 and December 31, 2004 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

       FHLB Borrowings      Promissory Notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2005      $ 74,764             $ 7,478             $ 2,658           $ 84,900
2004      $ 67,222             $ 5,355             $ 3,973           $ 76,550

Pursuant to collateral agreements with the FHLB, advances are secured by $204,356 in qualifying first mortgage loans and $5,548 in FHLB stock at June 30, 2005. Fixed rate FHLB advances of $63,139 mature through 2010 and have interest rates ranging from 2.54% to 6.62%. In addition, variable rate FHLB borrowings totaling $11,625 mature in 2005 with an interest rate of 3.53%.

At June 30, 2005, the Company had a cash management line of credit enabling it to borrow up to $35,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. At June 30, 2005, $23,375 was available on this line of credit.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $151,375 at June 30, 2005.

Promissory notes, issued primarily by the Company, have fixed rates of 2.40% to 4.50% and are due at various dates through a final maturity date of December 13, 2006.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At June 30, 2005, the interest rate for the Company's FRB notes was 2.91%.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $30,500 at June 30, 2005 and $29,500 at December 31, 2004. Various investment securites from the Bank used to collateralize FRB notes totaled $6,070 at June 30, 2005 and $6,060 at December 31, 2004.

================================================================================

At June 30, 2005, scheduled principal payments through December 31 over the next five years are as follows:

             FHLB Borrowings      Promissory Notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2005         $       20,422       $         5,721       $  2,658      $  28,801
2006                 22,107                 1,757           ----         23,864
2007                  8,061                  ----           ----          8,061
2008                 14,010                  ----           ----         14,010
2009                  3,007                  ----           ----          3,007
Thereafter            7,157                  ----           ----          7,157
            ----------------      ----------------      ----------    ----------
            $        74,764       $         7,478       $  2,658      $  84,900
            ================      ================      ==========    ==========

NOTE 6 - GAIN ON SALE OF PROCENTURY

On April 26, 2004, the Company sold 450,000 common shares of ProCentury Corp. ("ProCentury"), a Columbus-based property and casualty insurer, which represented 9% of ProCentury's outstanding common stock. The transaction was completed as part of ProCentury's initial public offering. The sale of stock, which represented 100% of the Company's ownership in ProCentury, resulted in a pre-tax gain of $2,463 and an after-tax gain of $1,625 ($.38 cents per share). The Company's investment in ProCentury was made in October of 2000 to allow for more diversification of operations by becoming part of a property and casualty insurance underwriter. The Company decided to liquidate its investment in 2004 to utilize the cash proceeds to enhance the Company's core business of banking through branch renovations and expansion.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at June 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Company's Board of Directors approved a five-for-four stock split on April 13, 2005. The additional common shares resulting from the stock split were distributed on May 10, 2005 to stockholders of record as of April 25, 2005. The consolidated financial statements, notes and references to share and per share data have been retroactively restated for the stock split.

                                  Comparison of
                               Financial Condition
                     at June 30, 2005 and December 31, 2004
                     --------------------------------------

Introduction

The consolidated total assets of the Company decreased $7,386 or 1.0% during the first six months of 2005 to finish at $721,734. This decrease in assets was primarily due to a decrease in the Company's loan portfolio and available-for-sale securities, which are down $6,270 and $1,247, respectively, from year-end 2004. The excess funds available as a result of declining loan balances were used to support the decline in the Company's securities sold under agreements to repurchase ("repurchase agreements"), which decreased by $13,268 from year-end 2004. In addition, other borrowed funds increased $8,350 during the first six months of 2005.


Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At June 30, 2005, cash and cash equivalents were relatively unchanged at $16,271 as compared to $16,279 at December 31, 2004. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this management's discussion and analysis.

Securities

During the first six months of 2005, investment securities decreased $1,892 or 2.2% driven by a decrease in U.S. government agency securities of $1,602 or 8.0% as compared to year-end 2004. The Company's demand for U.S. government agency securities has primarily been to satisfy pledging requirements for repurchase agreements and public fund deposits. In this first half of 2005, the Company's repurchase agreements have decreased 33.4%, lowering the need to secure these balances and producing the slight runoff in U.S. government agency securities. While the Company's focus is to generate interest revenue primarily though loan growth, management will continue to invest excess funds in securities when opportunities arise. Mortgage-backed securities continue to make up the largest portion of the Company's investment portfolio, totaling $48,953, or 58.1% of total investments at June 30, 2005. Mortgage-backed securities provide increased cash flows due to the more rapid repayment of principal as compared to other investment security types which deliver proceeds upon maturity or call date.

Loans

During the first six months of 2005, total loans were down $6,270 or 1.0% from year-end 2004, due to economic factors and lower loan demand. Loan demand has steadily improved since the first quarter period of 2005 when balances were down $10,601 or 1.8% from year-end 2004.

Total loan declines were led by commercial loans, which were down $5,111 or 2.3% from year-end 2004 to finish at $220,947. While the general demand for commercial loan opportunities has declined in this first half of 2005, the Company also experienced several loan payoffs from commercial business customers in the first quarter due to the challenged economy, especially in Ohio. The primary market areas for the Company's commercial loans are in the areas of Gallia, Jackson and Franklin counties in Ohio, which accounted for 47.6% of total originations for the first half of 2005 and the growing West Virginia markets, which accounted for 19.9% of total originations for the same time period. Commercial loan volume in the second half of 2005 will continue to be dependent upon economic conditions as well as general demand for loans in the Company's market area.

During the first six months of 2005, total real estate loans were relatively stable, decreasing $526 or 0.2% from year-end 2004 to finish at $226,708, an improvement from the first three months of 2005 when real estate loans were down $3,734 or 1.6% from year-end 2004. The reduction in loans was mostly impacted by the Company's fixed rate real estate loans, which decreased $3,691 or 3.2% for the six-month period ending June 30, 2005. While the economy continues to experience a rising rate environment resulting in several short-term rate increases since June 2004, long-term rates have not been as responsive, remaining at a flat to declining level. As a result, the Company has sold over $2,000 in 30 year fixed rate mortgages to the secondary market during the first half of 2005. Furthermore, the high volume of refinancings in 2003 and a portion of 2004 at historical low interest rates have reduced consumer demand for fixed rate real estate loans during the first half of 2005. However, since the seasonally low volume period of the first quarter, loan demand has steadily increased in the second quarter of 2005, prompting growth in the Company's one year adjustable rate loans which are up $5,063 or 6.3% from year-end 2004. The remaining real estate loan portfolio decrease came from the Company's other variable rate real estate loan products.

During the first six months of 2005, consumer loans also were relatively stable, decreasing $552 or 0.4% from year-end 2004 to finish at $146,413, an improvement from the first three months of 2005 when consumer loans were down $2,227 or 1.5% from year-end 2004. Consumer loan decreases were led by automobile loans, both direct and indirect, which were down $4,126 or 5.3% from year-end 2004. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, economic factors and a rising rate environment have had an impact on the recent declining loan volume within this area. The Company was under a sustained low rate environment for 2003 and much of 2004, which created better pricing opportunities for customers and, in turn, yielded additional consumer demand for automobile loans during this period. As rates have been aggressively moving up, continued competition with alternative methods of financing, such as captive finance companies which continue to offer 0% interest rate loans, has challenged automobile loan growth during the first half of 2005. The decrease in automobile loans was partially offset by an increase in the demand for mobile home loans which were up $1,755 or 21.7%. The increase came primarily from the growing Cabell County market of West Virginia.

While total loan balances are currently down, the Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the portfolio. With steady improvements continuing in loan demand throughout second quarter, management is more optimistic regarding future loan growth.

Allowance for Loan Losses

During the first six months of 2005, the Company experienced a $635 or 39.8% decrease in net charge offs as compared to the same period in 2004, mostly from increased collection efforts within the commercial loan portfolio. Furthermore, the Company's nonperforming loan balance continues to remain relatively stable, ending at $2,824 as of June 30, 2005 as compared to $3,020 at year-end 2004 and $2,477 at June 30, 2004, which emphasizes management's continued focus on asset quality. The Company's ratio of nonperforming loans as a percentage of total loans was .48% at June 30, 2005 as compared to .50% at year-end 2004 and .42% at June 30, 2004. Due to stable asset quality impacted by sound underwriting practices and lower portfolio risk, the ratio of allowance for loan losses to total loans decreased to 1.15% at June 30, 2005 as compared to 1.21% at June 30, 2004. Management believes that the allowance for loan losses is reflective of probable incurred losses in the loan portfolio.

Deposits

During the first six months of 2005, total deposits were down $5,887 or 1.1% from year-end 2004, primarily due to decreases in time deposits and noninterest bearing demand deposits. Time deposits decreased $6,333 or 2.1% from year-end 2004 largely due to the maturity of one large commercial CD of over $6,000 in the first quarter of 2005 as well as a decrease in the Company's brokered CD and network CD issuances of $3,956 or 6.4% from year-end 2004. As interest rates continue to rise, wholesale funding rates from brokered and network CD deposits are increasing at a faster pace than retail rates on CD deposits. This has prompted a shift in emphasis back to retail funding which has caused an increase in traditional CD deposits of $3,811 or 1.9% over year-end 2004, partially offsetting the declines in wholesale funding. This shift back to more traditional funding also generated an increase in the Company's interest bearing demand deposits, which were up $4,237 or 2.7% during the first six months of 2005. This increase was largely from the Company's Gold Club - NOW account, which was up $2,944 or 5.44% from year-end 2004, in large part to a special rate offering for new Gold Club accounts that began in June 2005. The Gold Club product offers customers a NOW account combined with other banking benefits that include a higher interest rate, unlimited check writing and free services and discounts. The Company's interest-free funding source, noninterest bearing demand deposits, decreased $3,791 or 5.4% during the first six months of 2005. This decrease occurred mostly in business checking account balances, which were down $3,603 or 9.2% compared to year-end 2004.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $13,268 or 33.4% from year-end 2004. This decline was mostly due to typical seasonal fluctuations of two commercial accounts in the first quarter of 2005.

Other Borrowed Funds

Other borrowed funds are primarily advances from the FHLB, which are used to fund loan growth and short-term liquidity needs. During the first six months of 2005, other borrowed funds were up $8,350 or 10.9% from December 31, 2004 primarily due to short-term FHLB advances which were up $11,425.

Shareholders' Equity

Total shareholders' equity at June 30, 2005 of $58,041 was up by $1,462 as compared to the balance of $56,579 on December 31, 2004. Contributing most to this increase was year-to-date net income of $3,303 less cash dividends paid of $1,338, or $.31 per share year-to-date, adjusted for the five-for-four stock split in May 2005. Management's decision to effect a five-for-four stock split was generated by a desire to make the Company's common stock more accessible to smaller investors.

Partially offsetting the growth in capital was an increase in the amount of treasury stock repurchases. The Company had treasury stock totaling $7,634 at June 30, 2005, an increase of $346 as compared to the total at year-end 2004. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. Most recently, the Company's Board of Directors authorized the repurchase of up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases between August 16, 2005 and February 16, 2006.

Further offsetting the growth in capital was a decrease in the market value of available-for-sale securities held by the Company, which lowered shareholders' equity by $210, net of deferred income taxes. At June 30, 2005, the Company had an unrealized loss, net of deferred income taxes, of $428 as compared to an unrealized loss, net of deferred income taxes, of $219 at December 31, 2004. The Company has approximately 86.5% of its securities classified as available-for-sale. As a result, the securities and shareholders' equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the securities were classified as held-to-maturity.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                          Ended June 30, 2005 and 2004
                          ----------------------------

For the three months ended June 30, 2005, net income totaled $1,733, down $1,519 or 46.7% from the $3,252 reported a year ago. For the six months ended June 30, 2005, net income totaled $3,303, down $1,514 or 31.4% from the $4,817 earned a year ago. Comparing June 30, 2005 to June 30, 2004, the annualized year-to-date return on assets decreased from 1.35% to 0.93%, while return on equity decreased from 17.57% to 11.71%. Second quarter 2005 earnings per share was $.40, down 46.7% from last year's $.75 second quarter earnings per share. During the first six months of 2005, earnings per share was $.77, down 30.6% from last year's $1.11 per share. The quarterly and year-to-date decreases in net income and earnings per share were due to the previously disclosed sale of the Company's interest in ProCentury, a Columbus-based property and casualty insurer, which resulted in an after-tax gain of $1,625 or $.38 per share in the second quarter of 2004. For additional information on 2004's ProCentury transaction, please refer to Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 12 of this Form 10-Q. Continued improvements in the Company's asset quality generated positive gains to income by lowering provision expense $43 and $493, respectively, for the quarterly and year-to-date periods of 2005 as compared to 2004, respectively.

Net Interest Income

For the second quarter of 2005, net interest income was up $47 or 0.7% as compared to the second quarter of 2004. Through the first six months of 2005, net interest income was down $39 or .3% as compared to the same period in 2004. The stability of both the quarterly and year-to-date changes to net interest income were primarily due to the improvement in net interest margin due to the rising rate environment with significant increases in short-term rates over the past year.

Total interest income increased $393 or 3.7% for the second quarter of 2005 and increased $453 or 2.1% through the first six months of 2005 as compared to the same periods in 2004. Growth in 2005's year-to-date average earning assets of $2,971 or 0.4% as compared to the same period in 2004 was complemented with a 12 basis point increase in asset yields, growing from 6.49% to 6.61% for the same time period. This growth in asset yields can be attributed to the rising rate environment that has generated consistent increases in short-term interest rates since June 2004. The increase in short-term interest rates was most sensitive to the Company's commercial loan portfolio, with loan yields up 40 basis points from 6.07% at June 2004 to 6.47% at June 2005. With short-term rates on the rise, long-term interest rates continue to remain flat to declining, causing the Company's real estate and consumer loan portfolio yields to remain below 2004 levels.

Total interest expense increased $346 or 8.7% for the second quarter of 2005 and increased $492 or 6.2% through the first six months of 2005 as compared to the same periods in 2004. The increase came mostly from interest expense incurred on the Bank's NOW account and CD deposits which have been more responsive to the rising rate environment experienced in the first half of 2005. As a result of this continued rise in rates, the Bank's average funding costs have increased 14 basis points from June 2004. The Company's net interest margin through the first six months of 2005 has decreased to 4.10% from 4.12% in the same period of 2004. While the Company's net interest margin is below a year ago, the Federal Reserve's actions to increase interest rates have allowed loan yields to stabilize and take some pressure off of the net interest margin. This is evident with the improvement of the Company's net interest margin in the second quarter of 2005 where it finished at 4.07%, an increase of 6 basis points over the same time period in 2004.

Since many of the Company's loans are variable-rate, the anticipated increases in rates for 2005 should result in higher interest income for the Company in the near term. However, deposit customers will similarly expect higher rates of interest on their accounts that could potentially offset some of this benefit of rising interest rates. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 21 of this Form 10-Q.

Provision Expense

The Company's provision expense was relatively stable in the second quarter of 2005, finishing at $330, a decrease of $43 or 11.5% as compared to the same time period in 2004. The Company's provision expense finished at $648 through the first six months of 2005, down $493 or 43.2% as compared to the same period in 2004. These continued benefits of lower provision expense are directionally consistent with the Company's strong asset quality numbers and lower net charge-offs. Through the first six months of 2005, the ratio of the Company's nonperforming loans to total loans stood at 0.48% as compared to 0.42% at June 30, 2004. The combination of stable nonperforming loans, declining net charge offs and improved asset quality had a direct effect on the lower amounts of provision expense that were recorded to the allowance for loan losses in 2005 as compared to 2004. Future provisions to the allowance for loan losses will continue to be based on the quarterly evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" on page 19 of this Form 10-Q.

Noninterest Income

Total noninterest income decreased $2,388 or 62.8% for the second quarter in 2005 and decreased $2,441 or 47.8% through the first six months of 2005 as compared to the same periods in 2004. The declines in both periods were due to the previously disclosed sale of the Company's interest in ProCentury, a Columbus-based property and casualty insurer, on April 26, 2004. The sale of stock ownership in ProCentury, which was part of an initial public offering, resulted in gross income of $2,463 recognized in 2004. For additional information on the ProCentury transaction, please refer to Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 12 of this Form 10-Q. Excluding the impact from ProCentury, noninterest income would have been up $75 in the second quarter of 2005 and up $22 through the first six months of 2005 as compared to the same periods in 2004. Impacting the increases for both periods was growth in the Company's debit and credit card interchange income which was up $17 and $51, respectively, for the quarterly and year-to-date periods of 2005 as compared to the same periods in 2004. Further enhancing noninterest income was growth in the Company's gain on sale of secondary market real estate loans which were up $25 and $46, respectively, for the quarterly and year-to-date periods of 2005 as compared to the same periods in 2004. Partially offsetting these positive growth trends in noninterest income was a decrease in service charges on deposit accounts, down $29 and $83, respectively, for the quarterly and year-to-date periods of 2005 as compared to the same periods in 2004. The decrease was largely associated with less overdraft fee volume in 2005. Furthermore, checking account balances have decreased $5,031 since year-end 2004 and are down $2,313 as compared to June 30, 2004.

Noninterest Expense

Total noninterest expense in the second quarter of 2005 was mostly level with the noninterest expenses for the second quarter of 2004, decreasing just $12 or 0.2%. The Company's noninterest expense was up $284 or 2.7% for the six months ending 2005 as compared to the same period in 2004. Contributing most to the quarterly and year-to-date results were salaries and employee benefits, the Company's largest noninterest expense item, which increased $63 or 2.0% for the second quarter of 2005 and $205 or 3.4% for the first six months of 2005 as compared to the same periods in 2004. This increase was related to the rising cost of medical insurance, benefit plans and annual merit increases. The Company's full-time equivalent employee base of 273 employees at June 30, 2005 was mostly unchanged from the 272 employees at June 30, 2004. Occupancy, furniture and equipment costs provided a benefit to noninterest expenses, decreasing $27 in the second quarter of 2005 and $9 for the first six months of 2005 as compared to the same periods in 2004. This was in large part due to the maturities of depreciation terms on several asset acquisitions from previous years. Data processing expenses also decreased $14 in the second quarter of 2005 and $29 in the first six months of 2005 as compared to the same periods in 2004 as a result of lower monthly processing fees on debit cards that were negotiated in 2004. The Company's other noninterest expenses decreased $34 in the second quarter of 2005 but increased $117 during the first six months of 2005 as compared to the same periods in 2004. The quarterly decrease was impacted mostly by lower monthly cash letter service fees that were negotiated going into 2005. The year-to-date increase in other noninterest expense is related to the significant growth in accounting fees which are up $151 from 2004 as a result of higher exam and audit fees associated with the new regulatory reporting environment under Section 404 of the Sarbanes-Oxley Act of 2002.

                               Capital Resources

All of the capital ratio's exceeded the regulatory minimum guidelines as identified in the following table:

                                 Company Ratios        Regulatory      Well
                                6/30/05  12/31/04        Minimum    Capitalized
                                -------  --------      -----------  -----------

Tier 1 risk-based capital        12.5%     12.1%          4.00%         6.0%
Total risk-based capital ratio   13.7%     13.3%          8.00%        10.0%
Leverage ratio                    9.9%      9.4%          4.00%         5.0%

Cash dividends paid of $686 for the second quarter of 2005 and $1,338 for the first six months of 2005 represent a 4.1% quarterly increase and a 3.9% year-to-date increase over the cash dividends paid during the same periods in 2004. The quarterly dividend rate increased from $0.15 per share in 2004 to $0.16 per share in 2005 which contributed to an increase in the Company's year-to-date dividend rate from $0.29 to $0.31 per share in 2005 as compared to the same period in 2004. The dividend rate has increased in proportion to the consistent growth in retained earnings. At June 30, 2005, approximately 80% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $90,055 represented 12.5% of total assets at June 30, 2005. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2005, the Bank could borrow an additional $46 million from the FHLB. The Company's cash and cash equivalents remained relatively unchanged for the six months ended June 30, 2005, experiencing a decrease of only $8. For further cash flow information, see the condensed consolidated statement of cash flows on page 6 of this Form 10-Q.

                         Off-Balance Sheet Arrangements

As  discussed  in  Note  4  -  "Concentrations  of  Credit  Risk  and  Financial
Instruments with Off-Balance Sheet Risk", the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. While off-balance sheet activities are necessary to meet the financing needs of the Company's customers, many of these commitments are expected to expire without being drawn upon; therefore, the total amount of commitments does not necessarily represent future cash requirements.

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

Included in the specific allocation are impaired loans, which consist of loans with balances of $200 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing loan balances continue to decline from year-end 2004 (down 6%). Any changes in the impaired allocation will be reflected in the total specific allocation.

The second component (general allowance) consists of the total loan portfolio balances minus loan balances already reviewed (specific allocation). A quarterly large loan report is prepared to provide management with a "snapshot" of information on larger-balance loans (of $550 or greater), including loan grades, collateral values, etc. This tool allows management to monitor this group of borrowers. Therefore only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses. This risk factor reflects an actual 1 year or 3 year performance evaluation of credit losses per loan portfolio, whichever is greater. The risk factor is achieved by taking the average net charge off per loan portfolio for the last 12 or 36 consecutive months, whichever is greater, and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the greater of the 12 or 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

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

                           Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

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

The following table presents the Company's estimated net interest income sensitivity:

                                     June 30, 2005            December 31, 2004
Change in Interest Rates          Percentage Change in      Percentage Change in
     in Basis Points               Net Interest Income       Net Interest Income
------------------------          --------------------      --------------------
         +300                           (1.35%)                     (1.07%)
         +200                            (.27%)                      (.42%)
         +100                             .09%                       (.11%)
         -100                             .08%                        .35%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At June 30, 2005, the Company's analysis of net interest income reflects a modest liability sensitive position. Based on current assumptions, an increase in interest rates in excess of 100 basis points would negatively impact net interest income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a)  Not Applicable.

              (b)  Not Applicable.

              (c)  The  following  table  provides  information  regarding   the
                   Company's repurchases of its common shares during the fiscal quarter ended June 30, 2005:

                                                                     Total Number of Shares             Maximum Number
                                  Total Number       Average          Purchased as Part of            of Shares That May
                                   of Shares      Price Paid per       Publicly Announced              Yet Be Purchased
            Period                 Purchased          Share             Plans or Programs          Under the Plan or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  April 1 - 30, 2005                  ----              ----                   ----                           175,000
  May 1 - 31, 2005                    ----              ----                   ----                           175,000
  June 1 - 30, 2005                 10,759            $26.17                 10,759                           164,241
                                 --------------------------------------------------------------------------------------------
              TOTAL                 10,759            $26.17                 10,759                           164,241
                                 ============================================================================================


              (1) On June 15, 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases. The Company's Board of
                   Directors  approved  annual  extensions  to  the  plan.  Most recently, the Board of Directors extended the stock repurchase program from August 16, 2005 to February 16, 2006, and authorized the Company to repurchase up to 175,000 shares of its common stock through open market and privately negotiated purchases. The timing of the purchases, the prices paid and actual number of shares purchased will depend upon market conditions and limitations imposed by applicable federal securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 13, 2005, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, W. Lowell Call, Harold
A. Howe and Brent A. Saunders were nominated for reelection and were reelected. The summary of voting of the 2,921,053 shares outstanding were as follows:

Director Candidate          For               Against                   Abstain

W. Lowell Call           2,914,181             6,872                      ----
Harold A. Howe           2,914,048             7,005                      ----
Brent A. Saunders        2,909,101            11,952                      ----

ITEM 5.  OTHER INFORMATION
              Not Applicable.

ITEM 6.  EXHIBITS

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











                                     OHIO VALLEY BANC CORP.



Date    August 9, 2005              By:  /s/ Jeffrey E. Smith
                                    -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    August 9, 2005               By:  /s/ Scott W. Shockey
                                     -------------------------------------------
                                     Scott W. Shockey
                                     Vice President and Chief Financial Officer