Form 10-Q
period 2005-09-30
OHIO VALLEY BANC CORP
filed 2005-11-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period
                                     ended:
                               SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                     Yes
                                                                   X No

The number of common shares of the registrant outstanding as of October 31, 2005 was 4,266,403.

                             OHIO VALLEY BANC CORP
                                    FORM 10-Q
                                      INDEX
================================================================================


PART I - FINANCIAL INFORMATION                                                3

      Item 1 - Financial Statements (Unaudited)                               3

      Consolidated Balance Sheets                                             3

      Consolidated Statements Of Income                                       4

      Condensed Consolidated Statements of Changes in Shareholders' Equity    5

      Condensed Consolidated Statements of Cash Flows                         6

      Notes to the Consolidated Financial Statements                          7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12

      Item 3 - Quantitative and Qualitative Disclosure About Market Risk     21

      Item 4 - Controls and Procedures                                       22

PART II - OTHER INFORMATION                                                  22

      Item 1 - Legal Proceedings                                             22

      Item 2 - Unregistered Sales of Equity Securities and
               Use of Proceeds                                               23

      Item 3 - Defaults Upon Senior Securities                               23

      Item 4 - Submission of Matters to a Vote of Security Holders           23

      Item 5 - Other Information                                             23

      Item 6 - Exhibits                                                      23

SIGNATURES                                                                   24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             OHIO VALLEY BANC CORP
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
================================================================================


                                                   September 30,    December 31,
                                                       2005             2004
                                                   ------------     ------------
ASSETS
Cash and cash equivalents                          $    15,364      $    16,279
Interest-bearing deposits in other banks                   492              525
Securities available-for-sale                           69,767           74,155
Securities held-to-maturity (estimated fair
  value:  2005 - $12,666; 2004 - $12,534)               12,285           11,994
Total loans                                            607,458          600,574
  Less:  Allowance for loan losses                      (7,004)          (7,177)
                                                   ------------     ------------
     Net loans                                         600,454          593,397
Premises and equipment, net                              8,510            8,860
Accrued income receivable                                2,832            2,643
Goodwill                                                 1,267            1,267
Bank owned life insurance                               14,731           13,988
Other assets                                             6,305            6,012
                                                   ------------     ------------
          Total assets                             $   732,007      $   729,120
                                                   ============     ============

LIABILITIES
Noninterest-bearing deposits                       $    70,437      $    69,936
Interest-bearing deposits                              474,461          465,217
                                                   ------------     ------------
     Total deposits                                    544,898          535,153
Securities sold under agreements to repurchase          23,091           39,753
Other borrowed funds                                    82,253           76,550
Subordinated debentures                                 13,500           13,500
Accrued liabilities                                      9,790            7,585
                                                    -----------     ------------
          Total liabilities                            673,532          672,541

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
    shares authorized; 2005 - 4,611,878 shares
    issued, 2004 - 3,689,828 shares issued)              4,612            3,690
Additional paid-in capital                              31,932           31,931
Retained earnings                                       30,547           28,465
Accumulated other comprehensive loss                      (764)            (219)
Treasury stock, at cost (2005 - 345,475;
  2004 - 258,970 shares)                                (7,852)          (7,288)
                                                    -----------     ------------
          Total shareholders' equity                    58,475           56,579
                                                    -----------     ------------
               Total liabilities and
                  shareholders' equity              $  732,007      $   729,120
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

                              OHIO VALLEY BANC CORP
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                         2005       2004       2005       2004
                                      ---------  ---------  ---------  ---------
Interest and dividend income:
     Loans, including fees            $ 10,933   $ 10,023   $ 31,259   $ 29,781
     Securities
         Taxable                           651        689      1,990      2,123
         Tax exempt                        117        137        359        420
     Dividends                              68         57        195        161
     Other Interest                          4          5         37         40
                                      ---------  ---------  ---------  ---------
                                        11,773     10,911     33,840     32,525

Interest expense:
     Deposits                            3,349      2,825      9,291      8,379
     Securities sold under
       agreements to repurchase            183         68        426        159
     Other borrowed funds                  859        881      2,569      2,710
     Subordinated debentures               287        245        828        715
                                      ---------  ---------  ---------  ---------
                                         4,678      4,019     13,114     11,963
                                      ---------  ---------  ---------  ---------
Net interest income                      7,095      6,892     20,726     20,562
Provision for loan losses                  501        471      1,148      1,612
                                      ---------  ---------  ---------  ---------
Net interest income after provision
  for loan losses                        6,594      6,421     19,578     18,950

Noninterest income:
     Service charges on deposit accounts   783        845      2,299      2,444
     Trust fees                             54         48        161        154
     Income from bank owned insurance      149        148        440        458
     Gain on sale of loans                  32         21         88         31
     Gain on sale of
       ProCentury Corp.                     --         --         --      2,463
     Other                                 375        313      1,076        936
                                      ---------  ---------  ---------  ---------
                                         1,393      1,375      4,064      6,486

Noninterest expense:
     Salaries and employee benefits      3,244      3,185      9,570      9,305
     Occupancy                             327        311        978        962
     Furniture and equipment               310        317        902        918
     Data processing                       170        183        501        543
     Other                               1,406      1,349      4,325      4,151
                                      ---------  ---------  ---------  ---------
                                         5,457      5,345     16,276     15,879
                                      ---------  ---------  ---------  ---------
Income before income taxes               2,530      2,451      7,366      9,557
Provision for income taxes                 794        781      2,328      3,070
                                      ---------  ---------  ---------  ---------
NET INCOME                            $  1,736   $  1,670   $  5,038   $  6,487
                                      =========  =========  =========  =========

Earnings per share                    $   0.41   $   0.38   $   1.18   $   1.49
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
================================================================================

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                         2005       2004       2005       2004
                                      ---------  ---------  ---------  ---------

Balance at beginning of period        $ 58,041   $ 56,038   $ 56,579   $ 54,408

Comprehensive income:
   Net income                            1,736      1,670      5,038      6,487
   Change in unrealized gain
    (loss) on available-for-sale
      securities                          (509)       701       (826)      (812)
   Income tax effect                       173       (238)       281        276
                                      ---------  ---------  ---------  ---------
     Total comprehensive income          1,400      2,133      4,493      5,951

Proceeds from issuance of common
  stock through dividend reinvestment
    plan                                   ---        180        ---        686

Cash paid in lieu of fractional
  shares in stock split                    ---        ---        (12)       ---

Cash dividends                            (684)      (658)    (2,022)    (1,946)

Shares acquired for treasury              (282)      (687)      (563)    (2,093)
                                      ---------  ---------  ---------  ---------
Balance at end of period              $ 58,475   $ 57,006   $ 58,475   $ 57,006
                                      =========  =========  =========  =========
Cash dividends per share              $   0.16   $   0.15   $   0.47   $   0.44
                                      =========  =========  =========  =========

Shares from stock split, 25%
   Common stock                            ---        ---    922,030        ---
                                      =========  =========  =========  =========
   Treasury stock                          ---        ---     64,742        ---
                                      =========  =========  =========  =========
Shares from common stock issued
  through dividend reinvestment plan        18      5,721         20     21,823
                                      =========  =========  =========  =========

Shares acquired for treasury            11,004     21,725     21,763     68,099
                                      =========  =========  =========  =========

================================================================================
               See notes to the consolidated financial statements.

                           OHIO VALLEY BANC CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
================================================================================


                                                 Nine months ended September 30,
                                                     2005               2004
                                                 ------------       ------------

Net cash from operating activities:               $    8,657         $   14,213

Investing activities:
     Proceeds from maturities of
        securities available-for-sale                 17,634             22,170
     Purchases of securities available-
        for-sale                                     (13,964)           (17,029)
     Proceeds from maturities of
        securities held-to-maturity                      700                935
     Purchases of securities held-to-maturity         (1,000)            (1,056)
     Change in interest-bearing deposits
        in other banks                                    33                333
     Net change in loans                              (8,161)           (30,374)
     Proceeds from sale of other real
        estate owned                                    (100)              (214)
     Purchases of premises and equipment                (508)              (741)
     Purchases of insurance contracts                   (395)               ---
                                                 ------------       ------------
          Net cash used in investing activities       (5,761)           (25,976)

Financing activities:
     Change in deposits                                9,745             32,192
     Cash dividends                                   (2,022)            (1,946)
     Cash paid in lieu of fractional shares
        in stock split                                   (12)               ---
     Proceeds from issuance of common stock              ---                686
     Purchases of treasury stock                        (563)            (2,093)
     Change in securities sold under
        agreements to repurchase                     (16,662)             1,008
     Proceeds from long-term borrowings               13,520             11,000
     Repayment of long-term borrowings               (13,529)           (14,303)
     Change in other short-term borrowings             5,712            (13,210)
                                                 ------------       ------------
          Net cash from (used) in financing
              activities                              (3,811)            13,334
                                                 ------------       ------------

Change in cash and cash equivalents                     (915)             1,571
Cash and cash equivalents at beginning of period      16,279             17,753
                                                 ------------       ------------
Cash and cash equivalents at end of period       $    15,364        $    19,324
                                                 ============       ============

SUPPLEMENTAL DISCLOSURE
-----------------------
Cash paid for interest                           $    13,008        $    12,569
Cash paid for income taxes                             2,525              1,837
Non-cash tranfers from loans to other real
    estate owned                                          68                300


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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2005, and its results of operations and cash flows for the periods presented. The results of operations for the nine months ending September 30, 2005 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2005. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2004 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

================================================================================

EARNINGS PER SHARE
------------------
Earnings per share is computed based on the weighted average shares outstanding during the period. Weighted average shares outstanding were 4,270,276 and 4,328,589 for the three months ending September 30, 2005 and 2004, respectively. Weighted average shares outstanding were 4,282,089 and 4,346,631 for the nine months ending September 30, 2005 and 2004, respectively.

STOCK SPLITS
------------
On April 13, 2005, the Company's Board of Directors declared a five-for-four stock split, effected in the form of a stock dividend, on the shares of the Company's common stock. Each shareholder of record on April 25, 2005, received an additional share of common stock for every four shares of common stock then held. The stock was issued on May 10, 2005. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. The Company retained the current par value of $1.00 per share for all shares of common stock. Earnings and cash dividends per share amounts have been retroactively adjusted to reflect the effect of the stock split.

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

ALLOWANCE FOR LOAN LOSSES
-------------------------
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged against the allowance when management confirms that a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated liquidation and collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In March 2004, the Financial Accounting Standards Board ("FASB") reached a consensus on the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), which clarifies the application of an impairment model to determine whether investments have other-than-temporary impairment. The provisions of EITF 03-1 must be applied prospectively to all current and future investments accounted for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". On September 15, September 30, and November 15, 2004, the FASB issued proposed staff positions to provide guidance on the application and scope of certain paragraphs and to defer the effective date of the impairment measurement and recognition provisions contained in specific paragraphs of EITF 03-1. On June 29, 2005, FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment for EITF 03-1, but directed the staff to issue FSP FAS 115-1 "The Meaning of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value". FSP FAS 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. The Company has concluded that this new accounting guidance on other-than-temporary impairment will not have a material impact on its results of operations, financial condition or cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------
The Company does not have any off-balance sheet derivative financial instruments such as interest rate swap agreements.

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:
                                           September 30,            December 31,
                                                2005                    2004
                                         ----------------       ----------------

Real estate loans                        $       232,185        $       227,234
Commercial and industrial loans                  225,837                226,058
Consumer loans                                   149,295                146,965
Other loans                                          141                    317
                                         ----------------       ----------------
                                         $       607,458        $       600,574
                                         ================       ================

At September 30, 2005 and December 31, 2004, loans on nonaccrual status were approximately $1,651 and $1,618, respectively. Loans past due more than 90 days and still accruing at September 30, 2005 and December 31, 2004 were $1,234 and $1,402, respectively.

================================================================================

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Following is an analysis of changes in the allowance for loan losses for the nine months ended September 30:
                                              2005                    2004
                                        ----------------        ----------------

Balance - January 1,                    $         7,177         $         7,593
Loans charged off:
     Real estate                                    215                     598
     Commercial                                   1,166                   1,564
     Consumer                                     1,596                   1,595
                                        ----------------        ----------------
          Total loans charged off                 2,977                   3,757
Recoveries of loans:
     Real estate                                    166                     484
     Commercial                                     848                     351
     Consumer                                       642                     658
                                        ----------------        ----------------
          Total recoveries                        1,656                   1,493
                                        ----------------        ----------------

Net loan charge-offs                             (1,321)                 (2,264)

Provision charged to operations                   1,148                   1,612
                                        ----------------        ----------------
Balance - September 30,                 $         7,004         $         6,941
                                        ================        ================

Information regarding impaired loans is as follows:
                                             September 30,         December 31,
                                                  2005                 2004
                                            --------------       ---------------

Balance of impaired loans                   $       5,688        $        5,573
                                            ==============       ===============
Less portion for which no specific
  allowance is allocated                    $         577        $          619
                                            ==============       ===============
Portion of impaired loan balance for
  which a specific allowance for credit
  losses is allocated                       $       5,111        $        4,954
                                            ==============       ===============
Portion of allowance for loan losses
  specifically allocated for the
  impaired loan balance                     $       2,455        $        1,986
                                            ==============       ===============

Average investment in impaired loans
  year-to-date                              $       5,942        $        5,711
                                            ==============       ===============

Interest on impaired loans was not material for the nine-month periods ended September 30, 2005 and 2004.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
         INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.24% of total loans were unsecured at September 30, 2005 as compared to 3.36% at December 31, 2004.

================================================================================

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At September 30, 2005, the contract amounts of these instruments totaled approximately $61,794 as compared to $61,667 at December 31, 2004. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2005 and December 31, 2004 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

       FHLB Borrowings      Promissory Notes      FRB Notes           Totals
       ---------------      ----------------      ---------         ----------

2005      $ 70,412             $ 6,341             $ 5,500           $ 82,253
2004      $ 67,222             $ 5,355             $ 3,973           $ 76,550

Pursuant to collateral agreements with the FHLB, advances are secured by $202,256 in qualifying first mortgage loans and $5,616 in FHLB stock at September 30, 2005. Fixed rate FHLB advances of $67,012 mature through 2010 and have interest rates ranging from 2.54% to 6.62%. In addition, variable rate FHLB borrowings totaling $3,400 mature in 2005 with an interest rate of 4.06%.

At September 30, 2005, the Company had a cash management line of credit enabling it to borrow up to $35,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. At September 30, 2005, $31,600 was available on this line of credit.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $149,819 at September 30, 2005.

Promissory notes, issued primarily by the Company, have fixed rates of 3.10% to 6.25% and are due at various dates through a final maturity date of September 30, 2008.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At September 30, 2005, the interest rate for the Company's FRB notes was 3.49%.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $28,450 at September 30, 2005 and $29,500 at December 31, 2004. Various investment securites from the Bank used to collateralize FRB notes totaled $6,070 at September 30, 2005 and $6,060 at December 31, 2004.

================================================================================

At September 30, 2005, scheduled principal payments through December 31 over the next five years are as follows:

             FHLB Borrowings      Promissory Notes      FRB Notes       Totals
             ---------------      ----------------      ---------     ----------

2005         $        8,071       $         3,193       $  5,500      $  16,764
2006                 22,107                 1,757           ----         23,864
2007                 12,061                 1,291           ----         13,352
2008                 18,009                   100           ----         18,109
2009                  3,007                  ----           ----          3,007
Thereafter            7,157                  ----           ----          7,157
            ----------------      ----------------      ----------    ----------
            $        70,412       $         6,341       $  5,500      $  82,253
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (dollars in thousands, except share and per share data)

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries at September 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

The Company's Board of Directors approved a five-for-four stock split on April 13, 2005. The additional common shares resulting from the stock split were distributed on May 10, 2005 to stockholders of record as of April 25, 2005. The consolidated financial statements, notes and references to share and per share data have been retroactively restated for the stock split.

                                  Comparison of
                               Financial Condition
                   at September 30, 2005 and December 31, 2004
                   -------------------------------------------

Introduction
------------
The consolidated total assets of the Company increased $2,887 or 0.4% during the first nine months of 2005 to finish at $732,007. This increase in assets was primarily due to an increase in the Company's loan portfolio, which is up $6,884, partially offset by a $4,097 decrease in securities from year-end 2004. Loans were primarily funded by an increase in the Company's total deposits which were up $9,745 and other borrowed funds which were up $5,703 from year-end 2004. The excess funds available from the increases in deposits and borrowings were used to support the decline in the Company's securities sold under agreements to repurchase ("repurchase agreements"), which decreased by $16,662 from year-end 2004.

Cash and Cash Equivalents
-------------------------
The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At September 30, 2005, cash and cash equivalents were down $915 to finish at $15,364 as compared to $16,279 at December 31, 2004. The Company's funding needs due to the increased loan volume in the third quarter of 2005 can be attributed to the decline in cash and cash equivalents. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities
----------
During the first nine months of 2005, investment securities decreased $4,092 or 4.8% driven by a decrease in U.S. government agency securities of $4,289 or 21.4% as compared to year-end 2004. The Company's demand for U.S. government agency securities has primarily been to satisfy pledging requirements for repurchase agreements and public fund deposits. In the nine-month period of 2005, the Company's repurchase agreements decreased 41.9%, reducing the need to secure these balances and producing the runoff in U.S. government agency securities. While the Company's focus is to generate interest revenue primarily though loan growth, management will continue to invest excess funds in securities when opportunities arise. Mortgage-backed securities continue to make up the largest portion of the Company's investment portfolio, totaling $48,426, or 59.0% of total investments at September 30, 2005. Mortgage-backed securities provide increased cash flows due to the more rapid repayment of principal as compared to other types of investment securities which deliver proceeds upon maturity or call date.

Loans
-----
During the first nine months of 2005, total loans were up $6,884 or 1.1% from year-end 2004, due to a successful third quarter of seasonally high loan demand. During this period, total loan balances grew $13,154 or 2.2% from $594,304 at June 30, 2005 to $607,458 at September 30, 2005.

Total loan growth was led by real estate loans, which were up $4,951 or 2.2% from year-end 2004 to finish at $232,185. Throughout the first half of 2005, consumer demand for real estate loans had been slowed by the heavy volume of refinancing at record low interest rates for 2003 and part of 2004. However, real estate loan demand steadily increased throughout the third quarter due to the continuation of lower mortgage rates as well as the seasonal volume typical for this time period. As a result, the Company was able to grow its 1 year adjustable rate mortgage balances by $3,796 from year-end 2004. Based on the Company's interest rate risk profile, management felt comfortable keeping a portion of the fixed rate mortgages originated during the third quarter for the loan portfolio. As a result, fixed rate loan balances grew $2,599 from year-end 2004. The Company continues to primarily sell fixed rate mortgages to the secondary market and has sold $3,000 in loans during 2005. The remaining real estate loan portfolio balances decreased primarily from the Company's other variable rate real estate loan products.

During the nine-month period of 2005, consumer loans were up $2,330 or 1.6% from year-end 2004 to finish at $149,295. Leading consumer loan growth was an increase in mobile home loan balances, up $2,458 from year-end 2004, coming primarily from the growing market of Cabell County, West Virginia. Also, in the third quarter of 2005, the Company initiated an instant loan check solicitation to its customers which generated over 460 originations and grew consumer loan balances by $2,330 from year-end 2004. Furthermore, increased consumer loan demand in the third quarter contributed to growth in recreational vehicle, all-terrain vehicle and capital line loan balances, which were collectively up $1,435 from year-end 2004. These increases in consumer loan balances were partially offset by a decrease in automobile loans, both direct and indirect, which were down $5,018 from year-end 2004. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, economic factors and the continued rising rate environment have caused a decline in loan volume within this area. The Company was under a sustained low rate environment for 2003 and much of 2004, which created better pricing opportunities for customers and, in turn, resulted in additional consumer demand for automobile loans during this period. As rates have been aggressively moving up, continued competition with alternative methods of financing, such as captive finance companies which continue to offer 0% interest rate loans, has challenged automobile loan growth during the nine-month period of 2005.

Commercial loans have remained relatively unchanged from year-end 2004, decreasing $221 or 0.1%. The general demand for commercial loans had declined during the first half of 2005, with several loan payoffs from commercial business customers during that period due to a challenged economy, especially in Ohio. Seasonal loan demand caused commercial loan balances to increase in the third quarter, resulting in a $4,890 growth in loan balances from $220,947 at June 30, 2005 to $225,837 at September 30, 2005. The primary market areas for the Company's commercial loans are in the areas of Gallia, Jackson, Franklin and Pike counties in Ohio, which accounted for 60.0% of total originations for the nine-month period of 2005 and the growing West Virginia markets, which accounted for 21.0% of total originations for the same time period. Commercial loan volume for the remainder of 2005 will continue to be dependent upon economic conditions as well as general demand for loans in the Company's market area.

While the Company has experienced increases in loan volume throughout the third quarter of 2005, it does not anticipate loan growth levels to remain at this same pace in the fourth quarter of 2005. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the portfolio.

Allowance for Loan Losses
-------------------------
During the nine-month period of 2005, the Company experienced a $943 or 41.7% decrease in net charge offs as compared to the same period in 2004, mostly from increased collection efforts within the commercial loan portfolio. Net charge offs for the commercial loan portfolio decreased $843 during the nine-month period of 2005 as compared to the same period in 2004. Furthermore, the Company's nonperforming loan balance continues to remain relatively stable, ending at $2,885 as of September 30, 2005 as compared to $3,020 at year-end 2004 and $2,734 at September 30, 2004, which emphasizes management's continued focus on asset quality. The Company's ratio of nonperforming loans as a percentage of total loans was 0.48% at September 30, 2005 as compared to 0.50% at year-end 2004 and 0.45% at September 30, 2004. Due to stable asset quality, sound underwriting practices and lower portfolio risk, the ratio of allowance for loan losses to total loans remains unchanged at 1.15% at September 30, 2005 as compared to the same time period in 2004. Management believes that the allowance for loan losses is reflective of probable incurred losses in the loan portfolio.

Deposits
--------
During the nine-month period of 2005, total deposits were up $9,745 or 1.8% from year-end 2004, primarily due to increases in time deposits and interest bearing demand deposits. Time deposits increased $6,340 or 2.1% from year-end 2004 largely due to an increase in retail CD balances of $15,662 partially offset by a decrease in the Company's brokered CD and network CD issuances of $8,392 from year-end 2004. As interest rates continue to rise, wholesale funding rates from brokered and network CD deposits are increasing at a faster pace than retail rates on CD deposits. This has prompted a shift in emphasis back to retail funding which has caused the increase in traditional CD deposits over year-end 2004. The increase in CD balances was used to fund the growing loan volume in the third quarter of 2005. This shift back to more traditional funding also generated an increase in the Company's interest bearing demand deposits, which were up $2,904 or 1.9% during the nine months of 2005. This increase was largely from the Company's new Market Watch money market account, which generated $7,806 in new deposit balances from year-end 2004. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that will compete with current market rate offerings as well as other banking benefits. This new product is anticipated to grow throughout the remainder of 2005. Partially offsetting this growth in the Market Watch product were decreases in the Company's Gold Club product, down $4,904 from year-end 2004 and Shareholder Gold product, down $1,605 from year-end 2004. The Company's interest-free funding source, noninterest bearing demand deposits, remained relatively stable with a balance of $70,347 at September 30, 2005, up $501 or 0.7% from year-end 2004.

Securities Sold Under Agreements to Repurchase
----------------------------------------------
Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $16,662 or 41.9% from year-end 2004. This decline was mostly due to typical seasonal fluctuations of two commercial accounts in the first quarter of 2005.

Other Borrowed Funds
--------------------
Other borrowed funds are primarily advances from the FHLB, which are used to fund loan growth and short-term liquidity needs. During the nine-month period of 2005, other borrowed funds were up $5,703 or 7.5% from year-end 2004 primarily due to short-term FHLB advances which were up $3,400 and FRB Notes which were up $1,527.

Shareholders' Equity
--------------------
Total shareholders' equity at September 30, 2005 of $58,475 was up by $1,896 as compared to the balance of $56,579 on December 31, 2004. Contributing most to this increase was year-to-date net income of $5,038 less cash dividends paid of $2,022, or $.47 per share year-to-date, adjusted for the five-for-four stock split in May 2005. Management's decision to effect a five-for-four stock split was generated by a desire to make the Company's common stock more accessible to smaller investors.

Partially offsetting the growth in capital was an increase in the amount of treasury stock repurchases. The Company had treasury stock totaling $7,852 at September 30, 2005, an increase of $564 as compared to the total at year-end 2004. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Company's Board of Directors authorized the repurchase of up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases between August 16, 2005 and February 16, 2006.

Further offsetting the growth in capital was a decrease in the market value of available-for-sale securities held by the Company, which lowered shareholders' equity by $545, net of deferred income taxes. At September 30, 2005, the Company had an unrealized loss, net of deferred income taxes, of $764 as compared to an unrealized loss, net of deferred income taxes, of $219 at December 31, 2004. The Company has approximately 85.0% of its securities classified as available-for-sale. As a result, the securities and shareholders' equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the Company held more securities which could be classified as held-to-maturity.


                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                        Ended September 30, 2005 and 2004
                    ----------------------------------------

For the three months ended September 30, 2005, net income totaled $1,736, up $66 or 4.0% from the $1,670 reported a year ago. For the nine months ended September 30, 2005, net income totaled $5,038, down $1,449 or 22.3% from the $6,487 earned a year ago. Comparing September 30, 2005 to September 30, 2004, the annualized year-to-date return on assets decreased from 1.21% to 0.93%, while return on equity decreased from 15.64% to 11.76%. Third quarter 2005 earnings per share were $.41, up 7.9% from last year's $.38 third quarter earnings per share. During the nine months of 2005, earnings per share was $1.18, down 20.8% from last year's $1.49 per share. The year-to-date decrease in net income and earnings per share were due to the previously disclosed sale of the Company's interest in ProCentury, a Columbus-based property and casualty insurer, which resulted in an after-tax gain of $1,625 or $.38 per share in the second quarter of 2004. For additional information on 2004's ProCentury transaction, please refer to Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 12 of this Form 10-Q. Continued improvements in the Company's asset quality generated positive gains to income by lowering provision expense $464 for the year-to-date period of 2005 while being up just $30 for the quarter-to-date period of 2005 as compared to the same time periods in 2004.

Net Interest Income
-------------------
For the third quarter of 2005, net interest income was up $203 or 2.9% as compared to the third quarter of 2004. Through the nine-month period of 2005, net interest income was up $164 or 0.8% as compared to the same period in 2004. The increases in both quarterly and year-to-date net interest income were primarily due to the improvement in net interest margin in relation to the rising rate environment with significant increases in short-term rates over the past year.

Total interest income increased $862 or 7.9% for the third quarter of 2005 and increased $1,315 or 4.0% through the first nine months of 2005 as compared to the same periods in 2004. Growth in 2005's year-to-date average earning assets of $2,790 or 0.4% as compared to the same period in 2004 was complemented with a 23 basis point increase in asset yields, growing from 6.45% to 6.68% for the same time period. This growth in asset yields can be attributed to the rising rate environment that has generated consistent increases in short-term interest rates since June 2004. The increase in short-term interest rates was most sensitive to the Company's commercial loan portfolio, with loan yields up 62 basis points from 6.02% at September 2004 to 6.64% at September 2005. With short-term rates on the rise, long-term interest rates continue to remain flat to declining, causing the Company's real estate and consumer loan portfolio yields to remain at or below 2004 levels.

Total interest expense increased $659 or 16.4% for the third quarter of 2005 and increased $1,151 or 9.6% through the nine-month period of 2005 as compared to the same periods in 2004. The increase came mostly from interest expense incurred on the Bank's NOW account and CD deposits which have been more responsive to the rising rate environment experienced throughout the nine months of 2005. As a result of this continued rise in rates, the Bank's average funding costs have increased 22 basis points from September 2004. The Federal Reserve's actions to increase interest rates over the past year has been effective in allowing asset yields to grow while taking pressure off of the net interest margin. This, combined with the Company's emphasis on profitable loan pricing, has contributed to growth in the net interest margin, increasing 8 basis points to 4.13% for the quarter-to-date period ending September 30, 2005 and increasing 1 basis point to 4.11% for the nine-month period ending September 30, 2005 as compared to the same time periods in 2004.

Since many of the Company's loans are variable-rate, the anticipated increases in rates for the remainder of 2005 should result in higher interest income for the Company in the near term. However, deposit customers will similarly expect higher rates of interest on their accounts which could potentially offset some of this benefit of rising interest rates. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk on page 21 of this Form 10-Q.

Provision Expense
-----------------
The Company's provision expense was relatively stable in the third quarter of 2005, finishing at $501, an increase of just $30 or 6.4% as compared to the same quarterly period in 2004. The Company's provision expense finished at $1,148 for the nine months of 2005, down $464 or 28.8% as compared to the same period in 2004. These continued benefits of lower provision expense are directionally consistent with the Company's strong asset quality numbers and lower net charge-offs. Net charge-offs were $1,321 for the nine months of 2005, a decrease of $943 or 41.7%. Through the nine-month period of 2005, the ratio of the Company's nonperforming loans to total loans stood at 0.48% as compared to 0.45% at September 30, 2004. The combination of stable nonperforming loans, declining (commercial) net charge offs and improved asset quality had a direct effect on the lower amounts of provision expense that needed to be recorded to the allowance for loan losses in 2005 as compared to 2004. Future provisions to the allowance for loan losses will continue to be based on the quarterly evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" on page 19 of this Form 10-Q.

Noninterest Income
------------------
Total noninterest income increased $18 or 1.3% for the third quarter of 2005 and decreased $2,422 or 37.3% through the nine months of 2005 as compared to the same periods in 2004. The decline in the year-to-date period was due to the previously disclosed sale of the Company's interest in ProCentury, a Columbus-based property and casualty insurer, on April 26, 2004. The sale of stock ownership in ProCentury, which was part of an initial public offering, resulted in gross income of $2,463 recognized in 2004. For additional information on the ProCentury transaction, please refer to Note 6 of the Company's consolidated financial statements under the caption "Gain on Sale of ProCentury" located on page 12 of this Form 10-Q. Excluding the impact from ProCentury, noninterest income would have been up $41 or 1.0% through the nine months of 2005 as compared to the same period in 2004. Excluding ProCentury, impacting the increases for both periods was growth in the Company's debit and credit card interchange income which was up $19 and $70, respectively, for the quarterly and year-to-date periods of 2005 as compared to the same periods in 2004. With long term rates still at relatively low levels, the Company continues to sell long term fixed rate loans to the secondary market in 2005. As a result, noninterest income was further enhanced by increases in the Company's gain on sale of secondary market real estate loans which were up $11 and $57, respectively, for the quarterly and year-to-date periods of 2005 as compared to the same periods in 2004. Partially offsetting these positive growth trends in noninterest income was a decrease in service charges on deposit accounts, down $62 and $145, respectively, for the quarterly and year-to-date periods of 2005 as compared to the same periods in 2004. The decrease was largely associated with less overdraft fee volume in 2005 as well as a $2,238 decrease in checking account balances since year-end 2004.

Noninterest Expense
-------------------
Total noninterest expense was up $112 or 2.1% for the third quarter of 2005 and was up $397 or 2.5% for the nine months in 2005 as compared to the same periods in 2004. Contributing most to the quarterly and year-to-date results were salaries and employee benefits, the Company's largest noninterest expense item, which increased $59 or 1.9% for the third quarter of 2005 and $265 or 2.8% for the nine months of 2005 as compared to the same periods in 2004. This increase was due to the rising cost of medical insurance, benefit plans and annual merit increases. The Company's full-time equivalent employee base of 267 employees at September 30, 2005 was mostly unchanged from the 265 employees at September 30, 2004. Occupancy, furniture and equipment costs have remained relatively stable in 2005, increasing only $9 in the third quarter of 2005 and unchanged through the nine-month period of 2005 as compared to the same periods in 2004. This was in large part due to the maturities of depreciation terms on several asset acquisitions from previous years. Data processing expenses decreased $13 in the third quarter of 2005 and $42 in the nine-month period of 2005 as compared to the same periods in 2004 as a result of lower monthly processing fees on debit cards that were negotiated in 2004. The Company's remaining other noninterest expenses increased $57 in the third quarter of 2005 and increased $174 during the nine-month period of 2005 as compared to the same periods in 2004. These increases are related mostly to the significant growth in accounting costs as a result of higher exam and audit fees associated with the new regulatory reporting environment under Section 404 of the Sarbanes-Oxley Act of 2002.

                                Capital Resources
                                -----------------
All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                 Company Ratios        Regulatory      Well
                                9/30/05  12/31/04        Minimum    Capitalized
                                -------  --------      -----------  -----------

Tier 1 risk-based capital        12.4%     12.1%          4.00%         6.0%
Total risk-based capital ratio   13.6%     13.3%          8.00%        10.0%
Leverage ratio                    9.8%      9.4%          4.00%         5.0%

Cash dividends paid of $684 for the third quarter of 2005 and $2,022 for the nine months of 2005 represent a 4.0% quarterly increase and a 3.9% year-to-date increase over the cash dividends paid during the same periods in 2004. The quarterly dividend rate increased from $0.15 per share in 2004 to $0.16 per share in 2005 which contributed to an increase in the Company's year-to-date dividend rate from $0.44 to $0.47 per share in 2005 as compared to the same period in 2004. The dividend rate has increased in proportion to the consistent growth in retained earnings. At September 30, 2005, approximately 80% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity
                                    ---------
Liquidity relates to the Bank's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $85,918 represented 11.7% of total assets at September 30, 2005. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2005, the Bank could borrow an additional $50 million from the FHLB. The Company's cash and cash equivalents experienced a decrease of $915 for the nine months ended September 30, 2005. For further cash flow information, see the condensed consolidated statement of cash flows on page 6 of this Form 10-Q.

                         Off-Balance Sheet Arrangements
                         ------------------------------
As discussed in Note 4 - Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk, the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. While off-balance sheet activities are necessary to meet the financing needs of the Company's customers, many of these commitments are expected to expire without being drawn upon; therefore, the total amount of commitments does not necessarily represent future cash requirements.

                          Critical Accounting Policies
                          ----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

Allowance for loan losses
-------------------------
To arrive at the total dollars necessary to maintain an allowance level sufficient to absorb probable losses incurred at a specific financial statement date, management has developed procedures to establish and then evaluate the allowance once determined. The allowance consists of the following components: specific allocation, general allocation and other estimated general allocation.

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

Included in the specific allocation are impaired loans, which consist of loans with balances of $200 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Non-performing loan balances continue to decline from year-end 2004 (down 4%). Any changes in the impaired allocation will be reflected in the total specific allocation.

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

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal due. These areas are: 1) delinquency trends, 2) current local economic conditions, 3) non-performing loan trends, 4) recovery vs. charge off, and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the importance of the impact it may have on the allowance. After evaluating each area, an overall factor of 11% was determined for this reporting period. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in a total of ten counties in Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor.

The adequacy of the allowance may be determined by certain specific and nonspecific allocations; however, the total allocation is available for any credit losses that may impact the loan portfolios.

                          Concentration of Credit Risk
                          ----------------------------
The Company maintains a diversified credit portfolio, with real estate loans currently comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

                           Forward Looking Statements
                           --------------------------
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; unanticipated natural disasters; and regulatory changes. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company's goal for interest rate sensitivity management is to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations. Interest rate risk ("IRR") is the exposure of the Company's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability, but excessive levels of IRR can threaten the Company's earnings and capital. The Company is not party to any market risk sensitive instruments for trading purposes.

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

The following table presents the Company's estimated net interest income sensitivity:

                                   September 30, 2005         December 31, 2004
Change in Interest Rates          Percentage Change in      Percentage Change in
     in Basis Points               Net Interest Income       Net Interest Income
------------------------          --------------------      --------------------
         +300                            (.69%)                     (1.07%)
         +200                             .37%                       (.42%)
         +100                             .44%                       (.11%)
         -100                            (.94%)                       .35%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At September 30, 2005, the Company's analysis of net interest income reflects a modest asset sensitive position in rates up 100 or 200 basis points. Based on current assumptions, an increase in interest rates in excess of 200 basis points would negatively impact net interest income due to variable rate loans reaching their annual interest rate cap as well as the general decline in cash flow from earning assets in a rising interest rate environment. As compared to December 31, 2004, the balance sheet is better positioned to generate additional net interest income from anticipated future rate increases.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that:

        o information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports the Company files or submits under the Exchange Act would be accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

        o information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

        o the Company's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a)  Not Applicable.

              (b)  Not Applicable.

              (c)  The  following  table  provides  information  regarding   the
                   Company's repurchases of its common shares during the fiscal quarter ended September 30, 2005:

                                                                     Total Number of Shares             Maximum Number
                                  Total Number       Average          Purchased as Part of            of Shares That May
                                   of Shares      Price Paid per       Publicly Announced              Yet Be Purchased
            Period                 Purchased          Share             Plans or Programs          Under the Plan or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  July 1 - 31, 2005                  1,004            $25.55                  1,004                           163,237
  August 1 - 31, 2005               10,000            $25.60                 10,000                           165,000
  September 1 - 30, 2005              ----              ----                   ----                           165,000
                                 --------------------------------------------------------------------------------------------
              TOTAL                 11,004            $25.60                 11,004                           165,000
                                 ============================================================================================


              (1) On June 15, 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases. The Company's Board of Directors has approved annual extensions to the plan. Most recently, the Board of Directors extended the stock repurchase program from August 16, 2005 to February 16, 2006, and authorized the Company to repurchase up to 175,000 shares of its common stock through open market and privately negotiated purchases. The timing of the purchases, the prices paid and actual number of shares purchased will depend upon market conditions and limitations imposed by applicable federal securities laws.

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











                                     OHIO VALLEY BANC CORP.



Date    November 9, 2005            By:  /s/ Jeffrey E. Smith
                                    -------------------------------------------
                                     Jeffrey E. Smith
                                     President and Chief Executive Officer


Date    November 9, 2005             By:  /s/ Scott W. Shockey
                                     -------------------------------------------
                                     Scott W. Shockey
                                     Vice President and Chief Financial Officer