Form 10-K
period 2005-12-31
OHIO VALLEY BANC CORP
filed 2006-03-16
CIK 894671

Ohio Valley Banc Corp.
                                420 Third Avenue
                             Gallipolis, Ohio 45631


                                 March 16, 2006


VIA EDGAR TRANSMISSION
======================

U.S. Securities and Exchange Commission
100 F Street, NE
Washington, D.C. 20549

 Re:      Ohio Valley Banc Corp.
          Commission File No. 0-20914
          CIK No. 0000894671
          Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005

Ladies and Gentlemen:

     Ohio Valley Banc Corp. (the "Company") is today filing one complete copy of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Form 10-K"), including financial statements and exhibits. The consolidated financial statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which are incorporated by reference in the Form 10-K, reflect no changes in any accounting principle or practice or in the method of applying such principle or practice from the preceding year.

     If you have any questions with respect to the enclosed Form 10-K, please do not hesitate to contact Jeffrey E. Smith at (740) 446-2631.

                                        Very truly yours,

                                        OHIO VALLEY BANC CORP.

                                        By:  /s/ Jeffrey E. Smith
                                             -----------------------------------
                                             Jeffrey E. Smith, President and CEO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2005
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the transition period from ______ to ______

                         Commission File Number: 0-20914

                             OHIO VALLEY BANC CORP.
             ------------------------------------------------------
             (Exact name of negistrant as specified in its charter)

              Ohio                                       31-1359191
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       420 Third Avenue, Gallipolis, Ohio                   45631
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (ZIP Code)

Registrant's telephone number, including area code: 740-446-2631

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, Without Par Value
                        --------------------------------
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

     Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act). YES |_| NO |X|

     The aggregate market value of the outstanding common shares of the registrant held by non-affiliates computed by reference to the average bid and asked price of the common shares as of June 30, 2005 was $102,200,387.

     The number of common shares of the registrant outstanding as of February 28, 2006 was 4,245,472 common shares.

                      Documents Incorporated By Reference:

(1) Portions of the 2005 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
     Part II, Items 5, 6, 7, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

                                     PART I

ITEM 1 - BUSINESS

                     Organizational History and Subsidiaries

     Ohio Valley Banc Corp. ("Ohio Valley") is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act"). Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992. The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631. Ohio Valley's common shares are listed on The Nasdaq National Market under the symbol "OVBC". Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the "Bank"). Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. ("Loan Central") and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), which engage in lending and insurance services. Ohio Valley and its subsidiaries are collectively referred to as the "Company."

     Interested readers can access Ohio Valley's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through Ohio Valley's Internet website at www.ovbc.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the information contained on Ohio Valley's website into this Annual Report on Form 10-K). These reports can be accessed free of charge from Ohio Valley's website as soon as reasonably practicable after Ohio Valley electronically files such materials with, or furnishes them to, the Securities and Exchange Commission ("SEC").

                             Business of Ohio Valley

     As a financial holding company registered under the BHC Act, Ohio Valley's primary business is community banking. As of December 31, 2005, Ohio Valley's consolidated assets approximated to $749,719,000 and total shareholders' equity approximated to $59,271,000.

     Ohio Valley is also permitted to engage in certain non-banking activities under the provisions of the Gramm-Leach-Bliley Act ("GLB Act"), such as securities  underwriting  and dealing  activities,  insurance  and  underwriting activities and merchant banking/equity investment activities. The Company presently engages in insurance and underwriting activities through Ohio Valley Financial Services. Management will consider opportunities to engage in additional nonbanking activities as they arise.

                           Business of Bank Subsidiary

     A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by the Bank. The Bank presently has sixteen offices located in Ohio and West Virginia, all of which offer automatic teller machines (ATMs). Seven of these offices also offer drive-up services. The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2005.

     The Bank is primarily engaged in commercial and retail banking. The Bank is a full-service financial institution offering a blend of commercial, consumer and agricultural banking services within central and southeastern Ohio as well as western West Virginia. The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of its lending function, the Bank offers credit card services. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). In addition to originating loans, the Bank invests in U.S. government and agency obligations, interest-bearing deposits in other financial institutions, and other investments permitted by applicable law.

     The Bank began offering trust services in 1981. The trust department acts as trustee under wills, trusts and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents. In addition, the trust department performs a variety of investment and security services where the Bank acts as an agent on behalf of the client. Trust services are available to all customers of the Bank.

     The Bank offers an automated telephone banking system, OVB Line, which allows customers to access their personal account(s) or business account(s) information, make loan payments or fund transfers and obtain current rate information all from a touch-tone telephone. The Bank also offers Internet banking to its customers which allows customers to perform various transactions using a computer from any location as long as they have access to the Internet and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks.
Customers may also pay bills online and can make payments to virtually any business or individual. Furthermore, the Bank offers other financial management online services such as cash management and news updates related to repossession auctions, current rates and general bank news.

                            Business of Loan Central

     Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history. Loan Central's line of business also includes seasonal tax refund loan services. Loan Central presently has five offices all located within southeastern Ohio.

                   Business of Financial Services Subsidiaries

     Ohio Valley Financial Services sells life insurance. Ohio Valley Financial Services has been approved under the guidelines of the State of Ohio Department of Insurance.

     Ohio Valley also holds a non-majority equity interest in ProAlliance Corp., an insurance company. ProAlliance Corp. is engaged primarily in specialty property and casualty insurance coverage and has been approved under the guidelines of the State of Ohio Department of Insurance.

     During 2005, Ohio Valley dissolved its minority equity interest in two title insurance businesses. BSG Title Services, LLC and OVB Title Services, LLC were both dissolved on June 30, 2005 as a result of many secondary market purchasers of residential real estate loans as well as competition from regional lending competitiors not requiring title insurance. Ohio Valley felt this would have had a future negative impact on lower title insurance volume and, ultimately, lower profitability of these investments.

                           Variable Interest Entities

     Ohio Valley owns two special purpose entities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust II. Together, these Trusts have issued an aggregate $13,500,000 in trust preferred securities. Ohio Valley has issued a like amount of subordinated debentures to the Trusts in exchange for the proceeds of the issuance of the trust preferred securities. Ohio Valley used the proceeds to provide additional capital to the Bank to support growth. Further detail on Ohio Valley Statutory Trusts I and II is located in Ohio Valley's 2005 Annual Report to Shareholders under "Note I - Subordinated Debentures and Trust Preferred Securities," in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2005.

                              Financial Information

     Financial information regarding the Company for the past three fiscal years is contained in the Company's consolidated financial statements for the fiscal year ended December 31, 2005.

                               Lending Activities

     The Company's loan portfolio increased $16,958,000 to finish at $617,532,000 in 2005. The loan portfolio is comprised of commercial and industrial, real estate and consumer loans including credit card and home equity loans. Commercial and industrial loans increased $10,478,000 or 4.6% and real estate loans increased $7,774,000 or 3.4%, while consumer loans decreased $1,150,000 or 0.8% as compared to 2004. Consolidated interest and fee revenue from loans accounted for 89.30%, 77.35% and 81.07% of total consolidated revenues in 2005, 2004 and 2003, respectively. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Commercial Loans

     The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property. Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks. Numerous risk factors impact this portfolio such as the economy, new technology, labor rates, cash flow, financial structure and asset quality. The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due. Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry. The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the Bank's loan committee prior to approval. Commercial loans greater than $300,000 are reviewed and approved by the Executive Committee of the Bank's Board of Directors.

Real Estate Loans

     The Company's real estate loans consist primarily of one-to-four family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. Real estate loans to consumers are secured primarily by a first lien deed of trust with evidence of title in favor of the Bank. The Company also requires proof of hazard insurance with the Bank or Loan Central named as the mortgagee and as loss payee. The Company generally requires the amount of a residential real estate loan be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one year adjustable to thirty year fixed rate mortgages. The Company's market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia. The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing. Secondary market sales of these real estate loans, which have fixed rates with fifteen to thirty year terms, assisted in minimizing the Bank's exposure to interest rate risk as rates began to rise in 2004.

Consumer Loans

     Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia. Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel. The Company makes credit life insurance and health and accident insurance available to all qualified borrowers thus reducing their risk of loss when their income is terminated or interrupted. The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards. Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions. Also included in the category of consumer loans are home equity loans. Home equity lines of credit are generally made as second mortgages and charged a variable interest rate. Home equity lines are written with ten year terms but are reviewed annually.

Underwriting Standards

     The Company's underwriting guidelines and standards are updated periodically and are presented to the Board of Directors of the holding company for approval. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the Company's primary market areas; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application. A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards. However, a loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval from a superior.

                              Investment Activities

     The Company's investment policy stresses the management of the investment securities portfolio, which includes both securities held-to-maturity and securities available-for-sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal. The Company's investment portfolio is comprised of a significant amount of mortgage-backed securities and U.S. government agency securities. Revenues from interest and dividends on securities accounted for 6.69%, 7.13% and 7.23% of total consolidated revenues in 2005, 2004 and 2003, respectively. The Company currently does not engage in trading account activity.

                               Funding Activities

     Sources of funds for loan and investment activities include "core deposits." Core deposits include demand deposits, savings and NOW accounts, and certificates of deposit less than $100,000. The Company will also utilize certificates of deposit from wholesale markets, when necessary, to supplement growth in assets. Borrowings have also been a significant source of funding. These include advances from the Federal Home Loan Bank, Federal Reserve Bank Notes and securities sold under agreements to repurchase. Repurchase agreements are financing arrangements with various customers that have overnight maturity terms.

                                   Competition

     The financial services industry is highly competitive. As of December 31, 2005, there were 123 bank holding companies operating in the State of Ohio registered with the Federal Reserve. These holding companies control various banks throughout Ohio, which compete for business to expand market areas as well as acquire additional banks. The principal factors of competition for Ohio Valley's banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Lawrence, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are generating a growing market presence. Loan Central's market presence further strengthens Ohio Valley's ability to compete in the Gallia, Jackson and Pike Counties by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in the Ohio counties of Lawrence and Scioto, which are outside the Bank's primary market area. Additionally, Ohio Valley Financial Services sells life insurance which further strengthens the blend of services available to Ohio Valley's consumer base. The Company's business is not seasonal, nor is it dependent upon a single or small group of customers.

     To continue the expansion of the Bank's market presence and further enhance customer service, the Bank began a phase of SuperBank branch openings in December 1996. From 1996 to 2001, the Bank opened eight SuperBank facilities within supermarkets and Wal-Mart stores. These branches service the market areas of Gallia, Jackson, Meigs and Lawrence counties of Ohio as well as the growing Kanawha and Cabell counties of West Virginia.

     Overall, the Company believes it is able to compete effectively in both current and newer markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

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

     Generally, Sections 23A and 23B and Regulation W:

o limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital);

o limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to 20% of that bank's capital stock and surplus; and

o  require that all such transactions be on  terms substantially the same, or at
   least  as  favorable  to  the  bank  subsidiary,   as   those  provided  to a
   non-affiliate.

The term "covered transaction" includes the making of loans to the affiliate, the purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

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

Regulation of Ohio State Chartered Banks

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

Holding Company Activities

     In November of 1999, the GLB Act was enacted, amending the BHC Act and modernizing the laws governing the financial services industry. The GLB Act authorized the creation of financial holding companies, a new type of bank holding company with powers exceeding those of traditional bank holding companies. Ohio Valley became a financial holding company during 2000. In order to become a financial holding company, a bank holding company and all of its depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Investment Act rating of at least satisfactory.

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

     Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance. Ohio Valley's insurance company investments, Ohio Valley Financial Services and ProAlliance Corp. are both supervised and regulated by the State of Ohio Department of Insurance. The insurance laws and regulations applicable to insurance agencies require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

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

Capital Requirements

     The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be considered adequately capitalized is 8%. At least 4.0 percentage points is to be comprised of common shareholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of certain amounts of hybrid capital instruments, mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 Capital and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 Capital to total assets) of 3% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.

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

Deposit Insurance Assessments

     The FDIC is an independent federal agency which insures deposits, up to prescribed statutory limits, of federally-issued banks and savings associations and safeguards the safety and soundness of the financial institution industry.

     Insurance Premiums: Insurance premiums for insured institutions are determined during each semi-annual assessment period based upon the members'
respective categorization as well capitalized, adequately capitalized or undercapitalized. The FDIC assigns banks to one of three supervisory subgroups within each capital group. The supervisory subgroup to which a bank is assigned is based on a supervisory evaluation provided to the FDIC by the bank's primary federal regulator and information which the FDIC determines to be relevant to the bank's financial condition and the risk posed to the deposit insurance funds. A bank's assessment rate depends on the capital category and supervisory category to which it is assigned.

     The assessment currently ranges from 1.32 to 28.32 cents per $100 of domestic deposits. The Bank is currently paying an assessment rate of 1.32 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on earnings on the Bank, depending on the amount of the increase.

     Deposit Insurance Reform Act of 2005: In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the "Deposit Insurance Reform Acts"), which provide for the Bank Insurance Fund
(BIF) and the Savings Association Insurance Fund (SAIF) to be merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:

o Increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

o Adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

o  Providing pass-through deposit insurance for the deposits of employee benefit
   plans   (but  prohibiting   undercapitalized   depository  institutions  from
   accepting employee benefit plan deposits);

o Allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

o Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

o  Revising  the rules  and procedures  for risk-based premium assessments.

The FDIC is required to adopt rules implementing the various provisions of the Deposit Insurance Reform Acts. The BIF and the SAIF are required to be merged into the DIF by July 1, 2006, while most of the other provisions are required to be implemented by November 5, 2006. Ohio Valley is not yet able to determine the effect the Deposit Insurance Reform Acts will have on Ohio Valley.

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

Patriot Act

     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001 (the "Patriot Act") was signed into law in October 2001. The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Company has established policies and procedures to comply with the requirements of the Patriot Act.

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

                                    Employees

     As of December 31, 2005, Ohio Valley and its subsidiaries had approximately 265 full-time equivalent employees and officers. Management considers its relationship with its employees and officers to be good.

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

                             Statistical Disclosure

     The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," or a specific reference as to the location of the required disclosures in Ohio Valley's 2005 Annual Report to Shareholders, which are hereby incorporated herein by reference.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.& B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 2005, 2004 and 2003 is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2005 and 2004 is incorporated herein by reference to the information appearing under the caption "Table II -
Rate Volume Analysis of Changes in Interest Income & Expense," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders. For purposes of these Tables, changes in interest due to volume and rate were determined as follows:

    Volume Variance - Change in volume multiplied by the previous year's rate. Rate Variance - Change in rate multiplied by the previous year's volume. Rate / Volume Variance - Change in volume multiplied by the change in rate.

    Changes not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate.

II.        INVESTMENT PORTFOLIO

A. Types of Securities - Total securities on the balance sheet are comprised of the following classifications at December 31:

         (dollars in thousands)                2005      2004      2003
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Government agency securities..  $ 18,167  $ 20,087  $ 37,785
       Mortgage-backed securities.........    48,161    48,647    33,364
                                            --------- --------- ---------
        Total securities available-for-sale $ 66,328  $ 68,734  $ 71,149
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states of the U.S.
         and political subdivisions.......  $ 12,019  $ 11,910  $ 12,724
       Mortgage-backed securities.........        69        84       111
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 12,088  $ 11,994  $ 12,835
                                            ========= ========= =========

B. Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

C.  Excluding   obligations  of  the  U.S.  Government  and  its  agencies,   no
concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

 (dollars in thousands)          2005      2004      2003      2002      2001
                                 ----      ----      ----      ----      ----

    Commercial loans         $236,536  $226,058  $220,724  $205,508  $173,154
    Real estate loans         235,008   227,234   217,636   224,212   226,212
    Consumer loans            145,815   146,965   134,720   128,662   108,437
    All other loans               173       317       624     1,179       857
                             --------  --------  --------  --------  --------
                             $617,532  $600,574  $573,704  $559,561  $508,660
                             ========  ========  ========  ========  ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Maturity and Repricing Data of Loans", within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

C. 1. Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings is estimated to be $97,000 for the fiscal year ending December 31, 2005. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Summary of Nonperforming and Past Due Loans," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

  2. Potential Problem Loans - At December 31, 2005, there are approximately $2,603,000 of loans, which are not included in "Table V - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

  3. Foreign Outstandings - There were no foreign outstandings at December 31, 2005, 2004 or 2003.

  4. Loan Concentrations - As of December 31, 2005, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above. Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within "Note A-Summary of Significant Accounting Policies" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2005, located in Ohio Valley's 2005 Annual Report to Shareholders which note is incorporated herein by reference.

  5. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired,nonaccrual,past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2005, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A. The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)            2005      2004      2003      2002      2001
                                  ----      ----      ----      ----      ----

Balance, beginning of year      $7,177    $7,593    $7,069    $6,251    $5,385

Loans charged-off:
    Real estate                    349       823     1,110       636       659
    Commercial                   1,295     1,661     2,267     2,272       620
    Consumer                     2,263     2,267     2,661     2,656     1,903
                              --------  --------  --------  --------   -------
   Total loans charged-off       3,907     4,751     6,038     5,564     3,182

Recoveries of loans:
    Real estate                    336       583       279       119        69
    Commercial                     912       556     1,057       158        17
    Consumer                       818       843       887       635       459
                              --------   -------  --------  --------   -------
   Total recoveries of loans     2,066     1,982     2,223       912       545

Net loan charge-offs            (1,841)   (2,769)   (3,815)   (4,652)   (2,637)
Provision charged to operations  1,797     2,353     4,339     5,470     3,503
                              --------   -------  --------  --------   -------
Balance, end of year            $7,133    $7,177    $7,593    $7,069    $6,251
                              ========   =======  ========  ========   =======
Ratio of Net Charge-offs to
Average Loans outstanding         .31%      .47%      .68%      .86%      .56%
                              ========   =======  ========  ========   =======
Ratio of Allowance for Loan Losses
to Non-Performing Assets       154.36%   142.46%   140.66%    83.16%     94.73
                              ========   =======  ========  ========   =======

Discussion on factors which influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption "Loans" within "Management's
Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is incorporated herein by reference to the information appearing under the caption "Table IV - Allocation of the Allowance for Loan Losses," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

V.       DEPOSITS

A. Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

C.&E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2005, 2004, or 2003.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2005:

                                                    Over       Over
                                      3 months   3 through  6 through    Over
             (dollars in thousands)    or less   6 months   12 months  12 months
                                       -------   --------   ---------  ---------

Certificates of deposit of
$100,000 or greater ................. $ 25,577   $ 16,248   $ 41,194   $ 42,261
Other time deposits of
$100,000 or greater .................    1,973      1,301      1,606      2,723
                                      --------   --------   --------   --------
Total time deposits of
$100,000 or greater ................. $ 27,550   $ 17,549   $ 42,800   $ 44,984
                                      ========   ========   ========   ========

VI.      RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

VII.     SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

         (dollars in thousands)                    2005      2004      2003
                                                   ----      ----      ----

    Balance outstanding at period-end .......... $ 29,070  $ 39,753  $ 24,018
                                                 --------  --------  --------
    Weighted average interest rate at period-end    3.32%     1.77%      .80%
                                                 --------  --------  --------
    Average amount outstanding during year ..... $ 24,694  $ 24,743  $ 23,396
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year .........................    2.60%     1.12%      .87%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end ............................... $ 29,070  $ 39,753  $ 35,213
                                                 --------  --------  --------
ITEM 1A - RISK FACTORS

           Cautionary Statement Regarding Forward-Looking Information

     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Ohio Valley with the SEC, in press releases, and in oral and written statements made by or with the approval of Ohio Valley which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Ohio Valley or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

     The Private  Securities  Litigation Reform Act provides a "safe harbor" for
forward-looking   statements  to  encourage  companies  to  provide  prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the "safe harbor" provisions of that Act.

     Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors identified below. There is also the risk that Ohio Valley's management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies Ohio Valley develops to address them are unsuccessful.

     Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, Ohio Valley undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Ohio Valley or any person acting on our behalf are qualified in their entirety by the following cautionary statements.

Changes in interest rates could have a material adverse effect on our financial condition and results of operations.

     Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income and could have a material adverse effect on our financial condition and results of operations.

Changes in economic and political conditions could adversely affect our earnings, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

     Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, substantially all of our loans are to individuals and businesses in Ohio and West Virginia. Consequently, any decline in the economy of this market area could have a material adverse effect on our financial condition and results of operations.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

     In our market area, we encounter significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market area and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers.

Our profitability depends significantly on the condition of the local and regional economies where we operate.

     We currently have offices in Ohio and West Virginia. Consistent with our community banking philosophy, a majority of customers are located in and do business in that region, and we lend a substantial portion of our capital and resources to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans
(particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans. If the economies of our banking markets are adversely affected by a general economic downturn or by other specific events or trends, the resulting impact could have a direct adverse effect on our operating results. We are less able than larger financial institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.

Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

     We target our business  development  and  marketing  strategy  primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger companies. If general economic conditions negatively impact our Ohio and West
Virginia markets or the other geographic markets in which we operate, our results of operations and financial condition may be negatively affected.

If our actual loan losses exceed our allowance for loan losses, our net income will decrease.

     Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

We depend upon the accuracy and completeness of information about customers and counterparties.

     In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer's audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.

Our earnings are significantly affected by the fiscal and monetary policies of the Federal Government and its agencies.

     The policies of the Federal Reserve Board impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.

     The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. It is impossible to predict the ultimate form any proposed legislation might take or how it might affect us. Future changes in the laws or regulations or their interpretation or enforcement could be materially adverse to our business and our shareholders.

If we foreclose on collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

     We may have to foreclose on collateral property to protect our investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment, or we may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect our ability to generate revenues, resulting in reduced levels of profitability.

Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition and results of operations.

     In the course of our business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the substances from and remediate the properties at our cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our financial condition and results of operation.

Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

     We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.

     Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

Our ability to pay cash dividends is limited, and we may be unable to pay cash dividends in the future even if we elect to do so.

     We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common stock. The payment of dividends by us is also subject to certain regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries' earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

The loss of key members of our senior management team could adversely affect our business.

     We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. In addition, our success depends in part upon senior management's ability to implement our business strategy. The competition for qualified personnel in the financial services industry is intense, and the loss of services of any of our senior executive officers or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.

Loss of key employees may disrupt relationships with certain customers.

     Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Consumers may decide not to use banks to complete their financial transactions.

     Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Management's accounting policies and methods are the basis of how we report our financial condition and results of operations, and these policies may require management to make estimates about matters that are inherently uncertain.

     Management's accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

     Management has identified several accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in our reporting materially different amounts.

The price of our common shares may be volatile, which may result in losses for shareholders.

     Several factors could cause the price of our common shares to fluctuate substantially in the future. These factors include:

o  announcements of developments related to our business;

o  fluctuations in our results of operations;

o  sales of substantial amounts of our securities into the marketplace;

o  general conditions in our markets or the worldwide economy;

o a shortfall in revenues or earnings compared to securities analysts' expectations;

o  changes in analysts' recommendations or projections; and

o  our announcement of new acquisitions or other projects.

     The market price of our common shares may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common shares, and the current market price may not be indicative of future market prices.

A limited trading market exists for our common shares which could lead to price volatility.

     Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. Although our common shares are quoted on the Nasdaq National Market, the volume of trades on any given day has been limited historically. As a result, you may be unable to sell or purchase our common shares at the volume, price and time that you desire. Additionally, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly-traded stock such as our common shares, may not reflect its true value. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operation.

     We and our subsidiaries may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Unauthorized   disclosure  of  sensitive  or  confidential  client  or  customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.

     As part of our business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Our organizational documents may have the effect of discouraging a third party from acquiring us by means of a tender offer, proxy contest or otherwise.

     Our articles of incorporation contain provisions that make it more difficult for a third party to gain control or acquire us without the consent of our board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of our governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.

Terrorism, acts of war or international conflicts could have a material adverse effect on our financial condition and results of operations.

     Acts or threats of war or terrorism, international conflicts, including ongoing military operations in Iraq and Afghanistan, and the actions taken by the United States and other governments in response to such events could negatively impact general business and economic conditions in the United States. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and operating results could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that cannot presently be predicted.

ITEM 1B - UNRESOLVED STAFF COMMENTS

     Ohio Valley did not receive any written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within 180 days before the fiscal year ended December 31, 2005.

ITEM 2 - PROPERTIES

         Ohio Valley does not own or lease any real or personal property.

     The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio. The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia. The Bank leases nine additional financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Pomeroy (Meigs Co.), Columbus (Franklin Co.) and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), Huntington (Cabell Co.), Milton (Cabell Co.) and Cross Lanes (Kanawha Co.) in West Virginia. The Bank also owns and operates twenty-five ATMs, including ten off-site ATMs. Furthermore, the Bank owns a facility and leases a facility in Gallipolis (Gallia Co.), Ohio which are used for additional office space. The Bank also owns two facilities in Gallipolis (Gallia Co.), Ohio and Point Pleasant (Mason Co.), West Virginia which are leased to third parties.

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

     Information concerning the value of the Company's owned and leased real property and a summary of future lease payments is contained in "Note E - Premises and Equipment" of the notes to the Company's consoldiated financial statements for the fiscal year ended December 31, 2005, located in Ohio Valley's 2005 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings against Ohio Valley or any of its subsidiaries, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of 2005 to a vote of security holders, by solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following table lists the names and ages of the executive officers of Ohio Valley as of March 16, 2006, the positions presently held by those individuals with Ohio Valley and its principal subsidiaries and their individual business experience during the past five years.

                           Current Position and
Name and Age               Business Experience During Past 5 Years
------------------         -----------------------------------------------------

Jeffrey E. Smith, 56       President  and Chief Executive Officer of Ohio Valley
                           and the Bank.

Sue Ann Bostic, 64         Vice President of Ohio Valley since 1996; Senior Vice
                           President, Administrative Services Group of the Bank since 1996.

Cherie A. Barr, 39         Vice President  of Ohio Valley since 1998;  President
                           of Loan Central since 2000.

Katrinka V. Hart, 47       Senior Vice  President  since 2003 and Vice President
                           from  1995 to 2003 of  Ohio  Valley;  Executive  Vice
                           President  and Risk  Management  Officer  since 2003,
                           Senior Vice President, Retail Bank Group from 1995 to
                           2003 of the Bank.

Mario P. Liberatore, 60    Vice President of Ohio Valley since 1997; Senior Vice
                           President, West Virginia Bank Group of the Bank since
                           1997.

E. Richard Mahan, 60       Senior Vice  President and  Secretary  of Ohio Valley
                           since 2000, Executive Vice President and Secretary of the Bank since 2000.

Larry E. Miller, II, 41    Senior Vice  President and  Treasurer  of Ohio Valley
                           since 2000, Executive Vice President and Treasurer of the Bank since 2000.

David L. Shaffer, 47       Vice President of Ohio Valley since 2000, Senior Vice
                           President,  Commercial  Bank  Group of the Bank since
                           2000.

Sandra L. Edwards, 58      Vice President of Ohio Valley since 2000; Senior Vice
                           President,  Financial  Bank  Group of the Bank  since
                           2000.

Scott W. Shockey, 36       Vice  President  and  Chief  Financial  Officer since
                           December  2004 and Assistant  Treasurer  from 2001 to
                           December 2003 of Ohio Valley; Senior Vice President since December 2004, Chief Financial Officer since
                           2001,  Vice President from 2001 to December 2003, and
                           Assistant Vice President and Comptroller from 1999 to
                           2001 of the Bank.

Jennifer L. Osborne, 53    Vice President of Ohio Valley since 2004; Senior Vice
                           President,  Retail  Lending Group since 2004 and Vice
                           President, Retail Lending Group from 1999 to 2003 of the Bank.

Tom R. Shepherd, 39        Vice President of Ohio Valley since 2004; Senior Vice
                           President,  Retail  Deposit  Group since  2004,  Vice
                           President, Director of Marketing, Product Management and Retail Development from 2001 to 2003 of the Bank.

Cindy H. Johnston, 45      Assistant  Secretary   of  Ohio  Valley  since  1995;
                           Assistant  Vice  President  since 2004 and  Assistant
                           Secretary since 1995 of the Bank.

Paula W. Clay, 47          Assistant  Secretary  of   Ohio  Valley  since  1995;
                           Assistant  Vice  President  since 2004 and  Assistant
                           Secretary since 1995 of the Bank.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Summary of Common Stock Data" located in Ohio Valley's 2005 Annual Report to Shareholders and "Note P -- Regulatory Matters" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2005 located in Ohio Valley's 2005 Annual Report to Shareholders.

     In response to the information required under this Item 5 by Item 701 of SEC Regulation S-K, Ohio Valley did not sell any of its securities without registration during its 2005 fiscal year.

     Pursuant to Item 703 of SEC Regulation S-K, the following table provides information on Ohio Valley's purchases of its common shares during the three fiscal months ended December 31, 2005:


                                                                                                         Maximum Number
                                                                     Total Number of Shares             of Shares That May
                                Total Number of       Average          Purchased as Part of             Yet Be Purchased
                                 Common Shares     Price Paid per       Publicly Announced         Under Publicly Announced
            Period                 Purchased       Common Share         Plans or Programs              Plans or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  October 1 through
  October 31, 2005 .............     - - -            - - -                   - - -                           165,000

  November 1 through
  November 30, 2005 ............     - - -            - - -                   - - -                           165,000

  December 1 through
  December 31, 2005 ............    15,890            $25.05                 15,890                           149,110
                                 -------------    -------------           -------------                    -------------
              TOTAL                 15,890            $25.05                 15,890                           149,110
                                 =============    =============           =============                    =============

ITEM 6 - SELECTED FINANCIAL DATA

     The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Selected Financial Data" located in Ohio Valley's 2005 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Interest Rate Sensitivity and Liquidity" and "Interest Rate Sensitivity -- Table VIII" found within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2005 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley's 2005 Annual Report to Shareholders. The supplementary data "Consolidated Quarterly Financial Information (unaudited)" and the "Report of Independent Registered Public Accounting Firm on Financial Statements" located in Ohio Valley's 2005 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2005 and 2004 Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements  of Changes  in Shareholders' Equity for the years ended
  December 31, 2005, 2004 and 2003
Consolidated  Statements of Cash  Flows for the  years ended  December 31, 2005,
  2004 and 2003
Notes to the Consolidated Financial  Statements Report of Independent Registered
  Public Accounting Firm on Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Ohio Valley has not changed accountants during the fiscal years ended December 31, 2005 and December 31, 2004. Furthermore, during the fiscal years ended December 31, 2005 and December 31, 2004, there were no disagreements between Crowe Chizek and Company LLC ("Crowe Chizek") on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek's satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on Ohio Valley's consolidated financial statements for such periods.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K.

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

Management's Report on Internal Control Over Financial Reporting

     "Management's Report on Internal Control Over Financial Reporting" located in Ohio Valley's 2005 Annual Report to Shareholders is incorporated into this
Item 9A by reference.

Attestation Report of Registered Public Accounting Firm

     The "Report of Independent Registered Public Accounting Firm-Internal Controls" located in Ohio Valley's 2005 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

     There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

     The following information is disclosed pursuant to Item 1.01 - Entry into a Material Definitive Agreement of Form 8-K:

Compensation of Directors

     All of the directors of Ohio Valley also serve as directors of the Bank. The directors of Ohio Valley are paid by the Bank for their services rendered as directors of the Bank. The form and amount of compensation paid to Ohio Valley's directors is reviewed periodically by the Compensation and Mangement Succession Committee of Ohio Valley's Board of Directors as well as the full Board. Accordingly, in December 2005, each director of Ohio Valley received an annual retainer of $14,700 for services to be rendered in fiscal 2006. No other changes were made to the directors' compensation package. A summary of the compensation paid to Ohio Valley's directors is filed as Exhibit 10.9 to this Form 10-K and incorporated herein by reference.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this Item 10 by Items 401 and 405 of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 10, 2006 (the "2006 Proxy Statement"), under the captions "Proxy Item 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2006 Proxy Statement. In addition, certain information concerning executive officers of Ohio Valley is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

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

ITEM 11 - EXECUTIVE COMPENSATION

     The information required under this Item 11 by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Compensation of Executive Officers and Directors" of the 2006 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Ownership of Certain Beneficial Owners and Management" of the 2006 Proxy Statement.

     Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item 13 by Item 404 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Certain Relationships and Related Transactions" of the 2006 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions "Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "Services Rendered by the Independent Registered Public Accounting Firm" of the 2006 Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

     The following consolidated financial statements of Ohio Valley appear in the 2005 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2005 and 2004 Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of  Changes in  Shareholders' Equity for the years ended
  December 31, 2005, 2004 and 2003
Consolidated Statements  of Cash Flows  for the years  ended  December 31, 2005,
  2004 and 2003
Notes to the  Consolidated Financial Statements Report of Independent Registered
  Public Accounting Firm on Financial Statements

 (2) Financial Statement Schedules

     Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

     Reference is made to the Exhibit Index beginning on page 34 of this Form 10-K.

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
                                                        OHIO VALLEY BANC CORP.

Date: March    16   , 2005                        By   /s/Jeffrey E. Smith
            --------                                   -------------------------
                                                       Jeffrey E. Smith
                                                       President and Chief
                                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2006 by the following persons on behalf of Ohio Valley and in the capacities indicated.

            Name                               Capacity
            ----                               --------

/s/Jeffrey E. Smith                     President, Chief Executive Officer
-----------------------------           and Director (principal executive
Jeffrey E. Smith                        officer)

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

/s/Brent A. Saunders                    Director
-----------------------------
Brent A. Saunders

/s/Steven B. Chapman                    Director
-----------------------------
Steven B. Chapman

/s/Thomas E. Wiseman                    Director
-----------------------------
Thomas E. Wiseman

/s/Harold A. Howe                       Director
-----------------------------
Harold A. Howe

/s/Robert E. Daniel                     Director
-----------------------------
Robert E. Daniel

/s/Roger D. Williams                    Director
-----------------------------
Roger D. Williams

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

         10.9 Summary of Compensation for Directors of Ohio Valley Banc Corp. Filed herewith.

         10.10 Summary of Long Range Bonus Program of Ohio Valley Banc Corp. Incorporated herein by reference to
                              Exhibit 10.10 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2004 (SEC File No. 0-20914).

         11 Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

         13 Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2005 filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

         21                   Subsidiaries of Ohio Valley.  Filed herewith

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