Form 10-Q
period 2006-03-31
OHIO VALLEY BANC CORP
filed 2006-05-10
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to ______________

                         Commission file number: 0-20914
                                                 -------
                             OHIO VALLEY BANC CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                      31-1359191
            --------                                   ------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                    420 Third Avenue, Gallipolis, Ohio 45631
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 446-2631
                                ----------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                ----------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 |X| Yes     |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 |_| Yes     |X| No

The number of common shares of the registrant outstanding as of May 9, 2006 was 4,240,308.

                             OHIO VALLEY BANC CORP.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION.................................................3

  Item 1.  Financial Statements (Unaudited)....................................3

           Consolidated Balance Sheets.........................................3

           Consolidated Statements of Income...................................4

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity................................................5

           Condensed Consolidated Statements of Cash Flows.....................6

           Notes to the Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................11

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........21

  Item 4.  Controls and Procedures............................................22

PART II - OTHER INFORMATION...................................................23

  Item 1.   Legal Proceedings.................................................23

  Item 1A.  Risk Factors......................................................23

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......23

  Item 3.   Defaults Upon Senior Securities...................................24

  Item 4.   Submission of Matters to a Vote of Security Holders...............24

  Item 5.   Other Information.................................................24

  Item 6.   Exhibits and Reports on Form 8-K..................................24

SIGNATURES....................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                            March 31,                  December 31,
                                                                              2006                        2005
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $      17,572               $        18,516
Federal funds sold                                                                ---                         1,100
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                           17,572                        19,616
Interest-bearing deposits in other                                                515                           510
Securities available-for-sale                                                  65,315                        66,328
Securities held-to-maturity (estimated fair value:
   2006 - $12,310; 2005 - $12,373)                                             12,056                        12,088
FHLB stock                                                                      5,778                         5,697
Total loans                                                                   626,373                       617,532
    Less: Allowance for loan losses                                            (7,273)                       (7,133)
                                                                        -----------------           -----------------
     Net loans                                                                619,100                       610,399
Premises and equipment, net                                                     8,451                         8,299
Accrued income receivable                                                       2,977                         2,819
Goodwill                                                                        1,267                         1,267
Bank owned life insurance                                                      16,117                        15,962
Other assets                                                                    7,310                         6,734
                                                                        -----------------           -----------------
          Total assets                                                  $     756,458               $       749,719
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $      78,763               $        82,561
Interest-bearing deposits                                                     501,820                       480,305
                                                                        -----------------           -----------------
          Total deposits                                                      580,583                       562,866
Securities sold under agreements to repurchase                                 16,181                        29,070
Other borrowed funds                                                           76,655                        76,173
Subordinated debentures                                                        13,500                        13,500
Accrued liabilities                                                            10,002                         8,839
                                                                        -----------------           -----------------
          Total liabilities                                                   696,921                       690,448

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
   shares authorized; 2006 - 4,626,337 shares issued;
   2005 - 4,626,336 shares issued)                                              4,626                         4,626
Additional paid-in capital                                                     32,282                        32,282
Retained earnings                                                              32,902                        31,843
Accumulated other comprehensive loss                                           (1,437)                       (1,231)
Treasury stock, at cost (2006 - 384,691 shares;
   2005 - 361,365 shares)                                                      (8,836)                       (8,249)
                                                                        -----------------           -----------------
         Total shareholders' equity                                            59,537                        59,271
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $     756,458               $       749,719
                                                                        =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                     Three months ended
                                                                        ---------------------------------------------
                                                                                         March 31,
                                                                              2006                         2005
                                                                        ---------------             -----------------
Interest and dividend income:
     Loans, including fees                                             $       11,748               $        10,081
     Securities
         Taxable                                                                  684                           682
         Tax exempt                                                               114                           123
     Dividends                                                                     81                            60
     Other Interest                                                                 5                             6
                                                                        ---------------             -----------------
                                                                               12,632                        10,952

Interest expense:
     Deposits                                                                   3,914                         2,858
     Securities sold under agreements to repurchase                               182                           111
     Other borrowed funds                                                         886                           882
     Subordinated debentures                                                      305                           264
                                                                        ---------------             -----------------
                                                                                5,287                         4,115
                                                                        ---------------             -----------------
Net interest income                                                             7,345                         6,837
Provision for loan losses                                                         666                           317
                                                                        ---------------             -----------------
     Net interest income after provision for loan losses                        6,679                         6,520

Noninterest income:
     Service charges on deposit accounts                                          658                           705
     Trust fees                                                                    53                            53
     Income from bank owned life insurance                                        187                           148
     Gain on sale of loans                                                         26                            28
     Other                                                                        385                           319
                                                                        ---------------             -----------------
                                                                                1,309                         1,253
Noninterest expense:
     Salaries and employee benefits                                             3,295                         3,182
     Occupancy                                                                    334                           334
     Furniture and equipment                                                      268                           295
     Data processing                                                              217                           164
     Other                                                                      1,493                         1,509
                                                                        ---------------             -----------------
                                                                                5,607                         5,484
                                                                        ---------------             -----------------

Income before income taxes                                                      2,381                         2,289
Provision for income taxes                                                        642                           719
                                                                        ---------------             -----------------

NET INCOME                                                              $       1,739               $         1,570
                                                                        ===============             =================

Earnings per share                                                      $         .41               $           .37
                                                                        ===============             =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                           March 31,
                                                                              2006                          2005
                                                                         ---------------               ---------------
Balance at beginning of period                                           $    59,271                   $    56,579

Comprehensive income:
     Net income                                                                1,739                         1,570
     Change in unrealized loss
      on available-for-sale securities                                          (312)                         (864)
     Income tax effect                                                           106                           294
                                                                         ---------------               ---------------
         Total comprehensive income                                            1,533                         1,000

Proceeds from issuance of common
     stock through dividend reinvestment plan                                   ----                          ----

Cash dividends                                                                  (680)                         (652)

Shares acquired for treasury                                                    (587)                         ----
                                                                         ---------------               ---------------

Balance at end of period                                                 $    59,537                   $    56,927
                                                                         ===============               ===============

Cash dividends per share                                                 $      0.16                   $      0.15
                                                                         ===============               ===============

Shares from common stock issued
     through dividend reinvestment plan
                                                                                   1                             1
                                                                         ===============               ===============

Shares acquired for treasury                                                  23,326                          ----
                                                                         ===============               ===============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                           March 31,
                                                                             2006                          2005
                                                                        ---------------               ---------------
Net cash provided by operating activities:                              $    2,891                    $     2,398

Investing activities:
     Proceeds from maturities of securities available-for-sale               4,687                          5,540
     Purchases of securities available-for-sale                             (4,007)                        (3,037)
     Proceeds from maturities of securities held-to-maturity                    30                            189
     Change in interest-bearing deposits in other banks                         (5)                             9
     Net change in loans                                                    (9,428)                        10,269
     Proceeds from sale of other real estate owned                             145                           ----
     Purchases of premises and equipment                                      (400)                          (389)
                                                                        ---------------               ---------------
         Net cash from (used in) investing activities                       (8,978)                        12,581

Financing activities:
     Change in deposits                                                     17,717                         (1,578)
     Cash dividends                                                           (680)                          (652)
     Purchases of treasury stock                                              (587)                          ----
     Change in securities sold under agreements to repurchase              (12,889)                       (16,924)
     Proceeds from long-term borrowings                                       ----                          5,000
     Repayment of long-term borrowings                                      (1,103)                        (4,259)
     Change in other short-term borrowings                                   1,585                          2,678
                                                                        ---------------               ---------------
         Net cash from (used in) financing activities                        4,043                        (15,735)
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                         (2,044)                          (756)
Cash and cash equivalents at beginning of period                            19,616                         16,279
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $   17,572                    $    15,523
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $    5,455                    $     4,427
     Cash paid for income taxes                                                180                            425
     Non-cash transfers from loans to other real estate owned                   61                           ----

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. ("Ohio Valley") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc. ("Loan Central"), a consumer finance company, and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), an insurance agency. Ohio Valley and its subsidiaries are collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2006, and its results of operations and cash flows for the periods presented. The results of operations for the three months ending March 31, 2006 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2006. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2005 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

STOCK SPLIT

On April 13, 2005, the Ohio Valley's Board of Directors declared a five-for-four stock split, effected in the form of a stock dividend, on Ohio Valley's common shares. Each shareholder of record on April 25, 2005, received an additional common share for every four common shares then held. The common shares were issued on May 10, 2005. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. The Company retained the current par value of $1.00 per share for all common shares. Earnings and cash dividends per share amounts in 2005 have been retroactively adjusted to reflect the effect of the stock split.


EARNINGS PER SHARE

Earnings per share is computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,248,551 and 4,288,574 for the three months ending March 31, 2006 and 2005, respectively. Ohio Valley had no dilutive securities outstanding for any period presented. The weighted average number of shares outstanding in 2005 has been retroactively adjusted to reflect the effect of the stock split in 2005.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                   March 31,            December 31,
                                                                     2006                   2005
                                                               ------------------    -------------------

         Commercial and industrial loans                          $ 244,463               $ 236,536
         Real estate loans                                          236,387                 235,008
         Consumer loans                                             142,388                 145,815
         Other loans                                                  3,135                     173
                                                               ------------------    -------------------
                                                                  $ 626,373               $ 617,532
                                                               ==================    ===================

At March 31, 2006 and December 31, 2005, loans on nonaccrual status were approximately $1,646 and $1,240, respectively. Loans past due more than 90 days and still accruing at March 31, 2006 and December 31, 2005 were $869 and $1,317, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Following  is an  analysis of changes in the  allowance  for loan losses for the three months ended March 31:
                                                                         2006                   2005
                                                                     -----------           -------------
Balance - January 1,                                                    $ 7,133                 $ 7,177
Loans charged off:
     Commercial                                                             372                     679
     Real estate                                                            110                     161
     Consumer                                                               666                     491
                                                                     -----------           -------------
         Total loans charged off                                          1,148                   1,331

Recoveries of loans:
     Commercial                                                              89                     701
     Real estate                                                            118                      43
     Consumer                                                               415                     255
                                                                     -----------           -------------
         Total recoveries                                                   622                     999
                                                                     -----------           -------------

Net loan charge-offs                                                       (526)                   (332)
Provision charged to operations                                             666                     317
                                                                     -----------           -------------
Balance - March 31,                                                     $ 7,273                 $ 7,162
                                                                     ===========           =============

Information regarding impaired loans is as follows:
                                                                      March 31,              December 31,
                                                                        2006                    2005
                                                                     -----------            ------------
     Balance of impaired loans                                       $   10,899             $     7,983

     Less portion for which no specific
         allowance is allocated                                           5,909                   2,828
                                                                     -----------            ------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated           $    4,990             $     5,155
                                                                     ===========            ============

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                     $    2,392             $     2,603
                                                                     ===========            ============

     Average investment in impaired loans year-to-date               $   10,938             $     8,315
                                                                     ===========            ============

Interest on impaired loans was $185 and $23 for the three-month periods ended March 31, 2006 and 2005, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 2.92% of total loans were unsecured at March 31, 2006 as compared to 3.14% at December 31, 2005.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At March 31, 2006, the contract amounts of these instruments totaled approximately $62,260 as compared to $66,594 at December 31, 2005. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2006 and December 31, 2005 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

                                              FHLB                 Promissory             FRB
                                           Borrowings                 Notes              Notes             Totals
                                      --------------------     -----------------    ---------------   ----------------
March 31, 2006...............             $      70,982         $        5,334       $       339       $      76,655
December 31, 2005............             $      66,385         $        5,113       $     4,675       $      76,173

Pursuant to collateral agreements with the FHLB, advances are secured by $212,476 in qualifying mortgage loans and $5,778 in FHLB stock at March 31, 2006. Fixed rate FHLB advances of $61,282 mature through 2010 and have interest rates ranging from 2.84% to 6.62%. In addition, variable rate FHLB borrowings of $9,700 mature in 2006 and carried an interest rate of 4.88%.

At March 31, 2006, the Company had a cash management line of credit enabling it to borrow up to $35,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $25,300 available on this line of credit at March 31, 2006.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $157,390 at March 31, 2006.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 4.00% to 6.25% and are due at various dates through a final maturity date of September 30, 2008. As of March 31, 2006, a total of $3,512 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At March 31, 2006, the interest rate for the Company's FRB notes was 4.47%. Various investment securities from the Bank used to collateralize the FRB notes totaled $6,070 at March 31, 2006 and $6,070 at December 31, 2005.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $29,950 at March 31, 2006 and $27,950 at December 31, 2005.

Scheduled principal payments over the next five years:

                                           FHLB                  Promissory             FRB
                                        Borrowings                 Notes               Notes               Totals
                                    -------------------      -----------------    ---------------    -----------------
2006                                  $     30,747             $       3,281        $       339        $      34,367
2007                                        12,061                     1,953                ---               14,014
2008                                        18,010                       100                ---               18,110
2009                                         3,005                       ---                ---                3,005
2010                                         7,006                       ---                ---                7,006
Thereafter                                     153                       ---                ---                  153
                                    -------------------      -----------------    ---------------    -----------------
                                      $     70,982             $       5,334        $       339        $      76,655
                                    ===================      =================    ===============    =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (dollars in thousands, except share and per share data)

                           Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to the risk factors discussed in Part I, Item 1A of Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Ohio Valley's other securities filings. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

                               Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial, consumer and agricultural banking services within central and southeastern Ohio as well as western West Virginia. The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans. The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of its lending function, the Bank also offers credit card services. Loan Central engages in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history. Loan Central's line of business also includes seasonal tax refund loan services during the January through April periods. Ohio Valley Financial Services sells life insurance.

During the first quarter of 2006, the Company recorded net income of $1,739 representing an increase of 10.8% over the same period in 2005. Earnings per share for the first quarter of 2006 finished at $.41, up 10.8% over the same period in 2005. Return on average assets and return on average equity both improved to .94% and 11.93% for the first quarter of 2006, as compared to .88% and 11.23% for the same period in 2005, respectively. The Company accomplished these positive results by: 1) growing its average loan balances by $29,000 or
5.0% over the first quarter of 2005 to an all-time high of $624,267; 2) maintaining stable levels of nonperforming assets which, as a percentage of total assets, finished at .59% at March 31, 2006, an improvement from .62% at March 31, 2005; and 3) increasing its emphasis on expense control which helped to minimize overhead costs to just a 2.2% increase over the first quarter of 2005 while growing noninterest revenue by 4.5% for the same periods.

The Company continues to be positively impacted by the sustained rising rate environment that began in 2004. Particularly, the Bank's comercial loan portfolio has been significantly affected by changes in the prime interest rate, which is the rate offered on loans to borrowers with strong credit. The prime rate began March 31, 2005 at 5.75% and increased 50 basis points in each of the four quarters since to finish at 7.75% at March 31, 2006. Furthermore, the Company's loan balances have responded well during the first quarter of 2006 as compared to December 31, 2005, growing $8,841 or 1.4%, primarily from originations in commercial and participation loans. This increase is conversely related to the same period in 2005 when the Company's loans were down $10,601 or 1.8% from December 31, 2004, in large part to lower loan demand combined with increased payoffs. The rise in market rates combined with increases in average interest-earning loan balances allowed for succesful growth in the Company's net interest income of over 7.4% and improved Company-wide efficiency. The efficiency ratio, which represents the cost to generate a dollar in revenue, improved to 64.3% for the three months ending March 31, 2006, as compared to 67.3% for the same period in 2005, in large part to significant net interest income growth as well as stable overhead expenses.

The consolidated total assets of the Company increased $6,739 or 0.9% during the first quarter of 2006 to finish at $756,458 primarily due to increased loan balances. Partially offsetting growth in loans was a $1,100 decrease in federal funds sold and a $964 decrease in securities from year-end 2005. Loans were primarily funded by an increase in the Company's total deposits which were up $17,717 from year-end 2005. The excess funds available from the increases in deposits were used to support the decline in the Company's securities sold under agreements to repurchase ("repurchase agreements"), which decreased $12,889 from year-end 2005.

The Company's Board of Directors approved a five-for-four stock split on April 13, 2005. The additional common shares resulting from the stock split were distributed on May 10, 2005 to stockholders of record as of April 25, 2005. References to 2005 share and per share data have been retroactively restated for this stock split.

                                  Comparison of
                               Financial Condition
                     at March 31, 2006 and December 31, 2005
                    -----------------------------------------

The following discussion focuses, in more detail, the consolidated financial condition of the Company at March 31, 2006 compared to December 31, 2005. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At March 31, 2006, cash and cash equivalents were down $2,044 or 10.4% to finish at $17,572 as compared to $19,616 at December 31, 2005. Cash and cash equivalents declined during the first quarter of 2006 because the Company used more cash to fund increased loan volume. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities

During the first quarter of 2006, investment securities decreased $964 or 1.1% driven by a decrease in mortgage-backed securities of $1,875 or 3.9% as compared to year-end 2005. Mortgage-backed securities provide increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $1,690 from January 1, 2006 and March 31, 2006. Mortgage-backed securities continue to make up the largest portion of the Company's investment portfolio, totaling $46,355, or 59.9% of total investments at March 31, 2006. In addition, U.S. government agency securities increased $859 or 4.7% as compared to year-end 2005. The Company's focus in 2006 will be to generate interest revenue primarily though loan growth due to higher asset yields. The Company will, however, continue to invest excess funds in securities when opportunities arise.

Loans

During the first quarter of 2006, total loans, the Company's primary category of earning assets, were up $8,841 or 1.4% from year-end 2005. Total loan growth was led by commercial loans increasing $7,927 or 3.4% from year-end 2005. This growth is consistent with the Company's continued emphasis on commercial lending which generally yields a higher return on investment as compared to other types of loans. Commercial loans during the first quarter of 2006 were primarily driven by loan participations with other banks outside the Company's primary market area, which increased $5,389 or 28.5%. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (15.1% of portfolio), hotel and motel loans (11.6% of portfolio), medical industry loans (9.2% of portfolio) and land development loans (8.4% of portfolio). The primary market areas for the Company's commercial loans, excluding loan participations, are in the areas of Gallia, Jackson and Franklin counties in Ohio, which accounted for 80.7% of total originations during the first quarter of 2006 and the growing West Virginia markets, which accounted for 12.6% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2006.

While commercial loans comprise the largest portion of the Company's loan portfolio, generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's total real estate loan balances increased $1,379 or 0.6% from year-end 2005 to finish at $236,387. Throughout the second half of 2005 and the first quarter of 2006, consumer demand for real estate loans has steadily increased due to the continuation of lower mortgage rates that have not responded as much to the well-documented rise in short-term interest rates. This has led to a specific demand for long-term, fixed rate real estate originations which still remain affordable for the Company's mortgage consumers. To help satisfy this increasing demand in fixed rate real estate loans, the Company continues to originate and sell some fixed rate mortgages to the secondary market, but has sold just $1,045 in loans during the first quarter of 2006, which is relatively even with the same volume in the first quarter of 2005. Management continues to feel comfortable with the Company's minimal interest rate risk exposure and, as a result, the Company kept a large portion of its fixed rate real estate originations in its portfolio during the first quarter of 2006. This led to an increase in fixed rate real estate loan balances of $6,205 or 11.0% from year-end 2005. Partially offsetting this loan growth was a decrease in the Company's 1 year adjustable rate mortgage balances of $3,579 or 4.4% as a result of the slowed volume of refinancing that had been evident during 2004 and 2005. The remaining real estate loan portfolio balances decreased primarily from the Company's other variable rate real estate loan products.

During the first quarter of 2006, consumer loans fell $3,427 or 2.4% from year-end 2005 to finish at $142,388. This fall in consumer volume was mostly attributable to the indirect automobile lending segment which decreased $2,363 or 5.3% from year-end 2005. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors and the continued rising rate environment have caused a decline in automobile loan volume. As rates have been aggressively moving up, continued competition with alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first quarter of 2006.

The Company recognized an increase from year-end 2005 in other loans of $2,962. Other loans consist primarily of state and municipal loans as well as overdrafts. This increase was largely due to an increase in state and municipal loans of $2,760.

The Company is pleased with its total loan growth results during the first quarter of 2006, especially since loan volume is typically low during the first quarter. With the 2006 first quarter loan results largely driven by unseasonable commercial loan increases, the Company expects loan volume to increase at a more moderate pace throughout the remainder of 2006. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the portfolio.

Allowance for Loan Losses

During the first quarter of 2006, the Company experienced a $194 or 58.4% increase in net charge offs as compared to the same period in 2005, mostly from significant commercial loan recoveries during the first quarter of 2005 as well as higher relative loan balances during the first quarter of 2006. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well. Since December 31, 2005, the level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, has decreased slightly from $2,557 at year-end 2005 to $2,515 at quarter-end 2006. The Company's ratio of nonperforming loans as a percentage of total loans improved slightly from 0.41% at year-end 2005 to 0.40% at March 31, 2006. The Company's ratio of nonperforming assets, which includes real estate acquired through foreclosure referred to as other real estate owned ("OREO"), as a percentage of total assets also improved slightly, decreasing from 0.62% at year-end 2005 to 0.59% at March 31, 2006. Nonperforming assets include a single OREO property representing .24% of total assets at March 31, 2006. Due to stable asset quality, continued sound underwriting practices and stable portfolio risk, the ratio of allowance for loan losses to total loans remains unchanged at 1.16% at March 31, 2006 as compared to December 31, 2005.

Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio.

Deposits

Deposits, both interest and noninterest bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first quarter of 2006, total deposits were up $17,717 or 3.1% from year-end 2005, affected by the rise in interest rates ans increased loan balances. The change in deposits came primarily from increases in money market and interest bearing demand deposit balances.

Money market account balances increased $10,410 or 46.6% during the first quarter of 2006, primarily from the Company's new Market Watch product which generated $10,543 in additional deposit balances from year-end 2005. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that will compete with current market rate offerings.

Deposit growth was also supplemented by a $6,345 or 6.6% increase in the Company's interest bearing demand deposits from year-end 2005. This was largely driven by a $10,440 increase in public funds related to the collection of real estate taxes by local municipalities who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal real estate tax collections are short-term in nature and typically decrease in the second quarter. These increases to interest bearing demand deposits were partially offset by a decrease in the Company's Gold Club NOW product, which lowered by $6,266 from year-end 2005. This is directly related to the success of the aforementioned Market Watch product which caused this deposit balance shift from NOW account balances.

Time deposits, particularly certificates of deposit ("CD's"), continue to be the most significant source of funding for the Company's earning assets during the first quarter ending March 31, 2006, making up 59.6% of total deposits. Time deposits increased $3,186 or 1.0% from year-end 2005, largely due to an increase in the Company's wholesale funding deposits (i.e., brokered and network CD issuances) of $2,058 or 3.7%. The Company's retail CD balances grew $1,128 or 0.3% from year-end 2005. The Company continues to experience increased competition for deposits in its market areas which has challenged its net growth in retail CD balances. The Company will continue to target growth in these funds during the remaining three quarters of 2006, reflecting the Company's efforts to reduce its reliance on higher cost funding.

The Company's interest-free funding source, noninterest bearing demand deposits, decreased $3,798 or 4.6% from year-end 2005, primarily from seasonal decreases in it business checking balances from several large commercial accounts.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $12,889 or 44.3% from year-end 2005. This decline was mostly due to typical seasonal fluctuations of two commercial accounts in the first quarter of 2006.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. During the first quarter of 2006, other borrowed funds were up just $482 or 0.6% from year-end 2005, primarily due to the continued emphasis on retail deposits as the primary source of funding for growth in earning assets. Management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors and shareholders. Total shareholders' equity at March 31, 2006 of $59,537 was up $266 or 0.4% as compared to the balance of $59,271 on December 31, 2005. Contributing most to this increase was year-to-date net income of $1,739 less cash dividends paid of $680, or $.16 per share year-to-date. Partially offsetting the growth in capital was an increase in the amount of treasury stock repurchases. The Company had treasury stock totaling $8,836 at March 31, 2006, an increase of $587 as compared to the total at year-end 2005. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Company's Board of Directors authorized the repurchase of up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases between February 16, 2006 and August 16, 2006.

Further offsetting the growth in capital was a decrease in the market value of available-for-sale securities held by the Company, which lowered shareholders' equity by $206, net of deferred income taxes. At March 31, 2006, the Company had an unrealized loss, net of deferred income taxes, of $1,437 as compared to an unrealized loss, net of deferred income taxes, of $1,231 at December 31, 2005. The Company has approximately 84.4% of its securities classified as available-for-sale. As a result, the securities and shareholders' equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the Company held more securities which could be classified as held-to-maturity.

                                  Comparison of
                              Results of Operations
                          for the Year-To-Date Periods
                          Ended March 31, 2006 and 2005
                         -------------------------------

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly period ending March 31, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest bearing deposits, repurchase agreements as well as short and long-term borrowings. For the first quarter of 2006, net interest income exceeded the same period in 2005 by $508 or 7.4%. The increase in year-to-date net interest income is primarily due to the improvement in net interest margin in relation to the sustained rising rate environment with significant increases in short-term rates over the past year.

Total interest income increased $1,680 or 15.3% for the first quarter of 2006 as compared to the same period in 2005. Growth in 2006's year-to-date average earning assets of $29,051 or 4.3% as compared to the same period in 2005 was complemented with a 70 basis point increase in asset yields, growing from 6.57% to 7.27% for the same time periods. The growth in average earning assets was largely comprised of commercial and participation loan originations as well real estate mortgages since June 2005. The significant change in asset yields can be attributed to the rising rate environment that has generated consistent increases in short-term interest rates that have been evident since June 2004. Between June 2004 and March 2006, the Federal Reserve's Open Market Committee has increased the target federal funds rate 375 basis points, causing a similar increase in short-term market interest rates. This increase in short-term interest rates was most sensitive to the Company's commercial and participation loan portfolios, with loan yields collectively up 106 basis points from 6.34% at March 31, 2005 to 7.40% at March 31, 2006. Market driven longer-term interest rates have risen very little during this same period, causing the Company's real estate loan portfolio yields to increase at a slower pace than commercial and participation loans from 2005.

Total interest expense increased $1,172 or 28.5% during the first quarter of 2006 as compared to the same period in 2005 as the result of higher rates and larger average earning asset balances which required additionl funding. The increase came mostly from interest expense incurred on the Bank's CD account deposits which have been more responsive to the rising rate environment experienced since March 2005. The change in interest expense was further impacted by the Company's money market accounts largely due to the new Market Watch product added in 2005 with tiered market rates that compete well with other such rate offerings in the Company's existing market areas. As a result of the continued rise in rates, the Bank's average funding costs have increased 58 basis points from March 31, 2005 to March 31, 2006.

The Federal Reserve's actions to increase interest rates over the past year has been effective in allowing asset yields to grow while taking more pressure off of the net interest margin. This, combined with the Company's emphasis on profitable loan pricing, has contributed to growth in the net interest margin, increasing 12 basis points to 4.24% for the quarter-to-date period ending March 31, 2006 as compared to the same time period in 2005. While the frequency and size of changes in market interest rates are difficult to predict, management believes that the end of future interest rate increases is near and such market rates should stabilize for the remainder of 2006. The combination of expected earning asset growth combined with a stable net interest margin should continue to enhance net interest income growth for 2006. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk of this Form 10-Q.

Provision Expense

Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses so that it encompasses loan portfolio composition, loan quality, loan loss experience and other economic factors. During the first quarter of 2006, provision expense increased $349 over the same quarterly period in 2005. This increase is a direct result of the Company's quarterly increase in net charge-offs and increasing rate of loan growth over the 12 months ending March 31, 2006. In first quarter of 2006, net charge-offs were up $194 or 58.4% over the same period in 2005 in large part to a recovery in commercial loans during the first quarter of 2005. Also, the total loan balance increase of $8,841 from year-end 2005 equals an annual growth rate of 5.7% as compared to the 2.8% growth rate in 2005. Management continues to be pleased with the stable nonperforming loan ratios. Through the first quarter period of 2006, the ratio of the Company's nonperforming loans to total loans stood at 0.40% as compared to 0.41% at December 31, 2005 and March 31, 2005, while nonperforming assets to total assets also improved to .59% as compared to .62% for the same time periods. Management feels that the allowance for loan losses is adequate and reflective of probable losses in the portfolio. The allowance for loan losses was 1.16% of total loans at March 31, 2006, unchanged from December 31, 2005. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Net interest income was supplemented by growth in total noninterest income, increasing $56 or 4.5% during the first quarter of 2006 as compared to the same period in 2005. Quarterly results were impacted by earnings from the Company's bank owned life insurance ("BOLI") contracts, which increased $39 or 26.4% over the first quarter of 2005 due to increases in the cash surrender value and higher earnings rate of such contracts. Since March 31, 2005, the Company's investment in BOLI has increased $2,011 or 14.3%. Other noninterest income was also up $66 or 20.7% during the first quarter of 2006 as compared to the same period in 2005. Debit card interchange fees were the key drivers of other noninterest income, increasing 17 or 17.0% enhanced by increased transactional volume over a year ago. The Company's customers used their debit cards to complete 230,799 transactions during the first quarter of 2006, up 21.9% from 189,336 transactions during the same period in 2005, derived mostly from gasoline and restaurant purchases. Other noninterest income growth came from gains on sale of OREO and insurance commission sales from loan originations. Partially offsetting the increases from BOLI and other noninterest revenue was a decrease in the Company's service charge on deposit accounts, lowering $47 or 6.7% during 2006's first quarter as compared to the same period in 2005 due to the growth in the number of service charge free checking accounts as well as seasonal low volume of overdraft fees.

Noninterest Expense

The Company remains committed to improving efficiency by placing strong emphasis on overhead expense control. During the first quarter of 2006, total noninterest expense was up $123 or 2.2% as compared to the same period in 2005. Contributing most to this quarterly increase were salaries and employee benefits, the Company's largest noninterest expense item, which increased $113 or 3.6% for the first quarter of 2006 over the same period in 2005. This increase was largely due to higher salaries and benefit costs from annual salary adjustments as well as higher accrued incentive costs based on the Company's higher earnings per share in the first quarter of 2006. Data processing expenses also increased $53 or 32.3% primarily from the transactional volume increase in the Company's debit cards. Increases in personnel and data processing costs were partially offset by a decrease in occupancy, furniture and equipment expenses, which were down $27 or 9.2% during the first quarter of 2006 as compared to the same period in 2005. This was in large part due to the maturities of depreciation terms on several asset acquisitions from previous years as well as the decreasing nature of current depreciable assets that incurred lower depreciation expenses during 2006. All remaining noninterest expense categories were collectively down $16 or 1.1% during the first quarter of 2006 compared to 2005's first quarter.

                                Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                                       Company Ratios                 Regulatory           Well
                                                 3/31/06            12/31/05           Minimum         Capitalized
                                                 -------            --------         ------------      -----------
Tier 1 risk-based capital                         12.3%               12.3%              4.00%              6.0%

Total risk-based capital ratio                    13.5%               13.5%              8.00%             10.0%

Leverage ratio                                     9.7%                9.9%              4.00%              5.0%

Cash dividends paid of $680 for the first quarter of 2006 represent a 4.3% quarterly increase over the cash dividends paid during the same period in 2005. The quarterly dividend rate increased from $0.15 per share in 2005 to $0.16 per share in 2006. The dividend rate has increased in proportion to the consistent growth in retained earnings. At March 31, 2006, approximately 80% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $83,577 represented 11.0% of total assets at March 31, 2006. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2006, the Bank could borrow an additional $56 million from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

                         Off-Balance Sheet Arrangements

As discussed in Note 4 - Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk, the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. While these commitments are necessary to meet the financing needs of the Company's customers, many of these commitments are expected to expire without being drawn upon. Therefore, the total amount of commitments does not necessarily represent future cash requirements.

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

The second component (general allowance) is based upon total loan portfolio balances minus loan balances already reviewed (specific allocation). The Large Loan Review Committee evaluates credit analysis reports that provide management with a "snapshot" of information on borrowers with larger-balance loans (aggregate balances of $1,000 or greater), including loan grades, collateral values, etc. A list is prepared and updated quarterly that allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) have not been specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses. This risk factor reflects an actual 1 year or 3 year performance evaluation of credit losses per loan portfolio, whichever is greater. The risk factor is achieved by taking the average net charge off per loan portfolio for the last 12 or 36 consecutive months, whichever is greater, and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the greater of the 12 or 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal due. These areas are: 1) delinquency trends, 2) current local economic conditions, 3) non-performing loan trends, 4) recovery vs. charge off, and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the degree of impact it may have on the allowance. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in a total of ten counties in Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor.

The adequacy of the allowance may be determined by certain specific and nonspecific allocations; however, the total allocation is available for any credit losses that may impact the loan portfolios.

                          Concentration of Credit Risk

The Company maintains a diversified credit portfolio, with commercial loans currently comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

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

The Company's Asset Liability Committee monitors and manages IRR within Board approved policy limits. The current IRR policy limits anticipated changes in net interest income over a 12 month horizon to plus or minus 10% of the base net interest income assuming a parallel rate shock of up 100, 200 and 300 basis points and down 100 and 200 basis points. Based on the current interest rate environment, management did not test interest rates down 300 basis points.

The following table presents the Company's estimated net interest income sensitivity:

                                                      March 31, 2006                        December 31, 2005
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       ------------------------                    --------------------                   --------------------
                 +300                                     (3.99%)                               (3.35%)
                 +200                                     (1.14%)                                (.86%)
                 +100                                      (.07%)                                (.09%)
                 -100                                      (.29%)                                (.25%)
                 -200                                      (.91%)                                (.45%)

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At March 31, 2006, the Company's analysis of net interest income reflects a modest liability sensitive position in a rising rate environment. Based on current assumptions, an instantaneous increase in interest rates would negatively impact net interest income primarily due to variable rate loans reaching their annual interest rate cap or potentially their lifetime interest rate cap. Furthermore, in a rising rate environment the prepayment amounts on loans and mortgage-backed securities slows down, producing less cash flow to reinvest at higher interest rates. In an instantaneous decrease in interest rates, the analysis also produces a decline in net interest income. In a decreasing rate environment prepayment amounts on earning assets speed up producing more cash flow to reinvest a lower interest rates. Since interest-bearing liabilities do not demonstrate the optionality characteristics of earning assets, the change in interest expense is linear as interest rates move. As compared to December 31, 2005, the Company's interest rate risk profile remained relatively stable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of the Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Ohio Valley's President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that:

o information required to be disclosed by Ohio Valley in this Quarterly Report on Form 10-Q and other reports that Ohio Valley files or submits under the Exchange Act would be accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

o information required to be disclosed by Ohio Valley in this Quarterly Report on Form 10-Q and other reports that Ohio Valley files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

o Ohio Valley's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Ohio Valley and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Ohio Valley, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against Ohio Valley or any of its subsidiaries, other than ordinary, routine litigation incidental to their respective businesses. In the opinion of Ohio Valley's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on Ohio Valley's results of operations or financial condition.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 16, 2006 and available at www.sec.gov. These risk factors could materially affect the Company's business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) Not Applicable.

         (b) Not Applicable.

         (c) The following table provides information regarding Ohio Valley's repurchases of its common shares during the fiscal quarter ended March 31, 2006:

                                                 ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
        Period                Purchased       Common Share         Plans or Programs           Programs
----------------------      --------------  ------------------  ----------------------- -----------------------

January 1 - 31, 2006             14,700           $25.15                14,700                   134,410
February 1 - 28, 2006             4,800           $25.25                 4,800                   170,200
March 1 - 31, 2006                3,826           $25.15                 3,826                   166,374
                            --------------- ------------------- ------------------------ ----------------------
TOTAL                            23,326           $25.17               23,326                    166,374
                            =============== =================== ======================== ======================

(1) On June 15, 1999, Ohio Valley's Board of Directors authorized a stock repurchase program to repurchase up to 175,000 of Ohio Valley's common shares through open market and privately negotiated purchases. Ohio Valley's Board of Directors has approved annual extensions to the plan. Most recently, the Board of Directors extended the stock repurchase program from February 16, 2006 to August 16, 2006, and authorized Ohio Valley to repurchase up to 175,000 of its common shares through open market and privately negotiated purchases. The timing of the purchases, the prices paid and actual number of shares purchased will depend upon market conditions and limitations imposed by applicable federal securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.  OTHER INFORMATION

          Not Applicable.

ITEM 6.  EXHIBITS

         (a) Exhibits:

            * 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
                     Officer)
            * 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal Financial
                     Officer)
            *   32 - Section 1350 Certification (Principal Executive Officer and
                     Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OHIO VALLEY BANC CORP.


Date:  May 9, 2006               By:  /s/  Jeffrey E. Smith
                                      ------------------------------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  May 9, 2006               By:  /s/  Scott W. Shockey
                                      ------------------------------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer