Form 10-Q
period 2006-06-30
OHIO VALLEY BANC CORP
filed 2006-08-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

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

The number of common shares of the registrant outstanding as of August 8, 2006 was 4,231,568.

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

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........22

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

EXHIBIT INDEX.................................................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                            June 30,                   December 31,
                                                                              2006                        2005
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $      15,070               $        18,516
Federal funds sold                                                                ---                         1,100
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                           15,070                        19,616
Interest-bearing deposits in other financial institutions                         510                           510
Securities available-for-sale                                                  67,418                        66,328
Securities held-to-maturity (estimated fair value:
   2006 - $12,189; 2005 - $12,373)                                             12,050                        12,088
FHLB stock                                                                      5,861                         5,697
Total loans                                                                   624,061                       617,532
    Less: Allowance for loan losses                                            (8,087)                       (7,133)
                                                                        -----------------           -----------------
     Net loans                                                                615,974                       610,399
Premises and equipment, net                                                     9,204                         8,299
Accrued income receivable                                                       2,805                         2,819
Goodwill                                                                        1,267                         1,267
Bank owned life insurance                                                      16,032                        15,962
Other assets                                                                    7,436                         6,734
                                                                        -----------------           -----------------
          Total assets                                                  $     753,627               $       749,719
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $      74,093               $        82,561
Interest-bearing deposits                                                     504,510                       480,305
                                                                        -----------------           -----------------
     Total deposits                                                           578,603                       562,866
Securities sold under agreements to repurchase                                 21,151                        29,070
Other borrowed funds                                                           68,889                        76,173
Subordinated debentures                                                        13,500                        13,500
Accrued liabilities                                                            11,420                         8,839
                                                                        -----------------           -----------------
          Total liabilities                                                   693,563                       690,448

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
   shares authorized; 2006 - 4,626,338 shares issued;
   2005 - 4,626,336 shares issued)                                              4,626                         4,626
Additional paid-in capital                                                     32,282                        32,282
Retained earnings                                                              34,007                        31,843
Accumulated other comprehensive loss                                           (1,981)                       (1,231)
Treasury stock, at cost (2006 - 386,029 shares;
   2005 - 361,365 shares)                                                      (8,870)                       (8,249)
                                                                        -----------------           -----------------
         Total shareholders' equity                                            60,064                        59,271
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $     753,627               $       749,719
                                                                        =================           =================

                 See notes to consolidated financial statements
                                       3

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                              Three months ended                     Six months ended
                                                                   June 30,                               June 30,
                                                           2006               2005                2006               2005
                                                      ---------------    ----------------    ---------------    ---------------
Interest and dividend income:
     Loans, including fees                            $      12,113      $        10,245     $      23,869     $       20,326
     Securities
         Taxable                                                699                  657             1,383              1,339
         Tax exempt                                             113                  119               227                242
     Dividends                                                   83                   67               164                127
     Other Interest                                              26                   27                31                 33
                                                      ---------------    ----------------    ---------------    ---------------
                                                             13,034               11,115            25,674             22,067

Interest expense:
     Deposits                                                 4,463                3,084             8,377              5,942
     Securities sold under agreements to repurchase             229                  132               411                243
     Other borrowed funds                                       801                  828             1,687              1,710
     Subordinated debentures                                    317                  277               622                541
                                                      ---------------    ----------------    ---------------    ---------------
                                                              5,810                4,321            11,097              8,436
                                                      ---------------    ----------------    ---------------    ---------------
Net interest income                                           7,224                6,794            14,577             13,631
Provision for loan losses                                       791                  330             1,457                648
                                                      ---------------    ----------------    ---------------    ---------------
     Net interest income after provision for loan             6,433                6,464            13,120             12,983
     losses

Noninterest income:
     Service charges on deposit accounts                        781                  810             1,439              1,515
     Trust fees                                                  56                   53               109                107
     Income from bank owned life insurance                      270                  144               457                292
     Gain on sale of loans                                       28                   28                54                 56
     Other                                                      423                  382               800                700
                                                      ---------------    ----------------    ---------------    ---------------
                                                              1,558                1,417             2,859              2,670
Noninterest expense:
     Salaries and employee benefits                           3,230                3,143             6,525              6,325
     Occupancy                                                  318                  317               652                651
     Furniture and equipment                                    275                  296               543                592
     Data processing                                            199                  168               416                331
     Other                                                    1,368                1,410             2,861              2,919
                                                      ---------------    ----------------    ---------------    ---------------
                                                              5,390                5,334            10,997             10,818
                                                      ---------------    ----------------    ---------------    ---------------

Income before income taxes                                    2,601                2,547             4,982              4,835
Provision for income taxes                                      775                  814             1,417              1,532
                                                      ---------------    ----------------    ---------------    ---------------

NET INCOME                                            $       1,826      $         1,733     $       3,565      $       3,303
                                                      ===============    ================    ===============    ===============

Earnings per share                                    $         .43      $           .40     $         .84      $         .77
                                                      ===============    ================    ===============    ===============

                 See notes to consolidated financial statements
                                        4

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                 Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                              2006                2005              2006               2005
                                                         ---------------      ------------      -------------      ------------
Balance at beginning of period                           $    59,537          $    56,927       $    59,271        $    56,579

Comprehensive income:
     Net income                                                1,826                1,733             3,565              3,303
     Change in unrealized loss
      on available-for-sale securities                          (824)                 546            (1,136)              (318)
     Income tax effect                                           280                 (186)              386                108
                                                         ---------------      ------------      -------------      ------------
         Total comprehensive income                            1,282                2,093             2,815              3,093

Proceeds from issuance of common
     stock through dividend reinvestment plan                   ----                 ----              ----               ----

Cash paid in lieu of fractional shares
     in stock split                                             ----                  (12)             ----                (12)

Cash dividends                                                  (721)                (686)           (1,401)            (1,338)

Shares acquired for treasury                                     (34)                (281)             (621)              (281)
                                                         ---------------      ------------      -------------      ------------

Balance at end of period                                 $    60,064          $    58,041       $    60,064        $    58,041
                                                         ===============      ============      =============      ============

Cash dividends per share                                 $      0.17          $      0.16       $      0.33        $      0.31
                                                         ===============      ============      =============      ============

Shares from stock split, 25%
        Common stock                                            ----              922,030              ----            922,030
                                                         ===============      ============      =============      ============
        Treasury stock                                          ----               64,742              ----             64,742
                                                         ===============      ============      =============      ============

Shares from common stock issued
     through dividend reinvestment plan                            1                    1                 2                  2
                                                         ===============      ============      =============      ============

Shares acquired for treasury                                   1,338               10,759            24,664             10,759
                                                         ===============      ============      =============      ============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                      Six months ended
                                                                                          June 30,
                                                                             2006                          2005
                                                                        ---------------               ---------------
Net cash provided by operating activities:                              $    7,456                    $     5,940

Investing activities:
     Proceeds from maturities of securities available-for-sale               6,634                         12,023
     Purchases of securities available-for-sale                             (8,905)                       (11,029)
     Proceeds from maturities of securities held-to-maturity                    34                            639
     Change in interest-bearing deposits in other banks                       ----                             (6)
     Net change in loans                                                    (7,139)                         5,260
     Proceeds from sale of other real estate owned                             181                            100
     Purchases of premises and equipment                                    (1,405)                          (499)
     Proceeds from bank owned life insurance                                    86                           ----
                                                                        ---------------               ---------------
         Net cash from (used in) investing activities                      (10,514)                         6,488

Financing activities:
     Change in deposits                                                     15,737                         (5,887)
     Cash dividends                                                         (1,401)                        (1,338)
     Cash paid in lieu of fractional shares in stock split                    ----                            (12)
     Purchases of treasury stock                                              (621)                          (281)
     Change in securities sold under agreements to repurchase               (7,919)                       (13,268)
     Proceeds from long-term borrowings                                      5,000                          5,521
     Repayment of long-term borrowings                                      (6,117)                        (9,403)
     Change in other short-term borrowings                                  (6,167)                        12,232
                                                                        ---------------               ---------------
         Net cash (used in) financing activities                            (1,488)                       (12,436)
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                         (4,546)                            (8)
Cash and cash equivalents at beginning of period                            19,616                         16,279
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $   15,070                    $    16,271
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $   10,070                    $     7,933
     Cash paid for income taxes                                              1,723                          1,835
     Non-cash transfers from loans to other real estate owned                  106                             60

                 See notes to consolidated financial statements
                                        6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. ("Ohio Valley") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc. ("Loan Central"), a consumer finance company, and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), an insurance agency. Ohio Valley and its subsidiaries are collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2006, and its results of operations and cash flows for the periods presented. The results of operations for the six months ending June 30, 2006 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2006. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2005 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

INCOME TAX: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

CASH FLOW: For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, noninterest-bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings and interest-bearing deposits with other financial institutions.

STOCK SPLIT: On April 13, 2005, Ohio Valley's Board of Directors declared a five-for-four stock split, effected in the form of a stock dividend, on Ohio Valley's common shares. Each shareholder of record on April 25, 2005, received an additional common share for every four common shares then held. The common shares were issued on May 10, 2005. The stock split was recorded by transferring from retained earnings an amount equal to the stated value of the shares issued. The Company retained the current par value of $1.00 per share for all common shares. Earnings and cash dividends per share amounts in 2005 have been retroactively adjusted to reflect the effect of the stock split.

EARNINGS PER SHARE: Earnings per share is computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,240,739 and 4,287,619 for the three months ending June 30, 2006 and 2005, respectively. Weighted average shares outstanding were 4,244,624 and 4,288,093 for the six months ending June 30, 2006 and 2005, respectively. Ohio Valley had no dilutive effect or no potential common shares issuable under stock options or other agreements for any period presented. The weighted average number of shares outstanding in 2005 has been retroactively adjusted to reflect the effect of the stock split in 2005.

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

RECLASSIFICATIONS: The consolidated financial statements for 2005 have been reclassified to conform with the presentation for 2006. These reclassifications had no effect on the net results of operations.

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                   June 30,             December 31,
                                                                     2006                   2005
                                                               ------------------    -------------------
         Commercial and industrial loans                           $239,706                $236,536
         Real estate loans                                          238,295                 235,008
         Consumer loans                                             142,787                 145,815
         Other loans                                                  3,273                     173
                                                               ------------------    -------------------
                                                                  $ 624,061               $ 617,532
                                                               ==================    ===================

At June 30, 2006 and December 31, 2005, loans on nonaccrual status were approximately $6,244 and $1,240, respectively. Loans past due more than 90 days and still accruing at June 30, 2006 and December 31, 2005 were $1,061 and $1,317, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the six months ended June 30:

                                                                         2006                   2005
                                                                     -----------           -------------
Balance - January 1,                                                   $ 7,133                  $ 7,177
Loans charged off:
     Commercial                                                            438                    1,127
     Real estate                                                           132                      259
     Consumer                                                            1,162                    1,038
                                                                     -----------           -------------
         Total loans charged off                                         1,732                    2,424

Recoveries of loans:
     Commercial                                                            354                      784
     Real estate                                                           199                      214
     Consumer                                                              676                      464
                                                                     -----------           -------------
         Total recoveries                                                1,229                    1,462
                                                                     -----------           -------------

Net loan charge-offs                                                      (503)                    (962)

Provision charged to operations                                          1,457                      648
                                                                     -----------           -------------
Balance - June 30,                                                     $ 8,087                  $ 6,863
                                                                     ===========           =============

Information regarding impaired loans is as follows:

                                                                     June 30,             December 31,
                                                                       2006                   2005
                                                                  ---------------      -----------------
     Balance of impaired loans                                    $    14,995          $     7,983

     Less portion for which no specific
         allowance is allocated                                         3,801                2,828
                                                                  ---------------      -----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $    11,194          $     5,155
                                                                  ===============      =================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     4,476          $     2,603
                                                                  ===============      =================

     Average investment in impaired loans year-to-date            $    15,056          $     8,315
                                                                  ===============      =================

Interest on impaired loans was $386 and $111 for the six-month periods ended June 30, 2006 and 2005, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.53% of total loans were unsecured at June 30, 2006 as compared to 3.14% at December 31, 2005.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At June 30, 2006, the contract amounts of these instruments totaled approximately $73,178, compared to $66,594 at December 31, 2005. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2006 and December 31, 2005 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

                                             FHLB                 Promissory             FRB
                                          Borrowings                Notes               Notes             Totals
                                      --------------------     -----------------    ---------------   ----------------
June 30, 2006................          $      62,118            $        5,354       $     1,417       $      68,889
December 31, 2005............          $      66,385            $        5,113       $     4,675       $      76,173

Pursuant to collateral agreements with the FHLB, advances are secured by $216,848 in qualifying mortgage loans and $5,861 in FHLB stock at June 30, 2006. Fixed-rate FHLB advances of $61,268 mature through 2010 and have interest rates ranging from 3.16% to 6.62%. In addition, variable-rate FHLB borrowings of $850 mature in 2006 and carried an interest rate of 5.43%.

At June 30, 2006, the Company had a cash management line of credit enabling it to borrow up to $35,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $34,150 available on this line of credit at June 30, 2006.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $160,628 at June 30, 2006.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 4.00% to 6.25% and are due at various dates through a final maturity date of September 30, 2008. As of June 30, 2006, a total of $3,268 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At June 30, 2006, the interest rate for the Company's FRB notes was 4.78%. Various investment securities from the Bank used to collateralize the FRB notes totaled $6,070 at June 30, 2006 and December 31, 2005.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $28,450 at June 30, 2006 and $27,950 at December 31, 2005.

Scheduled principal payments over the next five years:

                                           FHLB                 Promissory             FRB
                                        Borrowings                Notes               Notes               Totals
                                    -------------------      -----------------    ---------------    -----------------
2006                                $     16,883             $       3,166        $     1,417        $      21,466
2007                                      12,061                     2,088               ----               14,149
2008                                      18,010                       100               ----               18,110
2009                                       8,005                      ----               ----                8,005
2010                                       7,006                      ----               ----                7,006
Thereafter                                   153                      ----               ----                  153
                                    -------------------      -----------------    ---------------    -----------------
                                    $     62,118             $       5,354        $     1,417        $      68,889
                                    ===================      =================    ===============    =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (dollars in thousands, except share and per share data)

                           Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to, the risk factors discussed in Part I, Item 1A of Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Ohio Valley's other securities filings. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

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

Net income increased by $93, or 5.4%, to $1,826 for the three months ended June 30, 2006 compared to the same period in 2005. For the first six months of 2006, net income increased by $262, or 7.9%, to $3,565 compared to $3,303 for the first half of 2005. Earnings per share for the second quarter of 2006 finished at $.43, up 7.5% over the same period in 2005. Earnings per share for the first six months of 2006 grew $.07 or 9.1% to finish at $.84 per share as compared to the same period in 2005. The annualized net income to average asset ratio (ROA) and net income to average equity ratio (ROE) both improved to .95% and 12.10% during the first half of 2006, as compared to .93% and 11.71%, respectfully, for the same period in 2005. The Company accomplished these positive results by: 1) growing average loan balances by $35,565, or 6.0%, over the first half of 2005 to an all-time high of $626,828; and 2) increasing its emphasis on expense control, which helped to minimize overhead costs to just a 1.1% and 1.7% increase over the second quarter and year-to-date periods of 2005 while growing noninterest revenue by 10.0% and 7.1% over the same periods in 2005.

The Company's interest income continues to be positively impacted by the sustained rising rate environment that began in 2004. The Bank's commercial loan portfolio in particular has been significantly affected by changes in the prime interest rate, which is the rate offered on loans to borrowers with strong credit. The prime rate began June 30, 2005 at 6.00% and increased 225 basis points during the past four quarters to finish at 8.25% at June 30, 2006. Furthermore, the Company's current loan balances have responded well during the first half of 2006 as compared to December 31, 2005, growing $6,529, or 1.1%, primarily from originations in commercial and participation loans. This increase is conversely related to the same period in 2005 when the Company's current loans were down $6,270, or 1.0%, from December 31, 2004, in large part due to lower loan demand combined with increased payoffs. The rise in market rates combined with increases in average interest-earning loan balances allowed for succesful growth in the Company's net interest income of over 6.3% and 6.9% for the second quarter and year-to-date periods in 2006 as compared to the same periods in 2005. While the Company's net interest income continues to grow, pressure from the sustained rise in rates over the past year continues to impact funding costs, causing interest expense to grow at a faster pace than interest income. The faster pace of interest expense growth has caused the Company's net interest margin to grow at a decreasing pace in 2006 as compared to 2005. The Company should continue to see its net interest margin stabilize during the remainder of 2006 assuming rates stabilize.

The growth in net interest income and stable overhead expenses has resulted in much improved efficiency. The efficiency ratio, which represents the cost to generate a dollar in revenue, improved to 60.9% and 62.5% for the three-month and six-month periods ended June 30, 2006, as compared to 64.5% and 65.9%, respectively, for the same periods in 2005.

The consolidated total assets of the Company increased $3,908, or 0.5%, during the first half of 2006 to finish at $753,627, primarily due to increased loan balances and available-for-sale securities. Partially offsetting growth in loans was a $3,446 decrease in cash and noninterest bearing deposits with banks and a $1,100 decrease in federal funds sold from year-end 2005. Loans were primarily funded by an increase in the Company's total deposits, which increased $15,737 from year-end 2005. The excess funds available from the increases in deposits were used to reduce other borrowed funds and support the decline in the
Company's securities sold under agreements to repurchase ("repurchase agreements"), which decreased $7,284 and $7,919, respectively, from year-end 2005.

During the second quarter of 2006, the Company experienced an increase in its nonperforming loans, increasing from $2,516 at March 31, 2006 to $7,305 at June 30, 2006. This was due in large part to several commercial mortgages from three commercial relationships representing approximately 65.3% of total nonperforming loans.

The Company's Board of Directors approved a five-for-four stock split, effected in the form of a stock dividend, on April 13, 2005. The additional common shares issued were distributed on May 10, 2005 to stockholders of record as of April 25, 2005. References to 2005 share and per share data have been retroactively restated for this stock split.

                                  Comparison of
                               Financial Condition
                     at June 30, 2006 and December 31, 2005
                     --------------------------------------

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2006 compared to December 31, 2005. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At June 30, 2006, cash and cash equivalents had decreased $4,546, or 23.2%, to $15,070 as compared to $19,616 at December 31, 2005. Cash and cash equivalents declined during the first half of 2006 because the Company used more cash to fund increased loan volume. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities

During the first half of 2006, investment securities increased $1,216, or 1.4%, driven by an increase in U.S. government agency securities of $1,582, or 8.7%, as compared to year-end 2005. This growth was partially offset by a decrease in mortgage-backed securities of $498, or 1.0%, from year-end 2005. The growth in U.S. government agencies was the result of attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio. The Company continues to benefit from the advantages of mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $47,732, or 60.0% of total investments at June 30, 2006. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $3,640 from January 1, 2006 through June 30, 2006. The Company's focus in 2006 will be to generate interest revenue primarily through loan growth due to higher asset yields.

Loans

During the first half of 2006, total loans, the Company's primary category of earning assets, were up $6,529, or 1.1%, from year-end 2005. Total loan growth was influenced by commercial loans increasing $3,170, or 1.3%, from year-end 2005. This growth is consistent with the Company's continued emphasis on commercial lending, which generally yields a higher return on investment as compared to other types of loans. Commercial loan growth during the first half of 2006 was primarily driven by loan participations with other banks outside the Company's primary market area, which increased $5,702, or 30.1%. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. This growth in participation loans was partially offset by a decrease in the remaining commercial loan balances of $2,532, or 1.2%, in large part due to significant payoffs from three commercial real estate accounts. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (15.8% of portfolio), medical industry loans (9.9% of portfolio), hotel and motel loans (8.6% of portfolio) and land development loans (8.5% of portfolio). The primary market areas for the Company's commercial loans, excluding loan participations, are in the areas of Gallia, Jackson and Franklin counties in Ohio, which accounted for 82.0% of total originations during the first half of 2006, and the growing West Virginia markets, which accounted for 11.1% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may continue to limit loan growth during the second half of 2006.

While commercial loans comprise the largest portion of the Company's loan portfolio, generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's total real estate loan balances increased $3,287, or 1.4%, from year-end 2005 to total $238,295. Throughout the past 12 months, consumer demand for real estate loans has steadily increased due to the continuation of lower mortgage rates that have not responded as much to the documented rise in short-term interest rates. The Company's fixed-rate real estate loans have become increasingly more popular than the adjustable-rate mortgage product. A flattened yield curve influenced by these many short-term rate increases has led to a specific demand for long-term, fixed-rate real estate loans, which still remain affordable for the Company's mortgage consumers. Management continues to feel comfortable with the Company's minimal interest rate risk exposure and, as a result, the Company kept a large portion of its fixed-rate real estate originations in its portfolio during the first half of 2006. This led to an increase in fixed-rate real estate loan balances of $12,076, or 10.9%, from year-end 2005. To help further satisfy this increasing demand in fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, but has sold just $2,035 in loans during the first half of 2006, which is relatively even with the same volume in the first half of 2005. Partially offsetting this loan growth was a decrease in the Company's one-year adjustable-rate mortgage balances of $6,560, or 8.0%, as a result of the slowed volume of refinancing that had been evident during 2004 and 2005. The remaining real estate loan portfolio balances decreased, primarily from the Company's other variable-rate real estate loan products.

During the first half of 2006, consumer loans fell $3,028, or 2.1%, from year-end 2005 to $142,787. This fall in consumer volume was mostly attributable to the indirect automobile lending segment, which decreased $4,276, or 9.7%, from year-end 2005. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors and the continued rising rate environment have caused a decline in automobile loan volume. As rates have been aggressively moving up, continued competition with alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first half of 2006.

The Company recognized an increase of $3,100 in other loans from year-end 2005. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in state and municipal loans of $3,040.

The Company is pleased with its total loan growth results during the first half of 2006. With the 2006 first half loan results largely driven by unseasonable commercial loan increases, the Company expects loan volume to increase at a more moderate pace throughout the remainder of 2006. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

During the first half of 2006, the Company increased its allowance for loan losses by $954, or 13.4%, in large part due to an increase in nonperforming loan balances and loan growth since year-end 2005. Since December 31, 2005, the level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, has significantly increased from $2,557 at year-end 2005 to $7,305 at June 30, 2006. The nonperforming loan balances increased primarily from three commercial loan relationships representing 65.3% of total nonperforming loans. These commercial loans are secured by liens on commercial real estate and equipment, personal guarantees and life insurance. As a result, the Company's ratio of nonperforming loans as a percentage of total loans increased from 0.41% at year-end 2005 to 1.17% at June 30, 2006. The Company views this increase as unique in nature and not a trend that will consistently grow throughout the remainder of 2006. The Company's ratio of nonperforming assets, which includes real estate acquired through foreclosure and referred to as other real estate owned ("OREO"), as a percentage of total assets also increased from 0.62% at year-end 2005 to 1.23% at June 30, 2006. The three commercial relationships mentioned above represent 0.76% of total loans and 0.63% of total assets at June 30, 2006. While increases in impaired loan allocations based on specific reviews were necessary to adequately prepare the allowance for probable and incurred loan losses, the Company's net charge-offs decreased $459, or 47.7%, during the first half of 2006 as compared to the same period in 2005, mostly from larger commercial loan charge-offs during the first half of 2005.

As a result of higher nonperforming loan balances, the ratio of allowance for loan losses to total loans increased to 1.30% at June 30, 2006 as compared to 1.16% at December 31, 2005. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest-bearing and noninterest bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first half of 2006, total deposits were up $15,737, or 2.8%, from year-end 2005, resulting from the efforts to attract deposits to fund loan growth as well as the rise in interest rates. The change in deposits came primarily from increases in money market and time deposit balances.

Money market account balances increased $22,756, or 101.8%, during the first half of 2006, primarily from the Company's new Market Watch product, which generated $24,373 in additional deposit balances from year-end 2005. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that will compete with current market rate offerings.

Also supplementing deposit growth were time deposits, increasing $11,101, or 3.4%, from year-end 2005. Time deposits, particularly certificates of deposit ("CD's"), continue to be the most significant source of funding for the Company's earning assets during the six months ending June 30, 2006, making up 58.5% of total deposits. The Company's retail CD balances increased $10,932, or 3.3%, from year-end 2005 while wholesale funding deposits (i.e., brokered and network CD issuances) remained relatively stable from year-end 2005. As interest rates have continued to rise, wholesale funding rates from brokered and network CD deposits have increased at a faster pace than funding rates on retail CD deposits making retail CD deposits more affordable and cost effective to utilize as a loan funding source.

Deposit growth was partially offset by a $9,038, or 9.5%, decrease in the Company's interest-bearing demand deposits from year-end 2005. This was largely affected by a decrease in the Company's Gold Club NOW product, which lowered by $10,671, or 24.5%, from year-end 2005, due to the success of the aforementioned Market Watch product, which caused this deposit balance shift from NOW account balances. Furthermore, the Company's interest-free funding source, noninterest bearing demand deposits, decreased $9,078, or 19.7%, from year-end 2005, primarily from seasonal decreases in business checking balances from several large commercial accounts.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth in retail CD balances. The Company will continue to target growth in these retail funds during the second half of 2006, reflecting the Company's efforts to reduce its reliance on higher cost funding.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $7,919, or 27.2%, from year-end 2005. This decline was mostly due to typical seasonal fluctuations of two commercial accounts in the first quarter of 2006.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. During the first half of 2006, other borrowed funds were down $7,284, or 9.6%, from year-end 2005, primarily due to the continued emphasis on retail deposits as the primary source of funding for growth in earning assets. Management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at June 30, 2006 of $60,064 was up $793, or 1.3%, as compared to the balance of $59,271 on December 31, 2005. Contributing most to this increase was year-to-date net income of $3,565. Partially offsetting the growth in capital were cash dividends paid of $1,401, or $.33 per share year-to-date, and an increase in the amount of treasury stock repurchases. The Company had treasury stock totaling $8,870 at June 30, 2006, an increase of $621 as compared to the total at year-end 2005. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Company's Board of Directors has authorized the repurchase of up to 175,000 shares of the Company's common stock through open market and privately negotiated purchases between February 16, 2006 and August 16, 2006. As of June 30, 2006, 9,964 shares had been repurchased pursuant to that program.

Further offsetting the growth in capital was a decrease in the market value of available-for-sale securities held by the Company, which lowered shareholders' equity by $750, net of deferred income taxes. At June 30, 2006, the Company had an unrealized loss, net of deferred income taxes, of $1,981, compared to an unrealized loss, net of deferred income taxes, of $1,231 at December 31, 2005. The Company has approximately 84.8% of its securities classified as available-for-sale. As a result, the securities and shareholders' equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the Company held more securities which could be classified as held-to-maturity.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                          Ended June 30, 2006 and 2005
                    ----------------------------------------

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ending June 30, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements as well as short and long-term borrowings. For the second quarter of 2006, net interest income exceeded the same quarterly period in 2005 by $430, or 6.3%. Through the first six months of 2006, net interest income increased $946, or 6.9%, as compared to the same period in 2005. The increase in quarterly and year-to-date net interest income is primarily due to growth in earning assets and improvement in the net interest margin in relation to the sustained rising rate environment with significant increases in short-term rates over the past year.

Total interest income increased $1,919, or 17.3%, for the second quarter of 2006 and increased $3,607, or 16.3%, through the first half of 2006 as compared to the same periods in 2005. Growth in 2006's year-to-date average earning assets of $35,086, or 5.2%, as compared to the same period in 2005 was complemented with a 70 basis point increase in asset yields, growing from 6.61% to 7.31% for the same time periods. The growth in average earning assets was largely comprised of commercial loan participations as well as real estate mortgages since June 2005. The significant change in asset yields can be attributed to the rising rate environment that has generated consistent increases in short-term interest rates that have been evident since June 2004. Between June 2004 and June 2006, the Federal Reserve's Open Market Committee has increased the target federal funds rate 425 basis points, causing a similar increase in short-term market interest rates. The Company's commercial and participation loan portfolios were most sensitive to the increase in short-term interest rates, with weighted average loan yields up 106 basis points from 6.48% at June 30, 2005 to 7.54% at June 30, 2006. Market driven longer-term interest rates have risen very little during this same period, causing the Company's real estate loan portfolio yields to increase at a slower pace than commercial and participation loans.

Total interest expense increased $1,489, or 34.5%, for the second quarter of 2006 and increased $2,661, or 31.5%, through the first half of 2006 as compared to the same periods in 2005 as a result of higher rates and larger average earning asset balances which required additional funding. The increase came mostly from interest expense incurred on the Bank's CD account deposits, which have been more responsive to the rising rate environment experienced since June 2005. The weighted average cost of the Bank's CD balances grew 81 basis points from 3.16% at June 30, 2005 to 3.97% at June 30, 2006. The change in interest expense was further impacted by the Company's money market accounts largely due to the new Market Watch product added in 2005 with tiered market rates that compete well with other such rate offerings in the Company's existing market areas. As a result of the continued rise in rates, the Bank's weighted average funding costs have increased 65 basis points from June 30, 2005 to June 30, 2006.

The Federal Reserve's actions to increase interest rates over the past year has been effective in allowing asset yields to grow. This, combined with the Company's emphasis on profitable loan pricing, has contributed to growth in the net interest margin, increasing 1 basis point to 4.09% for the second quarter of 2006 and increasing 7 basis points to 4.17% for the year-to-date period ended June 30, 2006 as compared to the same time periods in 2005. However, additional pressures have been felt by increased funding costs in relation to the same sustained rising rate environment resulting in a compression of the Company's net interest margin since year-end 2005. This is evident when comparing the Company's second quarter net interest margin of 4.09% at June 30, 2006 to the previous linked quarter at March 31, 2006 of 4.24%, a decrease of 15 basis points. While the frequency and size of changes in market interest rates are difficult to predict, management believes that the end of future interest rate increases is near and that such market rates should continue to stabilize for the remainder of 2006. The anticipated combinations of modest earning asset growth and a compressing net interest margin should continue to stabilize net interest income growth for the remainder of 2006. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk of this Form 10-Q.

Provision for Loan Losses

Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. During the first half of 2006, provision expense increased $809 over the same time period in 2005. This increase is primarily a direct result of the Company's increase in nonperforming loan balances and increasing rate of loan growth over the 12 months ended June 30, 2006. At June 30, 2006, the Company's nonperforming loan balances had increased to $7,305, compared to $2,557 at year-end 2005 and $2,824 at June 30, 2005 as a result of the three commercial relationships already discussed under the caption "Allowance for Loan Losses" within this management's discussion and analysis. As a result, through the first half of 2006, the ratio of the Company's nonperforming loans to total loans increased to 1.17%, compared to 0.41% at December 31, 2005 and .48% at June 30, 2005, while nonperforming assets to total assets also increased to 1.23%, compared to .62% and .67% for the same time periods. Management believes that the allowance for loan losses is adequate and reflective of probable losses in the portfolio. The allowance for loan losses was 1.30% of total loans at June 30, 2006, up from 1.16% at December 31, 2005. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Net interest income was supplemented by growth in total noninterest income, increasing $141, or 10.0%, during the second quarter of 2006 and $189, or 7.1%, through the first half of 2006 as compared to the same time periods in 2005. Quarterly and year-to-date results were impacted most by earnings from the Company's bank owned life insurance ("BOLI") contracts, which increased $126, or 87.5%, and $165, or 56.5%, in 2006 as compared to the same periods in 2005, respectively. BOLI activity was impacted by additional investments in life insurance contracts purchased, higher earnings rate on such contracts and life insurance proceeds received in June 2006. Since June 30, 2005, the Company's investment in BOLI has increased $1,814, or 12.8%. Other noninterest income was also up $41, or 10.7%, during the second quarter of 2006 and $100, or 14.3%, through the first half of 2006 as compared to the same time periods in 2005. Debit card interchange fees were the key drivers of other noninterest income, increasing $18, or 17.7%, in the second quarter of 2006 and $35, or 17.3%, through the first half of 2006 as compared to the same time periods in 2005. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago. The Company's customers used their Jeanie(R) Plus debit cards to complete 484,188 transactions during the first half of 2006, up 21.4% from the 398,734 transactions during the same period in 2005, derived mostly from gasoline and restaurant purchases. Other noninterest income growth also came from gains on sale of OREO and insurance commission sales from loan originations. Partially offsetting the increases from BOLI and other noninterest revenue was a decrease in the Company's service charge on deposit accounts, lowering $29, or 3.6%, during 2006's second quarter and $76, or 5.0%, during the first half of 2006 as compared to the same time periods in 2005, due to the growth in the number of service charge free checking accounts (Easy Checking) which also feature no minimum balance requirements.

Noninterest Expense

The Company remains committed to improving efficiency by placing strong emphasis on overhead expense control. During the second quarter of 2006, total noninterest expense was up $56, or 1.1%, as compared to the same period in 2005. Through the first half of 2006, noninterest expense was up $179, or 1.7%, as compared to the same period in 2005. Contributing most to the quarterly and year-to-date increase were salaries and employee benefits, the Company's largest noninterest expense item, which increased $87, or 2.8%, for the second quarter of 2006 and $200, or 3.2%, for the first half of 2006 as compared to the same time periods in 2005. This increase was largely due to higher salaries and benefit costs from annual salary adjustments as well as higher accrued incentive costs based on the Company's higher earnings per share reflected in the first two quarters of 2006. Data processing expenses also increased $31, or 18.5%, during the second quarter of 2006 and $85, or 25.7%, during the first half of 2006 as compared to the same time periods in 2005, primarily from the transactional volume increase in the Company's Jeanie(R) Plus debit cards. Increases in personnel and data processing costs were partially offset by a decrease in occupancy, furniture and equipment expenses, which were down $20, or 3.3%, during the second quarter of 2006 and $48, or 3.9%, during the first half of 2006 as compared to the same time periods in 2005. This was in large part due to the maturities of depreciation terms on several asset acquisitions from previous years as well as the decreasing nature of current depreciable assets that have incurred lower depreciation expense during 2006. Other noninterest expense was down $42, or 3.0%, during the second quarter of 2006 and $58, or 1.8%, during the first half of 2006 as compared to the same time periods in 2005, primarily from non-recurring accounting costs paid in 2005 to comply with the internal controls and other requirements of the Sarbanes-Oxley Act of 2002.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                                       Company Ratios                 Regulatory           Well
                                                 6/30/06            12/31/05            Minimum         Capitalized
                                                 -------            --------          ----------        -----------
Tier 1 risk-based capital                         12.4%               12.3%             4.00%              6.0%

Total risk-based capital ratio                    13.6%               13.5%             8.00%             10.0%

Leverage ratio                                     9.8%                9.9%             4.00%              5.0%

Cash dividends paid of $1,401 for the first half of 2006 represent a 4.7% increase over the cash dividends paid during the same period in 2005. The quarterly dividend rate increased from $0.16 per share in 2005 to $0.17 per share in 2006. The dividend rate has increased in proportion to the consistent growth in retained earnings. At June 30, 2006, approximately 80% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with banks, held-to-maturity securities maturing within one year and securities available-for-sale of $83,173 represented 11.0% of total assets at June 30, 2006. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2006, the Bank could borrow an additional $70,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

                          Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or whole. To achieve this task, the Company has created a quarterly report ("Watchlist") which lists the loans from each loan portfolio that management deems to be potential credit risks. The criteria to be placed on this report are: past due 60 or more days, nonaccrual and loans management has determined to be potential problem loans. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee, which consists of the President of the Company and members of senior management with lending authority. The function of the Committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the allowance for loan losses and other credit related issues. The Committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk). After the Committee evaluates each relationship listed in the report, a specific loss allocation may be assessed. The specific allocation is currently made up of amounts allocated to the commercial and real estate loan portfolios.

Included in the specific allocation analysis are impaired loans, which consist of loans with balances of $200 or more on nonaccrual status or non-performing in nature. These loans are also individually analyzed and a specific allocation may be assessed based on expected credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Any changes in the impaired allocation will be reflected in the total specific allocation.

The second component (general allowance) is based upon total loan portfolio balances minus loan balances already reviewed (specific allocation). The Large Loan Review Committee evaluates credit analysis reports that provide management with a "snapshot" of information on borrowers with larger-balance loans (aggregate balances of $1,000 or greater), including loan grades, collateral values, and other factors. A list is prepared and updated quarterly that allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) are not specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses. This risk factor reflects an actual 1 year or 3 year performance evaluation of credit losses per loan portfolio, whichever is greater. The risk factor is achieved by taking the average net charge-off per loan portfolio for the last 12 or 36 consecutive months, whichever is greater, and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the greater of the 12 or 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal due. These areas are: 1) delinquency trends, 2) current local economic conditions, 3) non-performing loan trends, 4) recovery vs. charge-off, and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the degree of impact it may have on the allowance. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in a total of ten counties in Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The following table presents the Company's estimated net interest income sensitivity:

                                                       June 30, 2006                        December 31, 2005
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       ------------------------                    --------------------                   --------------------
                 +300                                     (5.54%)                               (3.35%)
                 +200                                     (2.38%)                                (.86%)
                 +100                                      (.55%)                                (.09%)
                 -100                                       .34%                                 (.25%)
                 -200                                       .29%                                 (.45%)

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At June 30, 2006, the Company's analysis of net interest income reflects a modest liability sensitive position. Based on current assumptions, an instantaneous increase in interest rates would negatively impact net interest income primarily due to variable-rate loans reaching their annual interest rate cap or potentially their lifetime interest rate cap. Furthermore, in a rising rate environment, the prepayment amounts on loans and mortgage-backed securities slow down, producing less cash flow to reinvest at higher interest rates. In an instantaneous decrease in interest rates, the analysis reflects a balanced interest rate risk profile which produces a nominal increase in net interest income. As compared to December 31, 2005, the Company's interest rate risk profile has become more liability sensitive in anticipation of interest rates peaking in 2006 and potentially decreasing in 2007.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Ohio Valley's President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that Ohio Valley's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Ohio Valley or any of its subsidiaries is a party, other than ordinary, routine litigation incidental to their respective businesses. In the opinion of Ohio Valley's management, these proceedings should not, individually or in the aggregate, have a material effect on Ohio Valley's results of operations or financial condition.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a) Not Applicable.

              (b) Not Applicable.

              (c) The following   table  provides   information  regarding  Ohio
                  Valley's repurchases of its common shares during the fiscal quarter ended June 30, 2006:

                                                  ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
      Period                  Purchased       Common Share        Plans or Programs            Programs
-------------------         --------------- ------------------- ------------------------ ----------------------
April 1 - 30, 2006                 573           $25.15                 573                     165,801
May 1 - 31, 2006                   765           $25.15                 765                     165,036
June 1 - 30, 2006                 ----            ----                 ----                     165,036
                            --------------- ------------------- ------------------------ ----------------------
TOTAL                            1,338           $25.15               1,338                     165,036
                            =============== =================== ======================== ======================

(1) On June 15, 1999, Ohio Valley's Board of Directors authorized a stock repurchase program to repurchase up to 175,000 of Ohio Valley's common shares through open market and privately negotiated purchases. Ohio Valley's Board of Directors has approved annual extensions to the plan. Most recently, the Board of Directors extended the stock repurchase program from August 16, 2006 to February 16, 2007, and authorized Ohio Valley to repurchase up to 175,000 of its common shares through open market and privately negotiated purchases. The timing of the purchases, the prices paid and actual number of shares purchased will depend upon market conditions and limitations imposed by applicable federal securities laws.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 10, 2006 for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Four directors, Anna P. Barnitz, Roger D. Williams, Lannes C. Williamson and Thomas E. Wiseman were nominated for reelection and were reelected. The summary of voting of the 3,498,157 shares outstanding is as follows:

                                                                            Broker
Director Candidate                     For         Withheld    Abstain     Non-Votes
------------------                 ------------    --------    --------    ---------
Anna P. Barnitz                     3,469,896       28,261       ----         ----
Roger D. Williams                   3,472,951       25,206       ----         ----
Lannes C. Williamson                3,472,951       25,206       ----         ----
Thomas E. Wiseman                   3,470,411       27,746       ----         ----

ITEM 5.       OTHER INFORMATION

              Not Applicable.

ITEM 6.       EXHIBITS

              (a)  Exhibits:
              Reference is made to the Exhibit Index set forth immediately following the signature page of this Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OHIO VALLEY BANC CORP.


Date:  August 8, 2006            By:  /s/ Jeffrey E. Smith
                                      ------------------------------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  August 8, 2006            By:  /s/ Scott W. Shockey
                                      ------------------------------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following table:

    Exhibit Number                                 Exhibit Description
----------------------             ---------------------------------------------

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

         31.1                      Rule  13a-14 (a) / 15d-14(a)    Certification
                                   (Principal Executive Officer).Filed herewith.

         31.2                      Rule  13a-14 (a) / 15d-14(a)    Certification
                                   (Principal Financial Officer).Filed herewith.

         32                        Section    1350    Certification   (Principal
                                   Executive Officer and Principal Financial Officer). Filed herewith.