Form 10-Q
period 2006-09-30
OHIO VALLEY BANC CORP
filed 2006-11-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2006

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

The number of common shares of the registrant outstanding as of November 8, 2006 was 4,209,353.

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

  Item 4.  Controls and Procedures............................................23

PART II - OTHER INFORMATION...................................................23

  Item 1.   Legal Proceedings.................................................23

  Item 1A.  Risk Factors......................................................23

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......24

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

EXHIBIT INDEX.................................................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                          September 30,                December 31,
                                                                              2006                        2005
                                                                        -----------------           -----------------

ASSETS
Cash and noninterest-bearing deposits with banks                        $      15,125               $        18,516
Federal funds sold                                                              9,900                         1,100
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                           25,025                        19,616
Interest-bearing deposits in other financial institutions                         515                           510
Securities available-for-sale                                                  68,972                        66,328
Securities held-to-maturity (estimated fair value:
   2006 - $13,800; 2005 - $12,373)                                             13,519                        12,088
FHLB stock                                                                      5,946                         5,697
Total loans                                                                   628,811                       617,532
    Less: Allowance for loan losses                                            (8,285)                       (7,133)
                                                                        -----------------           -----------------
     Net loans                                                                620,526                       610,399
Premises and equipment, net                                                     9,908                         8,299
Accrued income receivable                                                       3,383                         2,819
Goodwill                                                                        1,267                         1,267
Bank owned life insurance                                                      15,906                        15,962
Other assets                                                                    7,234                         6,734
                                                                        -----------------           -----------------
          Total assets                                                  $     772,201               $       749,719
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $      72,363               $        82,561
Interest-bearing deposits                                                     526,673                       480,305
                                                                        -----------------           -----------------
     Total deposits                                                           599,036                       562,866
Securities sold under agreements to repurchase                                 19,923                        29,070
Other borrowed funds                                                           66,498                        76,173
Subordinated debentures                                                        13,500                        13,500
Accrued liabilities                                                            12,066                         8,839
                                                                        -----------------           -----------------
          Total liabilities                                                   711,023                       690,448

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
   shares authorized; 2006 - 4,626,339 shares issued;
   2005 - 4,626,336 shares issued)                                              4,626                         4,626
Additional paid-in capital                                                     32,282                        32,282
Retained earnings                                                              35,106                        31,843
Accumulated other comprehensive loss                                           (1,356)                       (1,231)
Treasury stock, at cost (2006 - 410,220 shares;
   2005 - 361,365 shares)                                                      (9,480)                       (8,249)
                                                                        -----------------           -----------------
         Total shareholders' equity                                            61,178                        59,271
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $     772,201               $       749,719
                                                                        =================           =================

                  See notes to consolidated financial statements
                                        3

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                              Three months ended                    Nine months ended
                                                                September 30,                         September 30,
                                                           2006               2005                2006               2005
                                                      ---------------    ----------------    ---------------    ---------------
Interest and dividend income:
     Loans, including fees                            $      12,410      $        10,933     $      36,279      $      31,259
     Securities
         Taxable                                                714                  651             2,097              1,990
         Tax exempt                                             117                  117               344                359
     Dividends                                                   85                   68               249                195
     Other Interest                                              81                    4               112                 37
                                                      ---------------    ----------------    ---------------    ---------------
                                                             13,407               11,773            39,081             33,840

Interest expense:
     Deposits                                                 4,964                3,349            13,341              9,291
     Securities sold under agreements to repurchase             244                  183               655                426
     Other borrowed funds                                       761                  859             2,448              2,569
     Subordinated debentures                                    330                  287               952                828
                                                      ---------------    ----------------    ---------------    ---------------
                                                              6,299                4,678            17,396             13,114
                                                      ---------------    ----------------    ---------------    ---------------
Net interest income                                           7,108                7,095            21,685             20,726
Provision for loan losses                                       474                  501             1,931              1,148
                                                      ---------------    ----------------    ---------------    ---------------
     Net interest income after provision for loan             6,634                6,594            19,754             19,578
     losses

Noninterest income:
     Service charges on deposit accounts                        806                  783             2,245              2,299
     Trust fees                                                  56                   54               165                161
     Income from bank owned life insurance                      270                  149               727                440
     Gain on sale of loans                                       21                   32                75                 88
     Other                                                      463                  375             1,263              1,076
                                                      ---------------    ----------------    ---------------    ---------------
                                                              1,616                1,393             4,475              4,064
Noninterest expense:
     Salaries and employee benefits                           3,278                3,244             9,803              9,570
     Occupancy                                                  347                  327               999                978
     Furniture and equipment                                    268                  310               811                902
     Data processing                                            197                  170               613                501
     Other                                                    1,573                1,406             4,434              4,325
                                                      ---------------    ----------------    ---------------    ---------------
                                                              5,663                5,457            16,660             16,276
                                                      ---------------    ----------------    ---------------    ---------------

Income before income taxes                                    2,587                2,530             7,569              7,366
Provision for income taxes                                      770                  794             2,187              2,328
                                                      ---------------    ----------------    ---------------    ---------------

NET INCOME                                            $       1,817      $         1,736     $       5,382      $       5,038
                                                      ===============    ================    ===============    ===============

Earnings per share                                    $         .43      $           .41     $        1.27      $        1.18
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
--------------------------------------------------------------------------------


                                                                 Three months ended                    Nine months ended
                                                                    September 30,                         September 30,
                                                               2006               2005               2006              2005
                                                         ---------------      ------------      -------------      ------------
Balance at beginning of period                           $    60,064          $    58,041       $    59,271        $    56,579

Comprehensive income:
     Net income                                                1,817                1,736             5,382              5,038
     Change in unrealized loss
      on available-for-sale securities                           948                 (509)             (188)              (826)
     Income tax effect                                          (322)                 173                64                281
                                                         ---------------      ------------      -------------      ------------
         Total comprehensive income                            2,443                1,400             5,258              4,493

Proceeds from issuance of common
     stock through dividend reinvestment plan                   ----                 ----              ----               ----

Cash paid in lieu of fractional shares
     in stock split                                             ----                 ----              ----                (12)

Cash dividends                                                  (719)                (684)           (2,120)            (2,022)

Shares acquired for treasury                                    (610)                (282)           (1,231)              (563)
                                                         ---------------      ------------      -------------      ------------

Balance at end of period                                 $    61,178          $    58,475       $    61,178        $    58,475
                                                         ===============      ============      =============      ============

Cash dividends per share                                 $      0.17          $      0.16       $      0.50        $      0.47
                                                         ===============      ============      =============      ============

Shares from stock split, 25%
        Common stock                                            ----                 ----              ----            922,030
                                                         ===============      ============      =============      ============
        Treasury stock                                          ----                 ----              ----             64,742
                                                         ===============      ============      =============      ============

Shares from common stock issued
     through dividend reinvestment plan

                                                                   1                   18                 3                 20
                                                         ===============      ============      =============      ============

Shares acquired for treasury                                  24,191               11,004            48,855             21,763
                                                         ===============      ============      =============      ============

                 See notes to consolidated financial statements
                                        5

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                     Nine months ended
                                                                                       September 30,
                                                                              2006                           2005
                                                                        ---------------               ---------------

Net cash provided by operating activities:                              $    9,850                    $     8,557

Investing activities:
     Proceeds from maturities of securities available-for-sale               8,502                         17,634
     Purchases of securities available-for-sale                            (11,404)                       (13,964)
     Proceeds from maturities of securities held-to-maturity                    42                            700
     Purchases of securities held-to-maturity                               (1,480)                        (1,000)
     Change in interest-bearing deposits in other financial
       institutions                                                             (5)                            33
     Net change in loans                                                   (12,164)                        (8,261)
     Proceeds from sale of other real estate owned                             255                            100
     Proceeds from sale of premises and equipment                             ----                             87
     Purchases of premises and equipment                                    (2,358)                          (595)
     Proceeds from bank owned life insurance                                   174                           ----
     Purchases of bank owned life insurance                                   ----                           (395)
                                                                        ---------------               ---------------
         Net cash (used in) investing activities                           (18,438)                        (5,661)

Financing activities:
     Change in deposits                                                     36,170                          9,745
     Cash dividends                                                         (2,120)                        (2,022)
     Cash paid in lieu of fractional shares in stock split                    ----                            (12)
     Purchases of treasury stock                                            (1,231)                          (563)
     Change in securities sold under agreements to repurchase               (9,147)                       (16,662)
     Proceeds from long-term borrowings                                      5,000                         13,520
     Repayment of long-term borrowings                                     (11,131)                       (13,529)
     Change in other short-term borrowings                                  (3,544)                         5,712
                                                                        ---------------               ---------------
         Net cash from (used in) financing activities                       13,997                         (3,811)
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                          5,409                           (915)
Cash and cash equivalents at beginning of period                            19,616                         16,279
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $   25,025                    $    15,364
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $   16,135                    $    13,008
     Cash paid for income taxes                                              2,856                          2,525
     Non-cash transfers from loans to other real estate owned                  106                             68

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2006, and its results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2006. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (US GAAP) that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2005 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,228,798 and 4,270,276 for the three months ended September 30, 2006 and 2005, respectively. Weighted average shares outstanding were 4,239,291 and 4,282,089 for the nine months ended September 30, 2006 and 2005, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented. The weighted average number of shares outstanding in 2005 has been retroactively adjusted to reflect the effect of the stock split in 2005.

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

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                  September 30,         December 31,
                                                                      2006                  2005
                                                               ------------------    -------------------
         Commercial and industrial loans                           $242,196                $236,536
         Real estate loans                                          240,076                 235,008
         Consumer loans                                             142,271                 145,815
         Other loans                                                  4,268                     173
                                                               ------------------    -------------------
                                                                 $  628,811              $  617,532
                                                               ==================    ===================

At September 30, 2006 and December 31, 2005, loans on nonaccrual status were approximately $7,252 and $1,240, respectively. Loans past due more than 90 days and still accruing at September 30, 2006 and December 31, 2005 were $1,311 and $1,317, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the nine months ended September 30:

                                                                         2006                   2005
                                                                     -----------           -------------

Balance - January 1,                                                   $ 7,133                 $  7,177
Loans charged off:
     Commercial                                                            524                    1,166
     Real estate                                                           139                      215
     Consumer                                                            1,645                    1,596
                                                                     -----------           -------------
         Total loans charged off                                         2,308                    2,977

Recoveries of loans:
     Commercial                                                            402                      848
     Real estate                                                           203                      166
     Consumer                                                              924                      642
                                                                     -----------           -------------
         Total recoveries of loans                                       1,529                    1,656
                                                                     -----------           -------------

Net loan charge-offs                                                      (779)                  (1,321)

Provision charged to operations                                          1,931                    1,148
                                                                     -----------           -------------
Balance - September 30,                                                $ 8,285                  $ 7,004
                                                                     ===========           =============

Information regarding impaired loans is as follows:

                                                                   September 30,          December 31,
                                                                       2006                  2005
                                                                  ---------------      -----------------
     Balance of impaired loans                                    $    13,602          $     7,983

     Less portion for which no specific
         allowance is allocated                                         3,162                2,828
                                                                  ---------------      -----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $    10,440          $     5,155
                                                                  ===============      =================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     4,148          $     2,603
                                                                  ===============      =================

     Average investment in impaired loans year-to-date            $    13,680          $     8,315
                                                                  ===============      =================

Interest on impaired loans was $495 and $217 for the nine-month periods ended September 30, 2006 and 2005, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.64% of total loans were unsecured at September 30, 2006 as compared to 3.14% at December 31, 2005.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At September 30, 2006, the contract amounts of these instruments totaled approximately $78,494, compared to $66,594 at December 31, 2005. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2006 and December 31, 2005 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

                                             FHLB                 Promissory             FRB
                                           Borrowings                Notes              Notes              Totals
                                      --------------------     -----------------    ---------------   ----------------
September 30, 2006............        $      56,254            $        5,423       $     4,821       $      66,498
December 31, 2005.............        $      66,385            $        5,113       $     4,675       $      76,173

Pursuant to collateral agreements with the FHLB, advances are secured by $218,811 in qualifying mortgage loans and $5,946 in FHLB stock at September 30, 2006. Fixed-rate FHLB advances of $56,254 mature through 2010 and have interest rates ranging from 3.16% to 6.62%. The Company had no variable-rate FHLB borrowings at September 30, 2006.

At September 30, 2006, the Company had a cash management line of credit enabling it to borrow up to $35,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $35,000 available on this line of credit at September 30, 2006.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $162,082 at September 30, 2006.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 4.00% to 6.25% and are due at various dates through a final maturity date of September 30, 2008. As of September 30, 2006, a total of $3,268 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At September 30, 2006, the interest rate for the Company's FRB notes was 5.04%. Various investment securites from the Bank used to collateralize the FRB notes totaled $6,070 at September 30, 2006 and December 31, 2005.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $44,950 at September 30, 2006 and $27,950 at December 31, 2005.

Scheduled principal payments over the next five years:

                                            FHLB                 Promissory             FRB
                                         Borrowings                Notes               Notes              Totals
                                    -------------------      -----------------    ---------------    -----------------
2006                                $     11,019             $       3,235        $     4,821        $      19,075
2007                                      12,061                     2,088               ----               14,149
2008                                      18,010                       100               ----               18,110
2009                                       8,005                      ----               ----                8,005
2010                                       7,006                      ----               ----                7,006
Thereafter                                   153                      ----               ----                  153
                                    -------------------      -----------------    ---------------    -----------------
                                    $     56,254             $       5,423        $     4,821        $      66,498
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

Net income increased by $81, or 4.7%, to $1,817 for the three months ended Serptember 30, 2006, compared to the same period in 2005. For the first nine months of 2006, net income increased by $344, or 6.8%, to $5,382, compared to $5,038 for the first nine months of 2005. Earnings per share for the third quarter of 2006 finished at $.43, up 4.9% over the same period in 2005. Earnings per share for the first nine months of 2006 grew $.09, or 7.6%, to finish at $1.27 per share as compared to the same period in 2005. The annualized net income to average asset ratio (ROA) and net income to average equity ratio (ROE) improved to .95% and 12.07% during the first nine months of 2006, as compared to ..93% and 11.76%, respectfully, for the same periods in 2005. The Company accomplished these positive results by: 1) growing average loan balances by $31,694, or 5.3%, over the first nine months of 2005 to an all-time high of $626,796; and 2) increasing its emphasis on expense control, which helped to minimize overhead costs to just a 3.8% and 2.4% increase over the third quarter and year-to-date periods of 2005 while growing noninterest revenue by 16.0% and 10.1% over the same periods in 2005.

The Company's net interest income for the nine-month period of 2006 exceeded the year-to-date income of 2005, increasing $959, or 4.6%. The increase has been in large part due to growth in average-earning assets and higher market rates that have been instituted by the Federal Reserve. The Bank's commercial loan portfolio in particular has been significantly affected by changes in the prime interest rate, which is the rate offered on loans to borrowers with strong credit. The prime rate began September 30, 2005 at 6.75% and increased 150 basis points during the past four quarters to finish at 8.25% at September 30, 2006. Year-to-date average earning asset yields are up 68 basis points to finish at 7.36% at September 30, 2006 as compared to the same period in 2005. Furthermore, the Company experienced loan growth of $11,279, or 1.8%, during the nine-month period of 2006, which has outpaced the growth in loans of $6,884, or 1.1%, during the same period in 2005, primarily from originations in commercial and participation loans.

Partially offsetting the increase in net interest income was a contraction in the net interest margin. While the Company's net interest income continues to grow, pressure from the sustained rise in rates over the past year continues to impact funding costs, causing interest expense to grow at a faster pace than interest income. The faster pace of interest expense growth has caused the Company's net interest income to grow at a decreasing pace during 2006 as compared to 2005. Furthermore, the Company's net interest income and net interest margin have been negatively affected by an increase in loans on nonaccrual status, which have increased $6,012 from year-end 2005 to finish at $7,252 at September 30, 2006. This was due in large part to several commercial mortgages from two commercial relationships representing approximately 78.0% of total loans on nonaccrual status. As a result of these interest rate pressures, the Company's year-to-date net interest margin has decreased from 4.11% at September 30, 2005 to 4.10% at September 30, 2006. With the Company's balance sheet being in a liability sensitive position, continued pressures are expected to negatively impact the net interest margin for the remainder of 2006.

The growth in net interest income and stable overhead expenses has resulted in much improved efficiency. The efficiency ratio, which represents the cost to generate a dollar in revenue, improved to 63.1% for the nine-month period ended September 30, 2006, as compared to 65.2% for the same period in 2005.

The consolidated total assets of the Company increased $22,482, or 3.0%, during the first nine months of 2006 to finish at $772,201, primarily due to increased loan and federal funds sold balances, which increased $11,279 and $8,800, respectively, from year-end 2005. Loans were primarily funded by an increase in the Company's interest-bearing deposits, which increased $46,368 from year-end 2005. The excess funds available from the increases in interest-bearing deposits were used to reduce other borrowed funds and support the decline in the
Company's securities sold under agreements to repurchase ("repurchase agreements"), which decreased $9,675 and $9,147, respectively, from year-end 2005.

The Company's Board of Directors approved a five-for-four stock split, effected in the form of a stock dividend, on April 13, 2005. The additional common shares issued were distributed on May 10, 2005 to stockholders of record as of April 25, 2005. References to 2005 share and per share data have been retroactively restated for this stock split.

                                  Comparison of
                               Financial Condition
                   at September 30, 2006 and December 31, 2005
                   -------------------------------------------

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2006 compared to December 31, 2005. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At September 30, 2006, cash and cash equivalents had increased $5,409, or 27.6%, to $25,025 as compared to $19,616 at December 31, 2005. This increase was primarily attributable to the Company's improved liquidity position from aggressive time deposit growth that produced excess federal funds sold of $9,900 at September 30, 2006 as compared to $1,100 in federal funds sold at year-end 2005. Cash and noninterest-bearing deposits with banks decreased by $3,391, or 18.3%, due to increased funding needs related to the growth in the loan portfolio, primarily in the first quarter of 2006. While down from year-end 2005, management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities

During the nine-month period of 2006, investment securities increased $4,075, or 5.2%, driven by increases in U.S. government agency securities of $4,497, or 24.8%, and municipal bonds of $1,439, or 12.0%, as compared to year-end 2005. The growth in U.S. government agencies and municipal bonds was the result of attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio. This growth was partially offset by a decrease in mortgage-backed securities of $1,861, or 3.9%, from year-end 2005. The Company continues to benefit from the advantages of mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $46,369, or 56.2% of total investments at September 30, 2006. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $5,510 from January 1, 2006 through September 30, 2006. For the remainder of 2006, the Company's focus will be to generate interest revenue primarily through loan growth due to higher asset yields.

Loans

During the nine-month period of 2006, total loans, the Company's primary category of earning assets, were up $11,279, or 1.8%, from year-end 2005. Most of this year-to-date increase occurred in 2006's first quarter period where loans were up from year-end 2005 by $8,841, or 1.4%. Total loan growth was mostly influenced by commercial loans increasing $5,660, or 2.4%, from year-end 2005.

This growth is consistent with the Company's continued emphasis on commercial lending, which generally yields a higher return on investment as compared to other types of loans. Commercial loan growth during the nine-month period of 2006 was primarily driven by loan participations with other banks outside the Company's primary market area, which increased $7,391, or 39.1%. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. This growth in participation loans was partially offset by a decrease in the remaining commercial loan balances of $2,463, or 1.1%, in large part due to significant payoffs from three commercial real estate accounts. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (16.4% of portfolio), medical industry loans (13.3% of portfolio), land development loans (9.7% of portfolio), and hotel and motel loans (8.4% of portfolio). The primary market areas for the Company's commercial loans, excluding loan participations, are in the areas of Gallia, Jackson, Pike and Franklin counties in Ohio, which accounted for 76.0% of total originations during the first nine months of 2006, and the growing West Virginia markets, which accounted for 11.9% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may continue to limit loan growth during the remainder of 2006.

While commercial loans comprise the largest portion of the Company's loan portfolio, generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's total real estate loan balances increased $5,068, or 2.2%, from year-end 2005 to total $240,076. Throughout the past 12 months, consumer demand for real estate loans has steadily increased due to the continuation of lower mortgage rates that have not responded as much to the documented rise in short-term interest rates. The Company's fixed-rate real estate loans have become increasingly more popular than the adjustable-rate mortgage product. A flattened yield curve influenced by these many short-term rate increases has led to a specific demand for long-term, fixed-rate real estate loans, which still remain affordable for the Company's mortgage consumers. Management continues to feel comfortable with the Company's minimal interest rate risk exposure and, as a result, the Company kept a large portion of its fixed-rate real estate originations in its portfolio during the nine-month period of 2006. This led to an increase in fixed-rate real estate loan balances of $16,264, or 14.6%, from year-end 2005. To help further satisfy this increasing demand in fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, but has sold just $2,731 in loans during the first nine months of 2006, which is relatively even with the same volume in the first nine months of 2005. Partially offsetting real estate loan growth was a decrease in the Company's one-year adjustable-rate mortgage balances of $10,348, or 12.6%, as a result of the slowed volume of refinancing that had been more aggressive during the 2004 and 2005 periods. The remaining real estate loan portfolio balances increased, primarily from the Company's other variable-rate real estate loan products.

During the nine-month period of 2006, consumer loans fell $3,544, or 2.4%, from year-end 2005 to $142,271. This decrease in consumer volume was mostly attributable to the automobile lending segment, which decreased $5,088, or 7.3%, from year-end 2005. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors and the continued rising rate environment have caused a decline in automobile loan volume. As rates have aggressively moved up, continued competition with local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates have continued to challenge automobile loan growth during the nine-month period of 2006. Partially offsetting the decrease in auto loans was an increase in the Company's capital line balances, primarily home equity loans, which increased $924, or 4.6%, from year-end 2005.

The Company recognized an increase of $4,095 in other loans from year-end 2005. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in state and municipal loans of $4,131.

The Company is pleased with its total loan growth results during the first nine months of 2006. Loan balances have largely been driven by unseasonable commercial loan increases during the first quarter of 2006. Since that quarter, general demand for commercial loans has been flat, variable-rate real estate mortgages continue to shift to longer term fixed-rate real estate products and consumer volume has been declining. As a result, the Company expects total loan volume to continue at a moderate pace throughout the remainder of 2006. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

During the first nine months of 2006, the Company increased its allowance for loan losses by $1,152, or 16.2%, in large part due to an increase in nonperforming loan balances and loan growth since year-end 2005. Since December 31, 2005, the level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, has significantly increased from $2,557 at year-end 2005 to $8,563 at September 30, 2006. The nonperforming loan balances increased primarily from two commercial loan relationships representing 66.0% of total nonperforming loans. These commercial loans are secured by liens on commercial real estate and equipment, personal guarantees and life insurance. As a result, the Company's ratio of nonperforming loans as a percentage of total loans increased from 0.41% at year-end 2005 to 1.36% at September 30, 2006. The Company views this increase as unique in nature and not a trend that will consistently grow throughout the remainder of 2006. The Company's ratio of nonperforming assets, which includes real estate acquired through foreclosure and referred to as other real estate owned ("OREO"), as a percentage of total assets also increased from 0.62% at year-end 2005 to 1.36% at September 30, 2006. The two commercial relationships mentioned above represent 0.90% of total loans and 0.74% of total assets at September 30, 2006. While increases in impaired loan allocations based on specific reviews were necessary to adequately prepare the allowance for probable and incurred loan losses, the Company's net charge-offs decreased $542, or 41.0%, during the first nine months of 2006 as compared to the same period in 2005, mostly from larger commercial loan charge-offs during the nine-month period of 2005.

As a result of higher nonperforming loan balances, the ratio of allowance for loan losses to total loans increased to 1.32% at September 30, 2006 as compared to 1.16% at December 31, 2005. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest-bearing and noninterest bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first nine months of 2006, total deposits were up $36,170, or 6.4%, from year-end 2005, resulting from the efforts to attract deposits to fund loan growth as well as the rise in interest rates. The change in deposits came primarily from increases in money market and time deposit balances.

Money market account balances increased $27,798, or 124.4%, during the first nine months of 2006, primarily from the Company's new Market Watch product, which generated $29,034 in additional deposit balances from year-end 2005. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that will compete with current market rate offerings.

Also supplementing deposit growth were time deposits, increasing $23,353, or 7.1%, from year-end 2005. Time deposits, particularly certificates of deposit ("CD's"), continue to be the most significant source of funding for the Company's earning assets during the nine months ended September 30, 2006, making up 58.5% of total deposits. The Company's retail CD balances increased $40,816, or 15.0%, from year-end 2005 while wholesale funding deposits (i.e., brokered and network CD issuances) decreased $17,463, or 31.2% from year-end 2005. As interest rates have risen during the first half of 2006, wholesale funding rates from brokered and network CD deposits have increased at a faster pace than funding rates on retail CD deposits, making retail CD deposits more affordable and cost effective to utilize as a loan funding source.

Deposit growth was partially offset by a $3,288, or 3.4%, decrease in the Company's interest-bearing demand deposits from year-end 2005. This was largely affected by a decrease in the Company's Gold Club NOW product, which lowered by $13,348, or 30.7%, from year-end 2005, due to the success of the aforementioned Market Watch product, which caused this deposit balance shift from NOW account balances. The Company's Public Fund NOW balances increased $10,487, or 37.1% to partially offset the decline in Gold Club NOW account balances. Furthermore, the Company's interest-free funding source, noninterest bearing demand deposits, decreased $10,198, or 12.4%, from year-end 2005, primarily from seasonal decreases in business checking balances from several large commercial accounts.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth in retail CD balances. The Company will continue to target growth in these retail funds during the remainder of 2006, reflecting the Company's efforts to reduce its reliance on higher cost funding.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $9,147, or 31.5%, from year-end 2005. This decline was mostly due to typical seasonal fluctuations of two commercial accounts in the first quarter of 2006.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. During the first nine months of 2006, other borrowed funds were down $9,675, or 12.7%, from year-end 2005, primarily due to the continued emphasis on retail deposits as the primary source of funding for growth in earning assets. Management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at September 30, 2006 of $61,178 was up $1,907, or 3.2%, as compared to the balance of $59,271 on December 31, 2005. Contributing most to this increase was year-to-date net income of $5,382. Partially offsetting the growth in capital were cash dividends paid of $2,120, or $.50 per share, year-to-date, and an increase in the amount of treasury stock repurchases. The Company had treasury stock totaling $9,480 at September 30, 2006, an increase of $1,231 as compared to the total at year-end 2005. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Company's Board of Directors has approved annual extensions to the plan. Most recently, the Board of Directors extended the stock repurchase program from August 16, 2006 to February 16, 2007, and authorized Ohio Valley to repurchase up to 175,000 of its common shares through open market and privately negotiated purchases. As of September 30, 2006, 15,450 shares had been repurchased pursuant to the new terms of the program.

Further offsetting the growth in capital was a decrease in the market value of available-for-sale securities held by the Company, which lowered shareholders' equity by $125, net of deferred income taxes. The Company has approximately 83.6% of its securities classified as available-for-sale. As a result, the securities and shareholders' equity sections of the Company's balance sheet are more sensitive to the changing market values of securities than if the Company held more securities which could be classified as held-to-maturity.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                        Ended September 30, 2006 and 2005
                    ----------------------------------------

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended September 30, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements as well as short and long-term borrowings. For the third quarter of 2006, net interest income exceeded the same quarterly period in 2005 by $13, or 0.2%. Through the first nine months of 2006, net interest income increased $959, or 4.6%, as compared to the same period in 2005. The increase in the quarterly and year-to-date net interest income is primarily due to growth in earning assets and a slightly compressing net interest margin. While the net interest margin was relatively unchanged between the nine months ended September 30, 2005 and the nine months ended September 30, 2006, the net interest margin continued to decrease during the third quarter of 2006 as a result of higher nonaccrual loan balances experienced since the first quarter of 2006 as well as interest rate pressures felt from higher funding costs of the Company's interest-bearing liabilities.

Total interest income increased $1,634, or 13.9%, for the third quarter of 2006 and increased $5,241, or 15.5%, through the first nine months of 2006 as compared to the same periods in 2005. Growth in 2006's year-to-date average earning assets of $33,675, or 4.9%, as compared to the same period in 2005 was complemented with a 68 basis point increase in asset yields, growing from 6.68% to 7.36% for the same time periods. The growth in average earning assets was largely comprised of commercial loan participations as well as real estate mortgages since June 2005. The significant change in asset yields can be attributed to the rising rate environment that has generated consistent increases in short-term interest rates that have been evident since June 2004. Between June 2004 and June 2006, the Federal Reserve's Open Market Committee has increased the target federal funds rate 425 basis points, causing a similar increase in short-term market interest rates. The Company's commercial and participation loan portfolios were most sensitive to the increase in short-term interest rates, with weighted average loan yields increasing 96 basis points from 6.64% at September 30, 2005 to 7.60% at September 30, 2006. Market driven longer-term interest rates have risen very little during this same period, causing the Company's real estate loan portfolio yields to increase at a slower pace than commercial and participation loans.

Total interest expense increased $1,621, or 34.7%, for the third quarter of 2006 and increased $4,282, or 32.7%, through the first nine months of 2006 as compared to the same periods in 2005 as a result of higher rates and larger average earning asset balances which required additional funding. The increase came mostly from interest expense incurred on the Bank's CD account deposits, which have been more responsive to the rising rate environment experienced since September 2005. The weighted average cost of the Bank's CD balances grew 88 basis points from 3.25% at September 30, 2005 to 4.13% at September 30, 2006. The change in interest expense was further impacted by the Company's money market accounts largely due to the new Market Watch product added in 2005 with tiered market rates that compete well with other such rate offerings in the Company's existing market areas. As a result of the continued rise in rates, the Bank's weighted average funding costs have increased 70 basis points from September 30, 2005 to September 30, 2006.

The Federal Reserve's actions to increase interest rates over the past year has been effective in allowing asset yields to grow. This, combined with the Company's emphasis on profitable loan pricing, has contributed to a relatively stable net interest margin for the nine months of 2006, finishing at 4.10% compared to 4.11% during the same year-to-date period in 2005. However, interest rate pressures have been felt by an increase in the Company's nonaccrual loan balances, which are up $5,601 from September 30, 2005 to finish at $7,252. Furthermore, additional pressures have been felt by increased funding costs in relation to the same sustained rising rate environment which has resulted in a compression of the Company's net interest margin for the three months ended September 30, 2006, finishing at 3.97% as compared to 4.13% during the the same quarterly period ended September 30, 2005. This margin compression is also evident when comparing the Company's 2006 third quarter net interest margin to the previous linked quarters at June 30, 2006 of 4.09% and March 31, 2006 of 4.24%, a decrease of 12 basis points and 27 basis points, respectively. While the frequency and size of changes in market interest rates are difficult to predict, management believes that the Federal Reserve has reached its "target" zone of economic stability and anticipates no future interest rate increases for the remainder of 2006. There can be no assurance, however, to this effect as changes in market interest rates are dependent upon a variety of factors that are beyond the Company's control. The anticipated combinations of modest earning asset growth and a compressing net interest margin should continue to stabilize net interest income growth for the remainder of 2006. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk of this Form 10-Q.

Provision for Loan Losses

Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. During the first nine months of 2006, provision expense increased $783 over the same time period in 2005. This increase is primarily a direct result of the Company's increase in nonperforming loan balances and increasing rate of loan growth over the 12 months ended September 30, 2006. At September 30, 2006, the Company's nonperforming loan balances had increased to $8,563, compared to $2,557 at year-end 2005 and $2,889 at September 30, 2005 as a result of the two commercial relationships already discussed under the caption "Allowance for Loan Losses" within this management's discussion and analysis. As a result, through the nine-month period of 2006, the ratio of the Company's nonperforming loans to total loans increased to 1.36%, compared to 0.41% at December 31, 2005 and .48% at September 30, 2005, while nonperforming assets to total assets also increased to 1.36%, compared to .62% and .67% for the same time periods. Management believes that the allowance for loan losses is adequate and reflective of probable losses in the portfolio. The allowance for loan losses was 1.32% of total loans at September 30, 2006, up from 1.16% at December 31, 2005. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Net interest income was supplemented by growth in total noninterest income, increasing $223, or 16.1%, during the third quarter of 2006 and $411, or 10.1%, through the first nine months of 2006 as compared to the same time periods in 2005. Quarterly and year-to-date results were impacted most by earnings from the Company's bank owned life insurance ("BOLI") contracts, which increased $121, or 81.2%, and $287, or 65.2%, in 2006 as compared to the same periods in 2005, respectively. BOLI activity was impacted by additional investments in life insurance contracts purchased, higher earnings rate on such contracts and life insurance proceeds received in June and September 2006. Since September 30, 2005, the Company's investment in BOLI has increased $1,175, or 8.0%. Other noninterest income was also up $88, or 23.5%, during the third quarter of 2006 and $187, or 17.4%, through the first nine months of 2006 as compared to the same time periods in 2005. Debit card interchange fees were the key drivers of other noninterest income, increasing $17, or 16.3%, in the third quarter of 2006 and $52, or 17.0%, through the first nine months of 2006 as compared to the same time periods in 2005. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago. The Company's customers used their Jeanie(R) Plus debit cards to complete 740,710 transactions during the first nine months of 2006, up 20.9% from the 612,903 transactions during the same period in 2005, derived mostly from gasoline and restaurant purchases. Other noninterest income growth also came from gains on sale of OREO and insurance commission sales from loan originations. Partially offsetting the year-to-date increases from BOLI and other noninterest revenue was a decrease in the Company's service charge on deposit accounts, lowering $54, or 2.3%, during the first nine months of 2006 as compared to the same time period in 2005, due to the growth in the number of service charge free checking accounts (Easy Checking) which also feature no minimum balance requirements.

Noninterest Expense

The Company remains committed to improving efficiency by placing strong emphasis on overhead expense control. During the third quarter of 2006, total noninterest expense was up $206, or 3.8%, as compared to the same period in 2005. Through the first nine months of 2006, noninterest expense was up $384, or 2.4%, as compared to the same period in 2005. Contributing to the quarterly and year-to-date increase were salaries and employee benefits, the Company's largest noninterest expense item, which increased $34, or 1.0%, for the third quarter of 2006 and $233, or 2.4%, for the nine-month period of 2006 as compared to the same time periods in 2005. This increase was largely due to higher salaries and benefit costs from annual salary adjustments as well as higher accrued incentive costs based on the Company's higher earnings per share reflected in the first three quarters of 2006. Data processing expenses increased $27, or 15.9%, during the third quarter of 2006 and $112, or 22.4%, during the nine-month period of 2006 as compared to the same time periods in 2005, primarily from the transactional volume increase in the Company's Jeanie(R) Plus debit cards. Also increasing was the Company's other noninterest expense, which was up $167, or 11.9% for the third quarter of 2006 and $109, or 2.5%, during the nine-month period of 2006 as compared to the same time periods in 2005. Other noninterest expense was led by losses incurred on the sale of various OREO properties as well as various loan and collection expenses associated with higher nonperforming loan balances. These increases in personnel, data processing and other noninterest costs were partially offset by a decrease in occupancy, furniture and equipment expenses, which were down $22, or 3.5%, during the third quarter of 2006 and $70, or 3.7%, during the nine-month period of 2006 as compared to the same time periods in 2005. This was in large part due to the maturities of depreciation terms on several asset acquisitions from previous years as well as the decreasing nature of current depreciable assets that have incurred lower depreciation expense during 2006.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                                       Company Ratios                 Regulatory          Well
                                                 9/30/06            12/31/05            Minimum        Capitalized
                                                 -------            --------          ----------       -----------
Tier 1 risk-based capital                         12.3%               12.3%             4.00%              6.0%

Total risk-based capital ratio                    13.5%               13.5%             8.00%             10.0%

Leverage ratio                                     9.8%                9.9%             4.00%              5.0%

Cash dividends paid of $2,120 for the first nine months of 2006 represent a 4.8% increase over the cash dividends paid during the same period in 2005. The quarterly dividend rate increased from $0.16 per share in 2005 to $0.17 per share in 2006. The dividend rate has increased in proportion to the consistent growth in retained earnings. At September 30, 2006, approximately 81% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and securities available-for-sale of $94,687 represented 12.3% of total assets at September 30, 2006. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2006, the Bank could borrow an additional $61,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

The Company's Asset/Liability Committee monitors and manages IRR within Board approved policy limits. The current IRR policy limits anticipated changes in net interest income over a 12 month horizon to plus or minus 10% of the base net interest income assuming a parallel rate shock of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points.

The following table presents the Company's estimated net interest income sensitivity:

                                                    September 30, 2006                      December 31, 2005
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       ------------------------                    --------------------                   --------------------
                 +300                                     (5.60%)                               (3.35%)
                 +200                                     (2.79%)                                (.86%)
                 +100                                      (.90%)                                (.09%)
                 -100                                       .54%                                 (.25%)
                 -200                                       .79%                                 (.45%)
                 -300                                      1.10%                                  .23%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At September 30, 2006, the Company's analysis of net interest income reflects a modest liability sensitive position. Based on current assumptions, an instantaneous increase in interest rates would negatively impact net interest income primarily due to variable rate loans reaching their annual interest rate cap or potentially their lifetime interest rate cap.

Furthermore, in a rising rate environment the prepayment amounts on loans and mortgage-backed securities slow down producing less cash flow to reinvest at higher interest rates. In an instantaneous decrease in interest rates, the analysis reflects a balanced interest rate risk profile which produces a nominal increase in net interest income. As compared to December 31, 2005, the Company's interest rate risk profile has become more liability sensitive in anticipation of interest rates peaking in 2006 and potentially decreasing in 2007.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a) Not Applicable.

              (b) Not Applicable.

              (c) The following   table  provides   information  regarding  Ohio
                  Valley's repurchases of its common shares during the fiscal quarter ended September 30, 2006:

                                                  ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                           Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
      Period                  Purchased       Common Share        Plans or Programs            Programs
-------------------         --------------- ------------------- ------------------------ ----------------------

July 1 - 31, 2006                8,741           $25.21                8,741                    156,295
August 1 - 31, 2006               ----             ----                 ----                    175,000
September 1 - 30, 2006          15,450           $25.15               15,450                    159,550
                            --------------- ------------------- ------------------------ ----------------------
TOTAL                           24,191           $25.18               24,191                    159,550
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



                                      OHIO VALLEY BANC CORP.


Date:  November 8, 2006          By:  /s/   Jeffrey E. Smith
                                      ----------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  November 8, 2006          By:  /s/  Scott W. Shockey
                                      ---------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

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