Form 10-K
period 2006-12-31
OHIO VALLEY BANC CORP
filed 2007-03-16
CIK 894671

Ohio Valley Banc Corp.
                                420 Third Avenue
                             Gallipolis, Ohio 45631


                                 March 16, 2007


VIA EDGAR TRANSMISSION
======================

U.S. Securities and Exchange Commission
100 F Street, NE
Washington, D.C. 20549

 Re:      Ohio Valley Banc Corp.
          Commission File No. 0-20914
          CIK No. 0000894671
          Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006

Ladies and Gentlemen:

     Ohio Valley Banc Corp. (the "Company") is today filing one complete copy of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K"), including financial statements and exhibits. The consolidated financial statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which are incorporated by reference in the Form 10-K, reflect no changes in any accounting principle or practice or in the method of applying such principle or practice from the preceding year.

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

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2006
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the transition period from ______ to ______

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
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (ZIP Code)

Registrant's telephone number, including area code: 740-446-2631

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
  Common Shares, Without Par Value        The NASDAQ Stock Market LLC
  --------------------------------         (The NASDAQ Global Market)
                                           --------------------------

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

     Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act). YES |_| NO |X|

     Based on the closing sales price of $25.15 per share on June 30, 2006, the aggregate market value of the issuer's shares held by non-affiliates on such date was $101,359,027. For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by the Ohio Valley Bank Company as trustee with respect to which the Bank has sole or shared voting or dispositive power.

     The number of common shares of the registrant outstanding as of March 15, 2007 was 4,170,720 common shares.

                      Documents Incorporated By Reference:

(1) Portions of the 2006 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
     Part II, Items 5, 6, 7, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

                                     PART I

ITEM 1 - BUSINESS

                     Organizational History and Subsidiaries

     Ohio Valley Banc Corp. ("Ohio Valley") is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act"). Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992. The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631. Ohio Valley's common shares are listed on The NASDAQ Global Market under the symbol "OVBC". Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the "Bank"). Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. ("Loan Central") and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), which engage in lending and insurance agency services. Ohio Valley and its subsidiaries are collectively referred to as the "Company."

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

                             Business of Ohio Valley

     As a financial holding company registered under the BHC Act, Ohio Valley's primary business is community banking. As of December 31, 2006, Ohio Valley's consolidated assets approximated to $764,361,000 and total shareholders' equity approximated to $60,282,000.

     Ohio Valley is also permitted to engage in certain non-banking activities under the provisions of the Gramm-Leach-Bliley Act ("GLB Act"), such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities. The Company presently engages in insurance agency activities through Ohio Valley Financial Services and insurance unerwriting activities through a minority interest in ProAlliance Corp. Management will consider opportunities to engage in additional nonbanking activities as they arise.

                           Business of Bank Subsidiary

     A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by the Bank. The Bank presently has fifteen offices located in Ohio and West Virginia, all of which offer automatic teller machines (ATMs). Seven of these offices also offer drive-up services. The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2006.

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

     The Bank offers an automated telephone banking system, OVB Line, which allows customers to access their personal account or business account information, make loan payments or fund transfers and obtain current rate information, all from a touch-tone telephone. The Bank also offers Internet banking to its customers, which allows customers to perform various transactions using a computer from any location as long as they have access to the Internet and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks.
Customers may also pay bills online and can make payments to virtually any business or individual. Furthermore, the Bank offers other financial management online services such as cash management and news updates related to repossession auctions, current rates and general bank news.

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

                   Business of Financial Services Subsidiaries

     Ohio Valley Financial Services sells life insurance as agent. Ohio Valley Financial Services has been approved under the guidelines of the State of Ohio Department of Insurance.

     Ohio Valley also holds a non-majority equity interest in ProAlliance Corp., an insurance company. ProAlliance Corp. is engaged primarily in specialty property and casualty insurance coverage and has been approved under the guidelines of the State of Ohio Department of Insurance.

                           Variable Interest Entities

     Ohio Valley owns two special purpose entities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust II. Together, these Trusts have issued an aggregate $13,500,000 in trust preferred securities. Ohio Valley has issued a like amount of subordinated debentures to the Trusts in exchange for the proceeds of the issuance of the trust preferred securities. Ohio Valley used the proceeds to provide additional capital to the Bank to support growth. Further detail on Ohio Valley Statutory Trusts I and II is located in Ohio Valley's 2006 Annual Report to Shareholders under "Note I - Subordinated Debentures and Trust Preferred Securities," in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2006.

                              Financial Information

     Financial information regarding the Company as of December 31, 2006 and 2005 and results of operations for the past three fiscal years is contained in the Company's consolidated financial statements for the fiscal year ended December 31, 2006.

                               Lending Activities

     The Company's loan portfolio increased $7,632,000 to finish at $625,164,000 in 2006. The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans. Commercial loans increased $4,212,000 or 1.8% and residential real estate loans increased $3,541,000 or 1.5%, while consumer loans decreased $5,854,000 or 4.0% as compared to 2005. Consolidated interest and fee revenue from loans accounted for 83.28%, 82.61%, and 77.35% of total consolidated revenues in 2006, 2005 and 2004, respectively. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Commercial Loans

     The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property. Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks. Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality. The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due. Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry. The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the Bank's loan committee prior to approval. New commercial loan originations greater than $300,000 are reviewed and approved by the Executive Committee of the Bank's Board of Directors.

Residential Real Estate Loans

     The Company's residential real estate loans consist primarily of one-to-four family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. Real estate loans to consumers are secured primarily by a first lien deed of trust with evidence of title in favor of the Bank. The Company also requires proof of hazard insurance with the Bank or Loan Central named as the mortgagee and as loss payee. The Company generally requires the amount of a residential real estate loan be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages. The Company's market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia. The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing. Secondary market sales of these real estate loans, which have fixed rates with fifteen to thirty year terms, assisted in minimizing the Bank's exposure to interest rate risk as rates began to rise in 2004.

Consumer Loans

     Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia. Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel. The Company makes credit life insurance and health and accident insurance available to all qualified borrowers thus reducing their risk of loss when their income is terminated or interrupted. The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards. Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions. Also included in the category of consumer loans are home equity loans. Home equity lines of credit are generally made as second mortgages and charged a variable interest rate. Home equity lines are written with ten-year terms but are reviewed annually.

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

                              Investment Activities

     The Company's investment policy stresses the management of the investment securities portfolio, which includes both securities held-to-maturity and securities available-for-sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal. The Company's investment portfolio is comprised of a significant amount of mortgage-backed securities and U.S. government agency securities. Revenues from interest and dividends on securities accounted for 6.71%, 6.69% and 7.13% of total consolidated revenues in 2006, 2005 and 2004, respectively. The Company currently does not engage in trading account activity.

                               Funding Activities

     Sources of funds for loan and investment activities include "core deposits." Core deposits include demand deposits, savings and NOW accounts, and certificates of deposit less than $100,000. The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets. Borrowings have also been a significant source of funding. These include advances from the Federal Home Loan Bank, Federal Reserve Bank Notes and securities sold under agreements to repurchase. Repurchase agreements are financing arrangements with various customers that have overnight maturity terms. Further funding has come from two trut preferred securities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust II, totaling $13,500,000. Ohio Valley used the proceeds to provide additional capital to the bank to support growth.

                                   Competition

     The financial services industry is highly competitive. As of December 31, 2006, there were 122 bank holding companies operating in the State of Ohio registered with the Federal Reserve. These holding companies control various banks throughout Ohio, which compete for business to expand market areas as well as acquire additional banks. The principal factors of competition for Ohio Valley's banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Lawrence, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are generating a growing market presence. Loan Central's market presence further strengthens Ohio Valley's ability to compete in the Gallia, Jackson and Pike Counties by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in the Ohio counties of Lawrence and Scioto, which are outside the Bank's primary market area. Additionally, Ohio Valley Financial Services sells life insurance, which further strengthens the blend of services available to Ohio Valley's consumer base. The Company's business is not seasonal, nor is it dependent upon a single or small group of customers.

     To continue the expansion of the Bank's market presence and further enhance customer service, the Bank began a phase of SuperBank branch openings in December 1996. From 1996 to 2001, the Bank opened eight SuperBank facilities within supermarkets and Wal-Mart stores. These branches currently service the market areas of Gallia, Meigs and Lawrence counties of Ohio as well as the growing Kanawha and Cabell counties of West Virginia.

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

     The Bank's deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and the regulations of the FDIC.

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

     Financial holding companies may engage in a wide variety of financial activities, including any activity that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities, and any activity that the Federal Reserve Board determines complementary to a financial activity and which does not pose a substantial safety and soundness risk. These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities. Because it has authority to engage in a broad array of financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve Board, such as the SEC and state insurance regulators. The GLB Act directs the Federal Reserve Board to rely to the maximum extent possible on examinations and reports prepared by functional regulators. The Federal Reserve Board is also prohibited from applying any capital standard directly to any functionally regulated subsidiary that is already in compliance with the capital requirements of its functional regulator.
     Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance. Ohio Valley's insurance business investments, Ohio Valley Financial Services and ProAlliance Corp., are both supervised and regulated by the State of Ohio Department of Insurance. The insurance laws and regulations applicable to insurance agencies, including Ohio Valley Financial Services, require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

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

     The deposits of the Bank are insured up to statutorily prescribed limits by the FDIC. Insurance premiums for insured institutions are determined based upon the member's capital level and supervisory rating provided to the FDIC by the bank's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund. The assessment rate determined by considering such factors is then applied to the amount of the bank's deposits to determine the bank's insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the bank.

     Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

     In February 2006, two pieces of legislation commonly referred to as the Deposit Insurance Reform Acts were enacted. Under that legislation, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new Deposit Insurance Fund ("DIF"). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:

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

o allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment based at the end of 1996;

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

     The Sarbanes-Oxley Act addresses, among other matters: audit committees; corporate responsibility for financial reports; a requirement that chief executive  and  chief  financial  officers  forfeit  certain  bonuses  if  their companies issue an accounting restatement as a result of misconduct; a prohibition on insider trading during pension fund black-out periods; disclosure of off-balance sheet transactions; conditions for the use of financial information not in accordance with generally accepted accouting principles; a prohibition on personal loans to directors and executive officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Company Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.

     As mandated by the Sarbanes-Oxley Act, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Global Market has also adopted corporate governance rules. Ohio Valley's Board of Directors has taken a series of actions to strengthen and improve Ohio Valley's corporate governance practices in light of the rules of the SEC and The NASDAQ Global Market.

                                    Employees

     As of December 31, 2006, Ohio Valley and its subsidiaries had approximately 254 full-time equivalent employees and officers. Management considers its relationship with its employees and officers to be good.

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

     Neither Ohio Valley nor its subsidiaries have any material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities, and no employees are engaged full-time in research activities.

  Financial Information About Foreign and Domestic Operations and Export Sales

     Ohio Valley's subsidiaries do not have any offices located in a foreign country, and they have no foreign assets, liabilities, or related income and expense.

                             Statistical Disclosure

     The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," or a specific reference as to the location of the required disclosures in Ohio Valley's 2006 Annual Report to Shareholders, which are incorporated herein by reference.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 2006, 2005 and 2004 is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2006 and 2005 is incorporated herein by reference to the information appearing under the caption "Table II -
Rate Volume Analysis of Changes in Interest Income & Expense," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

II.      INVESTMENT PORTFOLIO

A. Types of Securities - Total securities on the balance sheet wee comprised of the following classifications at December 31:

          (dollars in thousands)               2006      2005      2004
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Government agency securities..  $ 25,183  $ 18,167  $ 20,087
       Mortgage-backed securities.........    45,084    48,161    48,647
                                            --------- --------- ---------
        Total securities available-for-sale $ 70,267  $ 66,328  $ 68,734
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states of the U.S.
         and political subdivisions.......  $ 13,293  $ 12,019  $ 11,910
       Mortgage-backed securities.........        57        69        84
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 13,350  $ 12,088  $ 11,994
                                            ========= ========= =========

B. Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

C.  Excluding   obligations  of  the  U.S.  Government  and  its  agencies,   no
concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

 (dollars in thousands)          2006      2005      2004      2003      2002
                                 ----      ----      ----      ----      ----

    Commercial               $240,748  $236,536  $226,058  $220,724  $205,508
    Residential real estate   238,549   235,008   227,234   217,636   224,212
    Consumer                  139,961   145,815   146,965   134,720   128,662
    All other                   5,906       173       317       624     1,179
                             --------  --------  --------  --------  --------
                             $625,164  $617,532  $600,574  $573,704  $559,561
                             ========  ========  ========  ========  ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Maturity and Repricing Data of Loans", within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

C. 1. Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings is estimated to be $403,000 for the fiscal year ending December 31, 2006. The amount recorded on such loans was $939,000. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Summary of Nonperforming and Past Due Loans," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

2.  Potential  Problem  Loans - At December 31, 2006,  there were  approximately
$4,962,000 of loans, which are not included in "Table V - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3. Foreign Outstandings - There were no foreign outstandings at December 31, 2006, 2005 or 2004.

4. Loan Concentrations - As of December 31, 2006, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above. Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within "Note A-Summary of Significant Accounting Policies" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2006, located in Ohio Valley's 2006 Annual Report to Shareholders which note is incorporated herein by reference.

5. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2006, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

 (dollars in thousands)           2006      2005      2004      2003      2002
                                  ----      ----      ----      ----      ----

Balance, beginning of year      $7,133    $7,177    $7,593    $7,069    $6,251

Loans charged-off:
    Residential real estate        432       349       823     1,110       636
    Commercial                   3,079     1,295     1,661     2,267     2,272
    Consumer                     2,120     2,263     2,267     2,661     2,656
                              --------  --------  --------  --------   -------
   Total loans charged-off       5,631     3,907     4,751     6,038     5,564

Recoveries of loans:
    Residential real estate        204       336       583       279       119
    Commercial                     946       912       556     1,057       158
    Consumer                     1,097       818       843       887       635
                              --------   -------  --------  --------   -------
   Total recoveries of loans     2,247     2,066     1,982     2,223       912

Net loan charge-offs            (3,384)   (1,841)   (2,769)   (3,815)   (4,652)
Provision charged to operations  5,663     1,797     2,353     4,339     5,470
                              --------   -------  --------  --------   -------
Balance, end of year            $9,412    $7,133    $7,177    $7,593    $7,069
                              ========   =======  ========  ========   =======
Ratio of net charge-offs to
average loans outstanding         .54%      .31%      .47%      .68%      .86%
                              ========   =======  ========  ========   =======
Ratio of allowance for loan losses
to non-performing assets        61.54%   154.36%   142.46%   140.66%    83.16%
                              ========   =======  ========  ========   =======

Discussion on factors which influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption "Allowance for Loan Loss and Provision Expense" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is incorporated herein by reference to the information appearing under the caption "Table IV - Allocation of the Allowance for Loan Losses," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

V.       DEPOSITS

A. Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

C.&E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2006, 2005, or 2004.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2006:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
             (dollars in thousands)    or less   6 months   12 months  12 months
                                       -------   --------   ---------  ---------

Certificates of deposit of
$100,000 or greater ................. $ 40,563   $ 18,602   $ 31,562   $ 42,095
Other time deposits of
$100,000 or greater .................    1,597      1,258      2,525      3,673
                                      --------   --------   --------   --------
Total time deposits of
$100,000 or greater ................. $ 42,160   $ 19,860   $ 34,087   $ 45,768
                                      ========   ========   ========   ========

VI.      RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

VII.     SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)                             2006      2005      2004
                                                   ----      ----      ----

    Balance outstanding at period-end .......... $ 22,556  $ 29,070  $ 39,753
                                                 --------  --------  --------
    Weighted average interest rate at period-end    4.20%     3.32%     1.77%
                                                 --------  --------  --------
    Average amount outstanding during year ..... $ 22,692  $ 24,694  $ 24,743
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year .........................    3.94%     2.60%     1.12%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end ............................... $ 28,312  $ 29,070  $ 39,753
                                                 --------  --------  --------


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

     Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Our earnings are significantly affected by the fiscal and monetary policies of the U.S. Government and its agencies.

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

Our ability to pay cash dividends is limited, and we may be unable to pay cash dividends in the future even if we would like to do so.

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

A limited trading market exists for our common shares, which could lead to price volatility.

     Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. Although our common shares are quoted on The NASDAQ Global Market, the volume of trades on any given day has been limited historically. As a result, you may be unable to sell or purchase our common shares at the volume, price and time that you desire.
Additionally, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly-traded stock such as our common shares, may not reflect its true value. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.


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

     Our articles of incorporation contain provisions that make it more difficult for a third party to gain control or acquire us without the consent of our board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of our governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interests of our shareholders.

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


ITEM 1B - UNRESOLVED STAFF COMMENTS

     Ohio Valley did not receive any written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within 180 days before the fiscal year ended December 31, 2006.

ITEM 2 - PROPERTIES

     Ohio Valley does not own or lease any real or personal property.

     The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio. The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia. The Bank leases eight additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.), Columbus (Franklin Co.) and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), Huntington (Cabell Co.), Milton (Cabell Co.) and Cross Lanes (Kanawha Co.) in West Virginia. The Bank also owns and operates twenty-four ATMs, including ten off-site ATMs. Furthermore, the Bank owns a facility and leases a facility in Gallipolis (Gallia Co.), Ohio which are used for additional office space. The Bank also owns two facilities in Gallipolis (Gallia Co.), Ohio and Point Pleasant (Mason Co.), West Virginia which are leased to third parties.

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

     Information concerning the value of the Company's owned and leased real property and a summary of future lease payments is contained in "Note E - Premises and Equipment" of the notes to the Company's consoldiated financial statements for the fiscal year ended December 31, 2006, located in Ohio Valley's 2006 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings against Ohio Valley or any of its subsidiaries, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of 2006 to a vote of security holders, by solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Summary of Common Stock Data" located in Ohio Valley's 2006 Annual Report to Shareholders and "Note P -- Regulatory Matters" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2006 located in Ohio Valley's 2006 Annual Report to Shareholders.

     Ohio Valley did not sell any of its securities without registration during its 2006 fiscal year.

     The following table provides information on Ohio Valley's purchases of its common shares during the three fiscal months ended December 31, 2006:


                                                                                                         Maximum Number
                                                                     Total Number of Shares             of Shares That May
                                Total Number of       Average          Purchased as Part of             Yet Be Purchased
                                 Common Shares     Price Paid per       Publicly Announced         Under Publicly Announced
            Period                 Purchased       Common Share         Plans or Programs(1)           Plans or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  October 1 through
  October 31, 2006 .............     5,391            $25.15                  5,391                           154,159

  November 1 through
  November 30, 2006 ............    11,475            $25.24                 11,475                           142,684

  December 1 through
  December 31, 2006 ............     5,766            $25.15                  5,766                           136,918
                                 -------------    -------------           -------------                    -------------
              TOTAL                 22,632            $25.20                 22,632                           136,918
                                 =============    =============           =============                    =============


     (1) On July 21, 2006, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between August 16, 2006 and February 16, 2007

ITEM 6 - SELECTED FINANCIAL DATA

     The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Selected Financial Data" located in Ohio Valley's 2006 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Interest Rate Sensitivity and Liquidity" and "Interest Rate Sensitivity -- Table VIII" found within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2006 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley's 2006 Annual Report to Shareholders. The supplementary data "Consolidated Quarterly Financial Information (unaudited)" and the "Report of Independent Registered Public Accounting Firm on Financial Statements" located in Ohio Valley's 2006 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2006 and 2005 Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 2006, 2005 and 2004
Consolidated  Statements  of Cash Flows for the years ended  December  31, 2006,
  2005 and 2004
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

Management's Report on Internal Control Over Financial Reporting

     "Management's Report on Internal Control Over Financial Reporting" located in Ohio Valley's 2006 Annual Report to Shareholders is incorporated into this
Item 9A by reference.

Attestation Report of Registered Public Accounting Firm

     The  "Report  of  Independent  Registered  PublicAccounting   Firm-Internal
Controls" located in Ohio Valley's 2006 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

     There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

     None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information  required under this Item 10 by Items 401, 405, 406 and 407
(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 9, 2007 (the "2007 Proxy Statement"), under the captions "Proxy Item 1: Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Compensation of Executive Officers and Directors" of the 2007 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

     The information required under this Item 11 by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Compensation of Executive Officers and Directors" of the 2007 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Ownership of Certain Beneficial Owners and Management" of the 2007 Proxy Statement.

     Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Certain Relationships and Related Transactions" and "Proxy Item 1: Election of Directors" of the 2007 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions "Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "Services Rendered by the Independent Registered Public Accounting Firm" of the 2007 Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

     The following consolidated financial statements of Ohio Valley appear in the 2006 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2006 and 2005 Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 2006, 2005 and 2004
Consolidated  Statements  of Cash Flows for the years ended  December  31, 2006,
  2005 and 2004
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

(2) Financial Statement Schedules

     Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3) Exhibits

     Reference is made to the Exhibit Index beginning on page 32 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        OHIO VALLEY BANC CORP.

Date: March    16   , 2007                        By   /s/Jeffrey E. Smith
            --------                                   -------------------------
                                                       Jeffrey E. Smith
                                                       President and Chief
                                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2007 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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

/s/Robert E. Daniel                     Director
-----------------------------
Robert E. Daniel

/s/Roger D. Williams                    Director
-----------------------------
Roger D. Williams

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

   Exhibit Number                           Exhibit Description

         3(a)                 Amended  Articles of Incorporation of Ohio Valley:
                              Incorporated herein by reference to Exhibit 3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 1997 (SEC File No. 0-20914).

         3(b) Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley's current report on Form 8-K (SEC File No. 0-20914) filed November 6, 1992.

         4 Agreement to furnish instruments and agreements defining rights of holders of long-term debt:
                              Filed herewith.

         10.1 The Ohio Valley Bank Company Executive Group Life Split Dollar Plan agreement, dated April 29, 2003, between Jeffrey E. Smith and The Ohio Valley Bank
                              Company:  Filed herewith.

         10.2 Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc
                              Corp.:  Filed herewith.

         10.3 The Ohio Valley Bank Company Director Retirement agreement, dated March 16, 2004, between Brent A. Saunders and The Ohio Valley Bank Company: Filed herewith.

         10.4 Schedule A to Exhibit 10.3 identifying other identical Director Retirement agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

	        10.5                 The Ohio Valley  Bank  Company Salary Continuation
                              agreement, dated January 12, 2004, between Jeffrey
                              E. Smith and  The Ohio Valley Bank Company:  Filed
                              herewith.

	        10.7(a)	             The Ohio Valley Bank Company Director Deferred Fee
			                           agreement,  dated  January 13, 2004, between Brent
                              A. Saunders  and  The  Ohio  Valley  Bank Company:
                              Filed herewith.

	        10.7(b)              The Ohio Valley Bank  Company  Executive  Deferred
                              Compensation   agreement,  dated  April 17,  2003,
                              between Jeffrey  E. Smith and The Ohio Valley Bank
                              Company:  Filed herewith.

         10.8(a)	             Schedule A  to  Exhibit  10.7(a) identifying other
                              identical Director Deferred Fee agreements between
                              The Ohio Valley Bank Company and directors of Ohio
                              Valley Banc Corp.:  Filed herewith.

         10.8(b)	             Schedule A  to  Exhibit  10.7(b) identifying other
                              identical    Executive    Deferred    Compensation
                              agreements  between  The  Ohio Valley Bank Company
                              and  executive officers of Ohio Valley Banc Corp.:
                              Filed herewith.

         10.9 Summary of Compensation for Directors of Ohio Valley Banc Corp.: Filed herewith.

         10.10 Summary of Long Range Bonus Program of Ohio Valley Banc Corp.: Incorporated herein by reference to
                              Exhibit 10.10 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2004 (SEC File No. 0-20914).

         11 Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

         13 Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2006: Filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

         21                   Subsidiaries of Ohio Valley:  Filed herewith

         23 Consent of Independent Accountant - Crowe Chizek and Company LLC: Filed herewith.

	        31.1                 Rule  13a-14(a)/15d-14(a) Certification (Principal
                              Executive Officer): Filed herewith.

         31.2 Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

         32 Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

         99.1                 Proxy  Statement  for  2007  Annual   Meeting   of
                              Shareholders: Incorporated herein by reference to the registrant's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed.