Form 10-Q
period 2007-03-31
OHIO VALLEY BANC CORP
filed 2007-05-10
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: March 31, 2007

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

The number of common shares of the registrant outstanding as of May 9, 2007 was 4,160,220.

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

           Consolidated Statements of Income...................................4

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity................................................5

           Condensed Consolidated Statements of Cash Flows.....................6

           Notes to the Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................12

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........23

  Item 4.  Controls and Procedures............................................23

PART II - OTHER INFORMATION...................................................24

  Item 1.   Legal Proceedings.................................................24

  Item 1A.  Risk Factors......................................................24

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......24

  Item 3.   Defaults Upon Senior Securities...................................25

  Item 4.   Submission of Matters to a Vote of Security Holders...............25

  Item 5.   Other Information.................................................25

  Item 6.   Exhibits and Reports on Form 8-K..................................25

SIGNATURES....................................................................26

EXHIBIT INDEX.................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                             March 31,                  December 31,
                                                                               2007                         2006
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $       17,772               $      18,965
Federal funds sold                                                               1,162                       1,800
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                            18,934                      20,765
Interest-bearing deposits in other financial institutions                          612                         508
Securities available-for-sale                                                   70,435                      70,267
Securities held-to-maturity (estimated fair value:
   2007 - $13,526; 2006 - $13,586)                                              13,337                      13,350
FHLB stock                                                                       6,036                       6,036
Total loans                                                                    628,790                     625,164
    Less: Allowance for loan losses                                             (8,400)                     (9,412)
                                                                        -----------------            ----------------
     Net loans                                                                 620,390                     615,752
Premises and equipment, net                                                      9,855                       9,812
Accrued income receivable                                                        3,322                       3,234
Goodwill                                                                         1,267                       1,267
Bank owned life insurance                                                       16,202                      16,054
Other assets                                                                     8,941                       7,316
                                                                        -----------------           -----------------
          Total assets                                                  $      769,331               $     764,361
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $       80,328               $       77,960
Interest-bearing deposits                                                      522,380                      515,826
                                                                        -----------------           -----------------
     Total deposits                                                            602,708                      593,786
Securities sold under agreements to repurchase                                  28,087                       22,556
Other borrowed funds                                                            53,387                       63,546
Subordinated debentures                                                         13,500                       13,500
Accrued liabilities                                                             10,720                       10,691
                                                                        -----------------           -----------------
          Total liabilities                                                    708,402                      704,079

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000
   shares authorized; 2007 - 4,639,722 shares issued;
   2006 - 4,626,340 shares issued)                                               4,640                        4,626
Additional paid-in capital                                                      32,615                       32,282
Retained earnings                                                               35,465                       34,404
Accumulated other comprehensive loss                                              (827)                        (981)
Treasury stock, at cost (2007 - 469,002 shares;
   2006 - 432,852 shares)                                                      (10,964)                     (10,049)
                                                                        -----------------           -----------------
         Total shareholders' equity                                             60,929                       60,282
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $      769,331               $      764,361
                                                                        =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                    Three months ended
                                                                                          March 31,
                                                                              2007                        2006
                                                                         ----------------           -----------------
Interest and dividend income:
     Loans, including fees                                               $       12,440             $       11,756
     Securities
         Taxable                                                                    752                        684
         Tax exempt                                                                 128                        114
     Dividends                                                                       95                         81
     Other Interest                                                                  87                          5
                                                                         ----------------           -----------------
                                                                                 13,502                     12,640

Interest expense:
     Deposits                                                                     5,267                      3,914
     Securities sold under agreements to repurchase                                 226                        182
     Other borrowed funds                                                           612                        886
     Subordinated debentures                                                        326                        305
                                                                         ----------------           -----------------
                                                                                  6,431                      5,287
                                                                         ----------------           -----------------
Net interest income                                                               7,071                      7,353
Provision for loan losses                                                           386                        666
                                                                         ----------------           -----------------
     Net interest income after provision for loan losses                          6,685                      6,687

Noninterest income:
     Service charges on deposit accounts                                            660                        658
     Trust fees                                                                      56                         53
     Income from bank owned life insurance                                          180                        187
     Gain on sale of loans                                                           39                         26
     Other                                                                          458                        355
                                                                         ----------------           -----------------
                                                                                  1,393                      1,279
Noninterest expense:
     Salaries and employee benefits                                               3,233                      3,295
     Occupancy                                                                      364                        334
     Furniture and equipment                                                        270                        268
     Data processing                                                                194                        217
     Other                                                                        1,460                      1,471
                                                                         ----------------           -----------------
                                                                                  5,521                      5,585
                                                                         ----------------           -----------------

Income before income taxes                                                        2,557                      2,381
Provision for income taxes                                                          782                        642
                                                                         ----------------           -----------------

NET INCOME                                                               $        1,775              $       1,739
                                                                         ================           =================

Earnings per share                                                       $          .42              $         .41
                                                                         ================           =================


                 See notes to consolidated financial statements
                                        4

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                           March 31,
                                                                               2007                        2006
                                                                         -----------------           -----------------
Balance at beginning of period                                           $        60,282              $       59,271

Comprehensive income:
     Net income                                                                    1,775                       1,739
     Change in unrealized loss
      on available-for-sale securities                                               233                        (312)
     Income tax effect                                                               (79)                        106
                                                                         -----------------           -----------------
         Total comprehensive income                                                1,929                       1,533

Proceeds from issuance of common
     stock through dividend reinvestment plan                                        347                        ----

Cash dividends                                                                      (714)                       (680)

Shares acquired for treasury                                                        (915)                       (587)
                                                                         -----------------           -----------------

Balance at end of period                                                 $        60,929              $       59,537
                                                                         =================           =================

Cash dividends per share                                                 $          0.17              $         0.16
                                                                         =================           =================

Shares from common stock issued
     through dividend reinvestment plan                                           13,382                           1
                                                                         =================           =================

Shares acquired for treasury                                                      36,150                      23,326
                                                                         =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                          March 31,
                                                                             2007                          2006
                                                                        ---------------               ---------------
Net cash provided by operating activities:                              $        1,693                    $     2,891

Investing activities:
     Proceeds from maturities of securities available-for-sale                   1,552                          4,687
     Purchases of securities available-for-sale                                 (1,501)                        (4,007)
     Proceeds from maturities of securities held-to-maturity                        10                             30
     Change in interest-bearing deposits in other financial
       institutions                                                               (104)                            (5)
     Net change in loans                                                        (6,261)                        (9,428)
     Proceeds from sale of other real estate owned                                  60                            145
     Purchases of premises and equipment                                          (292)                          (400)
                                                                        ---------------               ----------------
         Net cash (used in) investing activities                                (6,536)                        (8,978)

Financing activities:
     Change in deposits                                                          8,922                         17,717
     Cash dividends                                                               (714)                          (680)
     Proceeds from issuance of common stock
       through dividend reinvestment plan                                          347                           ----
    Purchases of treasury stock                                                   (915)                          (587)
     Change in securities sold under agreements to repurchase                    5,531                        (12,889)
     Repayment of Federal Home Loan Bank borrowings                             (3,020)                        (1,103)
     Change in other short-term borrowings                                      (7,139)                         1,585
     Proceeds from subordinated debentures                                       8,500                           ----
     Repayment of subordinated debentures                                       (8,500)                          ----
                                                                        ---------------               ----------------
         Net cash provided by financing activities                               3,012                          4,043
                                                                        ---------------               ----------------

Change in cash and cash equivalents                                             (1,831)                        (2,044)
Cash and cash equivalents at beginning of period                                20,765                         19,616
                                                                        ---------------               ----------------
Cash and cash equivalents at end of period                              $       18,934                $        17,572
                                                                        ===============               ================


Supplemental disclosure:

     Cash paid for interest                                             $        7,156                $         5,455
     Cash paid for income taxes                                                   ----                            180
     Non-cash transfers from loans to other real estate owned                    1,237                             61


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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2007, and its results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2007. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2006 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,192,809 and 4,248,551 for the three months ended March 31, 2007 and 2006, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NEW ACCOUNTING PRONOUNCEMENTS: In February 2007, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. The Company does not anticipate early adoption of FAS
159. The Company is evaluating the effects of this statement on its financial statements and has not yet determined the impact FAS 159 might have on its financial condition or results of operations.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN48"), on January 1, 2007. The adoption of FIN 48 had no affect on the Company's financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return as well as tax returns in the states of Ohio and West Virginia. These returns are subject to examination by taxing authorities for all years after 2002.

RECLASSIFICATIONS:   Certain  items  related  to  the   consolidated   financial
statements for 2006 have been reclassified to conform to the presentation for 2007. These reclassifications had no effect on the net results of operations.

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                   March 31,            December 31,
                                                                     2007                   2006
                                                               ------------------    -------------------
         Commercial real estate                                    $198,632                $193,359
         Commercial and industrial                                   52,207                  47,389
         Residential real estate                                    235,735                 238,549
         Consumer                                                   135,964                 139,961
         All other                                                    6,252                   5,906
                                                               ------------------    -------------------
                                                                 $  628,790              $  625,164
                                                               ==================    ===================

At March 31, 2007 and December 31, 2006, loans on nonaccrual status were approximately $8,649 and $12,017, respectively. Loans past due more than 90 days and still accruing at March 31, 2007 and December 31, 2006 were $1,407 and $1,375, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the years ended March 31:

                                                                          2007                   2006
                                                                     -----------           -------------
Balance - January 1,                                                   $ 9,412                 $  7,133
Loans charged off:
     Commercial(1)                                                       1,211                      372
     Residential real estate                                               169                      110
     Consumer                                                              460                      666
                                                                     -----------           -------------
         Total loans charged off                                         1,840                    1,148

Recoveries of loans:
     Commercial(1)                                                         121                       89
     Residential real estate                                                49                      118
     Consumer                                                              272                      415
                                                                     -----------           -------------
         Total recoveries of loans                                         442                      622
                                                                     -----------           -------------

Net loan charge-offs                                                    (1,398)                    (526)

Provision charged to operations                                            386                      666
                                                                     -----------           -------------
Balance - March 31,                                                    $ 8,400                  $ 7,273
                                                                     ===========           =============

(1) Includes commercial and industrial and commercial real estate loans.

Information regarding impaired loans is as follows:

                                                                    March 31,            December 31,

                                                                      2007                  2006
                                                                  ---------------      -----------------
     Balance of impaired loans                                    $    13,598          $    17,402

     Less portion for which no specific
         allowance is allocated                                         3,337                2,959
                                                                  ---------------      -----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $    10,261          $    14,443
                                                                  ===============      =================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     4,272          $     4,962
                                                                  ===============      =================

     Average investment in impaired loans year-to-date            $    13,973          $    18,774
                                                                  ===============      =================


Interest on impaired loans was $85 and $185 for the three-month periods ended March 31, 2007 and 2006, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.70% of total loans were unsecured at March 31, 2007 as compared to 3.51% at December 31, 2006.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At March 31, 2007, the contract amounts of these instruments totaled approximately $73,455, compared to $73,502 at December 31, 2006. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2007 and December 31, 2006 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.


                                            FHLB                 Promissory             FRB
                                          Borrowings                Notes               Notes              Totals
                                      --------------------     -----------------    ---------------   ----------------
March 31, 2007..................       $      45,320            $        5,860       $     2,207       $      53,387
December 31, 2006...............       $      55,690            $        5,393       $     2,463       $      63,546


Pursuant to collateral agreements with the FHLB, advances are secured by $217,104 in qualifying mortgage loans and $6,036 in FHLB stock at March 31, 2007. Fixed-rate FHLB advances of $42,220 mature through 2010 and have interest rates ranging from 3.25% to 6.62%. In addition, variable rate FHLB borrowings of $3,100 mature in 2007 and carry an interest rate of 5.43%.

At March 31, 2007, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $56,900 available on this line of credit at March 31, 2007.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $160,818 at March 31, 2007.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 4.80% to 6.25% and are due at various dates through a final maturity date of September 30, 2008. As of March 31, 2007, a total of $3,708 represented promissory notes payable by Ohio Valley to related parties. FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At March 31, 2007, the interest rate for the Company's FRB notes was 5.04%. Various investment securities from the Bank used to collateralize the FRB notes totaled $6,070 at March 31, 2007 and December 31, 2006.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $36,950 at March 31, 2007 and $41,950 at December 31, 2006.

Scheduled principal payments over the next five years:


          Years Ended                      FHLB                 Promissory             FRB
         December 31:                   Borrowings                Notes               Notes               Totals
--------------------------------    -------------------      -----------------    ---------------    -----------------
2007                                $     14,146             $       2,901        $     2,207        $      19,254
2008                                      16,010                     2,959               ----               18,969
2009                                       8,005                      ----               ----                8,005
2010                                       7,006                      ----               ----                7,006
2011                                           6                      ----               ----                    6
Thereafter                                   147                      ----               ----                  147
                                    -------------------      -----------------    ---------------    -----------------
                                    $     45,320             $       5,860        $     2,207        $      53,387
                                    ===================      =================    ===============    =================

NOTE 6 - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The rate on these trust preferred securities will be fixed at 6.58% for five years, and then convert to a floating-rate term on March 15, 2012, based on a rate equal to the 3-month LIBOR plus 1.68%. There were no debt issuance costs incurred with these trust preferred securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The subordinated debentures must be redeemed no later than June 15, 2037. On March 26, 2007, the proceeds from these new trust preferred securities were used to pay off $8,500 in higher cost trust preferred security debt, with a floating rate of 8.97%. This payoff of $8,500 in trust preferred securities was the result of an early call feature that allowed the Company to redeem the entire portion of these subordinated debentures at par value. For additional discussion, please refer to the caption titled "Subordinated Debentures and Trust Preferred Securities" within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

             (dollars in thousands, except share and per share data)

                           Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to, the risk factors discussed in Part I, Item 1A of Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Ohio Valley's other securities filings. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

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

Net income increased by $36, or 2.1%, to $1,775 for the three months ended March 31, 2007, compared to the same period in 2006. Earnings per share for the first quarter of 2007 finished at $.42, up 2.4% over the same period in 2006. The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), remained stable at ..94% and 11.91% during the first quarter of 2007, as compared to .94% and 11.93%, respectfully, for the same period in 2006. The Company's modest growth in earnings during the first quarter of 2007 was accomplished by: 1) lowering provision expense by 42% as a result of improvements to its nonperforming credits from year-end 2006; and 2) increasing its emphasis on expense control, which helped to lower overhead costs by 1.1% over the first quarter of 2006 while growing noninterest revenue by 8.9% over the same period in 2006.

The Company's reduction to provision expense was based on a lower funding need required to maintain an adequate allowance for loan loss balance at March 31, 2007 as compared to March 31, 2006. During the first quarter of 2007, the Company provided $386 to the allowance for loan losses, a $280 decrease from the same period in 2006, in large part to improvements in lower nonperforming loans. Although the ratio of nonperforming loans to total loans was up 120 basis points from March 31, 2006, this nonperforming level was down 54 basis points from year-end 2006 and represents the continued efforts of the Company to lower its nonperforming loan balances and improve credit quality within the loan portfolio.

The Company's first quarter 2007 net noninterest expense (noninterest expense less noninterest income) was $4,128, a decrease of $178, or 4.1%, as compared to the same period in 2006. This was in large part due to growth in the Company's tax processing fees and debit card interchange fees which led to a $114 improvement in noninterest income, while salaries and employee benefits decreased $62 as a result of lower incentive compensation and full-time equivalent employees. Tax processing fees are seasonal in nature and will generate revenues for the Company primarily within the quarterly period of January through March, when such tax volume is high.

The Company's improvements in lower provision expense and lower net noninterest expense was partially offset by a decrease in its net interest income. The Company's net interest income during the first quarter of 2007 decreased $282, or 3.8% as compared to the same period in 2006. The decrease has been in large part due to a lower net interest margin, which finished at 4.02% for the first quarter of 2007, as compared to 4.25% during the same time period in 2006. The net interest margin compression was related to the upward pressures felt by the Company's funding costs, primarily within its certificates of deposit ("CD") portfolio. The consistent increases to market rates by the Federal Reserve Bank that began in 2004, and caused significant asset repricings to its commercial and real estate portfiolios, have slowed. Since June 2006, rates have been held steady by the Federal Reserve Bank, beginning a steady cycle of interest rate increases to the Bank's CD portfolio, a lagging effect to the earlier Federal Reserve Bank action. This lagging effect has allowed for average CD rates to increase from 3.81% during the first quarter of 2006 to an average interest rate of 4.78% during the first quarter of 2007, an increase of 97 basis points. Furthermore, the Company's net interest income and net interest margin have been negatively affected by an increase in loans on nonaccrual status, which have increased $7,003 from March 31, 2006 to finish at $8,649 at March 31, 2007. This was due in large part to several commercial mortgages from three commercial relationships representing approximately 74.6% of total loans on nonaccrual status. With the Company's balance sheet being in a liability sensitive position, continued interest rate pressures are expected to challenge the net interest margin for the remainder of 2007, especially if market rates begin to rise.

The consolidated total assets of the Company increased $4,970, or 0.7%, during the first quarter of 2007 to finish at $769,331, primarily due to increased loan balances which increased $3,626 from year-end 2006. Loans were primarily funded by an increase in the Company's deposits and securities sold under agreements to repurchase ("repurchase agreements"), which increased $8,922 and $5,531, respectively, from year-end 2006. The excess funds available from the increases in deposits and repurchase agreements were used to reduce other borrowed funds, which were down $10,159 from year-end 2006.

                                  Comparison of
                               Financial Condition
                     at March 31, 2007 and December 31, 2006

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2007 compared to December 31, 2006. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim c onsolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At March 31, 2007, cash and cash equivalents had decreased $1,831, or 8.8%, to $18,934 as compared to $20,765 at December 31, 2006. Cash and cash equivalents declined during the first quarter of 2007 because the Company used more cash to fund growth in loans. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. While down from year-end 2006, management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities

During the first quarter of 2007, investment securities remained stable at $83,772, increasing only $155, or 0.2% as compared to year-end 2006. The Company's investment securities portfolio consists of mortgage-backed securities, U.S. government agency and sponsored entity securities and obligations of states and political subdivisions. U.S. government agency and sponsored entity securities increased $1,570, or 6.2%, as a result of attractive yield opportunities and increased diversification. This growth was partially offset by a decrease in mortgage-backed securities of $1,405, or 3.1%, from year-end 2006. The Company continues to benefit from the advantages of mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $43,736, or 52.2% of total investments at March 31, 2007. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $1,555 from January 1, 2007 through March 31, 2007. For the remainder of 2007, the Company's focus will be to generate interest revenue primarily through loan growth due to higher asset yields.

Loans

During the first quarter of 2007, total loans, the Company's primary category of earning assets, were up $3,626, or 0.6%, from year-end 2006. Total loan growth was mostly influenced by commercial loans, which increased $10,091, or 4.2%, from year-end 2006. This growth is consistent with the Company's continued emphasis on commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property. Commercial real estate, the Company's largest segment of commercial loans, contributed most to commercial loan growth, increasing $5,273, or 2.7%, largely driven by loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. Growth in commercial loans was further enhanced by an increase in the Company's commercial and industrial loans, which were up $4,818, or 10.2%, from year-end 2006. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (14.3% of portfolio), medical industry loans (12.5% of portfolio), hotel and motel loans (9.0% of portfolio), and land development loans (8.9% of portfolio). During the first quarter of 2007, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Vinton and Franklin counties of Ohio, which accounted for 40.3% of total originations, and the growing West Virginia markets, which accounted for 6.8% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during 2007.

While commercial loans comprise the largest portion of the Company's loan portfolio, generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's residential real estate loans consist primarily of one-to-four family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. For the first quarter of 2007, total residential real estate loan balances decreased $2,814, or 1.2%, from year-end 2006 to total $235,735. The decrease was largely driven by a reduction in the Company's one-year adjustable-rate mortgage balances of $5,284, or 7.8%, from year-end 2006. During 2006, consumer demand for fixed-rate real estate loans steadily increased due to the continuation of lower, more affordable, mortgage rates that had not responded as much to the documented rise in short-term interest rates of 2004, 2005 and part of 2006. As long-term interest rates continue to remain steady, consumers continue to pay off and refinance their variable rate mortgages, resulting in lower one-year adjustable-rate mortgage balances at the end of 2007's first quarter as compared to year-end 2006. In addition, real estate construction loans were down $1,401, or 22.4% from year-end 2006. Partially offsetting the decreases in variable real estate and real estate construction loan balances were the continued consumer preference of fixed-rate real estate loans, which were up $3,643, or 2.5%, from year-end 2006. To help further satisfy this increasing demand for fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, and has sold $1,930 in loans during the first three months of 2007, which were up $885 or 84.7% over the volume in the first three months of 2006. The remaining real estate loan portfolio balances increased $228, primarily from the Company's other variable-rate real estate loan products.

During the first quarter of 2007, consumer loans continued to fall, decreasing $3,997, or 2.9%, from year-end 2006 to $135,964. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer volume was mostly attributable to the automobile lending segment, which decreased $2,362, or 3.8%, from year-end 2006. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors and the rising rate environment from previous years have caused a decline in automobile loan volume. As rates have aggressively moved up, continued competition with local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first quarter of 2007. In addition, the Company's capital line balances, primarily home equity loans, decreased $472, or 2.3%, from year-end 2006.

The Company recognized an increase of $346 in other loans from year-end 2006. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in state and municipal loans of $416.

The Company is pleased with its total loan growth results during the first quarter of 2007, particularly the success within the commercial loan portfolio. However, management will continue to monitor the slower-moving real estate loan balances, impacted by increased payoffs in its variable-rate mortgages. Furthermore, the Company continues to view consumer loans as a decreasing portfolio, due to higher loan costs, increased competition in automobile loans and a lower return on investment as compared to the other loan portfolios. As a result, the Company expects total loan growth in 2007 to be challenging, with volume to continue at a moderate pace throughout the remainder of the year. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first three months of 2007, the Company experienced a $1,012, or 10.8% decrease in its allowance for loan losses, in large part due to a decrease in nonperforming loan balances since year-end 2006. During 2006, the level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, had significantly increased from $2,557 at year-end 2005 to $13,392 at year-end 2006. The nonperforming loan balances increased primarily from three commercial loan relationships secured by liens on commercial real estate and equipment, personal guarantees and life insurance. During this time, specific allocations were made on behalf of the portfolio risks and credit deterioration of these nonperforming relationships, which required corresponding increases in the provision for loan losses to adequately fund the allowance for loan losses. During the first quarter of 2007, net charge-offs totaled $1,398, which were up $872 from the same period in 2006, in large part to commercial charge-offs of specific allocations that were already reflected in the allowance for loan losses from 2006. As part of management's strategy to liquidate and resolve its nonperforming relationships, the Company experienced improvements in the ratio of nonperforming loans as a percentage of total loans, which finished March 31, 2007 at 1.60%, down from 2.14% at year-end 2006. The Company's ratio of nonperforming assets, which includes real estate acquired through foreclosure and referred to as other real estate owned ("OREO"), as a percentage of total assets also improved from 2.00% at year-end 2006 to 1.71% at March 31, 2007. The three nonperforming commercial relationships mentioned above represented 1.03% of total loans and 0.84% of total assets at March 31, 2007. These nonperforming credits continue to be at various stages of resolution. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest-bearing and noninterest bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first three months of 2007, total deposits were up $8,922, or 1.5%, from year-end 2006, resulting from the efforts to attract deposits to fund loan growth as well as seasonal timing differences. The change in deposits came primarily from an increase in the Company's interest-bearing demand deposits, non-interest bearing deposits and money market balances.

Interest-bearing demand deposits increased $11,006, or 14.0% during the first quarter of 2007. This growth was largely driven by a $10,592 increase in public funds related to the collection of real estate taxes by local municipalities who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal real estate tax collections are short-term in nature and typically decrease in the second quarter.

The Company's interest-free funding source, noninterest bearing demand deposits, increased $2,368, or 3.0%, from year-end 2006. This increase was primarily from growth in free checking products that include the Company's Easy Checking accounts, which feature no service charge or minimum balance requirements to the customer. The Easy Checking account, a transaction account with electronic features, increases the Company's core deposits, increases interchange fees and helps to lower processing costs.

Partially offsetting deposit growth were time deposits, decreasing $5,387, or 1.6%, from year-end 2006. Time deposits, particularly CD's, are the most significant source of funding for the Company's earning assets, making up 56.5% of total deposits. With loan growth pacing mildly at just 0.6% from year-end 2006, there has not been an aggressive need to deploy time deposits as a funding source. As market rates have steadied since June 2006, the Company has seen the cost of its retail CD balances aggressively reprice upward to reflect current deposit rates. This lagging effect has caused the Company's retail CD portfolio to become more costly to fund earning assets, producing an average cost of 4.78% during the first quarter of 2007 as compared to 3.81% during the same period of 2006. As a result, management has shifted its emphasis to wholesale funding sources as a more affordable and cost effective source to subsidize earning asset growth as compared to retail CD balances. This strategic emphasis is evident when comparing the change in the Company's retail CD balances, which have decreased $18,877, or 6.1%, from year-end 2006, while wholesale funding deposits (i.e., brokered and network CD issuances) have increased $13,491, or 35.9%, from year-end 2006.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth in retail CD balances. The Company will continue to utilize wholesale funding sources during the remainder of 2007, reflecting the Company's efforts to reduce its reliance on higher cost funding.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were up $5,531, or 24.5%, from year-end 2006. This increase was mostly due to fluctuations of two commercial accounts in the first quarter of 2007.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first three months of 2007, other borrowed funds were down $10,159, or 16.0%, from year-end 2006. Management used the growth in deposit proceeds to fund loans and repay FHLB borrowings during the first quarter 2007. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures and Trust Preferred Securities

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The Company used the proceeds from these trust preferred securities to pay off $8,500 in higher cost trust preferred security debt on March 26, 2007. The replacement of the higher cost trust preferred security debt was a strategy by management to lower interest rate pressures that were impacting interest expense and help improve the Company's net interest margin. In future quarters, the early extinguishment and replacement of this higher cost debt is expected to improve earnings by nearly $51 pre-tax ($33 after taxes) per quarter. For additional discussion on the terms and conditions of this new trust preferred security issuance, please refer to "Note 6 - Subordinated Debentures and Trust Preferred Securities" within Item 1, Notes to the Consolidated Financial Statements of this Form 10-Q.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at March 31, 2007 of $60,929 was up $647, or 1.1%, as compared to the balance of $60,282 on December 31, 2006. Contributing most to this increase was year-to-date net income of $1,775 and $347 in proceeds from the issuance of common stock. Partially offsetting the growth in capital were cash dividends paid of $714, or $.17 per share, year-to-date, and an increase in the amount of share repurchases. The Company had treasury stock totaling $10,964 at March 31, 2007, an increase of $915 as compared to the total at year-end 2006. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 16, 2007 and February 15, 2008. As of March 31, 2007, 34,182 shares had been repurchased pursuant to that authorization.

                                  Comparison of
                              Results of Operations
                      for the Quarter Ended March 31, 2007

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly period ended March 31, 2007 compared to the same period in 2006. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the first quarter of 2007, net interest income decreased $282, or 3.8%, as compared to the same quarter in 2006, primarily due to a compressing net interest margin caused by higher funding costs as well as increases in nonaccrual loan balances.

Total interest income increased $862, or 6.8%, for the first quarter of 2007 as compared to the same period in 2006. Growth in 2007's year-to-date average earning assets of $13,469, or 1.9%, as compared to the same period in 2006 was complemented with a 37 basis point increase in asset yields, growing from 7.27% to 7.64% for the same time periods. The growth in average earning assets was largely comprised of commercial real estate loan participations and short-term federal funds sold since March 2006. Outpacing interest income was interest expense, increasing $1,144, or 21.6%, during the first quarter of 2007 as compared to the same period in 2006, as a result of higher funding costs, competitive factors to retain deposits, and larger average earning asset balances which required additional funding. In a changing interest rate environment, rates on loans reprice more rapidly than interest rates paid on deposits. In 2005 and the first half of 2006, net interest margins were exceeding previous periods in relation to the actions by the Federal Reserve to increase market rates of interest. As the Federal Reserve's most recent actions have held rates steady, interest rates on deposits have increased (as a lagging impact of earlier Federal Reserve action), increasing funding costs and decreasing the net interest margin. Increases in funding costs came mostly from the Bank's retail CD account deposits, which have been most responsive to the rising rate environment. The quarterly weighted average cost of the Bank's retail CD balances grew 97 basis points from 3.81% at March 31, 2006 to 4.78% at March 31, 2007. The change in interest expense was further impacted by the Company's money market accounts largely due to its Market Watch product with tiered market rates that compete with other such rate offerings in the Company's existing market areas. As a result of the rise in rates from previous periods, the Bank's total weighted average funding costs have increased 62 basis points from March 31, 2006 to March 31, 2007.

Putting additional pressure on net interest income was an increase in the Company's nonaccrual loan balances, which have grown from $1,646 at March 31, 2006 to $8,649 at March 31, 2007. While this segment of nonperforming loans has improved since year-end 2006 (decreasing by $3,368), the interest income that has not been recorded on the $7,003 in additional loans that were placed on nonaccrual status has limited the increase to earning asset income and has contributed to net interest margin compression.

As a result of increased funding costs and higher nonaccrual balances, the Company's quarterly net interest margin has decreased 23 basis points from 4.25% at March 31, 2006 to 4.02% at March 31, 2007. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. However, as evidenced by the Federal Reserve's action to keep rates steady since June 2006, management believes that market rates continue to be at their "target" zone of economic stability, with no anticipation of rate changes until possibly the fourth quarter of 2007. There can be no assurance to this effect as changes in market interest rates are dependent upon a variety of factors that are beyond the Company's control. With market rates remaining at their stable levels, management believes that there are opportunities for net interest margin improvement during 2007, and have already experienced margin improvement when comparing linked quarters in December 2006 to March 2007. For the fourth quarter of 2006, net interest margin was 3.78% as compared to 2007's first quarter margin of 4.02%, an increase of 24 basis points, in large part due to repricing rates of the Company's retail CD balances beginning to slow down. This trend is anticipated to continue throughout the remainder of 2007. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. During the first quarter of 2007, provision expense decreased $280 over the same time period in 2006. This decrease is primarily a direct result of the Company's decrease in nonperforming loan balances since year-end 2006 combined with significant commercial loan allocations that were made to the allowance for loan losses during 2006. At March 31, 2007, the Company's nonperforming loan balances had decreased to $10,056, compared to $13,392 at year-end 2006, as a result of commercial loan charge-offs of some of the troubled relationships already discussed under the caption "Allowance for Loan Losses" within this management's discussion and analysis. As a result, through the first quarter period of 2007, the ratio of the Company's nonperforming loans to total loans decreased to 1.60%, compared to 2.14% at December 31, 2006, while nonperforming assets to total assets also decreased to 1.71%, compared to 2.00% for the same time periods. Management believes that the allowance for loan losses is adequate and reflective of probable losses in the portfolio. The allowance for loan losses was 1.34% of total loans at March 31, 2007, down from 1.51% at December 31, 2006. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended March 31, 2007 was $1,393, an increase of $114, or 8.9%, over the same period in 2006. These quarterly results were impacted most by tax refund processing fees and debit card interchange fees that are classified within other noninterest income, which was up $103, or 29.0%, during the first quarter of 2007 over the same period in 2006. In 2006, the Company began its participation in a new tax refund loan service where it serves as a facilitator for the clearing of tax refunds for a tax software provider. As a result, the Company's tax refund processing fees were up $86 during the first quarter of 2007, as compared to the same period in 2006. Further enhancing growth in other noninterest income was debit card interchange income, increasing $14, or 12.6%, during the first quarter of 2007 as compared to the same period in 2006. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago. The Company's customers used their Jeanie(R) Plus debit cards to complete 273,536 transactions during the first three months of 2007, up 18.5% from the 230,799 transactions during the same period in 2006, derived mostly from gasoline and restaurant purchases. The Company also recorded growth in its gain on sale of secondary market real estate loans, which were up $13, or 50.0%, for the first quarter of 2007 as compared to the same period in 2006. The total of all remaining noninterest income categories remained relatively unchanged from the prior year. The total growth in noninterest income demonstrates management's desire to leverage technology to enhance efficiency and diversify the Company's revenue sources.

Noninterest Expense

During the first quarter of 2007, total noninterest expense was down $64, or 1.1%, as compared to the same period in 2006. Contributing to the quarterly decrease were salaries and employee benefits, the Company's largest noninterest expense item, which decreased $62, or 1.9%, for the first quarter of 2007 as compared to the same time period in 2006. The decrease was largely due to lower accrued incentive costs as well as a lower number of full-time equivalent ("FTE") employees. At March 31, 2007, the Company had 252 FTE employees on staff as compared to 259 FTE employees at March 31, 2006. Further decreases were recognized within data processing and other noninterest expense, which were down $23, or 10.6%, and $11, or 0.7%, respectively, during the first quarter of 2007 as compared to the same period in 2006. The savings experienced in these lower noninterest expenses during the interim of 2007 largely reflects the continued efforts by management to improve efficiency by placing strong emphasis on overhead expense control. These decreases in personnel, data processing and other noninterest costs were partially offset by an increase in occupancy expense, which was up $30, or 9.0%, during the first quarter of 2007 as compared to the same period in 2006, in large part due to the Company's expansion of its Jackson, Ohio facility. In late 2006, the Company invested over $2,000 to replace its Jackson, Ohio facility and, during that time, ceased operations in its Jackson superbank facility. The facility was placed in service and depreciation commenced during the fourth quarter of 2006. Occupancy costs during 2007 will continue to outpace the occupancy costs of 2006 as a result of this timing difference. The total of all remaining noninterest expense categories was relatively unchanged from the prior year.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The emphasis management has placed on expense control has contributed to a stable efficiency ratio, finishing at 64.49% for the three months ended March 31, 2007, as compared to 64.17% for the same period in 2006.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                                      Company Ratios                 Regulatory            Well
                                                 3/31/07            12/31/06          Minimum          Capitalized
                                               ----------          ----------       ------------      -------------
Tier 1 risk-based capital                         12.1%               12.2%             4.00%              6.0%

Total risk-based capital ratio                    13.4%               13.4%             8.00%             10.0%

Leverage ratio                                     9.7%                9.6%             4.00%              5.0%


Cash dividends paid of $714 for the first three months of 2007 represent a 5.0% increase over the cash dividends paid during the same period in 2006. The quarterly dividend rate increased from $0.16 per share in 2006 to $0.17 per share in 2007. The dividend rate has increased in proportion to the consistent growth in retained earnings. At March 31, 2007, approximately 81% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $91,107 represented 11.8% of total assets at March 31, 2007. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2007, the Bank could borrow an additional $78,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

The second component (general allowance) is based upon total loan portfolio balances minus loan balances already reviewed (specific allocation). The Large Loan Review Committee evaluates credit analysis reports that provide management with a "snapshot" of information on borrowers with larger-balance loans (aggregate balances of $1,000 or greater), including loan grades, collateral values, and other factors. A list is prepared and updated quarterly that allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) are not specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses. This risk factor reflects a 3 year performance evaluation of credit losses per loan portfolio. The risk factor is achieved by taking the average net charge-off per loan portfolio for the last 36 consecutive months and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The following table presents the Company's estimated net interest income sensitivity:

                                                       March 31, 2007                        December 31, 2006
       Change in Interest Rates                     Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
                 +300                                     (3.65%)                               (5.95%)
                 +200                                     (1.67%)                               (3.26%)
                 +100                                      (.42%)                               (1.37%)
                 -100                                       .07%                                 1.10%
                 -200                                       .69%                                 1.74%
                 -300                                      1.96%                                 2.65%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At March 31, 2007, the Company's analysis of net interest income reflects a modest liability sensitive position. Based on current assumptions, an instantaneous increase in interest rates would negatively impact net interest income primarily due to variable-rate loans reaching their annual interest rate cap or potentially their lifetime interest rate cap. Furthermore, in a rising rate environment the prepayment amounts on loans and mortgage-backed securities slow down, producing less cash flow to reinvest at higher interest rates. During an instantaneous decrease in interest rates, the opposite occurs, producing a nominal increase in net interest income. As compared to December 31, 2006, the Company's interest rate risk profile has become less liability sensitive due to a modest extension of the term offered for certificate of deposit specials.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 16, 2007 and available at www.sec.gov. These risk factors could materially affect the Company's business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a) Not Applicable.

              (b) Not Applicable.

              (c) The   following  table  provides  information  regarding  Ohio
                  Valley's repurchases of its common shares during the fiscal quarter ended March 31, 2007:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                               Shares        Price Paid per      Publicly Announced       Announced Plan or
     Period                   Purchased       Common Share         Plans or Programs           Programs
January 1 - 31, 2007             1,968           $25.25                1,968                    134,950
February 1 - 28, 2007            9,805           $25.33                9,805                    165,195
March 1 - 31, 2007              24,377           $25.29               24,377                    140,818
                            --------------- ------------------- ------------------------ ----------------------
TOTAL                           36,150           $25.30               36,150                    140,818
                            =============== =================== ======================== ======================


(1) On July 21, 2006, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between August 16, 2006 and February 16, 2007. On February 9, 2007, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2007 and February 15, 2008.

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



                                      OHIO VALLEY BANC CORP.


Date: May 9, 2007                By:  /s/   Jeffrey E. Smith
                                      ----------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date: May 9, 2007                By:  /s/  Scott W. Shockey
                                      ---------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following table:

   Exhibit Number                                   Exhibit Description
 -------------------                  ------------------------------------------

         3(a) Amended Articles of Incorporation of Ohio Valley. Incorporated herein by reference to Exhibit 3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 1997 (SEC File No. 0-20914).

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