Form 10-Q
period 2007-06-30
OHIO VALLEY BANC CORP
filed 2007-08-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: June 30, 2007

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

The number of common shares of the registrant outstanding as of August 8, 2007 was 4,102,231.

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

  Item 5.   Other Information.................................................25

  Item 6.   Exhibits and Reports on Form 8-K..................................25

SIGNATURES....................................................................26

EXHIBIT INDEX.................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)

                                                                               June 30,                      December 31,
                                                                                2007                            2006
                                                                           -----------------             -----------------

ASSETS
Cash and noninterest-bearing deposits with banks                           $      14,282                 $      18,965
Federal funds sold                                                                   905                         1,800
                                                                           -----------------             -----------------
     Total cash and cash equivalents                                              15,187                        20,765
Interest-bearing deposits in other financial institutions                            609                           508
Securities available-for-sale                                                     70,697                        70,267
Securities held-to-maturity (estimated fair value:
   2007 - $14,523; 2006 - $13,586)                                                14,562                        13,350
FHLB stock                                                                         6,036                         6,036
Total loans                                                                      624,131                       625,164
    Less: Allowance for loan losses                                               (6,685)                       (9,412)
                                                                           -----------------             -----------------
     Net loans                                                                   617,446                       615,752
Premises and equipment, net                                                        9,765                         9,812
Accrued income receivable                                                          3,355                         3,234
Goodwill                                                                           1,267                         1,267
Bank owned life insurance                                                         16,327                        16,054
Other assets                                                                       7,748                         7,316
                                                                           -----------------             -----------------
          Total assets                                                     $     762,999                 $     764,361
                                                                           =================             =================

LIABILITIES
Noninterest-bearing deposits                                               $      76,135                 $      77,960
Interest-bearing deposits                                                        504,788                       515,826
                                                                           -----------------             -----------------
     Total deposits                                                              580,923                       593,786
Securities sold under agreements to repurchase                                    27,667                        22,556
Other borrowed funds                                                              68,719                        63,546
Subordinated debentures                                                           13,500                        13,500
Accrued liabilities                                                               11,646                        10,691
                                                                           -----------------             -----------------
          Total liabilities                                                      702,455                       704,079

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares authorized;
2007 - 4,639,723 shares issued;
2006 - 4,626,340 shares issued)                                                    4,640                         4,626
Additional paid-in capital                                                        32,615                        32,282
Retained earnings                                                                 36,400                        34,404
Accumulated other comprehensive loss                                              (1,038)                         (981)
Treasury stock, at cost (2007 - 512,861 shares;
   2006 - 432,852 shares)                                                        (12,073)                      (10,049)
                                                                           -----------------             -----------------
         Total shareholders' equity                                               60,544                        60,282
                                                                           -----------------             -----------------
              Total liabilities and shareholders' equity                   $     762,999                 $      64,361
                                                                           =================             =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                    Three months ended                      Six months ended
                                                                         June 30,                               June 30,
                                                                  2007               2006               2007               2006
                                                             --------------     --------------     --------------     --------------

Interest and dividend income:
     Loans, including fees                                   $    12,706        $    12,113        $    25,146        $    23,869
     Securities
         Taxable                                                     754                699              1,506              1,383
         Tax exempt                                                  132                113                260                227
     Dividends                                                        98                 83                193                164
     Other Interest                                                   30                 26                117                 31
                                                             --------------     --------------     --------------     --------------
                                                                  13,720             13,034             27,222             25,674

Interest expense:
     Deposits                                                      5,290              4,463             10,557              8,377
     Securities sold under agreements to repurchase                  254                229                480                411
     Other borrowed funds                                            738                801              1,350              1,687
     Subordinated debentures                                         272                317                598                622
                                                             --------------     --------------     --------------     --------------
                                                                   6,554              5,810             12,985             11,097
                                                             --------------     --------------     --------------     --------------
Net interest income                                                7,166              7,224             14,237             14,577
Provision for loan losses                                            616                791              1,002              1,457
                                                             --------------     --------------     --------------     --------------
     Net interest income after provision for loan losses           6,550              6,433             13,235             13,120

Noninterest income:
     Service charges on deposit accounts                             756                781              1,416              1,439
     Trust fees                                                       58                 56                114                109
     Income from bank owned life insurance                           162                270                342                457
     Gain on sale of loans                                            20                 28                 59                 54
     Other                                                           370                423                828                778
                                                             --------------    ---------------     --------------     --------------
                                                                   1,366              1,558              2,759              2,837
Noninterest expense:
     Salaries and employee benefits                                3,168              3,230              6,401              6,525
     Occupancy                                                       357                318                721                652
     Furniture and equipment                                         264                275                534                543
     Data processing                                                 211                199                405                416
     Other                                                         1,486              1,368              2,946              2,839
                                                             --------------     --------------     --------------     --------------
                                                                   5,486              5,390             11,007             10,975
                                                             --------------     --------------     --------------     --------------

Income before income taxes                                         2,430              2,601              4,987              4,982
Provision for income taxes                                           744                775              1,526              1,417
                                                             --------------     --------------     --------------     --------------

NET INCOME                                                   $     1,686        $     1,826        $     3,461        $     3,565
                                                             ==============     ==============     ==============     ==============

Earnings per share                                           $       .41        $       .43        $       .83        $       .84
                                                             ==============     ==============     ==============     ==============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)

                                                                      Three months ended                   Six months ended
                                                                          June 30,                              June 30,
                                                                  2007               2006               2007               2006
                                                             --------------     --------------     --------------     --------------

Balance at beginning of period                               $    60,929        $    59,537        $    60,282        $    59,271

Comprehensive income:
     Net income                                                    1,686              1,826              3,461              3,565
     Change in unrealized loss
        on available-for-sale securities                            (319)              (824)               (86)            (1,136)
     Income tax effect                                               108                280                 29                386
                                                             --------------     --------------     --------------     --------------
         Total comprehensive income                                1,475              1,282              3,404              2,815

Proceeds from issuance of common
     stock through dividend reinvestment plan                       ----               ----                347               ----

Cash dividends                                                      (751)              (721)            (1,465)            (1,401)

Shares acquired for treasury                                      (1,109)               (34)            (2,024)              (621)
                                                             --------------     --------------     --------------     --------------

Balance at end of period                                     $    60,544        $    60,064        $    60,544        $    60,064
                                                             ==============     ==============     ==============     ==============

Cash dividends per share                                     $      0.18        $      0.17        $      0.35        $      0.33
                                                             ==============     ==============     ==============     ==============

Shares from common stock issued
     through dividend reinvestment plan                                1                  1             13,383                  2
                                                             ==============     ==============     ==============     ==============

Shares acquired for treasury                                      43,859              1,338             80,009             24,664
                                                             ==============     ==============     ==============     ==============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                     2007                                  2006
                                                                                -----------------                  -----------------

Net cash provided by operating activities:                                      $       5,169                      $       7,456

Investing activities:
     Proceeds from maturities of securities available-for-sale                          3,466                              6,634
     Purchases of securities available-for-sale                                        (4,008)                            (8,905)
     Proceeds from maturities of securities held-to-maturity                              212                                 34
     Purchases of securities held-to-maturity                                          (1,429)                              ----
     Change in interest-bearing deposits in other financial institutions                 (101)                              ----
     Net change in loans                                                               (4,066)                            (7,139)
     Proceeds from sale of other real estate owned                                      1,344                                181
     Purchases of premises and equipment                                                 (444)                            (1,405)
     Proceeds from bank owned life insurance                                             ----                                 86
                                                                                -----------------                   ----------------
         Net cash (used in) investing activities                                       (5,026)                           (10,514)

Financing activities:
     Change in deposits                                                               (12,863)                            15,737
     Cash dividends                                                                    (1,465)                            (1,401)
     Proceeds from issuance of common stock
       through dividend reinvestment plan                                                 347                               ----
     Purchases of treasury stock                                                       (2,024)                              (621)
     Change in securities sold under agreements to repurchase                           5,111                             (7,919)
     Proceeds of Federal Home Loan Bank borrowings                                      9,000                              5,000
     Repayment of Federal Home Loan Bank borrowings                                    (3,033)                            (6,117)
     Change in other short-term borrowings                                               (794)                            (6,167)
     Proceeds from subordinated debentures                                              8,500                               ----
     Repayment of subordinated debentures                                              (8,500)                              ----
                                                                                -----------------                   ----------------
         Net cash provided by financing activities                                     (5,721)                            (1,488)
                                                                                -----------------                   ----------------

Change in cash and cash equivalents                                                    (5,578)                            (4,546)
Cash and cash equivalents at beginning of period                                       20,765                             19,616
                                                                                -----------------                   ----------------
Cash and cash equivalents at end of period                                      $      15,187                       $     15,070
                                                                                =================                   ================

Supplemental disclosure:

     Cash paid for interest                                                     $      13,770                       $     10,070
     Cash paid for income taxes                                                           327                              1,723
     Non-cash transfers from loans to other real estate owned                           1,370                                106

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2007, and its results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2007. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2006 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,153,401 and 4,240,739 for the three months ended June 30, 2007 and 2006, respectively. Weighted average shares outstanding were 4,172,996 and 4,244,624 for the six months ended June 30, 2007 and 2006, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                  June 30,                     December 31,
                                                   2007                           2006
                                            ---------------------      ----------------------

         Commercial real estate                $  192,710                       $  193,359
         Commercial and industrial                 51,590                           47,389
         Residential real estate                  238,593                          238,549
         Consumer                                 133,928                          139,961
         All other                                  7,310                            5,906
                                            ---------------------      ----------------------
                                               $  624,131                       $  625,164
                                            =====================      =======================

At June 30, 2007 and December 31, 2006, loans on nonaccrual status were approximately $4,238 and $12,017, respectively. Loans past due more than 90 days and still accruing at June 30, 2007 and December 31, 2006 were $967 and $1,375, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the years ended June 30:

                                                      2007                           2006
                                                 ----------------              -----------------

Balance - January 1,                                 $ 9,412                        $  7,133
Loans charged off:
     Commercial (1)                                    3,363                             438
     Residential real estate                             348                             132
     Consumer                                            867                           1,162
                                                 ----------------              -----------------
         Total loans charged off                       4,578                           1,732

Recoveries of loans:
     Commercial (1)                                      206                             354
     Residential real estate                             163                             199
     Consumer                                            480                             676
                                                 ----------------              -----------------
         Total recoveries of loans                       849                           1,229
                                                 ----------------              -----------------

Net loan charge-offs                                  (3,729)                           (503)
Provision charged to operations                        1,002                           1,457
                                                 ----------------              -----------------
Balance - June 30,                                   $ 6,685                         $ 8,087
                                                 ================              =================

(1) Includes commercial and industrial and commercial real estate loans.

Information regarding impaired loans is as follows:

                                                                         June 30,                   December 31,
                                                                           2007                         2006
                                                                    -------------------        -------------------

     Balance of impaired loans                                        $     8,683                $    17,402

     Less portion for which no specific
         allowance is allocated                                             2,347                      2,959
                                                                    -------------------        -------------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated            $     6,336                $    14,443
                                                                    ===================        ===================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                      $     2,072                $     4,962
                                                                    ===================        ===================

     Average investment in impaired loans year-to-date                $     9,313                $    18,774
                                                                    ===================        ===================


Interest on impaired loans was $204 and $386 for the six-month periods ended June 30, 2007 and 2006, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.16% of total loans were unsecured at June 30, 2007 as compared to 3.51% at December 31, 2006.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At June 30, 2007, the contract amounts of these instruments totaled approximately $79,190, compared to $73,502 at December 31, 2006. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2007 and December 31, 2006 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

                                            FHLB                   Promissory                  FRB
                                          Borrowings                  Notes                   Notes                    Totals
                                     --------------------     --------------------     --------------------     --------------------

June 30, 2007.....................      $     59,006           $     5,629              $     4,084              $      68,719
December 31, 2006.................      $     55,690           $     5,393              $     2,463              $      63,546


Pursuant to collateral agreements with the FHLB, advances are secured by $215,866 in qualifying mortgage loans and $6,036 in FHLB stock at June 30, 2007. Fixed-rate FHLB advances of $51,206 mature through 2010 and have interest rates ranging from 3.25% to 6.62%. In addition, variable rate FHLB borrowings of $7,800 mature in 2007 and carry an interest rate of 5.37%.

At June 30, 2007, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $52,200 available on this line of credit at June 30, 2007.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $159,901 at June 30, 2007.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 4.80% to 6.25% and are due at various dates through a final maturity date of September 30, 2008. As of June 30, 2007, a total of $3,708 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At June 30, 2007, the interest rate for the Company's FRB notes was 5.04%. Various investment securities from the Bank used to collateralize the FRB notes totaled $6,000 at June 30, 2007 and $6,070 at December 31, 2006.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $41,550 at June 30, 2007 and $41,950 at December 31, 2006.

Scheduled principal payments over the next five years:


          Years Ended                           FHLB               Promissory                FRB
          December 31:                       Borrowings              Notes                  Notes                 Totals
--------------------------------          -----------------      ----------------     -----------------      -----------------

2007                                       $     18,832          $       2,527         $     4,084            $      25,443
2008                                             16,010                  3,102                ----                   19,112
2009                                              8,005                   ----                ----                    8,005
2010                                             16,006                   ----                ----                   16,006
2011                                                  6                   ----                ----                        6
Thereafter                                          147                   ----                ----                      147
                                          -----------------     -----------------     -----------------      -----------------
                                           $     59,006          $       5,629         $     4,084            $      68,719

                                          =================     =================     =================      =================

NOTE 6 - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The rate on these trust preferred securities will be fixed at 6.58% for five years, and then convert to a floating-rate term on March 15, 2012, based on a rate equal to the 3-month LIBOR plus 1.68%. There were no debt issuance costs incurred with these trust preferred securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The subordinated debentures must be redeemed no later than June 15, 2037. On March 26, 2007, the proceeds from these new trust preferred securities were used to pay off $8,500 in higher cost trust preferred security debt, with a floating rate of 8.97%. This repayment of $8,500 in trust preferred securities was the result of an early call feature that allowed the Company to redeem the entire portion of these subordinated debentures at par value. For additional discussion, please refer to the caption titled "Subordinated Debentures and Trust Preferred Securities" within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

                               Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial, consumer and agricultural banking services within central and southeastern Ohio as well as western West Virginia. The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; and the making and servicing of personal, commercial, floor plan, construction, real estate and student loans. The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of its lending function, the Bank also offers credit card services. Loan Central engages in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history. Loan Central's line of business also includes seasonal tax refund loan services during the January through April periods. Ohio Valley Financial Services sells life insurance.

For the three months ended June 30, 2007, net income decreased by $140, or 7.7%, to finish at $1,686 compared to the same period in 2006. Earnings per share for the second quarter of 2007 decreased $.02, or 4.7%, to finish at $.41 per share compared to the same period in 2006. For the first six months of 2007, net income decreased $104, or 2.9%, to finish at $3,461 compared to the same period in 2006. Earnings per share for the first six months of 2007 decreased $.01, or 1.2%, to finish at $.83 per share compared to the same period in 2006. The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both decreased to ..91% and 11.53% during the first six months of 2007, as compared to .95% and 12.10% for the same period in 2006, respectively. The Company's decrease in earnings during both the second quarter and first half periods of 2007 were caused mostly by: 1) a challenged net interest income due to higher funding costs and increased average nonaccrual loans, and 2) decreases in noninterest income due to higher net losses on the sale of other real estate owned ("OREO") and the recognition of tax-free life insurance proceeds received in the prior year that were not repeated in the current period. These factors were partially offset by the benefits of a lower provision expense experienced in both the second quarter and first half of 2007, as compared to the same periods in 2006, as a result of improvements to the Company's nonperforming credits from year-end 2006.

The consolidated total assets of the Company decreased $1,362, or 0.2%, during the first half of 2007 to finish at $762,999, primarily due to lower loan balances, which decreased $1,033 from year-end 2006. Loan growth continues to be challenged by the declining volume of consumer loans combined with a stable real estate loan portfolio. With loan balances flat to declining, the Company's deposits were down from year-end 2006 by $12,863, or $2.2%, to finish at
$580,923.  This  runoff,  primarily  driven by three large  maturing  commercial certificates of deposit ("CD's"), was partially offset by an increase in the Company's securities sold under agreements to repurchase ("repurchase agreements") and other borrowed funds, which increased $5,111 and $5,173, respectively, from year-end 2006.

                                  Comparison of
                               Financial Condition
                     at June 30, 2007 and December 31, 2006

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2007 compared to December 31, 2006. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At June 30, 2007, cash and cash equivalents had decreased $5,578, or 26.9%, to $15,187 as compared to $20,765 at December 31, 2006. With loan demand down from year-end 2006, the Company used its cash and cash equivalents primarily to satisfy maturing time deposits as well as to fund investment security purchases, quarterly dividend disbursements and treasury stock repurchases. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. While down from year-end 2006, management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities

The Company's investment securities portfolio consists of mortgage-backed securities, U.S. government agency and sponsored entity securities and obligations of states and political subdivisions. During the first half of 2007, investment securities increased $1,642, or 2.0%, driven by increases in U.S.
government agency and sponsored entity securities of $3,913, or 15.5%, and obligations of states and political subdivisions of $1,216, or 9.1%, as compared to year-end 2006. The growth in these two segments of investments was the result of attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio. This growth was partially offset by a decrease in mortgage-backed securities of $3,487, or 7.7%, from year-end 2006. The Company continues to benefit from the advantages of investment grade mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $41,654, or 48.9% of total investments at June 30, 2007. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $3,470 from January 1, 2007 through June 30, 2007. For the remainder of 2007, the Company's focus will be to generate interest revenue primarily through loan growth due to higher asset yields on loans.

Loans

During the first six months of 2007, total loans, the Company's primary category of earning assets, were down $1,033, or 0.2%, from year-end 2006. Lower loan balances were largely the result of a decreasing consumer loan portfolio. During the first half of 2007, consumer loans decreased $6,033, or 4.3%, from year-end 2006 to $133,928. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer volume was mostly attributable to the automobile lending segment, which decreased $4,360, or 6.9%, from year-end 2006. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors and the rising rate environment from previous years have caused a decline in automobile loan volume. As rates have aggressively moved up, continued competition with local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first half of 2007. In addition, the Company's capital line balances, primarily home equity loans, decreased $437, or 2.1%, from year-end 2006 due to an increased number of paydowns.

The Company's decreasing consumer loan portfolio was partially offset by an increase in its commercial loan balances. Commercial loans increased $3,552, or 1.5%, from year-end 2006. This growth is consistent with the Company's continued emphasis on commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property. Commercial real estate, the Company's largest segment of commercial loans, contributed most to commercial loan growth, increasing $4,201, or 8.9%, largely driven by loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. Growth in commercial real estate loans was partially offset by a slight decrease in the Company's commercial and industrial loans, which were down $649, or 0.3%, from year-end 2006. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (21.6% of portfolio), medical industry loans (12.9% of portfolio), land development loans (11.5% of portfolio), and hotel and motel loans (10.5% of portfolio). During the first half of 2007, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson, Logan, Vinton and Franklin counties of Ohio, which accounted for 57.4% of total originations, and the growing West Virginia markets, which accounted for 9.6% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the second half of 2007.

The Company also recognized an increase of $1,404, or 23.8%, in other loans from year-end 2006. Other loans consist primarily of state and municipal loans and overdrafts.

While commercial loans comprise the largest portion of the Company's loan portfolio, generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. For the first half of 2007, total residential real estate loan balances were up slightly from year-end 2006, increasing $44 to total $238,593. While the real estate portfolio is relatively flat, there continues to be a significant amount of movement between variable-rate and fixed-rate mortgage refinancings during the first six months of 2007. Since year-end 2006, the Company's one-year adjustable-rate mortgage balances have decreased $12,761, or 18.8%, to finish at $55,030. During 2006, consumer demand for fixed-rate real estate loans steadily increased due to the continuation of lower, more affordable, mortgage rates that had not responded as much to the documented rise in short-term interest rates of 2004, 2005 and part of 2006. As long-term interest rates continue to remain relatively stable from a year ago, consumers continue to pay off and refinance their variable rate mortgages, resulting in lower one-year adjustable-rate mortgage balances at the end of 2007's first half period as compared to year-end 2006. As a result, partially offsetting the decreases in variable-rate real estate balances were the continued consumer preference of fixed-rate real estate loans, which were up $12,301, or 8.6%, from year-end 2006. To help further satisfy this increasing demand for fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, and has sold $2,710 in loans during the first half of 2007, which were up $675, or 33.1%, over the volume in the first half of 2006. The remaining real estate loan portfolio balances increased $504, primarily from the Company's other variable-rate real estate loan products.

The Company will continue to monitor the flat to declining pace of its loan portfolio during the second half of 2007, and try to expand upon the first half successes of its commercial loan opportunities. The Company's operating environment remains challenging and has impacted loan growth due to loan payoffs and a lower level of loan originations during the first half period of 2007. Furthermore, the Company continues to view consumer loans as a decreasing portfolio, due to higher loan costs, increased competition in automobile loans and a lower return on investment as compared to the other loan portfolios. As a result, the Company anticipates total loan growth in the second half of 2007 to be marginal, with volume to continue at a flat to moderate pace throughout the remainder of the year. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first six months of 2007, the Company experienced a $2,727, or 29.0% decrease in its allowance for loan losses, in large part due to a decrease in nonperforming loan balances since year-end 2006. During 2006, the level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, had significantly increased from $2,557 at year-end 2005 to $13,392 at year-end 2006. The nonperforming loan balances increased primarily from three commercial loan relationships secured by liens on commercial real estate and equipment, personal guarantees and life insurance. During this time, specific allocations were made on behalf of the portfolio risks and credit deterioration of these nonperforming relationships, which required corresponding increases in the provision for loan losses to adequately fund the allowance for loan losses. During the first half of 2007, net charge-offs totaled $3,729, which were up $3,226 from the same period in 2006, in large part due to commercial charge-offs of the specific allocations that were already reflected in the allowance for loan losses from 2006. As part of management's strategy to liquidate and resolve its nonperforming relationships, the Company experienced improvements in the ratio of nonperforming loans as a percentage of total loans, which finished June 30, 2007 at 0.83%, down from 2.14% at year-end 2006. The Company's ratio of nonperforming assets, which includes real estate acquired through foreclosure and referred to as other real estate owned ("OREO"), as a percentage of total assets also improved from 2.00% at year-end 2006 to 0.93% at June 30, 2007. At June 30, 2007, nonperforming loans consisted of two large commercial relationships that represent 0.46% of total loans and 0.38% of total assets. These nonperforming credits continue to be at various stages of resolution. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest-bearing and noninterest bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first six months of 2007, total deposits were down $12,863, or 2.2%, from year-end 2006, resulting from a funding mix shift from deposits to borowings as well as lower loan balances that eased pressure off funding requirements. The change in deposits came primarily from a decrease in the Company's time deposits and non-interest bearing demand balances.

Time deposits, particularly CD's, remain the most significant source of funding for the Company's earning assets, making up 57.0% of total deposits. During the first half of 2007, time deposits decreased $14,277, or 4.1%, from year-end 2006. This decrease was primarily due to the CD maturities within two commercial relationships that totaled $14,000. The Company funded these commercial maturities through borrowings and excess liquidity. Furthermore, with loan balances at a flat to declining pace from year-end 2006, there has not been an aggressive need to deploy time deposits as a funding source. As market rates have steadied since June 2006, the Company has seen the cost of its retail CD balances aggressively reprice upward to reflect current deposit rates. This lagging effect has caused the Company's retail CD portfolio to become more costly to fund earning assets, producing an average cost of 4.83% during the first six months of 2007 as compared to 3.90% during the same period of 2006. Furthermore, during the second quarter of 2007, the economy experienced increases in its wholesale funding rates, both short- and long-term indices, creating a costly funding source comparible to that of the Company's retail CD balances. At June 30, 2007, the average cost of the Company's wholesale CD portfolio was 4.81%, just 2 basis points lower than its retail CD portfolio. As a result, management will continue to utilize both retail and wholesale deposits as funding sources for future earning asset growth.

The Company's interest-free funding source, noninterest bearing demand deposits, decreased $1,825, or 2.3%, from year-end 2006. This decrease was primarily from seasonal decreases in business checking balances from several large commercial accounts.

Partially offsetting time deposit and noninteret bearing demand deposit decreases was growth in the Company's money market deposits, which increased $4,029, or 6.8%, during the first six months of 2007. This growth was largely driven by the Company's Market Watch product, which generated $4,765 in additional deposit balances from year-end 2006. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that compete with current market rate offerings.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge net growth in their deposit balances. The Company will continue to evaluate its deposit portfolio mix to properly utilize both retail and wholesale funds to support earning assets and minimize interest costs.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were up $5,111, or 22.7%, from year-end 2006. This increase was mostly due to the fluctuation of one commercial account in the second quarter of 2007.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first six months of 2007, other borrowed funds were up $5,173, or 8.1%, from year-end 2006. Part of the increase was to fund the maturities of several large commercial CD's. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures and Trust Preferred Securities

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The Company used the proceeds from these trust preferred securities to pay off $8,500 in higher cost trust preferred security debt on March 26, 2007. The replacement of the higher cost trust preferred security debt was a strategy by management to lower interest rate pressures that were impacting interest expense and help improve the Company's net interest margin. The early extinguishment and replacement of this higher cost debt improved earnings by nearly $51  pre-tax  ($33  after  taxes) in the  second  quarter  of 2007.  This quarterly savings that contributed to margin improvement will continue throughout the third and fourth quarters of 2007. For additional discussion on the terms and conditions of this new trust preferred security issuance, please refer to "Note 6 - Subordinated Debentures and Trust Preferred Securities" within Item 1, Notes to the Consolidated Financial Statements of this Form 10-Q.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at June 30, 2007 of $60,544 was up $262, or 0.4%, as compared to the balance of $60,282 on December 31, 2006. Contributing most to this increase was year-to-date net income of $3,461 and $347 in proceeds from the issuance of common stock. Partially offsetting the growth in capital were cash dividends paid of $1,465, or $.35 per share, year-to-date, and an increase in the amount of treasury share repurchases. The Company had treasury stock totaling $12,073 at June 30, 2007, an increase of $2,024, or 20.1%, as compared to the total at year-end 2006. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. In February 2007, the Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 16, 2007 and February 15, 2008. As of June 30, 2007, 78,041 shares had been repurchased pursuant to that authorization.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                          Ended June 30, 2007 and 2006

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended June 30, 2007 compared to the same period in 2006. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the second quarter of 2007, net interest income decreased $58, or 0.8%, as compared to the same quarter in 2006. Through the first six months of 2007, net interest income decreased $340, or 2.3%, as compared to the same period in 2006. The decrease in quarterly and year-to-date net interest income is primarily due to a compressed net interest margin caused by higher funding costs as well as average increases in nonaccrual loan balances.

Total interest income increased $686, or 5.3%, for the second quarter of 2007 and increased $1,548, or 6.0%, during the first half of 2007 as compared to the same periods in 2006. Growth in 2007's year-to-date average earning assets of $8,867, or 1.2%, as compared to the same period in 2006 was complemented with a 36 basis point increase in asset yields, growing from 7.31% to 7.67% for the same time periods. The growth in average earning assets was largely comprised of commercial real estate loan participations, investment securities and short-term federal funds sold since June 2006. Outpacing interest income was interest expense, increasing $744, or 12.8%, during the second quarter of 2007 and $1,888, or 17.0%, during the first half of 2007 as compared to the same periods in 2006, as a result of higher funding costs, competitive factors to retain deposits, and larger average earning asset balances which required additional funding. In a changing interest rate environment, rates on loans reprice more rapidly than interest rates paid on deposits. In 2005 and the first half of 2006, net interest margins were exceeding previous periods in relation to the actions by the Federal Reserve to increase market rates of interest. As the Federal Reserve's most recent actions have held rates steady, interest rates on deposits have increased (as a lagging impact of earlier Federal Reserve action), increasing funding costs and decreasing the net interest margin. Increases in funding costs came mostly from the Bank's retail CD accounts, which have been most responsive to the rising rate environment. The year-to-date weighted average cost of the Bank's retail CD balances grew 93 basis points from 3.90% at June 30, 2006 to 4.83% at June 30, 2007. The change in interest expense was further impacted by the Company's average growth in money market accounts largely due to its Market Watch product with tiered market rates that compete with other such rate offerings in the Company's existing market areas. As a result of the rise in rates from previous periods, the Bank's total weighted average funding costs have increased 53 basis points from June 30, 2006 to June 30, 2007.

Putting additional pressure on net interest income was an increase in the Company's year-to-date average nonaccrual loan balances, which have grown from an average of $3,127 for the six months ended June 30, 2006 to an average of $8,361 for the six months ended June 30, 2007. While this segment of nonperforming loans continues to improve, with actual nonaccrual balances decreasing $8,083 from year-end 2006, and decreasing $2,006 from June 30, 2006, the interest income that has not been recorded on these nonaccrual balances over the past 12 months has limited the increase to earning asset income and has contributed to net interest margin compression.

As a result of increased funding costs and higher average nonaccrual balances, the Company's net interest margin decreased 4 basis points from 4.09% to 4.05% for the second quarter of 2007 and decreased 13 basis points from 4.17% to 4.04% during the first half of 2007 as compared to the same periods in 2006. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. However, as evidenced by the Federal Reserve's action to keep rates steady since June 2006, management believes that market rates continue to be at their "target" zone of economic stability, with no anticipation of any rate changes throughout the remainder of 2007. There can be no assurance to this effect as changes in market interest rates are dependent upon a variety of factors that are beyond the Company's control. With market rates remaining at their stable levels, management believes that there are opportunities for net interest margin improvement during the second half of 2007, and have already experienced margin improvement when comparing linked quarters in March 2007 to June 2007. For the first quarter of

2007, net interest margin was 4.02% as compared to 2007's second quarter margin of 4.05%, an increase of 3 basis points, in large part due to repricing rates of the Company's retail CD balances beginning to slow down. This trend is anticipated to continue throughout the remainder of 2007. For additional discussion on the Company's rate sensitive assets and liabilities, please see
Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. During the first half of 2007, provision expense decreased $455, or 31.2%, over the same time period in 2006. This decrease is primarily a direct result of the Company's decrease in nonperforming loan balances since year-end 2006 combined with significant commercial loan allocations that were made to the allowance for loan losses during 2006. At June 30, 2007, the Company's nonperforming loan balances had decreased to $5,205, compared to $13,392 at year-end 2006, as a result of commercial loan charge-offs of some of the troubled relationships already discussed under the caption "Allowance for Loan Losses" within this management's discussion and analysis. As a result, through the first half of 2007, the ratio of the Company's nonperforming loans to total loans decreased to 0.83%, compared to 2.14% at December 31, 2006, while nonperforming assets to total assets also decreased to 0.93%, compared to 2.00% for the same time periods. Management believes that the allowance for loan losses is adequate and reflective of probable losses in the portfolio. The allowance for loan losses was 1.07% of total loans at June 30, 2007, down from 1.51% at December 31, 2006. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended June 30, 2007 was $1,366, a decrease of $192, or 12.3%, from the same period in 2006. Noninterest income for the six months ended June 30, 2007 was $2,759, a decrease of $78, or 2.7%, from the same period in 2006. The quarterly and year-to-date decreasing results were impacted most by the Company's tax-free bank owned life insurance ("BOLI") investments and net losses on the sale of OREO, partially offset by increased tax processing fees and debit card interchange fees.

BOLI income was down $108, or 40.0%, during the second quarter of 2007, and down $115, or 25.2%, during the first half of 2007, as compared to the same periods of 2006, driven mostly by tax-free life insurance proceeds of $86 that were recorded in the second quarter of 2006 that were not repeated in 2007. Furthermore, the Company also realized $87 of tax-free life insurance proceeds in the third quarter of 2006. As a result of these non-recurring timing differences, management anticipates revenues from BOLI investments to be lower during the remaining six months of 2007 as compared to 2006. Other noninterest income was negatively impacted by losses incurred on the sale of various OREO properties, causing net losses on the sale of OREO to increase $84 during the second quarter of 2007 and $78 during the first half period of 2007, as compared to the same periods in 2006.

Partially offsetting the decreases in other noninterest income were improvements in the Company's tax refund processing fees and debit card interchange fees. In 2006, the Company began its participation in a new tax refund loan service where it serves as a facilitator for the clearing of tax refunds for a tax software provider. As a result, the Company's tax refund processing fees during the first six months of 2007 totaled $110, a $64 increase over the same period in 2006. Further enhancing the changes in other noninterest income was debit card interchange income, increasing $32, or 13.6%, during the first six months of 2007 as compared to the same period in 2006. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago. The Company's customers used their Jeanie(R) Plus debit cards to complete 572,232 transactions during the first six months of 2007, up 18.2% from the 484,188 transactions during the same period in 2006, derived mostly from gasoline and restaurant purchases.

Noninterest Expense

During the second quarter of 2007, total noninterest expense was up $96, or 1.8%, as compared to the same period in 2006. During the six months ended June 30, 2007, noninterest expense was up $32, or 0.3%, as compared to the same period in 2006. Contributing most to the quarterly and year-to-date increases were the costs associated with resolving nonperforming loans. This caused other noninterest expenses to increase $118, or 8.6%, during the second quarter of 2007, and $107, or 3.8%, during the first half of 2007, as compared to the same periods of 2006. Loan expenses (i.e., foreclosure costs), that have been incurred as part of resolving nonperforming credits during 2007 have been necessary to improve asset quality and lower portfolio risk.

Further increases in noninterest expense were recorded within the Company's occupancy expense, which was up $39, or 12.3%, during the second quarter of 2007, and $69, or 10.6%, during the first half of 2007, as compared to the same periods in 2006. This was in large part due to the Company's expansion of its Jackson, Ohio facility. In late 2006, the Company invested over $2,000 to replace its Jackson, Ohio facility and, during that time, ceased operations in its Jackson superbank facility. The facility was placed in service and depreciation commenced during the fourth quarter of 2006. Occupancy costs during 2007 will continue to outpace the occupancy costs of 2006 as a result of this new facility.

Partially offsetting occupancy and other noninterest expense were lower salary and employee benefit costs. Salaries and employee benefits, the Company's largest noninterest expense item, decreased $62, or 1.9%, for the second quarter of 2007, and $124, or 1.9%, during the first half of 2007, as compared to the same periods in 2006. The decrease was largely due to lower accrued incentive costs as well as a lower number of full-time equivalent ("FTE") employees. At June 30, 2007, the Company had 256 FTE employees on staff as compared to 261 FTE employees at June 30, 2006. The total of all remaining noninterest expense categories was relatively unchanged. The stable level of noninterest expenses during 2007 largely reflects the continued efforts by management to improve efficiency by placing strong emphasis on overhead expense control.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. While the Company has experienced good cost containment in its overhead expenses, decreases to both quarterly and year-to-date net interest income have negatively affected the Company's efficiency. The efficiency ratio for the three months ended June 30, 2007 was 63.53%, up from 60.85% for the same period in 2006. The efficiency ratio for the six months ended June 30, 2007 was 64.01%, up from 62.54% for the same period in 2006.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:


                                            Company Ratios                 Regulatory                Well
                                                                            Minimum               Capitalized
                                        6/30/07       12/31/06

Tier 1 risk-based capital                12.2%          12.2%                 4.00%                    6.0%

Total risk-based capital ratio           13.3%          13.4%                 8.00%                   10.0%

Leverage ratio                            9.7%           9.6%                 4.00%                    5.0%

Cash dividends paid of $1,465 for the first six months of 2007 represent a 4.6% increase over the cash dividends paid during the same period in 2006. The quarterly dividend rate increased from $0.17 per share in 2006 to $0.18 per share in 2007. The dividend rate has increased in proportion to the consistent growth in retained earnings. At June 30, 2007, approximately 81% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $87,619 represented 11.5% of total assets at June 30, 2007. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2007, the Bank could borrow an additional $59,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

The following table presents the Company's estimated net interest income sensitivity:

                                                    June 30, 2007                         December 31, 2006
      Change in Interest Rates                    Percentage Change in                   Percentage Change in
         in Basis Points                          Net Interest Income                    Net Interest Income

              +300                                     (6.18%)                                (5.95%)
              +200                                     (3.26%)                                (3.26%)
              +100                                     (1.27%)                                (1.37%)
              -100                                      1.07%                                  1.10%
              -200                                      2.49%                                  1.74%
              -300                                      4.43%                                  2.65%

The estimated change in net interest income reflects minimal interest rate risk exposure and is well within the policy guidelines established by the Board. At June 30, 2007, the Company's analysis of net interest income reflects a modest liability sensitive position. Based on current assumptions, an instantaneous increase in interest rates would negatively impact net interest income primarily due to variable rate loans reaching their annual interest rate cap or potentially their lifetime interest rate cap. Furthermore, in a rising rate environment, the prepayment amounts on loans and mortgage-backed securities slow down, producing less cash flow to reinvest at higher interest rates. During an instantaneous decrease in interest rates, the opposite occurs, producing an increase in net interest income. As compared to December 31, 2006, the Company's interest rate risk profile has been relatively stable.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.
                           PART II - OTHER INFORMATION

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a) Not Applicable.
              (b) Not Applicable.

              (c) The  following   table  provides  information  regarding  Ohio
                  Valley's repurchases of its common shares during the fiscal quarter ended June 30, 2007:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                                          Maximum Number
                                                                                                        of Shares That May
                           Total Number                                Total Number of Shares           Yet Be Purchased
                            of Common            Average                Purchased as Part of              Under Publicly
                             Shares            Price Paid per            Publicly Announced              Announced Plan or
     Period                 Purchased          Common Share              Plans or Programs                   Programs

April 1 - 30, 2007              500               $25.25                           500                          140,318
May   1 - 31, 2007           17,508               $25.31                        17,508                          122,810
June  1 - 30, 2007           25,851               $25.29                        25,851                           96,959
                        -----------------   ---------------------     -------------------------      -----------------------------
TOTAL                        43,859               $25.30                        43,859                           96,959
                        =================   =====================     =========================      =============================

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its Annual Meeting of Shareholders on May 9, 2007 for the purpose of electing directors.Shareholders received proxy materials containing the information required by this item. Four directors, Steven B. Chapman, Robert E. Daniel, Robert H. Eastman and Jeffrey E. Smith were nominated for reelection and were reelected. The summary of voting of the 3,451,404 shares outstanding is as follows:

                                                                       Broker
              Director Candidate           For         Withheld       Non-Votes

              Steven B. Chapman         3,421,835        29,569          ----
              Robert E. Daniel          3,433,305        18,099          ----
              Robert H. Eastman         3,440,596        10,808          ----
              Jeffrey E. Smith          3,443,926         7,478          ----

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



                                                    OHIO VALLEY BANC CORP.

Date:     August 8, 2007            By:    /s/   Jeffrey E. Smith
                                           -------------------------------------
                                           Jeffrey E.  Smith
                                           President and Chief Executive Officer



Date:     August 8, 2007            By:    /s/  Scott W. Shockey
                                           -------------------------------------
                                           Scott W. Shockey
                                           President and Chief Financial Officer

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

         3(b) Code of Regulations of Ohio Valley. Incorporated herein by reference to Exhibit 3(b) to Ohio Valley's current report on Form 8-K (SEC File No.0-20914) filed November 6, 1992.

         4 Agreement to furnish instruments and agreements defining rights of holders of long-term debt. Filed herewith.

        31.1 Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).Filed herewith.

        31.2 Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer). Filed herewith.

        32 Section 1350 Certification (Principal Executive Officer and Principal Financial Officer). Filed herewith.