Form 10-Q
period 2007-09-30
OHIO VALLEY BANC CORP
filed 2007-11-09
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2007

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

The number of common shares of the registrant outstanding as of November 8, 2007 was 4,085,387.

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

  Item 4.  Controls and Procedures............................................24

PART II - OTHER INFORMATION...................................................24

  Item 1.   Legal Proceedings.................................................24

  Item 1A.  Risk Factors......................................................24

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......25

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

  Item 5.   Other Information.................................................25

  Item 6.   Exhibits and Reports on Form 8-K..................................25

SIGNATURES....................................................................26

EXHIBIT INDEX.................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)

                                                                            September 30,                    December 31,
                                                                                2007                             2006
                                                                          -----------------               -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                          $      16,800                   $      18,965
Federal funds sold                                                               11,756                           1,800
                                                                          -----------------               -----------------
     Total cash and cash equivalents                                             28,556                          20,765
Interest-bearing deposits in other financial institutions                           620                             508
Securities available-for-sale                                                    69,536                          70,267
Securities held-to-maturity (estimated fair value:
  2007 - $15,976; 2006 - $13,586)                                                15,937                          13,350
Federal Home Loan Bank stock                                                      6,036                           6,036
Total loans                                                                     627,616                         625,164
    Less: Allowance for loan losses                                              (6,727)                         (9,412)
                                                                          -----------------               -----------------
     Net loans                                                                  620,889                         615,752
Premises and equipment, net                                                       9,937                           9,812
Accrued income receivable                                                         3,288                           3,234
Goodwill                                                                          1,267                           1,267
Bank owned life insurance                                                        16,464                          16,054
Other assets                                                                      6,916                           7,316
                                                                          -----------------               -----------------
          Total assets                                                    $     779,446                   $     764,361
                                                                          =================               =================

LIABILITIES
Noninterest-bearing deposits                                              $      76,476                   $      77,960
Interest-bearing deposits                                                       519,464                         515,826
                                                                          -----------------               -----------------
     Total deposits                                                             595,940                         593,786
Securities sold under agreements to repurchase                                   34,168                          22,556
Other borrowed funds                                                             61,398                          63,546
Subordinated debentures                                                          13,500                          13,500
Accrued liabilities                                                              13,421                          10,691
                                                                          -----------------               -----------------
          Total liabilities                                                     718,427                         704,079

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares authorized;
2007 - 4,639,724 shares issued; 2006 - 4,626,340 shares issued)                  4,640                           4,626
Additional paid-in capital                                                       32,615                          32,282
Retained earnings                                                                37,495                          34,404
Accumulated other comprehensive loss                                               (627)                           (981)
Treasury stock, at cost (2007 - 553,830 shares;
   2006 - 432,852 shares)                                                       (13,104)                        (10,049)
                                                                          -----------------               -----------------
         Total shareholders' equity                                              61,019                          60,282
                                                                          -----------------               -----------------
              Total liabilities and shareholders' equity                  $     779,446                   $     764,361
                                                                          =================               =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                      Three months ended                    Nine months ended
                                                                        September 30,                         September 30,
                                                                   2007               2006               2007               2006
                                                             --------------     --------------     --------------     --------------
Interest and dividend income:
     Loans, including fees                                   $    12,731        $    12,410        $    37,877        $    36,279
     Securities
         Taxable                                                     766                714              2,272              2,097
         Tax exempt                                                  145                117                405                344
     Dividends                                                        99                 85                292                249
     Other Interest                                                   43                 81                160                112
                                                             --------------     --------------     --------------     --------------
                                                                  13,784             13,407             41,006             39,081

Interest expense:
     Deposits                                                      5,386              4,964             15,943             13,341
     Securities sold under agreements to repurchase                  307                244                787                655
     Other borrowed funds                                            814                761              2,164              2,448
     Subordinated debentures                                         272                330                870                952
                                                             --------------     --------------     --------------     --------------
                                                                   6,779              6,299             19,764             17,396
                                                             --------------     --------------     --------------     --------------
Net interest income                                                7,005              7,108             21,242             21,685
Provision for loan losses                                            332                474              1,334              1,931
                                                             --------------     --------------     --------------     --------------
     Net interest income after provision for loan losses           6,673              6,634             19,908             19,754

Noninterest income:
     Service charges on deposit accounts                             776                806              2,192              2,245
     Trust fees                                                       58                 56                172                165
     Income from bank owned life insurance                           173                270                515                727
     Gain on sale of loans                                            23                 21                 82                 75
     Other                                                           526                403              1,354              1,181
                                                             --------------     --------------     --------------     --------------
                                                                   1,556              1,556              4,315              4,393
Noninterest expense:
   Salaries and employee benefits                                  3,247              3,278              9,648              9,803
   Occupancy                                                         378                347              1,099                999
   Furniture and equipment                                           276                268                810                811
   Data processing                                                   221                197                626                613
   Other                                                           1,470              1,513              4,416              4,352
                                                             --------------     --------------     --------------     --------------
                                                                   5,592              5,603             16,599             16,578
                                                             --------------     --------------     --------------     --------------

Income before income taxes                                         2,637              2,587              7,624              7,569
Provision for income taxes                                           804                770              2,330              2,187
                                                             --------------     --------------     --------------     --------------

NET INCOME                                                   $     1,833        $     1,817        $     5,294        $     5,382
                                                             ==============     ==============     ==============     ==============

Earnings per share                                           $       .45        $       .43        $      1.28        $      1.27
                                                             ==============     ==============     ==============     ==============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)

                                                                    Three months ended                       Nine months ended
                                                                       September 30,                           September 30,
                                                                   2007              2006               2007                2006
                                                             --------------     --------------     --------------     --------------

Balance at beginning of period                               $    60,544        $    60,064        $    60,282        $    59,271

Comprehensive income:
     Net income                                                    1,833              1,817              5,294              5,382
     Change in unrealized loss
        on available-for-sale securities                             623                948                537               (188)
     Income tax effect                                              (212)              (322)              (183)                64
                                                             --------------     --------------     --------------     --------------
         Total comprehensive income                                2,244              2,443              5,648              5,258

Proceeds from issuance of common
     stock through dividend reinvestment plan                       ----               ----                347               ----

Cash dividends                                                      (738)              (719)            (2,203)            (2,120)

Shares acquired for treasury                                      (1,031)              (610)            (3,055)            (1,231)
                                                             --------------     --------------     --------------     --------------

Balance at end of period                                     $    61,019        $    61,178        $    61,019        $    61,178
                                                             ==============     ==============     ==============     ==============

Cash dividends per share                                     $      0.18        $      0.17        $      0.53        $      0.50
                                                             ==============     ==============     ==============     ==============

Shares from common stock issued
     through dividend reinvestment plan                                1                  1             13,384                  3
                                                             ==============     ==============     ==============     ==============

Shares acquired for treasury                                      40,969             24,191            120,978             48,855
                                                             ==============     ==============     ==============     ==============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                      2007                                2006
                                                                                -----------------                  -----------------

Net cash provided by operating activities:                                      $      10,133                      $       9,850

Investing activities:
     Proceeds from maturities of securities available-for-sale                          5,236                              8,502
     Purchases of securities available-for-sale                                        (4,009)                           (11,404)
     Proceeds from maturities of securities held-to-maturity                              234                                 42
     Purchases of securities held-to-maturity                                          (2,828)                            (1,480)
     Change in interest-bearing deposits in other financial institutions                 (112)                                (5)
     Net change in loans                                                               (8,103)                           (12,164)
     Proceeds from sale of other real estate owned                                      1,394                                255
     Purchases of premises and equipment                                                 (861)                            (2,358)
     Proceeds from bank owned life insurance                                             ----                                174
                                                                                -----------------                  -----------------
         Net cash (used in) investing activities                                       (9,049)                           (18,438)

Financing activities:
     Change in deposits                                                                 2,154                             36,170
     Cash dividends                                                                    (2,203)                            (2,120)
     Proceeds from issuance of common stock
       through dividend reinvestment plan                                                 347                               ----
     Purchases of treasury stock                                                       (3,055)                            (1,231)
     Change in securities sold under agreements to repurchase                          11,612                             (9,147)
     Proceeds of Federal Home Loan Bank borrowings                                     15,000                              5,000
     Repayment of Federal Home Loan Bank borrowings                                   (10,047)                           (11,131)
     Change in other short-term borrowings                                             (7,101)                            (3,544)
     Proceeds from subordinated debentures                                              8,500                               ----
     Repayment of subordinated debentures                                              (8,500)                              ----
                                                                                -----------------                   ----------------
         Net cash provided by financing activities                                      6,707                             13,997
                                                                                -----------------                   ----------------

Change in cash and cash equivalents                                                     7,791                              5,409
Cash and cash equivalents at beginning of period                                       20,765                             19,616
                                                                                -----------------                   ----------------
Cash and cash equivalents at end of period                                      $      28,556                       $     25,025
                                                                                =================                   ================

Supplemental disclosure:

     Cash paid for interest                                                     $      19,490                       $     16,135
     Cash paid for income taxes                                                           373                              2,856
     Non-cash transfers from loans to other real estate owned                           1,632                                106

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2007, and its results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2007. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2006 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,101,908 and 4,228,798 for the three months ended September 30, 2007 and 2006, respectively. Weighted average shares outstanding were 4,149,040 and 4,239,291 for the nine months ended September 30, 2007 and 2006, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NEW ACCOUNTING PRONOUNCEMENTS: The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN48"), on January 1, 2007. The adoption of FIN 48 had no affect on the Company's financial statements. At January 1, 2007 and September 30, 2007, the Company had no unrecognized tax benefits and does not anticipate any significant change to unrecognized tax benefits during the next 12 months. It is the Company's policy to account for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of September 30, 2007, no such accruals exist. The Company and its subsidiaries file a consolidated U.S. federal income tax return as well as tax returns in the states of Ohio and West Virginia. These returns are subject to examination by taxing authorities for tax years 2003 - 2006.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. The Company plans on adopting FAS 159 on January 1, 2008 and does not expect that the adoption of this standard will have a material impact on its financial statements.

In September 2006, FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of adopting this Statement and does not expect any material impact on its financial statements upon adoption.

RECLASSIFICATIONS:   Certain  items  related  to  the   consolidated   financial
statements for 2006 have been reclassified to conform to the presentation for 2007. These reclassifications had no effect on the net results of operations.

NOTE 2 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                    September 30,             December 31,
                                        2007                     2006
                                  -----------------        -----------------

    Commercial real estate        $     190,399            $    193,359
    Commercial and industrial            51,866                  47,389
    Residential real estate             246,883                 238,549
    Consumer                            131,186                 139,961
    All other                             7,282                   5,906
                                  -----------------        -----------------
                                  $     627,616            $    625,164
                                  =================        =================

At September 30, 2007 and December 31, 2006, loans on nonaccrual status were approximately $4,344 and $12,017, respectively. Loans past due more than 90 days and still accruing at September 30, 2007 and December 31, 2006 were $964 and $1,375, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the years ended September 30:

                                                 2007                  2006
                                            --------------        --------------

Balance - January 1,                        $     9,412           $     7,133
Loans charged off:
     Commercial (1)                               3,378                   524
     Residential real estate                        432                   139
     Consumer                                     1,202                 1,645
                                            --------------        --------------
         Total loans charged off                  5,012                 2,308

Recoveries of loans:
     Commercial (1)                                 210                   402
     Residential real estate                        168                   203
     Consumer                                       615                   924
                                            --------------        --------------
         Total recoveries of loans                  993                 1,529
                                            --------------        --------------

Net loan charge-offs                             (4,019)                 (779)

Provision charged to operations                   1,334                 1,931
                                            --------------        --------------
Balance - September 30,                     $     6,727           $     8,285
                                            ==============        ==============

(1) Includes commercial and industrial and commercial real estate loans.

Information regarding impaired loans is as follows:

                                                                    September 30,          December 31,
                                                                        2007                   2006
                                                                  ----------------       ----------------

     Balance of impaired loans                                    $     9,245            $    17,402

     Less portion for which no specific
         allowance is allocated                                         2,969                  2,959
                                                                  ----------------       ----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $     6,276            $    14,443
                                                                  ================       ================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     2,072            $     4,962
                                                                  ================       ================

     Average investment in impaired loans year-to-date            $     9,509            $    18,774
                                                                  ================       ================

Interest recorded on impaired loans was $313 and $495 for the nine-month periods ended September 30, 2007 and 2006, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 4.02% of total loans were unsecured at September 30, 2007 as compared to 3.51% at December 31, 2006.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At September 30, 2007, the contract amounts of these instruments totaled approximately $76,224, compared to $73,502 at December 31, 2006. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 5 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2007 and December 31, 2006 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

                                        FHLB                 Promissory                  FRB
                                      Borrowings               Notes                    Notes                    Totals
                                   ----------------        ----------------        ----------------        ----------------

September 30, 2007...........      $     50,192            $      5,706            $      5,500            $     61,398
December 31, 2006............      $     55,690            $      5,393            $      2,463            $     63,546

Pursuant to collateral agreements with the FHLB, advances are secured by $217,583 in qualifying mortgage loans and $6,036 in FHLB stock at September 30, 2007. Fixed-rate FHLB advances of $50,192 mature through 2010 and have interest rates ranging from 3.25% to 6.62%.

At September 30, 2007, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days.

The line of credit must be renewed on an annual basis. There was $60,000 available on this line of credit at September 30, 2007.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $161,173 at September 30, 2007.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 4.55% to 6.19% and are due at various dates through a final maturity date of September 30, 2008. As of September 30, 2007, a total of $3,708 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. At September 30, 2007, the interest rate for the Company's FRB notes was 4.58%. Various investment securities from the Bank used to collateralize the FRB notes totaled $6,000 at September 30, 2007 and $6,070 at December 31, 2006.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $42,450 at September 30, 2007 and $41,950 at December 31, 2006.

Scheduled principal payments over the next five years:

      Periods Ended                     FHLB                 Promissory                FRB
      December 31:                    Borrowings               Notes                   Notes                    Totals
--------------------------         ----------------        ----------------        ----------------        ----------------
Three Months Ended 2007            $      4,018            $      2,604            $      5,500            $     12,122
Year Ended 2008                          16,010                   3,102                    ----                  19,112
Year Ended 2009                          11,005                    ----                    ----                  11,005
Year Ended 2010                          19,006                    ----                    ----                  19,006
Year Ended 2011                               6                    ----                    ----                       6
Thereafter                                  147                    ----                    ----                     147
                                   ----------------        ----------------        ----------------        ----------------
                                   $     50,192            $      5,706            $      5,500            $     61,398
                                   ================        ================        ================        ================

NOTE 6 - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The rate on these trust preferred securities will be fixed at 6.58% for five years, and then convert to a floating-rate term on March 15, 2012, based on a rate equal to the 3-month LIBOR plus 1.68%. There were no debt issuance costs incurred with these trust preferred securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The subordinated debentures must be redeemed no later than June 15, 2037. On March 26, 2007, the proceeds from these new trust preferred securities were used to pay off $8,500 in higher cost trust preferred security debt, with a floating rate of 8.97%. This repayment of $8,500 in trust preferred securities was the result of an early call feature that allowed the Company to redeem the entire amount of these subordinated debentures at par value. For additional discussion, please refer to the caption titled "Subordinated Debentures and Trust Preferred Securities" within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

For the three months ended September 30, 2007, net income increased by $16, or 0.9%, compared to the same period in 2006, to finish at $1,833. Earnings per share for the third quarter of 2007 increased $.02, or 4.7%, compared to the same period in 2006, to finish at $.45 per share. For the first nine months of 2007, net income decreased $88, or 1.6%, compared to the same period in 2006, to finish at $5,294. Earnings per share for the first nine months of 2007 increased $.01, or 0.8%, compared to the same period in 2006, to finish at $1.28 per share. The annualized net income to average asset ratio, or return on assets
(ROA), and net income to average equity ratio, or return on equity (ROE), both decreased to .92% and 11.72% during the first nine months of 2007, as compared to .95% and 12.07% for the same period in 2006, respectively. The Company's minimal change in earnings during the third quarter and nine-month periods of 2007 were caused mostly by: 1) a challenged net interest income due to higher funding costs and increased average nonaccrual loans, and 2) decreases in noninterest income due to the recognition of tax-free life insurance proceeds received in the prior year that were not repeated in the current period. These negative factors to revenues were counteracted by the benefits of 1) lower loan loss provision expense experienced in both the third quarter and nine-month periods of 2007, as compared to the same periods in 2006, as a result of improvements to the Company's nonperforming credits from year-end 2006, and 2) stable noninterest expense due to effective overhead management.

The consolidated total assets of the Company increased $15,085, or 2.0%, during the first nine months of 2007 to finish at $779,446, primarily due to excess federal funds sold and higher loan balances, which increased $9,956 and $2,452, respectively, from year-end 2006. Loan growth continues to be relatively stable (up 0.4%), with a growing real estate loan portfolio being completely offset by a declining volume of consumer loans due to lower demand and interest rate competition. The Company's securities sold under agreements to repurchase
("repurchase agreements") and interest-bearing money market deposits both increased $11,612 and $7,690, respectively, from year-end 2006. The excess funds available from both repurchase agreements and money market deposits were used to fund the net growth in loans, as well as reduce other borrowed funds, which were down $2,148 from year-end 2006.

                                  Comparison of
                               Financial Condition
                   at September 30, 2007 and December 31, 2006

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2007 compared to December 31, 2006. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At September 30, 2007, cash and cash equivalents had increased $7,791, or 37.5%, to $28,556 as compared to $20,765 at December 31, 2006. The increased levels of cash and cash equivalents, (mostly federal funds sold) came primarily from growth in repurchase agreements. With loan balances up slightly from year-end 2006, the Company used its cash and cash equivalents primarily to satisfy maturing time deposits as well as to fund quarterly dividend disbursements and treasury stock repurchases. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities

The Company's investment securities portfolio consists of mortgage-backed securities, U.S. government agency and sponsored entity securities and obligations of states and political subdivisions. During the first nine months of 2007, investment securities increased $1,856, or 2.2%, driven by increases in U.S. government agency and sponsored entity securities of $4,320, or 17.2%, and obligations of states and political subdivisions of $2,594, or 19.5%, as compared to year-end 2006. The growth in these two segments of investments was the result of attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio. This growth was partially offset by a decrease in mortgage-backed securities of $5,058, or 11.2%, from year-end 2006. The Company continues to benefit from the advantages of investment grade mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $40,083, or 46.9% of total investments at September 30, 2007. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $5,243 from January 1, 2007 through September 30, 2007. For the remainder of 2007, the Company's focus will be to generate interest revenue primarily through loan growth due to higher asset yields on loans.

Loans

During the first nine months of 2007, total loans, the Company's primary category of earning assets, were up $2,452, or 0.4%, from year-end 2006. Higher loan balances were largely due to growth in residential real estate loans, which were up $8,334, or 3.5%, from year-end 2006 to total $246,883. Generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. There continues to be a significant amount of movement between variable-rate and fixed-rate mortgage refinancings during the first nine months of 2007. Since year-end 2006, the Company's one-year adjustable-rate mortgage balances have decreased $21,273, or 31.4%, to finish at $46,518. During 2006, consumer demand for fixed-rate real estate loans steadily increased due to the continuation of lower, more affordable, mortgage rates that had not responded as much to the rise in short-term interest rates of 2004, 2005 and part of 2006. As long-term interest rates continue to remain relatively stable from a year ago, consumers continue to pay off and refinance their variable rate mortgages, resulting in lower one-year adjustable-rate mortgage balances at the end of September 30, 2007 as compared to year-end 2006. As a result, completely offsetting the decreases in variable-rate real estate balances were the continued consumer preference of fixed-rate real estate loans, which were up $28,043, or 19.6%, from year-end 2006 to finish at $171,183. To help further satisfy this increasing demand for fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, and has sold $3,322 in loans during the first nine months of 2007, which represent an increase of $591, or 21.6%, over the volume in the first nine months of 2006. The remaining real estate loan portfolio balances increased $1,564, primarily from a mix of the Company's other variable-rate real estate loan products.

The Company's increasing real estate loan portfolio was enhanced by net growth in its commercial loan balances, which were up $1,517, or 0.6%, from year-end 2006. This growth is consistent with the Company's continued emphasis on commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property. Commercial and industrial loans increased $4,477, or 9.4%, from year-end 2006, partially offset by a decrease in commercial real estate loan balances, which decreased $2,960, or 1.5%, from year-end 2006. Commercial real estate, the Company's largest segment of commercial loans, is largely driven by loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (20.6% of portfolio), medical industry loans (13.9% of portfolio), land development loans (11.4% of portfolio), and hotel and motel loans (10.3% of portfolio). During the first nine months of 2007, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson, Logan, Vinton and Franklin counties of Ohio, which accounted for 58.8% of total originations, and the growing West Virginia markets, which accounted for 11.7% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2007.

Increases in the Company's real estate and commercial loan balances were partially offset by a decreasing consumer loan portfolio. During the first nine months of 2007, consumer loans decreased $8,775, or 6.3%, from year-end 2006 to finish at $131,186. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer volume was mostly attributable to the automobile lending segment, which decreased $6,558, or 10.4%, from year-end 2006. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns (i.e. commercial and real estate loans) has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors and the rising rate environment from previous years have caused a decline in automobile loan volume. As rates have aggressively moved up, continued competition with local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first nine months of 2007. Also contributing to the decreasing consumer portfolio were all-terrain vehicle loans, which were down $864, or 14.2%, from year-end 2006, and the Company's capital line balances, primarily home equity loans, which decreased $597, or 2.9%, from year-end 2006.

The Company also recognized an increase of $1,376, or 23.3%, in other loans from year-end 2006. Other loans consist primarily of state and municipal loans and overdrafts.

The Company will continue to monitor the relatively stable pace of its loan portfolio growth during the remainder of 2007, and try to expand upon the first half successes of its commercial loan opportunities. The Company's lending markets remain challenging and have impacted loan growth due to loan payoffs and a lower level of loan originations during the nine-month period of 2007. Furthermore, the Company continues to view consumer loans as a decreasing portfolio, due to higher loan costs, increased competition in automobile loans and a lower return on investment as compared to the other loan portfolios. As a result, the Company anticipates total loan growth to be marginal, with volume to continue at a flat to moderate pace throughout the remainder of the year. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first nine months of 2007, the Company experienced a $2,685, or 28.5% decrease in its allowance for loan losses, in large part due to a decrease in nonperforming loan balances since year-end 2006. During 2006, the level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, had significantly increased from $2,557 at year-end 2005 to $13,392 at year-end 2006. The nonperforming loan balances increased primarily from three commercial loan relationships secured by liens on commercial real estate and equipment, personal guarantees and life insurance. During this time in 2006, specific allocations were made on behalf of the portfolio risks and credit deterioration of these nonperforming relationships, which required corresponding increases in the provision for loan losses to adequately fund the allowance for loan losses. During the first nine months of 2007, net charge-offs totaled $4,019, which were up $3,240 from the same period in 2006, in large part due to commercial charge-offs of the specific allocations that were already reflected in the allowance for loan losses from 2006. As part of management's strategy to liquidate and resolve its nonperforming relationships, the Company experienced improvements in the ratio of nonperforming loans as a percentage of total loans, which finished September 30, 2007 at 0.85%, down from 2.14% at year-end 2006. The Company's ratio of nonperforming assets, which includes real estate acquired through foreclosure and referred to as other real estate owned ("OREO"), as a percentage of total assets also improved from 2.00% at year-end 2006 to 0.96% at September 30, 2007. At September 30, 2007, nonperforming loans consisted of two large commercial relationships that represent 0.46% of total loans and 0.37% of total assets. These nonperforming credits continue to be at various stages of resolution.

Management believes that the allowance for loan losses was adequate as of September 30, 2007, and reflects probable incurred losses in the loan portfolio as of that date. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest-bearing and noninterest bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first nine months of 2007, total deposits were up slightly by $2,154, or 0.4%, from year-end 2006, resulting from a funding mix shift from borrowings to deposits as well as minimal growth in loan balances that eased pressure off funding requirements. The change in deposits from year-end 2006 came primarily from an increase in the Company's interest-bearing money market deposits, which increased $7,690, or 13.0%, during the first nine months of 2007. This growth was largely driven by the Company's Market Watch product, which generated $6,075 in additional deposit balances from year-end 2006. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that compete with current market rate offerings.

Partially offsetting the growth in money market deposits were lower time deposit balances. Time deposits, particularly certificates of deposit ("CD's"), remain the most significant source of funding for the Company's earning assets, making up 57.3% of total deposits. During the first nine months of 2007, time deposits decreased $4,503, or 1.3%, from year-end 2006. This decrease was primarily due to maturity runoff of the Company's retail CD balances, decreasing $4,394, or 1.4%, from year-end 2006 as compared to stable IRA and wholesale CD balances (i.e. brokered CD's). Furthermore, with loan balances at a relatively stable pace, increasing just 0.4% from year-end 2006, there has not been an aggressive need to deploy time deposits as a funding source. As market rates have steadied since June 2006, the Company has seen the cost of its retail CD balances aggressively reprice upward to reflect current deposit rates. This lagging effect has caused the Company's retail CD portfolio to become more costly to fund earning assets, producing an average cost of 4.85% during the first nine months of 2007 as compared to 4.13% during the same period of 2006. Furthermore, during the first half of 2007, the economy experienced increases in its wholesale funding rates, both short- and long-term indices, creating a costly funding source comparible to that of the Company's retail CD balances. At September 30, 2007, the average cost of the Company's wholesale CD portfolio was 4.85%, equal to the cost its retail CD portfolio. As a result, management will continue to utilize both retail and wholesale deposits as funding sources for future earning asset growth.

Additionally, the Company's interest-free funding source, noninterest bearing demand deposits, decreased $1,484, or 1.9%, from year-end 2006.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge net growth in its deposit balances. The Company will continue to evaluate its deposit portfolio mix to properly utilize both retail and wholesale funds to support earning assets and minimize interest costs.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were up $11,612, or 51.5%, from year-end 2006. This increase was mostly due to the fluctuation of various commercial accounts during the third quarter of 2007.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first nine months of 2007, other borrowed funds were down $2,148, or 3.4%, from year-end 2006. The excess funds available from both repurchase agreements and interest-bearing deposits were used to reduce other borrowed funds, as well as fund the net growth in loans from year-end 2006. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures and Trust Preferred Securities

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The Company used the proceeds from these trust preferred securities to pay off $8,500 in higher cost trust preferred security debt on March 26, 2007. The replacement of the higher cost trust preferred security debt was a strategy by management to lower interest rate pressures that were impacting interest expense and help improve the Company's net interest margin. The early extinguishment and replacement of this higher cost debt improved earnings by nearly $51 pre-tax ($33 after taxes) in both the second and third quarters of 2007. This quarterly savings that contributed to margin improvement will continue throughout the fourth quarter of 2007. For additional discussion on the terms and conditions of this new trust preferred security issuance, please refer to "Note 6 - Subordinated Debentures and Trust Preferred Securities" within Item 1, Notes to the Consolidated Financial Statements of this Form 10-Q.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at September 30, 2007 of $61,019 was up $737, or 1.2%, as compared to the balance of $60,282 on December 31, 2006. Contributing most to this increase was year-to-date net income of $5,294 and $347 in proceeds from the issuance of common stock. Partially offsetting the growth in capital were cash dividends paid of $2,203, or $.53 per share, year-to-date, and an increase in the amount of treasury share repurchases. The Company had treasury stock totaling $13,104 at September 30, 2007, an increase of $3,055, or 30.4%, as compared to the total at year-end 2006. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. In February 2007, the Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 16, 2007 and February 15, 2008. As of September 30, 2007, 119,010 shares had been repurchased pursuant to that authorization.

                                Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                       Ended September 30, 2007 and 2006

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended September 30, 2007 compared to the same period in 2006. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the third quarter of 2007, net interest income decreased $103, or 1.4%, as compared to the same quarter in 2006. Through the first nine months of 2007, net interest income decreased $443, or 2.0%, as compared to the same period in 2006. The decrease in quarterly and year-to-date net interest income is primarily due to a compressed net interest margin caused by higher funding costs as well as average increases in nonaccrual loan balances.

Total interest income increased $377, or 2.8%, for the third quarter of 2007 and increased $1,925, or 4.9%, during the first nine months of 2007 as compared to the same periods in 2006. Growth in 2007's year-to-date average earning assets of $7,858, or 1.1%, as compared to the same period in 2006 was complemented with a 29 basis point increase in asset yields, growing from 7.36% to 7.65% for the same time periods. The growth in average earning assets was largely comprised of residential real estate loans, investment securities and short-term federal funds sold since September 2006. Outpacing interest income was interest expense, increasing $480, or 7.6%, during the third quarter of 2007 and $2,368, or 13.6%, during the first nine months of 2007 as compared to the same periods in 2006, as a result of higher funding costs, competitive factors to retain deposits, and larger average earning asset balances which required additional funding. In a changing interest rate environment, rates on loans reprice more rapidly than interest rates paid on deposits. In 2005 and the first half of 2006, net interest margins were exceeding previous periods in relation to the actions by the Federal Reserve to increase market rates of interest. As a result, interest rates on deposits have increased (as a lagging impact of earlier Federal Reserve action), increasing funding costs and decreasing the net interest margin. Increases in funding costs came mostly from the Bank's retail CD accounts, which have been most responsive to the rising rate environment. The year-to-date weighted average cost of the Bank's retail CD balances grew 76 basis points from 4.09% at September 30, 2006 to 4.85% at September 30, 2007. The change in interest expense was further impacted by the Company's growth in average money market accounts largely due to its Market Watch product with tiered market rates. The Market Watch product competes with other such rate offerings in the Company's existing market areas. As a result of the rise in rates from previous periods, the Bank's total weighted average funding costs have increased 45 basis points from September 30, 2006 to September 30, 2007.

Putting additional pressure on net interest income was an increase in the Company's year-to-date average nonaccrual loan balances, which have grown from an average of $4,823 for the nine months ended September 30, 2006 to an average of $6,983 for the nine months ended September 30, 2007. While this segment of nonperforming loans continues to improve, with actual nonaccrual balances decreasing $7,673 from year-end 2006, and decreasing $2,907 from September 30, 2006, the interest income that has not been recorded on these nonaccrual balances over the past 12 months has limited the increase to earning asset income and has contributed to net interest margin compression.

As a result of increased funding costs and higher average nonaccrual balances, the Company's net interest margin decreased 7 basis points from 3.97% to 3.90% for the third quarter of 2007 and decreased 11 basis points from 4.10% to 3.99% during the first nine months of 2007 as compared to the same periods in 2006. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates as these changes are dependent upon a variety of factors that are beyond the Company's control. Despite the recent actions by the Federal Reserve to begin lowering rates for the first time since June 2003, rates have primarily been steady since June 2006. With market rates having been stable and now heading for what appears to be future reductions, management believes this will continue to present opportunities for net interest margin improvement. This is in large part due to repricing rates of the Company's retail CD balances continuing to slow down and benefit from the lower market rates initiated by the Federal Reserve. This trend is anticipated to continue throughout the remainder of 2007 and into 2008. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. During the first nine months of 2007, provision expense decreased $597, or 30.9%, compared to the same time period in 2006. This decrease is primarily a result of the Company's decrease in nonperforming loan balances since year-end 2006 combined with significant commercial loan allocations that were made to the allowance for loan losses during 2006. At September 30, 2007, the Company's nonperforming loan balances had decreased to $5,308, compared to $13,392 at year-end 2006, as a result of charge-offs of some of the troubled commercial loan relationships already discussed under the caption "Allowance for Loan Losses" within this management's discussion and analysis. As a result, through the first nine months of 2007, the ratio of the Company's nonperforming loans to total loans decreased to 0.85%, compared to 2.14% at December 31, 2006, while nonperforming assets to total assets also decreased to 0.96%, compared to 2.00% for the same time period. Management believes that the allowance for loan losses is adequate and reflective of probable losses in the portfolio. The allowance for loan losses was 1.07% of total loans at September 30, 2007, down from 1.51% at December 31, 2006. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed further in detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended September 30, 2007 was $1,556, unchanged from the same quarterly period in 2006. Noninterest income for the nine months ended September 30, 2007 was $4,315, a decrease of $78, or 1.8%, from the same period in 2006. These results were impacted most by decreases in the Company's tax-free bank owned life insurance ("BOLI") investment proceeds partially offset by increases in OREO rental income, tax processing fees and debit card interchange fees.

BOLI income was down $97, or 35.9%, during the third quarter of 2007, and down $212, or 29.2%, during the first nine months of 2007, as compared to the same periods of 2006, driven mostly by tax-free life insurance proceeds of $87 that were recorded in the third quarter of 2006 that were not repeated in 2007. Furthermore, the Company also realized $86 of tax-free life insurance proceeds in the second quarter of 2006. As a result of these non-recurring timing differences, management anticipates revenues from BOLI investments to be lower during the remainder of 2007 as compared to 2006. Noninterest income was also negatively impacted by lower monthly service charges on deposit accounts, decreasing $30, or 3.7%, during the third quarter of 2007, and $53, or 2.4%, during the nine-month period of 2007 as compared to the same periods in 2006, primarily due to a lower volume of overdraft fees.

Partially offsetting the decreases in noninterest income were increases in other noninterest income, which include rental income from OREO properties, improvements in the Company's tax refund processing fees and debit card interchange fees. Rental income from OREO properties totaled $97 and $126 for the third quarter and nine-month periods of 2007, primarily from one large commercial facility located in Kanawha County, West Virginia. Also, in 2006, the Company began its participation in a new tax refund loan service where it served as a facilitator for the clearing of tax refunds for a tax software provider. As a result, the Company's tax refund processing fees during the first nine months of 2007 totaled $110, a $64 increase over the same period in 2006. Further enhancing the growth to other noninterest income was debit card interchange income, increasing $16, or 13.0%, during the third quarter of 2007, and $48, or 13.4%, during the nine-month period of 2007 as compared to the same periods in 2006. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago and are comprised mostly of gasoline and restaurant purchases.

Noninterest Expense

During the third quarter of 2007, total noninterest expense was down $11, or 0.2%, as compared to the same period in 2006. During the nine months ended September 30, 2007, noninterest expense reflects a minimal increase of $21, or 0.1%, as compared to the same period in 2006. Contributing to the quarterly and year-to-date noninterest expense changes were the costs associated with resolving nonperforming loans. These loan expenses caused other noninterest expenses to grow $64, or 1.5%, during the first nine months of 2007, as compared to the same period in 2006. Loan expenses were realized at a lower pace during the third quarter of 2007, causing other noninterest expense to decrease $43, or 2.8%, as compared to the same quarterly period in 2006. Loan expenses (i.e., foreclosure costs) that have been incurred as part of resolving nonperforming credits during 2007 have been necessary to improve asset quality and lower portfolio risk.

Further increases to noninterest expense were recorded within the Company's occupancy expense, which was up $31, or .3%, during the third quarter of 2007, and $100, or 10.0%, during the first nine months of 2007, as compared to the same periods in 2006. The increases were in large part due to the Company's expansion of its Jackson, Ohio facility. In late 2006, the Company invested over $2,000 to replace its Jackson, Ohio facility and, during that time, ceased operations in its Jackson superbank facility. The facility was placed in service and depreciation commenced during the fourth quarter of 2006. Occupancy costs during 2007 will continue to outpace the occupancy costs of 2006 as a result of this new facility.

Partially offsetting occupancy and other noninterest expense were lower salary and employee benefit costs. Salaries and employee benefits, the Company's largest noninterest expense item, decreased $31, or 0.9%, for the third quarter of 2007, and $155, or 1.6%, during the first nine months of 2007, as compared to the same periods in 2006. The decrease was largely due to lower accrued incentive costs as well as a lower number of full-time equivalent ("FTE") employees. At September 30, 2007, the Company had 253 FTE employees on staff as compared to 258 FTE employees at September 30, 2006. The total of all remaining noninterest expense categories was relatively unchanged. The stable level of noninterest expenses during 2007 largely reflects the continued efforts by management to improve efficiency by placing strong emphasis on overhead expense control.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. While the Company has experienced good cost containment in its overhead expenses, decreases to both quarterly and year-to-date net interest income have negatively affected the Company's efficiency. The efficiency ratio for the three months ended September 30, 2007 was 64.47%, up from 64.09% for the same period in 2006. The efficiency ratio for the nine months ended September 30, 2007 was 64.16%, up from 63.02% for the same period in 2006.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                           Coompany Ratios               Regulatory            Well
                                       9/30/07        12/31/06            Minimum          Capitalized
                                     ----------      ----------        --------------     --------------
Tier 1 risk-based capital               12.2%           12.2%              4.00%              6.0%

Total risk-based capital ratio          13.3%           13.4%              8.00%             10.0%

Leverage ratio                           9.6%            9.6%              4.00%              5.0%

Cash dividends paid of $2,203 for the first nine months of 2007 represent a 3.9% increase over the cash dividends paid during the same period in 2006. The quarterly dividend rate increased from $0.17 per share in 2006 to $0.18 per share in 2007. The dividend rate has increased in proportion to the consistent growth in retained earnings. At September 30, 2007, approximately 81% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $99,839 represented 12.8% of total assets at September 30, 2007. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2007, the Bank could borrow an additional $68,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or in whole. To achieve this task, the Company has created a quarterly report ("Watchlist") which lists the loans from each loan portfolio that management deems to be potential credit risks. The loans placed on this report are: loans past due 60 or more days, nonaccrual loans and loans management has determined to be potential problem loans. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee, which consists of the President of the Company and members of senior management with lending authority. The function of the Committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the allowance for loan losses and other credit related issues. The Committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk). After the Committee evaluates each relationship listed in the report, a specific loss allocation may be assessed. The specific allocation is currently made up of amounts allocated to the commercial and real estate loan portfolios.

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

The following table presents the Company's estimated net interest income sensitivity:

                                                  September 30, 2007               December 31, 2006
             Change in Interest Rates            Percentage Change in            Percentage Change in
                  in Basis Points                Net Interest Income              Net Interest Income
             ------------------------          ------------------------         ------------------------
                       +300                           (6.75%)                          (5.95%)
                       +200                           (3.82%)                          (3.26%)
                       +100                           (1.71%)                          (1.37%)
                       -100                            1.50%                            1.10%
                       -200                            2.92%                            1.74%
                       -300                            5.14%                            2.65%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board. At September 30, 2007, the Company's analysis of net interest income reflects a modest liability sensitive position. Based on current assumptions, an instantaneous increase in interest rates would negatively impact net interest income primarily due to the duration of earning assets exceeding the duration of interest-bearing liabilities in conjuction with variable rate loans reaching their annual interest rate cap or potentially their lifetime interest rate cap. Furthermore, in a rising rate environment, the prepayment amounts on loans and mortgage-backed securities slow down producing less cash flow to reinvest at higher interest rates. During an instantaneous decrease in interest rates, the opposite occurs producing an increase in net interest income. With the recent action taken by the Federal Reserve to reduce short-term interest rates, management anticipates this to have a positive impact on net interest income. As compared to December 31, 2006, the Company's interest rate risk profile has become more liability sensitive due to the growth in fixed-rate residential mortgages.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a) Not Applicable.
              (b) Not Applicable.
              (c) The  following   table  provides  information  regarding  Ohio
                  Valley's repurchases of its common shares during the fiscal quarter ended September 30, 2007:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                                         Maximum Number
                                                                                                        of Shares That May
                           Total Number                                Total Number of Shares           Yet Be Purchased
                            of Common            Average                Purchased as Part of              Under Publicly
                             Shares            Price Paid per            Publicly Announced              Announced Plan or
     Period                 Purchased          Common Share              Plans or Programs                   Programs

July 1 - 31, 2007             24,631               $25.25                        24,631                          72,328
August 1 - 31, 2007            5,806               $25.00                         5,806                          66,522
September 1 - 30, 2007        10,532               $25.06                        10,532                          55,990
                        -----------------   ---------------------     -------------------------      -----------------------------
TOTAL                         40,969               $25.17                        40,969                          55,990
                        =================   =====================     =========================      =============================

(1) On July 21,2006, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between August 16, 2006 and February 16, 2007. On February 9, 2007, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2007 and February 15, 2008.

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


                                      OHIO VALLEY BANC CORP.


Date:     November 8, 2007       By:   /s/   Jeffrey E. Smith
                                      ------------------------------------------
                                      Jeffrey E. Smith
                                      President  and  Chief  Executive   Officer


Date:     November 8, 2007       By:  /s/  Scott W. Shockey
                                      ------------------------------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following table:

 Exhibit Number                           Exhibit Description


         3(a)                  Amended Articles of Incorporation of Ohio Valley.
                               Incorporated herein by reference to Exhibit 3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal year nded December 31, 1997 (SEC File No. 0-20914).

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