Form 10-K
period 2007-12-31
OHIO VALLEY BANC CORP
filed 2008-03-17
CIK 894671

Ohio Valley Banc Corp.
                                420 Third Avenue
                             Gallipolis, Ohio 45631


                                 March 17, 2008


VIA EDGAR TRANSMISSION
======================

U.S. Securities and Exchange Commission
100 F Street, NE
Washington, D.C. 20549

 Re:      Ohio Valley Banc Corp.
          Commission File No. 0-20914
          CIK No. 0000894671
          Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007

Ladies and Gentlemen:

     Ohio Valley Banc Corp. (the "Company") is today filing one complete copy of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K"), including financial statements and exhibits. The consolidated financial statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which are incorporated by reference in the Form 10-K, reflect no changes in any accounting principle or practice or in the method of applying such principle or practice from the preceding year.

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

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2007
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the transition period from ______ to ______

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

       Title of each class             Name of each exchange on which registered
  Common Shares, Without Par Value        The NASDAQ Stock Market LLC
  --------------------------------         (The NASDAQ Global Market)
                                           --------------------------

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer |_| Accelerated filer |X|
          Non-accelerated filer   |_| Smaller reporting company|_|
          (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act). YES |_| NO |X|

     Based on the closing sales price of $25.10 per share on June 30, 2007, the aggregate market value of the issuer's shares held by non-affiliates on such date was $99,677,948. For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which the Bank has sole or shared voting or dispositive power.

     The number of common shares of the registrant outstanding as of March 13, 2008 was 4,051,017.

                      Documents Incorporated By Reference:

(1) Portions of the 2007 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
     Part II, Items 5, 6, 7, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

                                     PART I

ITEM 1 - BUSINESS

                     Organizational History and Subsidiaries

     Ohio Valley Banc Corp. ("Ohio Valley") is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act"). Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992. The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631. Ohio Valley's common shares are listed on The NASDAQ Global Market under the symbol "OVBC". Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the "Bank"). Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. ("Loan Central") and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), which engage in lending and insurance agency services, and two wholly-owned subsidiary trusts formed solely to to issue trust preferred securities. Ohio Valley also owns a minority interest in an insurance company. Ohio Valley and its subsidiaries are collectively referred to as the "Company." In 2005, Ohio Valley dissolved its minority equity interest in two title insurance businesses, BSG Title Services, LLC and OVB Title Services, LLC.

     Interested readers can access Ohio Valley's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through Ohio Valley's Internet website at www.ovbc.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the information contained on Ohio Valley's website into this Annual Report on Form 10-K). These reports can be accessed free of charge through a link to The NASDAQ Stock Market's website from Ohio Valley's website as soon as reasonably practicable after Ohio Valley electronically files such materials with, or furnishes them to, the Securities and Exchange Commission ("SEC").

                             Business of Ohio Valley

     As a financial holding company registered under the BHC Act, Ohio Valley's primary business is community banking. As of December 31, 2007, Ohio Valley's consolidated assets approximated to $783,418,000, and total shareholders' equity approximated to $61,511,000.

     Ohio Valley is also permitted to engage in certain non-banking activities under the provisions of the Gramm-Leach-Bliley Act ("GLB Act"), such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities. The Company presently engages in insurance agency activities through Ohio Valley Financial Services and insurance underwriting activities through a minority interest in ProAlliance Corp. Management will consider opportunities to engage in additional nonbanking activities as they arise.

                           Business of Bank Subsidiary

     A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by the Bank. The Bank presently has sixteen offices located in Ohio and West Virginia, all of which offer automatic teller machines (ATMs).

Seven of these offices also offer drive-up services. The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2007.

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

     During 2007, the Bank began offering a platform to its customers for opening deposit accounts online, the fourth in the nation to offer this specific service. Bank customers may now conveniently establish new deposit accounts at their own home. In addition, the Bank offers an automated telephone banking system, OVB Line, which allows customers to access their personal account or business account information, make loan payments or fund transfers and obtain current rate information, all from a touch-tone telephone. The Bank also offers Internet banking to its customers, which allows customers to perform various transactions using a computer from any location as long as they have access to the Internet and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks. Customers may also pay bills online and can make payments to virtually any business or individual. Furthermore, the Bank offers other financial management online services such as cash management and news updates related to repossession auctions, current rates and general bank news.

                            Business of Loan Central

     Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history. Loan Central's line of business also includes seasonal tax refund loan services. Loan Central presently has six offices all located within southeastern Ohio.

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

                           Variable Interest Entities

     Ohio Valley owns two special purpose entities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III. Together, these Trusts have issued an aggregate $13,500,000 in trust preferred securities. Ohio Valley has issued a like amount of subordinated debentures to the Trusts in exchange for the proceeds of the issuance of the trust preferred securities. Ohio Valley used the proceeds to provide additional capital to the Bank to support growth. Further detail on Ohio Valley Statutory Trusts I and III is located in Ohio Valley's 2007 Annual Report to Shareholders under "Note I - Subordinated Debentures and Trust Preferred Securities," in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2007.

                              Financial Information

     Financial information regarding the Company as of December 31, 2007 and 2006 and results of operations for the past three fiscal years is contained in the Company's consolidated financial statements for the fiscal year ended December 31, 2007.

                               Lending Activities

     The Company's loan portfolio increased $11,939,000 to finish at $637,103,000 in 2007. The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans. Residential real estate loans increased $11,934,000, or 5.0%, and commercial loans increased $10,865,000, or 4.5%, while consumer loans decreased $12,129,000, or 8.7%, as compared to 2006. Consolidated interest and fee revenue from loans accounted for 84.19%, 83.28%, and 82.61% of total consolidated revenues in 2007, 2006 and 2005, respectively. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

     The Company's residential real estate loans consist primarily of one-to-four family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. Real estate loans to consumers are secured primarily by a first lien deed of trust with evidence of title in favor of the Bank. The Company also requires proof of hazard insurance with the Bank or Loan Central named as the mortgagee and as loss payee. The Company generally requires the amount of a residential real estate loan be no more than 89% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 89%. These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages. The Company's market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia. The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing. Secondary market sales of these real estate loans, which have fixed rates with fifteen to thirty year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank's exposure to interest rate risk.

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

                              Investment Activities

     The Company's investment policy stresses the management of the investment securities portfolio, which includes both securities held-to-maturity and securities available-for-sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal. The Company's investment portfolio is comprised of a significant amount of mortgage-backed securities and U.S. government agency and sponsored entity securities. Revenues from interest and dividends on securities accounted for 7.10%, 6.71%, and 6.69% of total consolidated revenues in 2007, 2006 and 2005, respectively. The Company currently does not engage in trading account activity.

                               Funding Activities

     Sources of funds for loan and investment activities include "core deposits." Core deposits include demand deposits, savings and NOW accounts, and certificates of deposit less than $100,000. The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets. Borrowings have also been a significant source of funding. These include advances from the Federal Home Loan Bank, Federal Reserve Bank Notes and securities sold under agreements to repurchase. Repurchase agreements are financing arrangements with various customers that have overnight maturity terms. Further funding has come from two trust preferred securities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III, totaling $13,500,000. Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

                                   Competition

     The financial services industry is highly competitive. As of December 31, 2007, there were 120 bank holding companies operating in the State of Ohio registered with the Federal Reserve. These holding companies control various banks throughout Ohio, which compete for business to expand market areas as well as acquire additional banks. The principal factors of competition for Ohio Valley's banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Lawrence, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions, insurance companies and mutual funds. In addition, larger regional institutions, with substantially greater resources, are generating a growing market presence. Loan Central's market presence further strengthens Ohio Valley's ability to compete in the Gallia, Jackson and Pike Counties by serving a consumer base which may not meet the Bank's credit standards. Loan Central also operates in the Ohio counties of Lawrence and Scioto, which are outside the Bank's primary market area. Additionally, Ohio Valley Financial Services sells life insurance, which further strengthens the blend of services available to Ohio Valley's consumer base. The Company's business is not seasonal, nor is it dependent upon a single or small group of customers.

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

Deposit Insurance Assessments

     The FDIC is an independent federal agency which insures deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.

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

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

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

                                    Employees

     As of December 31, 2007, Ohio Valley and its subsidiaries had approximately 256 full-time equivalent employees and officers. Management considers its relationship with its employees and officers to be good.

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

                             Statistical Disclosure

     The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," or a specific reference as to the location of the required disclosures in Ohio Valley's 2007 Annual Report to Shareholders, which are incorporated herein by reference.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2007, 2006 and 2005 are incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2007 and 2006 is incorporated herein by reference to the information appearing under the caption "Table II -
Rate Volume Analysis of Changes in Interest Income & Expense," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

II.      INVESTMENT PORTFOLIO

A. Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

          (dollars in thousands)               2007      2006      2005
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Government sponsored
         entity securities................  $ 39,447  $ 25,183  $ 18,167
       Mortgage-backed securities.........    38,616    45,084    48,161
                                            --------- --------- ---------
        Total securities available-for-sale $ 78,063  $ 70,267  $ 66,328
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states of the U.S.
         and political subdivisions.......  $ 15,933  $ 13,293  $ 12,019
       Mortgage-backed securities.........        48        57        69
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 15,981  $ 13,350  $ 12,088
                                            ========= ========= =========

B. Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

C.  Excluding   obligations  of  the  U.S.  Government  and  its  agencies,   no
concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

 (dollars in thousands)          2007      2006      2005      2004      2003
                                 ----      ----      ----      ----      ----

    Commercial               $251,613  $240,748  $236,536  $226,058  $220,724
    Residential real estate   250,483   238,549   235,008   227,234   217,636
    Consumer                  127,832   139,961   145,815   146,965   134,720
    All other                   7,175     5,906       173       317       624
                             --------  --------  --------  --------  --------
                             $637,103  $625,164  $617,532  $600,574  $573,704
                             ========  ========  ========  ========  ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Maturity and Repricing Data of Loans", within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

C. 1. Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings is estimated to be $467,000 for the fiscal year ending December 31, 2007. The amount recorded on such loans was $401,000. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Summary of Nonperforming and Past Due Loans," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

2.  Potential  Problem  Loans - At December 31, 2007,  there were  approximately
$1,312,000 of loans, which are not included in "Table V - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3. Foreign Outstandings - There were no foreign outstandings at December 31, 2007, 2006 or 2005.

4. Loan Concentrations - As of December 31, 2007, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above. Also refer to the Consolidated Financial

Statements regarding concentrations of credit risk found within "Note A-Summary of Significant Accounting Policies" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2007, located in Ohio Valley's 2007 Annual Report to Shareholders which note is incorporated herein by reference.

5. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2007, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

 (dollars in thousands)           2007      2006      2005      2004      2003
                                  ----      ----      ----      ----      ----

Balance, beginning of year      $9,412    $7,133    $7,177    $7,593    $7,069

Loans charged off:
    Residential real estate        422       432       349       823     1,110
    Commercial                   4,002     3,079     1,295     1,661     2,267
    Consumer                     1,617     2,120     2,263     2,267     2,661
                              --------  --------  --------  --------   -------
   Total loans charged off       6,041     5,631     3,907     4,751     6,038

Recoveries of loans:
    Residential real estate        166       204       336       583       279
    Commercial                     248       946       912       556     1,057
    Consumer                       700     1,097       818       843       887
                              --------   -------  --------  --------   -------
   Total recoveries of loans     1,114     2,247     2,066     1,982     2,223

Net loan charge-offs            (4,927)   (3,384)   (1,841)   (2,769)   (3,815)
Provision charged to operations  2,252     5,663     1,797     2,353     4,339
                              --------   -------  --------  --------   -------
Balance, end of year            $6,737    $9,412    $7,133    $7,177    $7,593
                              ========   =======  ========  ========   =======
Ratio of net charge-offs to
average loans outstanding         .78%      .54%      .31%      .47%      .68%
                              ========   =======  ========  ========   =======
Ratio of allowance for loan losses
to non-performing assets       171.77%    61.54%   154.36%   142.46%   140.66%
                              ========   =======  ========  ========   =======

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption "Allowance for Loan Losses and Provision Expense" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is incorporated herein by reference to the information appearing under the caption "Table IV - Allocation of the Allowance for Loan Losses," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

V.       DEPOSITS

A. Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

C.&E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2007, 2006, or 2005.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2007:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
             (dollars in thousands)    or less   6 months   12 months  12 months
                                       -------   --------   ---------  ---------

Certificates of deposit of
$100,000 or greater ................. $ 48,093   $ 27,535   $ 28,115   $ 22,749
Other time deposits of
$100,000 or greater .................    3,575      3,747      3,189      2,178
                                      --------   --------   --------   --------
Total time deposits of
$100,000 or greater ................. $ 51,668   $ 31,282   $ 31,304   $ 24,927
                                      ========   ========   ========   ========

VI.      RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

VII.     SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)                             2007      2006      2005
                                                   ----      ----      ----

    Balance outstanding at period-end .......... $ 40,390  $ 22,556  $ 29,070
                                                 --------  --------  --------
    Weighted average interest rate at period-end    2.91%     4.20%     3.32%
                                                 --------  --------  --------
    Average amount outstanding during year ..... $ 27,433  $ 22,692  $ 24,694
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year .........................    3.83%     3.94%     2.60%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end ............................... $ 40,390  $ 28,312  $ 29,070
                                                 --------  --------  --------

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

Recent developments in the residential mortgage and related markets and the economy may adversely affect our business

Recently, the residential mortgage market in the United States has been negatively impacted by several economic developments. Those developments include increasing interest rates and payments on adjustable-rate mortgages, decreasing housing values and increased credit standards for borrowers. As a result, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans have increased and may continue to increase. Additionally, the lower housing prices and appraisal values may result in additional delinquencies and loan losses. While the residential real estate loans held in our portfolio are typically originated using conservative underwriting standards and do not include sub-prime loans, we do originate and hold fixed- and adjustable-rate loans and residential construction loans. If the residential loan market continues to deteriorate, especially in Ohio and our local markets, our financial condition and results of operation could be adversely affected.

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

Unfavorable   local  economic   conditions   could   significantly   affect  our
profitability.

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

We depend upon the accuracy and completeness of information about customers and counterparties, which might be misleading.

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

Our earnings are significantly affected by the fiscal and monetary policies of the U.S. Government and its agencies, sometimes adversely.

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

     Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

     Ohio Valley did not receive any written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within 180 days before the fiscal year ended December 31, 2007.

ITEM 2 - PROPERTIES

     Ohio Valley does not own or lease any real or personal property.

     The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio. The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia. The Bank leases nine additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.), Columbus (Franklin Co.) and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), Huntington (Cabell Co.), Milton (Cabell Co.) and Cross Lanes (Kanawha Co.) in West Virginia. The Bank also owns and operates twenty-six ATMs, including eleven off-site ATMs. Furthermore, the Bank owns a facility and leases a facility in Gallipolis (Gallia Co.), Ohio which are used for additional office space. The Bank also owns two facilities in Gallipolis (Gallia Co.), Ohio and Point Pleasant (Mason Co.), West Virginia which are leased to third parties.

     Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point and Ironton (Lawrence Co.), and

Wheelersburg (Scioto Co.), all in Ohio. All of these facilities are leased by Loan Central, except for the Wheelersburg (Scioto Co.) facility. Loan Central leases a portion of its Wheelersburg (Scioto Co.) facility to a third party. Ohio Valley Financial Services also conducts business within Loan Central's Jackson (Jackson Co.) facility.

     Management considers all of these properties to be satisfactory for the Company's current operations. The Bank, Loan Central and Ohio Valley Financial Services' leased facilities are all subject to commercially standard leasing arrangements.

     Information concerning the value of the Company's owned and leased real property and a summary of future lease payments is contained in "Note E - Premises and Equipment" of the notes to the Company's consoldiated financial statements for the fiscal year ended December 31, 2007, located in Ohio Valley's 2007 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings against Ohio Valley or any of its subsidiaries, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of 2007 to a vote of security holders, by solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Summary of Common Stock Data" and "Performance Graph" located in Ohio Valley's 2007 Annual Report to Shareholders and "Note P - Regulatory Matters" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2007 located in Ohio Valley's 2007 Annual Report to Shareholders.

     Ohio Valley did not sell any of its equity securities without registration during its 2007 fiscal year.

     The following table provides information on Ohio Valley's purchases of its common shares during the three fiscal months ended December 31, 2007:

                                                                                                         Maximum Number
                                                                     Total Number of Shares             of Shares That May
                                Total Number of       Average          Purchased as Part of             Yet Be Purchased
                                 Common Shares      Price Paid          Publicly Announced         Under Publicly Announced
            Period                 Purchased        Per Share           Plans or Programs(1)           Plans or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------

  October 1 through
  October 31, 2007 .............       506            $25.00                    506                            55,484

  November 1 through
  November 30, 2007 ............    12,278            $25.01                 12,278                            43,206

  December 1 through
  December 31, 2007 ............       789            $25.00                    789                            42,417
                                 -------------    -------------           -------------                    -------------
              TOTAL                 13,573            $25.01                 13,573                            42,417
                                 =============    =============           =============                    =============

(1) On February 9, 2007, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2007 and February 15, 2008.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Selected Financial Data" located in Ohio Valley's 2007 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required under this Item 7 by Item 303 of SEC Regulation S-K with respect to Ohio Valley's interest rate risk is incorporated herein by reference to the information presented under the caption "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk and commodity price risk. Ohio Valley does not maintain a trading account for any class of financial instruments, and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk. Ohio Valley's market risk is composed primarily of interest rate risk.

     The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Interest Rate Sensitivity and Liquidity" and "Interest Rate Sensitivity -- Table VIII" found within "Management's Discussion and Analysis of Operations" located in Ohio Valley's 2007 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley's 2007 Annual Report to Shareholders. The supplementary data "Consolidated Quarterly Financial Information (unaudited)" and the "Report of Independent Registered Public Accounting Firm on Financial Statements" located in Ohio Valley's 2007 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2007 and 2006 Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 2007, 2006 and 2005
Consolidated  Statements  of Cash Flows for the years ended  December  31, 2007,
  2006 and 2005
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

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

Management's Report on Internal Control Over Financial Reporting

     "Management's Report on Internal Control Over Financial Reporting" located in Ohio Valley's 2007 Annual Report to Shareholders is incorporated into this
Item 9A by reference.

Report of Independent Registered Public Accounting Firm

     The "Report of Independent Registered Public Accounting Firm-Internal Control" located in Ohio Valley's 2007 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

     There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information  required under this Item 10 by Items 401, 405, 406 and 407
(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 7, 2008 (the "2008 Proxy Statement"), under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Compensation of Executive Officers and Directors" of the 2008 Proxy Statement.

     The Board of Directors of Ohio Valley has adopted a Code of Ethics covering the directors, officers and employees of Ohio Valley and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Ohio Valley. Interested persons may obtain copies of the Code of Ethics without charge by writing to Ohio Valley Banc Corp., Attention: Larry E. Miller, Secretary, P.O. Box 240, Gallipolis, Ohio 45631.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required under this Item 11 by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Compensation of Executive Officers and Directors" and "Comensation Committee Interlocks and Insider Participation"of the 2008 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Ownership of Certain Beneficial Owners and Management" of the 2008 Proxy Statement.

     Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Certain Relationships and Related Transactions" and "Proxy Item 1: Election of Directors" of the 2008 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions "Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "Services Rendered by the Independent Registered Public Accounting Firm" of the 2008 Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

     The following consolidated financial statements of Ohio Valley appear in the 2007 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2007 and 2006 Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 2007, 2006 and 2005
Consolidated  Statements  of Cash Flows for the years ended  December  31, 2007,
  2006 and 2005
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

   (2) Financial Statement Schedules

     Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

   (3) Exhibits

     Reference is made to the Exhibit Index beginning on page 31 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        OHIO VALLEY BANC CORP.

Date: March    14   , 2008                        By   /s/Jeffrey E. Smith
            --------                                   -------------------------
                                                       Jeffrey E. Smith
                                                       President and Chief
                                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2008 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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

/s/David W. Thomas                      Director
-----------------------------
David W. Thomas

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

/s/Robert E. Daniel                     Director
-----------------------------
Robert E. Daniel

/s/Roger D. Williams                    Director
-----------------------------
Roger D. Williams

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

   Exhibit Number                           Exhibit Description

         3(a) Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - not filed with the Ohio Secretary of State]: Filed herewith.

         3(b) Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley's current report on Form 8-K (SEC File No. 0-20914) filed November 6, 1992.

         4 Agreement to furnish instruments and agreements defining rights of holders of long-term debt:
                              Filed herewith.

         10.1 The Ohio Valley Bank Company Executive Group Life Split Dollar Plan agreement, dated April 29, 2003, between Jeffrey E. Smith and The Ohio Valley Bank
                              Company:  Incorporated   herein  by  reference  to
                              Exhibit 10.1 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2006 (SEC File No. 0-20914).

         10.2 Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc
                              Corp.: Incorporated    herein   by   reference  to
                              Exhibit 10.2 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2006 (SEC File No. 0-20914).

         10.3 The Ohio Valley Bank Company Director Retirement agreement, dated December 28, 2007,between Jeffrey
                              E. Smith and The Ohio Valley Bank Company: Filed herewith.

         10.4 Schedule A to Exhibit 10.3 identifying other identical Director Retirement agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

         10.5 The Ohio Valley Bank Company Salary Continuation agreement, dated January 12, 2004, between Jeffrey
                              E. Smith and The Ohio Valley Bank Company: Filed herewith.

         10.6(a) The Ohio Valley Bank Company Director Deferred Fee agreement, dated December 28, 2007,between Anna P. Barnitz and The Ohio Valley Bank Company: Filed herewith.

         10.6(b) The Ohio Valley Bank Company Executive Deferred Compensation agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank
                              Company:  Filed herewith.

         10.7(a) Schedule A to Exhibit 10.6(a) identifying other identical Director Deferred Fee agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

         10.7(b) Schedule A to Exhibit 10.6(b) identifying other identical Executive Deferred Compensation agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:
                              Filed herewith.

         10.8 Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.:
                              Filed herewith.

         10.9                 Summary  of  Bonus Program  of  Ohio  Valley  Banc
                              Corp.: Filed herewith.

         11 Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

         13 Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2007: Filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

         20                   Proxy  Statement  for  2008  Annual   Meeting   of
                              Shareholders: Incorporated herein by reference to the registrant's definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed.

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