Form 10-Q
period 2008-03-31
OHIO VALLEY BANC CORP
filed 2008-05-12
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: March 31, 2008

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

   Large accelerated filer |_|                Accelerated filer |X|
   Non-accelerated filer   |_|                Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 |_| Yes     |X| No

The number of common shares of the registrant outstanding as of May 9, 2008 was 4,038,017.

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

           Consolidated Statements of Income...................................4

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity................................................5

           Condensed Consolidated Statements of Cash Flows.....................6

           Notes to the Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........24

  Item 4.  Controls and Procedures............................................25

PART II - OTHER INFORMATION...................................................25

  Item 1.   Legal Proceedings.................................................25

  Item 1A.  Risk Factors......................................................25

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......26

  Item 3.   Defaults Upon Senior Securities...................................26

  Item 4.   Submission of Matters to a Vote of Security Holders...............26

  Item 5.   Other Information.................................................26

  Item 6.   Exhibits and Reports on Form 8-K..................................26

SIGNATURES....................................................................27

EXHIBIT INDEX.................................................................28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                           March 31,                  December 31,
                                                                              2008                        2007
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $      17,946               $        15,584
Federal funds sold                                                             15,732                         1,310
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                           33,678                        16,894
Interest-bearing deposits in other financial institutions                         507                           633
Securities available-for-sale                                                  71,333                        78,063
Securities held-to-maturity
   (estimated fair value: 2008 - $17,462; 2007 - $15,764)                      18,589                        15,981
Federal Home Loan Bank stock                                                    6,114                         6,036
Total loans                                                                   633,232                       637,103
    Less: Allowance for loan losses                                            (6,898)                       (6,737)
                                                                        -----------------           -----------------
     Net loans                                                                626,334                       630,366
Premises and equipment, net                                                     9,760                         9,871
Accrued income receivable                                                       3,450                         3,254
Goodwill                                                                        1,267                         1,267
Bank owned life insurance                                                      16,475                        16,339
Other assets                                                                    4,507                         4,714
                                                                        -----------------           -----------------
          Total assets                                                  $     792,014               $       783,418
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $      86,348               $        78,589
Interest-bearing deposits                                                     524,940                       510,437
                                                                        -----------------           -----------------
     Total deposits                                                           611,288                       589,026
Securities sold under agreements to repurchase                                 30,043                        40,390
Other borrowed funds                                                           61,881                        67,002
Subordinated debentures                                                        13,500                        13,500
Accrued liabilities                                                            13,334                        11,989
                                                                        -----------------           -----------------
          Total liabilities                                                   730,046                       721,907

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares
   authorized; 2008 - 4,641,748 shares issued;
   2007 - 4,641,747 shares issued)                                              4,642                         4,642
Additional paid-in capital                                                     32,664                        32,664
Retained earnings                                                              37,876                        37,763
Accumulated other comprehensive income (loss)                                     815                          (115)
Treasury stock, at cost (2008 - 590,731 shares;
   2007 - 567,403 shares)                                                     (14,029)                      (13,443)
                                                                        -----------------           -----------------
         Total shareholders' equity                                            61,968                        61,511
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $     792,014               $       783,418
                                                                        =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                     Three months ended
                                                                                          March 31,
                                                                              2008                        2007
                                                                         ----------------           -----------------
Interest and dividend income:
     Loans, including fees                                               $      12,642              $      12,440
     Securities:
         Taxable                                                                   796                        752
         Tax exempt                                                                141                        128
     Dividends                                                                      79                         95
     Other Interest                                                                 76                         87
                                                                         ----------------           -----------------
                                                                                13,734                     13,502

Interest expense:
     Deposits                                                                    4,886                      5,267
     Securities sold under agreements to repurchase                                144                        226
     Other borrowed funds                                                          757                        612
     Subordinated debentures                                                       272                        326
                                                                         ----------------           -----------------
                                                                                 6,059                      6,431
                                                                         ----------------           -----------------
Net interest income                                                              7,675                      7,071
Provision for loan losses                                                          701                        386
                                                                         ----------------           -----------------
     Net interest income after provision for loan losses                         6,974                      6,685

Noninterest income:
     Service charges on deposit accounts                                           710                        660
     Trust fees                                                                     61                         56
     Income from bank owned life insurance                                         175                        180
     Gain on sale of loans                                                          45                         39
     Loss on sale of other real estate owned                                       (41)                        (1)
     Other                                                                         634                        459
                                                                         ----------------           -----------------
                                                                                 1,584                      1,393
Noninterest expense:
     Salaries and employee benefits                                              3,429                      3,233
     Occupancy                                                                     386                        364
     Furniture and equipment                                                       235                        270
     Data processing                                                               265                        194
     Other                                                                       1,437                      1,460
                                                                         ----------------           -----------------
                                                                                 5,752                      5,521
                                                                         ----------------           -----------------

Income before income taxes                                                       2,806                      2,557
Provision for income taxes                                                         841                        782
                                                                         ----------------           -----------------

NET INCOME                                                               $       1,965              $       1,775
                                                                         ================           =================

Earnings per share                                                       $         .48              $         .42
                                                                         ================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                      Three months ended
                                                                                           March 31,
                                                                               2008                        2007
                                                                         -----------------           -----------------
Balance at beginning of period                                           $    61,511                 $    60,282

Comprehensive income:
     Net income                                                                1,965                       1,775
     Change in unrealized loss
      on available-for-sale securities                                         1,410                         233
     Income tax effect                                                          (479)                        (79)
                                                                         -----------------           -----------------
         Total comprehensive income                                            2,896                       1,929

Proceeds from issuance of common
     stock through dividend reinvestment plan                                   ----                         347

Cash dividends                                                                  (774)                       (714)

Shares acquired for treasury                                                    (586)                       (915)

Cumulative-effect adjustment in adopting SFAS 106                             (1,079)                       ----
                                                                         -----------------           -----------------

Balance at end of period                                                 $    61,968                 $    60,929
                                                                         =================           =================

Cash dividends per share                                                 $      0.19                 $      0.17
                                                                         =================           =================

Shares from common stock issued
     through dividend reinvestment plan                                            1                      13,382
                                                                         =================           =================

Shares acquired for treasury                                                  23,328                      36,150
                                                                         =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                     Three months ended
                                                                                         March 31,
                                                                             2008                          2007
                                                                        ---------------               ---------------
Net cash provided by operating activities:                              $      2,669                  $      1,693

Investing activities:
     Proceeds from maturities of securities available-for-sale                11,089                         1,552
     Purchases of securities available-for-sale                               (2,944)                       (1,501)
     Proceeds from maturities of securities held-to-maturity                     449                            10
     Purchases of securities held-to-maturity                                 (3,060)                         ----
     Change in interest-bearing deposits in other financial institutions         126                          (104)
     Net change in loans                                                       2,991                        (6,261)
     Proceeds from sale of other real estate owned                               141                            60
     Purchases of premises and equipment                                        (111)                         (292)
                                                                        ---------------               ---------------
         Net cash provided by (used in) investing activities                   8,681                        (6,536)

Financing activities:
     Change in deposits                                                       22,262                         8,922
     Cash dividends                                                             (774)                         (714)
     Proceeds from issuance of common stock
       through dividend reinvestment plan                                       ----                           347
     Purchases of treasury stock                                                (586)                         (915)
     Change in securities sold under agreements to repurchase                (10,347)                        5,531
     Proceeds from Federal Home Loan Bank borrowings                           7,000                          ----
     Repayment of Federal Home Loan Bank borrowings                           (7,010)                       (3,020)
     Change in other short-term borrowings                                    (5,111)                       (7,139)
     Proceeds from subordinated debentures                                      ----                         8,500
     Repayment of subordinated debentures                                       ----                        (8,500)
                                                                        ---------------               ---------------
         Net cash provided by financing activities                             5,434                         3,012
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                           16,784                        (1,831)
Cash and cash equivalents at beginning of period                              16,894                        20,765
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $     33,678                  $     18,934
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $      7,120                  $      7,156
     Cash paid for income taxes                                                   70                          ----
     Non-cash transfers from loans to other real estate owned                    340                         1,237

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2008, and its results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2008. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2007 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,060,585 and 4,192,809 for the three months ended March 31, 2008 and 2007, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

LOANS: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on an accrual basis using the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

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

ADOPTION OF NEW ACCOUNTING STANDARDS: In September 2006, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 on January 1, 2008. There was no material impact on the March 31, 2008 consolidated financial statements of the Company as a result of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

During 2007, the Emerging Issues Task Force ("EITF") of FASB issued EITF Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF Issue No. 06-04). EITF Issue No. 06-04 requires an employer to recognize a liability for future postemployment benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". EITF Issue No. 06-04 is effective for fiscal years beginning after December 15, 2007. At December 31, 2007, the Company owned $16,339 of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy's death benefits to the insured employee's beneficiary. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of the Company. As a result of the adoption of EITF No. 06-04, the Company recognized a cumulative effect adjustment (decrease) to retained earnings of $1,079, which also represented additional liability required to be provided under EITF No. 06-04 on January 1, 2008 related to the agreements. This adjustment amount was different from the estimate made within the Company's 2007 Form 10-K at 12/31/07.

RECLASSIFICATIONS:   Certain  items  related  to  the   consolidated   financial
statements for 2007 have been reclassified to conform to the presentation for 2008. These reclassifications had no effect on the net results of operations.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 1, SFAS 157 was implemented by the Company effective January 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level  3:  Significant,   unobservable  inputs  that  reflect  a  company's  own
assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Company's valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities Available-For-Sale: Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from quoted prices on nationally recognized securities exchanges.

Impaired Loans: Impaired loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based on third party appraisals.

Other Real Estate Owned: These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party appraisals which are considered Level 2 inputs.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                         Fair Value Measurements at March 31, 2008, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Securities Available-For-Sale               ----                  $ 71,333              ----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

                                         Fair Value Measurements at March 31, 2008, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Impaired Loans                              ----                  $ 4,284               ----
Other Real Estate Owned                     ----                      493               ----

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:


                                         March 31, 2008       December 31, 2007
                                       ------------------    -------------------

         Residential real estate           $  248,980              $  250,483
         Commercial real estate               193,824                 196,523
         Commercial and industrial             56,891                  55,090
         Consumer                             126,077                 127,832
         All other                              7,460                   7,175
                                       ------------------    -------------------
                                           $  633,232              $  637,103
                                       ==================    ===================

At March 31, 2008 and December 31, 2007, loans on nonaccrual status were approximately $7,145 and $2,734, respectively. Loans past due more than 90 days and still accruing at March 31, 2008 and December 31, 2007 were $1,715 and $927, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the years ended March 31:

                                                                         2008                    2007
                                                                     -----------             -----------
Balance - January 1,                                                    $ 6,737                 $ 9,412
Loans charged off:
     Commercial (1)                                                         176                   1,211
     Residential real estate                                                 80                     169
     Consumer                                                               555                     460
                                                                     -----------             -----------
         Total loans charged off                                            811                   1,840
Recoveries of loans:
     Commercial (1)                                                          93                     121
     Residential real estate                                                  3                      49
     Consumer                                                               175                     272
                                                                     -----------             -----------
         Total recoveries of loans                                          271                     442
                                                                     -----------             -----------
Net loan charge-offs                                                       (540)                 (1,398)

Provision charged to operations                                             701                     386
                                                                     -----------             -----------
Balance - March 31,                                                     $ 6,898                 $ 8,400
                                                                     ===========             ===========

(1) Includes commercial and industrial and commercial real estate loans.

Information regarding impaired loans is as follows:

                                                                     March 31,            December 31,
                                                                       2008                  2007
                                                                  ---------------      -----------------
     Balance of impaired loans                                    $    11,566          $     6,871

     Less portion for which no specific
         allowance is allocated                                         7,282                2,568
                                                                  ---------------      -----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $     4,284          $     4,303
                                                                  ===============      =================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     1,312          $     1,312
                                                                  ===============      =================

     Average investment in impaired loans year-to-date            $    11,563          $     6,918
                                                                  ===============      =================

Interest recognized on impaired loans was $84 and $85 for the three-month periods ended March 31, 2008 and 2007, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.54% of total loans were unsecured at March 31, 2008 as compared to 4.39% at December 31, 2007.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At March 31, 2008, the contract amounts of these instruments totaled approximately $81,013, compared to $82,125 at December 31, 2007. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2008 and December 31, 2007 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

                                             FHLB                 Promissory             FRB
                                          Borrowings                Notes               Notes             Totals
                                      --------------------     -----------------    ---------------   ----------------
March 31, 2008..................           $  51,169               $  5,550            $  5,162          $  61,881
December 31, 2007...............           $  55,779               $  5,723            $  5,500          $  67,002

Pursuant to collateral agreements with the FHLB, advances are secured by $228,472 in qualifying mortgage loans and $6,114 in FHLB stock at March 31, 2008. Fixed rate FHLB advances of $51,169 mature through 2010 and have interest rates ranging from 2.13% to 6.62%. There were no variable rate FHLB borrowings at March 31, 2008.

At March 31, 2008, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $60,000 available on this line of credit at March 31, 2008.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $169,238 at March 31, 2008.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 3.75% to 6.25% and are due at various dates through a final maturity date of February 11, 2009. A total of $3,521 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. The interest rate for the Company's FRB notes was 1.98% at March 31, 2008 and 4.00% at December 31, 2007. Various investment securities from the Bank used to collateralize the FRB notes totaled $5,945 at March 31, 2008 and December 31, 2007.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $41,750 at March 31, 2008 and $34,950 at December 31, 2007.

Scheduled principal payments over the next five years:

                                           FHLB                 Promissory             FRB
                                        Borrowings                Notes               Notes               Totals
                                    -------------------      -----------------    ---------------    -----------------
Year Ended 2008                     $      9,004             $       5,225        $     5,162        $      19,391
Year Ended 2009                           16,005                       325               ----               16,330
Year Ended 2010                           26,006                      ----               ----               26,006
Year Ended 2011                                6                      ----               ----                    6
Year Ended 2012                                6                      ----               ----                    6
Thereafter                                   142                      ----               ----                  142
                                    -------------------      -----------------    ---------------    -----------------
                                    $     51,169             $       5,550        $     5,162        $      61,881
                                    ===================      =================    ===============    =================

NOTE 7 - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (dollars in thousands, except share and per share data)

                           Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to, the risk factors discussed in Part I, Item 1A of Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Ohio Valley's other securities filings. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

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

Net income increased by $190, or 10.7%, to reach $1,965 for the three months ended March 31, 2008, compared to the same period in 2007. Earnings per share for the first quarter of 2008 finished at $.48, up 14.3% over the same period in 2007. The annualized net income to average asset ratio, or return on assets
(ROA), and net income to average equity ratio, or return on equity (ROE), increased to 1.00% and

13.02% during the first quarter of 2008, as compared to .94% and 11.91%, respectively, for the same period in 2007. The Company's growth in earnings during the first quarter of 2008 was accomplished primarily by: 1) net interest margin expansion as a result of the lower short-term interest rate environment initiated by the Federal Reserve Bank, which led to an 8.5% improvement in net interest income; and 2) noninterest income improvement of 13.7% over 2007's first quarter due to the increased transaction volume related to the Company's tax refund loans and deposit clearing services as well as service charges on deposit accounts.

The consolidated total assets of the Company increased $8,596, or 1.1%, during the first quarter of 2008 to finish at $792,014. This moderate increase in assets was led by an excess liquidity position, causing an increase of $14,422 in overnight federal funds sold balances from year-end 2007. Federal funds sold balances were partially offset by lower loan balances, which decreased $3,871 from year-end 2007, and lower investment securities, which decreased $4,122 from year-end 2007. Loan growth continues to be challenged by the declining volume of consumer loans as well as decreases in its commercial and real estate loan portfolios during the first quarter of 2008 as compared to year-end 2007. Maturity runoff of U.S. Government sponsored entity securities led the decrease in the Company's investment securities. While the demand for loans decreased during the first quarter of 2008, the Company was able to benefit from growth in its interest-bearing deposits of $14,503 from year-end 2007, to use as funding sources during the remaining three quarters of 2008. Interest-bearing deposit growth was led by surges in the Company's public fund NOW accounts, up $23,301 from year-end 2007, and Market Watch product, up $4,170 from year-end 2007, partially offset by a decrease in time deposits of $15,310 from year-end 2007. Furthermore, the Company's noninterest-bearing demand deposits increased $7,759 from year-end 2007. The total deposits retained from year-end 2007 were partially used to fund the runoff in the Company's securities sold under agreements to repurchase ("repurchase agreements") and repayments of other borrowed funds, which decreased $10,347 and $5,121, respectively, from year-end 2007.

                                  Comparison of
                               Financial Condition
                     at March 31, 2008 and December 31, 2007

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2008 compared to December 31, 2007. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At March 31, 2008, cash and cash equivalents had increased $16,784, or 99.3%, to $33,678 as compared to $16,894 at December 31, 2007. The increased liquidity position of the Company at March 31, 2008 was the result of lower loan demand combined with increases in both interest- and noninterest-bearing deposits. Interest-bearing deposits were impacted by growth in the Company's public fund NOW accounts. Noninterest-bearing deposit growth was driven by seasonal volume of tax refund check and deposit clearing transactions during the first quarter of 2008. The Company used these excess funds to invest in overnight federal funds sold balances, which increased $14,422 to reach $15,732 at March 31, 2008 as compared to only $1,310 at year-end 2007. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Securities

During the first quarter of 2008, investment securities decreased $4,122 to finish at $89,922, a decrease of 4.4% as compared to year-end 2007. The Company's investment securities portfolio consists of mortgage-backed securities, U.S. government sponsored entity securities and obligations of states and political subdivisions. U.S. government sponsored entity securities decreased $7,970, or 20.2%, as a result of two large maturities in the first quarter of 2008. In addition to attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio, the demand for U.S. government sponsored entity securities has also been to satisfy pledging requirements for repurchase agreements. In the first quarter of 2008, the Company's repurchase agreements decreased 25.6%, reducing the need to secure these balances and impacted the runoff in U.S. government sponsored entity securities. This decrease was partially offset by increases in both mortgage-backed securities and obligations of states and political subdivisions, which were up $1,238, or 3.2%, and $2,610, or 16.4%, respectively, from year-end 2007. The Company continues to benefit from the advantages of mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $39,902, or 44.4% of total investments at March 31, 2008. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $1,926 from January 1, 2008 through March 31, 2008. For the remainder of 2008, the
Company's focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. During the first quarter of 2008, total loans were down $3,871, or 0.6%, from year-end 2007. Lower loan balances were mostly influenced by consumer loans, which were down $1,755, or 1.4%, from year-end 2007. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer volume was mostly attributable to the automobile indirect lending segment, which decreased $1,222, or 4.2%, from year-end 2007. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors that have weakened the economy and consumer spending have caused a decline in automobile loan volume. As short-term rates have aggressively moved down since September 2007, continued competition with local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first quarter of 2008. In addition, the Company's all-terrain vehicle loans decreased $405, or 11.5%, from year-end 2007.

Generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. For the first quarter of 2008, total residential real estate loan balances decreased $1,503, or 0.6%, from year-end 2007 to total $248,980. The decrease was largely driven by a reduction in the Company's one-year adjustable-rate mortgage balances of $3,154, or 7.5%, from year-end 2007. During 2006 and 2007, consumer demand for fixed-rate real estate loans continued to increase due to the continuation of lower, more affordable, mortgage rates. As long-term interest rates continue to remain relatively stable in 2008, consumers continue to pay off and refinance their variable rate mortgages, although the volume of refinancings has begun to stabilize as compared to 2007 and 2006. This has resulted in lower one-year adjustable-rate mortgage balances at the end of 2008's first quarter as compared to year-end 2007. Partially offsetting the decreases in variable real estate loan balances was the continued consumer preference of the Company's longer-termed, fixed-rate real estate loans, which were up $1,959, or 1.2%, from year-end 2007. To help further satisfy demand for longer-termed, fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, and has sold $2,983 in loans during the first three months of 2008, which were up $1,053, or 54.5%, over the volume in the first three months of 2007. The remaining real estate loan portfolio balances decreased $308 primarily from the Company's other variable-rate real estate loan products.

The Company's commercial loans comprise the largest portion of the Company's loan portfolio. During the first quarter of 2008, total commercial loans, which include commercial real estate loans, and commercial and industrial loans, decreased $898, or 0.4%, from year-end 2007. While commercial loan balances are down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property. Commercial real estate, the Company's largest segment of commercial loans, contributed most to lower commercial loan balances during the first quarter of 2008, decreasing $2,699, or 1.4%, largely due to commercial loan paydowns and payoffs. Commercial real estate loans are largely comprised of loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. Partially offsetting lower commercial real estate loan balances was growth in the Company's commercial and industrial loans, which were up $1,801, or 3.3%, from year-end 2007. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (18.3% of portfolio), medical industry loans (13.7% of portfolio), land development loans (12.2% of portfolio), and hotel and motel loans (10.9% of portfolio). During the first quarter of 2008, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Franklin counties of Ohio, which accounted for 58.5% of total originations, and the growing West Virginia markets, which accounted for 31.5% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2008.

The Company recognized an increase of $285 in other loans from year-end 2007. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in state and municipal loans of $253.

The Company continues to monitor the pace of its loan volume, as it has experienced a 0.6% drop-off within its total loan portfolio during the first quarter of 2008. The well-documented housing market crisis and rising energy costs have impacted consumer spending and has led to lower consumer demand for loans. Furthermore, the Company continues to view consumer loans as a decreasing portfolio, due to higher loan costs, increased competition in automobile loans and a lower return on investment as compared to the other loan portfolios. As a result, the Company expects total loan growth in 2008 to be challenged, with volume to remain relatively stable throughout the rest of the year. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first three months of 2008, the Company's allowance for loan losses remained stable, finishing at $6,898, as compared to $6,737 at year-end 2007. The level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, increased from $3,661 at year-end 2007 to $8,860 at quarter-end 2008. The nonperforming loan balances increased primarily from one commercial loan relationship which accounted for 56.0% of total nonperforming loans and 53.1% of nonperforming assets. While this relationship accounted for the deterioration in the Company's asset quality at March 31, 2008, management believes the remaining balance of this commercial relationship is adequately collateralized based on the current liquidation value of the underlying property. As a result, no specific allocations were made to the allowance for loan losses on behalf of this nonperforming relationship. Management believes it has appropriately reviewed and considered this loan relationship in establishing the allowance for loan losses at March 31, 2008, even though no specific allocations were made. During the first quarter of 2008, net charge-offs totaled $540, which were down $858 from the same period in 2007, in large part due to commercial charge-offs of specific allocations that were reflected in the allowance for loan losses from 2007. As a result of the commercial loan relationship mentioned earlier, the Company's ratio of nonperforming loans as a percentage of total loans was 1.40% at March 31, 2008, up from 0.57% at year-end 2007. The Company's ratio of nonperforming assets, which includes real estate acquired through foreclosure and referred to as other real estate owned ("OREO"), as a percentage of total assets also increased from 0.50% at year-end 2007 to 1.18% at March 31, 2008. This nonperforming credit continues to be at various stages of resolution. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first three months of 2008, total deposits were up $22,262, or 3.8%, from year-end 2007. The change in deposits came primarily from an increase in the Company's interest-bearing demand deposits, non-interest bearing deposits and money market balances.

Interest-bearing demand deposits increased $24,616, or 37.5%, during the first quarter of 2008. This growth was largely driven by a $23,301 increase in public fund balances related to the local city and county school construction projects currently in process within Gallia County, Ohio. Also contributing to the growth in the Company's public fund deposits was the collection of real estate taxes by local municipalities who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal real estate tax collections are short-term in nature and typically decrease in the second quarter.

The Company's interest-free funding source, noninterest bearing demand deposits, increased $7,759, or 9.9%, from year-end 2007. The spike in demand deposits was largely the result of the Company's relationship with a third party tax software provider that allows the Bank to actively participate as a facilitator of electronic tax refund checks ("ERC's") and electronic tax refund deposits ("ERD's") that are transacted throughout the United States. These ERC's and ERD's are facilitated through several business checking accounts on hand at the Bank. At March 31, 2008, the Bank had $7,754 in excess ERC's and ERD's that had yet to clear through these business checking accounts. Also adding to the increase in interest-free funds was growth in the Company's free checking products, which were up $1,029, or 12.9%. This includes the Company's Easy Checking accounts, which feature no service charge or minimum balance requirements to the customer. The Easy Checking account, a transaction account with electronic features, increases the Company's core deposits, increases interchange fees and helps to lower processing costs.

Partially offsetting deposit growth were time deposits, decreasing $15,310, or 4.5%, from year-end 2007. Time deposits, particularly CD's, are the most significant source of funding for the Company's earning assets, making up 53.3% of total deposits. With loan balances on a declining pace, down 0.6% from year-end 2007, there has not been an aggressive need to deploy time deposits as a funding source. Yet, as market rates have aggressively lowered since September 2007, the Company has seen the cost of its retail CD balances begin to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates. This lagging effect has caused the Company's retail CD portfolio to become more of an attractive funding source to fund earning assets, producing an average cost of 4.69% during the first quarter of 2008 as compared to 4.78% during the same period of 2007. Wholesale fund deposits (i.e., brokered and network CD issuances) have not been as responsive to the decline in short-term market rates, producing an average cost of 4.84% during the first quarter of 2008 as compared to 4.76% during the same period of 2007, well exceeding the price to fund asset growth with retail CD balances. As a result, management will continue to emphasize its core deposit funding and retail CD balances as a more affordable and cost effective source to subsidize earning asset growth as compared to wholesale deposits.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth in retail CD balances. The Company will continue to emphasize growth in its core deposits as well as to utilize its retail CD funding sources during the remainder of 2008, reflecting the Company's efforts to reduce its reliance on higher cost funding.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $10,347, or 25.6%, from year-end 2007. This increase was mostly due to seasonal fluctuations of two commercial accounts in the first quarter of 2008.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first three months of 2008, other borrowed funds were down $5,121, or 7.6%, from year-end 2007. Management used the growth in deposit proceeds to repay FHLB borrowings during the first quarter 2008. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures and Trust Preferred Securities

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The Company used the proceeds from these trust preferred securities to pay off $8,500 in higher cost trust preferred security debt on March 26, 2007. The replacement of the higher cost trust preferred security debt was a strategy by management to lower interest rate pressures that were impacting interest expense and help improve the Company's net interest margin. The early extinguishment and replacement of this higher cost debt improved earnings by nearly $54 pre-tax ($35 after taxes) during the first quarter of 2008 as compared to the same period in 2007. For additional discussion on the terms and conditions of this new trust preferred security issuance, please refer to "Note 7 - Subordinated Debentures and Trust Preferred Securities" within Item 1, Notes to the Consolidated Financial Statements of this Form 10-Q.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at March 31, 2008 of $61,968 was up $457, or 0.7%, as compared to the balance of $61,511 on December 31, 2007. Contributing most to this increase was year-to-date net income of $1,965 partially offset by cash dividends paid of $774, or $.19 per share, year-to-date, and an increase in the amount of share repurchases. The Company had treasury stock totaling $14,029 at March 31, 2008, an increase of $586 as compared to the total at year-end 2007. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 15, 2008 and February 15, 2009. As of March 31, 2008, 8,845 shares had been repurchased pursuant to that authorization.

                                  Comparison of
                              Results of Operations
                      for the Quarter Ended March 31, 2008

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly period ended March 31, 2008 compared to the same period in 2007. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the first quarter of 2008, net interest income increased $604, or 8.5%, as compared to the same quarter in 2007, primarily due to an expanding net interest margin caused by lower funding costs.

Total interest income increased $232, or 1.7%, for the first quarter of 2008 as compared to the same period in 2007. Growth in 2008's year-to-date average earning assets of $21,571, or 3.0%, as compared to the same period in 2007, contributed to the growth in interest revenue. The growth in average earning assets was largely comprised of residential real estate loan and commercial real estate loan participations since March 2007. Further complementing asset yields was addional fee income from increased originations of the Company's refund anticipation loans ("RAL"). The Company's participation with a third party tax software provider has given them the opportunity to make RAL loans during the tax refund loan season, typically from January through March. RAL loans are short-term cash advances against a customer's anticipated income tax refund. Through the first quarter of 2008, the Company had recognized over $213 in RAL fees as compared to $65 during the same period in 2007.

Partially offsetting the positive contributions to net interest income from earning asset growth and RAL loan fees was a 15 basis point decrease in the Company's asset yields, dropping from 7.64% at March 31, 2007 to 7.49% at March 31, 2008. In relation to lower earning asset yields, the Company's total interest expense decreased $372, or 5.8%, during the first quarter of 2008 as compared to the same period in 2007, as a result of lower interest-bearing liability costs. Since September 2007, the Federal Reserve has reduced the target Federal Funds rate 300 basis points. These actions have caused a corresponding downward shift in short-term interest rates, while longer-term rates have not decreased to the same extent. Although rates on loans reprice more rapidly than interest rates paid on deposits during a changing interest rate environment, the Bank had positioned its balance sheet so that there were more interest-bearing liabilites subject to reprice and, therefore, were more reactive to the aggressive changes in short-term interest rates than earning assets. The short-term rate decreases impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts. Interest rates on CD balances will continue to reprice at lower rates (as a lagging effect to the Federal Reserve action to drop the Federal Funds rate) which will continue to lower funding costs and improve the net interest margin. As a result of the decrease in rates from September 2007, the Bank's total weighted average funding costs have decreased 31 basis points from March 31, 2007 to March 31, 2008.

As a result of lower funding costs, the Company's quarterly net interest margin increased 19 basis points from 4.02% at March 31, 2007 to 4.21% at March 31, 2008. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. However, as evidenced by the Federal Reserve's most recent action on April 30, 2008 of dropping the target Federal Funds rate by "only" 25 basis points as compared to much larger increments in previous periods, management believes that market rates are beginning to approach their "target" zone of economic stability. There can be no assurance of additional future rate cuts as changes in market interest rates are dependent upon a variety of factors that are beyond the Company's control. With market rates seemingly beginning to stabilize from the aggressive rate cuts over the past seven months, management believes that there will continue to be opportunities for net interest margin improvement during the rest of 2008, with the Company's retail CD portfolio poised to mature and reprice at the lower market rates. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. During the first quarter of 2008, provision expense increased $315, or 81.6%, over the same time period in 2007. This increase is primarily a timing difference that is a direct result of the Company's significant commercial loan allocations that were made to the allowance for loan losses during the fourth quarter of 2006. At that time, a specific allocation for loan losses was made on behalf of a commercial loan that was determined to be impaired, which required a corresponding increase to provision for loan losses in 2006. During the first quarter of 2007, charge-offs were recorded on the specific allocation established for the impaired loan of 2006, effectively causing the majority of the $1,211 in commercial loan charge-offs at March 31, 2007. While the Company's nonperforming loans and nonperforming assets are up from year-end 2007, management believes the liquidation values behind the commercial loan relationship that has caused this increase in nonperforming loans are adequate and, therefore, no specific allocations were made to the allowance for loan losses. Management believes that the allowance for loan losses was adequate at March 31, 2008 and reflective of probable losses in the portfolio. The allowance for loan losses was 1.09% of total loans at March 31, 2008, up from 1.06% at December 31, 2007. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended March 31, 2008 was $1,584, an increase of $191, or 13.7%, over the same period in 2007. These quarterly results were impacted mostly by service charges on deposit accounts, as well as seasonal tax refund processing fees and debit card interchange fees that are classified as other noninterest income. The Bank's service charge fees on deposit accounts increased in large part due to a higher volume of overdraft balances during the first quarter of 2008, increasing non-sufficient fund fees by $62, or 12.0%, over the same quarterly period in 2007. Also contributing to noninterest revenue growth were activities from other noninterest income sources. As mentioned previously, the Company began its participation in a new tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider. The Company is one of a limited number of financial institutions throughout the U.S. that facilitates tax refunds through its relationship with this tax software provider. These tax refunds are in the form of two items: electronic refund checks and electronic refund deposits. ERC's and ERD's are granted by tax preparers to taxpayers who wish to receive their funds electronically via an ACH. The Company then facilitates the clearing of the ERC/ERD items via a demand deposit business account. During the first quarter of 2008, the Company's tax refund processing fees totaled over $221, an increase of $136, or 158.8%, over the same period in 2007. Further enhancing growth in other noninterest income was debit card interchange income, increasing $18, or 13.9%, during the first quarter of 2008 as compared to the same period in 2007. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago. The Company's customers used their Jeanie(R) Plus debit cards to complete 300,464 transactions during the first three months of 2008, up 9.8% from the 273,536 transactions during the same period in 2007, derived mostly from gasoline and restaurant purchases.

Partially offsetting the growth in noninterest income was an increase in the loss on sale of OREO, with losses totaling $41 at March 31, 2008 as compared to $1 at March 31, 2007. The total of all remaining noninterest income categories remained relatively unchanged from the prior year. The total growth in noninterest income demonstrates management's desire to leverage technology to enhance efficiency and diversify the Company's revenue sources.

Noninterest Expense

During the first quarter of 2008, total noninterest expense was up $231, or 4.2%, as compared to the same period in 2007. Contributing to the quarterly increase were salaries and employee benefits, the Company's largest noninterest expense item, which increased $196, or 6.1%, for the first quarter of 2008 as compared to the same time period in 2007. The increase was largely due to higher accrued incentive costs as well as increased health insurance benefit expenses. The Company's full-time equivalent ("FTE") employees remained relatively unchanged at March 31, 2008 with 253 FTE employees on staff as compared to 252 FTE employees at March 31, 2007. Also increasing were data processing expenses, which were up $71, or 36.6%, over the same quarterly period in 2007. This was in large part due to the continued higher monthly costs incurred on the Bank's implementation of new technology to better serve the convenience of its consumer base, which include ATM, debit and credit cards, as well as various online banking products, including net teller and bill pay.

Partially offsetting the increases to overhead expenses was a decrease in occupancy, furniture and equipment costs, which decreased $13, or 2.1%, in the first quarter of 2008 as compared to the same period in 2007. This was in large part due to the maturities of depreciation terms on asset acquisitions from previous years causing depreciation expense to fall from a year ago.

Further decreases were recognized within other noninterest expense, led by loan costs decreasing $137, and corporate franchise tax decreasing $15 during the first quarter of 2008 as compared to the same period in 2007. Management anticipates loan expenses to be below the costs incurred from 2007 due to the larger than normal volume of foreclosure costs that were incurred during 2007. These large loan and collection expenses from last year were the result of having to resolve nonperforming credits and improve asset quality during this time. Partially offsetting loan and corporate franchise tax decreases within other noninterest expense were increases in the Company's marketing costs, which were up $51 from last year, that include advertising, donations and public relations activities.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The emphasis management has placed on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue has contributed to an improving efficiency ratio, finishing at 61.38% for the three months ended March 31, 2007, as compared to 64.49% for the same period in 2007.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios              Regulatory
                                    3/31/08            12/31/07         Minimum
                                    -------            --------       ----------

Tier 1 risk-based capital            12.0%               12.0%            4.00%

Total risk-based capital ratio       13.1%               13.1%            8.00%

Leverage ratio                        9.3%                9.5%            4.00%

Cash dividends paid of $774 for the first three months of 2008 represent an 8.4% increase over the cash dividends paid during the same period in 2007. The quarterly dividend rate increased from $0.17 per share in 2007 to $0.19 per share in 2008. The dividend rate has increased in proportion to the consistent growth in retained earnings. At March 31, 2008, approximately 81% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan. As part of the Company's stock purchase program, management will continue to utilize reinvested dividends and voluntary cash, if necessary, to purchase shares on the open market to be redistributed through the dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $106,758 represented 13.5% of total assets at March 31, 2008. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2008, the Bank could borrow an additional $76,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

                         Off-Balance Sheet Arrangements

As discussed in Note 5 - Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk, the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. While these commitments are necessary to meet the financing needs of the Company's customers, many of these commitments are expected to expire without being drawn upon. Therefore, the total amount of commitments does not necessarily represent future cash requirements.

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

                          Concentration of Credit Risk

The Company maintains a diversified credit portfolio, with commercial loans, both commercial real estate and commercial and industrial, currently comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.


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

The following table presents the Company's estimated net interest income sensitivity:

                                                      March 31, 2008                        December 31, 2007
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       ------------------------                    --------------------                   --------------------
                 +300                                     (3.41%)                               (8.23%)
                 +200                                     (2.24%)                               (5.09%)
                 +100                                     (1.08%)                               (2.47%)
                 -100                                      1.47%                                 2.48%
                 -200                                      2.99%                                 5.01%
                 -300                                      4.65%                                 7.86%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board. At March 31, 2008, the Company's analysis of net interest income reflects a liability sensitive position. Based on current assumptions, an instantaneous decrease in interest rates would positively impact net interest income primarily due to the duration of earning assets exceeding the duration of interest-bearing liabilities. As compared to December 31, 2007, the Company's interest rate risk profile has become less liability sensitive primarily due to the influx of liquidity. Since September 2007, the Federal Reserve has reduced short-term interest rates 325 basis points and the Company's net interest margin has responded positively to the decline in market rates.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 17, 2008 and available at www.sec.gov. These risk factors could materially affect the Company's business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a)    Not Applicable.

              (b)    Not Applicable.

              (c) The following table provides information regarding Ohio Valley's repurchases of its common shares during the fiscal quarter ended March 31, 2008:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
         Period               Purchased       Common Share         Plans or Pograms            Programs
-----------------------     --------------- ------------------- ------------------------ ----------------------
January 1 - 31, 2008            10,850           $25.17                 10,850                    31,567
February 1 - 29, 2008           10,803           $25.08                 10,803                   167,830
March 1 - 31, 2008               1,675           $25.00                  1,675                   166,155
                            --------------- ------------------- ------------------------ ----------------------
TOTAL                           23,328           $25.12                 23,328                   166,155
                            =============== =================== ======================== ======================

(1) On February 9, 2007, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2007 and February 15, 2008. On January 15, 2008, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2008 and February 15, 2009.

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



                                       OHIO VALLEY BANC CORP.


Date:  May 9, 2008               By:  /s/  Jeffrey E. Smith
                                      ----------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  May 9, 2008               By:  /s/  Scott W. Shockey
                                      ---------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following table:

   Exhibit Number                                 Exhibit Description
----------------------         -------------------------------------------------
         3(a)                  Amended Articles of Incorporation  of Ohio Valley
                               (reflects  amendments  through April 7,1999) [for
                               SEC reporting compliance only - - not filed with the Ohio Secretary of State]. Incorporated herein by reference to Exhibit 3(a) to Ohio Valley's
                               Annual  Report on Form 10-K for fiscal year ended
                               December 31, 2007(SEC File No. 0-20914).

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