Form 10-Q
period 2008-06-30
OHIO VALLEY BANC CORP
filed 2008-08-11
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: June 30, 2008

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

The number of common shares of the registrant outstanding as of August 8, 2008 was 4,002,509.

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

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity................................................5

           Condensed Consolidated Statements of Cash Flows.....................6

           Notes to the Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........25

  Item 4.  Controls and Procedures............................................26

PART II - OTHER INFORMATION...................................................27

  Item 1.   Legal Proceedings.................................................27

  Item 1A.  Risk Factors......................................................27

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......27

  Item 3.   Defaults Upon Senior Securities...................................27

  Item 4.   Submission of Matters to a Vote of Security Holders...............28

  Item 5.   Other Information.................................................28

  Item 6.   Exhibits and Reports on Form 8-K..................................28

SIGNATURES....................................................................29

EXHIBIT INDEX.................................................................30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                            June 30,                   December 31,
                                                                              2008                        2007
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $      20,625               $        15,584
Federal funds sold                                                              1,239                         1,310
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                           21,864                        16,894
Interest-bearing deposits in other financial institutions                      15,507                           633
Securities available-for-sale                                                  72,203                        78,063
Securities held-to-maturity
   (estimated fair value: 2008 - $17,620; 2007 - $15,764)                      17,690                        15,981
Federal Home Loan Bank stock                                                    6,197                         6,036
Total loans                                                                   623,126                       637,103
    Less: Allowance for loan losses                                            (6,571)                       (6,737)
                                                                        -----------------           -----------------
     Net loans                                                                616,555                       630,366
Premises and equipment, net                                                     9,898                         9,871
Accrued income receivable                                                       3,078                         3,254
Goodwill                                                                        1,267                         1,267
Bank owned life insurance                                                      17,062                        16,339
Other assets                                                                    9,369                         4,714
                                                                        -----------------           -----------------
          Total assets                                                  $     790,690               $       783,418
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $      85,823               $        78,589
Interest-bearing deposits                                                     522,375                       510,437
                                                                        -----------------           -----------------
     Total deposits                                                           608,198                       589,026
Securities sold under agreements to repurchase                                 35,309                        40,390
Other borrowed funds                                                           59,767                        67,002
Subordinated debentures                                                        13,500                        13,500
Accrued liabilities                                                            12,322                        11,989
                                                                        -----------------           -----------------
          Total liabilities                                                   729,096                       721,907

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares
   authorized; 2008 - 4,641,748 shares issued;
   2007 - 4,641,747 shares issued)                                              4,642                         4,642
Additional paid-in capital                                                     32,664                        32,664
Retained earnings                                                              38,837                        37,763
Accumulated other comprehensive income (loss)                                     268                          (115)
Treasury stock, at cost (2008 - 622,239 shares;
   2007 - 567,403 shares)                                                     (14,817)                      (13,443)
                                                                        -----------------           -----------------
         Total shareholders' equity                                            61,594                        61,511
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $     790,690               $       783,418
                                                                        =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                     Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                                   2008               2007               2008               2007
                                                             --------------     --------------     --------------     --------------
Interest and dividend income:
     Loans, including fees                                   $    11,743        $    12,706        $    24,385        $    25,146
     Securities
         Taxable                                                     783                754              1,579              1,506
         Tax exempt                                                  135                132                276                260
     Dividends                                                        82                 98                161                193
     Other Interest                                                  110                 30                186                117
                                                             --------------     --------------     --------------     --------------
                                                                  12,853             13,720             26,587             27,222

Interest expense:
     Deposits                                                      4,270              5,290              9,156             10,557
     Securities sold under agreements to repurchase                   93                254                237                480
     Other borrowed funds                                            663                738              1,420              1,350
     Subordinated debentures                                         272                272                544                598
                                                             --------------     --------------     --------------     --------------
                                                                   5,298              6,554             11,357             12,985
                                                             --------------     --------------     --------------     --------------
Net interest income                                                7,555              7,166             15,230             14,237
Provision for loan losses                                            916                616              1,617              1,002
                                                             --------------     --------------     --------------     --------------
     Net interest income after provision for loan losses           6,639              6,550             13,613             13,235

Noninterest income:
     Service charges on deposit accounts                             780                756              1,490              1,416
     Trust fees                                                       64                 58                125                114
     Income from bank owned life insurance                           201                162                376                342
     Gain on sale of loans                                            45                 20                 90                 59
     Gain (loss) on sale of other real estate owned                    3                (84)               (38)               (85)
     Other                                                           494                454              1,128                913
                                                             --------------     --------------     --------------     --------------
                                                                   1,587              1,366              3,171              2,759
Noninterest expense:
   Salaries and employee benefits                                  3,390              3,168              6,819              6,401
   Occupancy                                                         382                357                768                721
   Furniture and equipment                                           257                264                492                534
   Data processing                                                   266                211                531                405
   Other                                                           1,520              1,486              2,957              2,946
                                                             --------------     --------------     --------------     --------------
                                                                   5,815              5,486             11,567             11,007
                                                             --------------     --------------     --------------     --------------

Income before income taxes                                         2,411              2,430              5,217              4,987
Provision for income taxes                                           680                744              1,521              1,526
                                                             --------------     --------------     --------------     --------------

NET INCOME                                                   $     1,731        $     1,686        $     3,696        $     3,461
                                                             ==============     ==============     ==============     ==============

Earnings per share                                           $       .43        $       .41        $       .91        $       .83
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
--------------------------------------------------------------------------------

                                                                     Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                                   2008              2007               2008                2007
                                                             --------------     --------------     --------------     --------------

Balance at beginning of period                               $    61,968        $    60,929        $    61,511        $    60,282

Comprehensive income:
     Net income                                                    1,731              1,686              3,696              3,461
     Change in unrealized income/loss
        on available-for-sale securities                            (830)              (319)               580                (86)
     Income tax effect                                               282                108               (197)                29
                                                             --------------     --------------     --------------     --------------
         Total comprehensive income                                1,183              1,475              4,079              3,404

Proceeds from issuance of common
     stock through dividend reinvestment plan                       ----               ----               ----                347

Cash dividends                                                      (769)              (751)            (1,543)            (1,465)

Shares acquired for treasury                                        (788)            (1,109)            (1,374)            (2,024)

Cumulative-effect adjustment in adopting EITF No. 06-04             ----               ----             (1,079)              ----
                                                             --------------     --------------     --------------     --------------

Balance at end of period                                     $    61,594        $    60,544        $    61,594        $    60,544
                                                             ==============     ==============     ==============     ==============

Cash dividends per share                                     $      0.19        $      0.18        $      0.38        $      0.35
                                                             ==============     ==============     ==============     ==============

Shares from common stock issued
     through dividend reinvestment plan                             ----                  1                  1             13,383
                                                             ==============     ==============     ==============     ==============

Shares acquired for treasury                                      31,508             43,859             54,836             80,009
                                                             ==============     ==============     ==============     ==============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                             (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                      Six months ended
                                                                                           June 30,
                                                                             2008                          2007
                                                                        ---------------               ---------------
Net cash provided by operating activities:                              $      4,391                  $      5,169

Investing activities:
     Proceeds from maturities of securities available-for-sale                16,482                         3,466
     Purchases of securities available-for-sale                              (10,060)                       (4,008)
     Proceeds from maturities of securities held-to-maturity                   1,346                           212
     Purchases of securities held-to-maturity                                 (3,060)                       (1,429)
     Change in interest-bearing deposits in other financial institutions     (14,874)                         (101)
     Net change in loans                                                       7,289                        (4,066)
     Proceeds from sale of other real estate owned                               420                         1,344
     Purchases of premises and equipment                                        (476)                         (444)
     Purchases of bank owned life insurance                                     (427)                         ----
                                                                        ---------------               ---------------
         Net cash (used in) investing activities                              (3,360)                       (5,026)

Financing activities:
     Change in deposits                                                       19,172                       (12,863)
     Cash dividends                                                           (1,543)                       (1,465)
     Proceeds from issuance of common stock
       through dividend reinvestment plan                                       ----                           347
     Purchases of treasury stock                                              (1,374)                       (2,024)
     Change in securities sold under agreements to repurchase                 (5,081)                        5,111
     Proceeds from Federal Home Loan Bank borrowings                           7,000                         9,000
     Repayment of Federal Home Loan Bank borrowings                          (10,011)                       (3,033)
     Change in other short-term borrowings                                    (4,224)                         (794)
     Proceeds from subordinated debentures                                      ----                         8,500
     Repayment of subordinated debentures                                       ----                        (8,500)
                                                                        ---------------               ---------------
         Net cash provided by (used in) financing activities                   3,939                        (5,721)
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                            4,970                        (5,578)
Cash and cash equivalents at beginning of period                              16,894                        20,765
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $     21,864                  $     15,187
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $     13,400                  $     13,770
     Cash paid for income taxes                                                1,815                           327
     Non-cash transfers from loans to other real estate owned                  4,905                         1,370

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2008, and its results of operations and cash flows for the periods presented. The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2008. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2007 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,032,883 and 4,153,401 for the three months ended June 30, 2008 and 2007, respectively. Weighted average common shares outstanding were 4,046,734 and 4,172,996 for the six months ended June 30, 2008 and 2007, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

ADOPTION OF NEW ACCOUNTING STANDARDS: In September 2006, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 on January 1, 2008. There was no material impact on the June 30, 2008 consolidated financial statements of the Company as a result of the adoption of SFAS 157.

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

During 2007, the Emerging Issues Task Force ("EITF") of FASB issued EITF Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF Issue No. 06-04). EITF Issue No. 06-04 requires an employer to recognize a liability for future postemployment benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". EITF Issue No. 06-04 is effective for fiscal years beginning after December 15, 2007. At December 31, 2007, the Company owned $16,339 of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy's death benefits to the insured employee's beneficiary. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of the Company. As a result of the adoption of EITF No. 06-04, the Company recognized a cumulative effect adjustment (decrease) to retained earnings of $1,079, which also represented additional liability required to be provided under EITF No. 06-04 on January 1, 2008 related to the agreements. This adjustment amount was different from the estimate made within the Company's 2007 Form 10-K at December 31, 2007.

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

Impaired Loans: Impaired loans are reported at the fair value of the underlying collateral adjusted for selling costs. Collateral values are estimated using Level 2 inputs based on third party appraisals.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                          Fair Value Measurements at June 30, 2008, Using
                                    ------------------------------------------------------------
                                      Quoted Prices in          Significant
                                       Active Markets              Other           Significant
                                       for Identical             Observable        Unobservable
                                           Assets                  Inputs             Inputs
                                         (Level 1)                (Level 2)          (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Securities Available-For-Sale               ----                  $ 72,203              ----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

                                          Fair Value Measurements at June 30, 2008, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Impaired Loans                              ----                  $ 2,941               ----

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:


                                          June 30, 2008       December 31, 2007
                                       ------------------    -------------------

         Residential real estate           $  248,529              $  250,483
         Commercial real estate               194,008                 196,523
         Commercial and industrial             47,565                  55,090
         Consumer                             124,926                 127,832
         All other                              8,098                   7,175
                                       ------------------    -------------------
                                           $  623,126              $  637,103
                                       ==================    ===================

At June 30, 2008 and December 31, 2007, loans on nonaccrual status were approximately $2,283 and $2,734, respectively. Loans past due more than 90 days and still accruing at June 30, 2008 and December 31, 2007 were $2,365 and $927, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the six-month periods ended June 30:

                                                                         2008                    2007
                                                                     -----------              -----------
Balance - January 1,                                                   $ 6,737                 $  9,412
Loans charged off:
     Commercial (1)                                                        990                    3,363
     Residential real estate                                               139                      348
     Consumer                                                            1,128                      867
                                                                     -----------              -----------
         Total loans charged off                                         2,257                    4,578

Recoveries of loans:
     Commercial (1)                                                         94                      206
     Residential real estate                                                52                      163
     Consumer                                                              328                      480
                                                                     -----------              -----------
         Total recoveries of loans                                         474                      849
                                                                     -----------              -----------
Net loan charge-offs                                                    (1,783)                  (3,729)

Provision charged to operations                                          1,617                    1,002
                                                                     -----------              -----------
Balance - June 30,                                                     $ 6,571                 $  6,685
                                                                     ===========              ===========

(1) Includes commercial and industrial and commercial real estate loans.

Information regarding impaired loans is as follows:

                                                                     June 30,            December 31,
                                                                       2008                  2007
                                                                  ---------------      -----------------
     Balance of impaired loans                                    $     6,505          $     6,871

     Less portion for which no specific
         allowance is allocated                                         2,263                2,568
                                                                  ---------------      -----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $     4,242          $     4,303
                                                                  ===============      =================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     1,301          $     1,312
                                                                  ===============      =================

     Average investment in impaired loans year-to-date            $     6,550          $     6,918
                                                                  ===============      =================

Interest recognized on impaired loans was $218 and $204 for the six-month periods ended June 30, 2008 and 2007, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.49% of total loans were unsecured at June 30, 2008 as compared to 4.39% at December 31, 2007.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At June 30, 2008, the contract amounts of these instruments totaled approximately $80,513, compared to $82,125 at December 31, 2007. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2008 and December 31, 2007 are comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati, promissory notes and Federal Reserve Bank (FRB) Notes.

                                             FHLB                 Promissory             FRB
                                          Borrowings                Notes               Notes             Totals
                                      --------------------     -----------------    ---------------   ----------------
June 30, 2008...................           $  48,167               $  6,090            $  5,510          $  59,767
December 31, 2007...............           $  55,779               $  5,723            $  5,500          $  67,002

Pursuant to collateral agreements with the FHLB, advances are secured by $226,206 in qualifying mortgage loans and $6,197 in FHLB stock at June 30, 2008. Fixed rate FHLB advances of $48,167 mature through 2033 and have interest rates ranging from 2.13% to 6.62%. There were no variable rate FHLB borrowings at June 30, 2008.

At June 30, 2008, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $60,000 available on this line of credit at June 30, 2008.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $167,560 at June 30, 2008.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 3.00% to 6.25% and are due at various dates through a final maturity date of November 12, 2010. A total of $4,021 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. The interest rate for the Company's FRB notes was 1.77% at June 30, 2008 and 4.00% at December 31, 2007. Various investment securities from the Bank used to collateralize the FRB notes totaled $4,820 at June 30, 2008 and $5,945 at December 31, 2007.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $47,250 at June 30, 2008 and $34,950 at December 31, 2007.

Scheduled principal payments over the next five years:

                                           FHLB                 Promissory             FRB
                                        Borrowings                Notes               Notes               Totals
                                    -------------------      -----------------    ---------------    -----------------
Year Ended 2008                     $      6,003             $       4,313        $     5,510        $      15,826
Year Ended 2009                           16,005                       777               ----               16,782
Year Ended 2010                           26,005                     1,000               ----               27,005
Year Ended 2011                                6                      ----               ----                    6
Year Ended 2012                                6                      ----               ----                    6
Thereafter                                   142                      ----               ----                  142
                                    -------------------      -----------------    ---------------    -----------------
                                    $     48,167             $       6,090        $     5,510        $      59,767
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

For the three months ended June 30, 2008, net income increased by $45, or 2.7%, to finish at $1,731 compared to the same quarterly period in 2007. Earnings per share for the second quarter of 2008 increased $.02, or 4.9%, to finish at $.43 per share compared to the same quarterly period in 2007. For the six months ended June 30, 2008, net income increased by $235, or 6.8%, to finish at $3,696 compared to the same period in 2007. Earnings per share for the first six months of 2008 finished at $.91, up 9.6%
over the same period in 2007. Earnings per share growth for both the quarterly and year-to-date periods ending June 30, 2008 continues to exceed the nominal dollar net income growth pace due to the Company's stock repurchase program, with increases in treasury stock repurchases lowering the weighted average number of common shares outstanding. The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both increased to .94% and 12.18% during the first six months of 2008, as compared to .91% and 11.53%, respectively, for the same period in 2007. The Company's growth in earnings during the first half of 2008 was accomplished primarily by: 1) net interest margin expansion as a result of the lower short-term interest rate environment initiated by the Federal Reserve Bank, which led to lower interest expense and a 7.0% improvement in net interest income; and 2) noninterest income improvement of 14.9% over 2007's first half period due to the increased transaction volume related to the Company's service charges on deposit accounts and seaonal tax clearing services performed in the first quarter of 2008.

The consolidated total assets of the Company increased $7,272, or 0.9%, during the first six months of 2008 as compared to year-end 2007, to finish at $790,690. This mild increase in assets was led by a continued excess liquidity position, causing increases of $14,874 in interest-yielding deposits in other financial institutions and $4,970 in cash and cash equivalents, from year-end 2007. This increase of interest-yielding deposit assets and cash balances were partly the result of lower loan balances, which decreased $13,977 from year-end 2007, and lower investment securities, which decreased $4,151 from year-end 2007, as well as growth in deposit liabilities from year-end 2007. Loan growth continues to be challenged by the various economic trends that have had a negative impact on consumer spending, including the troubled housing crisis as well as rising energy and food costs. A lower consumer demand for loans has caused decreases in the Company's entire loan portfolio from year-end 2007, which include commercial, consumer and real estate loan balances. Maturity runoff of U.S. Government sponsored entity securities led the decrease in the Company's investment securities. While the demand for loans decreased during the first half of 2008, the Company was able to benefit from growth in its total deposit liabilities of $19,172 from year-end 2007, to use as funding sources for potential earning asset growth during the remaining two quarters of 2008. Interest-bearing deposit liability growth was led by surges in the Company's public fund NOW accounts, up $26,501 from year-end 2007, and Market Watch product, up $24,840 from year-end 2007, partially offset by a decrease in time deposits of $40,348 from year-end 2007. Furthermore, the Company's noninterest-bearing demand deposits increased $7,234 from year-end 2007. The total deposits retained from year-end 2007 were partially used to fund the runoff in the Company's securities sold under agreements to repurchase ("repurchase agreements") and repayments of other borrowed funds, which decreased $5,081 and $7,235, respectively, from year-end 2007.

                                  Comparison of
                               Financial Condition
                     at June 30, 2008 and December 31, 2007

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2008 compared to December 31, 2007. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At June 30, 2008, cash and cash equivalents had increased $4,970, or 29.4%, to $21,864 as compared to $16,894 at December 31, 2007. The increased liquidity position of the Company at June 30, 2008 was the result of lower loan demand and investment security maturities combined with increases in both interest- and noninterest-bearing deposits. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Interest-Bearing Deposits in Other Financial Institutions

At June 30, 2008, the Company had a total of $15,507 invested as interest-bearing deposits in other financial institutions, an increase from only $633 at December 31, 2007. This increase is largely the result of the Company's excess liquidity position due to decreasing loan demand and growing excess deposit liabilities. Historically, the Company has typically invested its excess funds with various correspondent banks in the form of federal funds sold, a common strategy performed by most banks. Beginning in the second quarter of 2008, the Company utilized a new relationship with a deposit placement service provider known as CDARS, or the Certificate of Deposit Account Registry Service, to invest its excess funds. CDARS provides financial institutions with the means to invest its own funds through One-Way Sell transactions for various maturity terms. The rates offered for the terms selected by the Company, between 2.4 and 2.5% at a weighted average maturity of 4 weeks; compare favorably to federal funds rate offerings that are currently at 2.0%. The Company views this investment option as a margin-enhancing alternative when investing its excess funds and will continue to utilize this method when the need arises. Furthermore, CDARS balances are 100% secured by FDIC insurance as compared to federal funds sold balances which are unsecured.

Securities

During the first half of 2008, investment securities decreased $4,151 to finish at $89,893, a decrease of 4.4% as compared to year-end 2007. The Company's investment securities portfolio consists of mortgage-backed securities, U.S. Government sponsored entity ("GSE") securities and obligations of states and political subdivisions. GSE securities decreased $10,007, or 25.4%, as a result of several large maturities during both the first and second quarters of 2008.
In addition to attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio, GSE securities have also been used to satisfy pledging requirements for repurchase agreements. At June 30, 2008, the Company's repurchase agreements decreased 12.6%, reducing the need to secure these balances and impacted the runoff in GSE securities. This decrease was partially offset by increases in both mortgage-backed securities and obligations of states and political subdivisions, which were up $1,713, or 10.8%, and $4,143, or 10.7%, respectively, from year-end 2007. The Company continues to benefit from the advantages of mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $42,807, or 47.6% of total investments at June 30, 2008. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $4,320 from January 1, 2008 through June 30, 2008. For the remainder of 2008, the Company's focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. During the first six months of 2008, total loans were down $13,977, or 2.2%, from year-end 2007. Lower loan balances were mostly influenced by total commercial loans, which were down $10,040, or 4.0%, from year-end 2007. The Company's commercial loans comprise the largest portion of the Company's loan portfolio and include both commercial real estate and commercial and industrial loans. While commercial loan balances are down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial and industrial loan portfolio, down $7,525, or 13.7%, from year-end 2007, consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate, the Company's largest segment of commercial loans, decreased $2,515, or 1.3%, largely due to lower loan demand as well as commercial loan paydowns and payoffs. This segment of loans is mostly secured by commercial real estate and rental property. Commercial real estate consists mostly of loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (18.8% of portfolio), medical industry loans (13.6% of portfolio), land development loans (10.6% of portfolio), and hotel and motel loans (10.4% of portfolio). During the first half of 2008, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Franklin counties of Ohio, which accounted for 62.1% of total originations. The growing West Virginia markets also accounted for 31.1% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2008.

Also contributing to the loan portfolio decrease were consumer loans, which were down $2,906, or 2.3%, from year-end 2007. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer volume was mostly attributable to the automobile indirect lending segment, which decreased $2,064, or 7.1%, from year-end 2007. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors that have weakened the economy and consumer spending have caused a decline in automobile loan volume. As short-term rates have aggressively moved down since September 2007, continued competition with local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first half of 2008. In addition, the Company's all-terrain vehicle loans decreased $739, or 21.0%, from year-end 2007.

Generating residential real estate loans remains a key focus of the Company's lending efforts. The Company's residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first six months of 2008, total residential real estate loan balances decreased $1,954, or 0.8%, from year-end 2007 to total $248,529. The decrease was largely driven by a reduction in the Company's one-year adjustable-rate mortgage balances of $5,730, or 13.6%, from year-end 2007. During 2006 and 2007, consumer demand for fixed-rate real estate loans continued to increase due to the continuation of lower, more affordable, mortgage rates. As long-term interest rates continue to remain relatively stable in 2008, consumers continue to pay off and refinance their variable rate mortgages, although the volume of refinancings has begun to stabilize as compared to 2007 and 2006. This has resulted in lower one-year adjustable-rate mortgage balances at the end of 2008's first half period as compared to year-end 2007. Partially offsetting the decreases in variable rate real estate loan balances was an increase to the Company's five-year adjustable rate (2-step) product, with balances being up $3,927, or 60.1%, from year-end 2007. This product allows the consumer to secure a fixed initial interest rate for the first five years, with the loan adjusting to a variable interest rate for years 6-30. Real estate loan growth was also experienced in the Company's longer-termed, fixed-rate real estate loans, which were up $1,716, or 1.0%, from year-end 2007. Terms of these fixed-rate loans include 15-, 20- and 30-year periods. To help further satisfy demand for longer-termed, fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, and has sold $8,719 in loans during the first six months of 2008, which were up $6,009, or 221.7%, over the volume in the first six months of 2007. The remaining real estate loan portfolio balances decreased $1,867 primarily from the Company's residential construction loans.

The Company recognized an increase of $923 in other loans from year-end 2007. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in overdrafts of $645.

The Company continues to monitor the pace of its loan volume, as it has experienced a 2.2% drop-off within its total loan portfolio during the first half of 2008. The well-documented housing market crisis and rising energy costs have impacted consumer spending and has led to lower consumer demand for loans. Furthermore, the Company continues to view the consumer loan segment as a decreasing portfolio, due to higher loan costs, increased competition in automobile loans and a lower return on investment as compared to the other loan portfolios. As a result, the Company expects total loan growth in 2008 to be challenged, with volume to continue at a stable-to-declining pace throughout the rest of the year. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first six months of 2008, the Company's allowance for loan losses remained relatively stable, finishing at $6,571, as compared to $6,737 at year-end 2007. The level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, increased from $3,661 at year-end 2007 to $4,648 at June 30, 2008. Furthermore, the Company's nonperforming assets, which include real estate acquired through foreclosure and referred to as other real estate owned ("OREO"), also increased from $3,922 at year-end 2007 to $9,394 at June 30, 2008. During the first quarter, the Company experienced problems with one of its commercial borrowers that was unable to meet the debt requirements of its loans. During this time, the Company stopped recognizing interest income on the loans, reversed all interest that had been accrued and unpaid and classified the loans as nonperforming. At March 31, 2008, the ratio of nonperforming loans to total loans grew to 1.40% as a result of this classification. During the second quarter, continued analysis of these loans was performed, which included the reviews of updated appraisals that reflected a decline in market values due to deteriorating market conditions. This analysis, along with continued loan deterioration of this large commercial borrower, prompted management to charge down the loan by $750, including estimated costs to sell, to the estimated fair value of the collateral. Subsequently, the Company acquired these properties through foreclosure and transferred the loans to OREO. This shifted approximately $4,214 from nonperforming loans to nonperforming assets. As a result, the Company's ratio of nonperforming loans to total loans decreased to .75% at June 30, 2008, while the ratio of nonperforming assets to total assets increased from .50% at year-end 2007 to 1.19% at June 30, 2008.

During the first half of 2008, net charge-offs totaled $1,783, which were down $1,946 from the same period in 2007, in large part due to commercial charge-offs of specific allocations that were reflected in the allowance for loan losses from 2007. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first six months of 2008, total deposits were up $19,172, or 3.3%, from year-end 2007. The change in deposits came primarily from an increase in the Company's interest-bearing demand deposits, money market deposit and non-interest bearing deposit balances.

Interest-bearing NOW account balances increased $25,330, or 38.6%, during the first half of 2008 as compared to year-end 2007. This growth was largely driven by a $26,501 increase in public fund balances related to the local city and county school construction projects currently in process within Gallia County, Ohio.

Further deposit growth came from the Company's money market deposit balances, which were up $24,715, or 34.2%, during the first half of 2008 as compared to year-end 2007. This increase was from the Company's Market Watch money market account product, which generated $24,840 in new deposit balances from year-end 2007, mostly during the second quarter of 2008. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers. In the second quarter of 2008, the Company began marketing a special six-month introductory rate offer of 3.50% APY that would be for new Market Watch accounts. This special offer was well received by the Bank's customers and contributed to most of the year-to-date increase in 2008. As a result, Market Watch deposit balances increased $20,670, or 28.4%, during the second quarter of 2008.

The Company's interest-free funding source, noninterest bearing demand deposits, increased $7,234, or 9.2%, from year-end 2007. The increase in interest-free funds was primarily from the Company's business checking products, which were up $6,075, or 15.5%, from year-end 2007. Further enhancing growth in noninterest bearing demand deposits was an increase in the Company's free checking products, which were up $2,854, or 35.9%. This includes the Company's Easy Checking accounts, which feature no service charge or minimum balance requirements to the customer. The Easy Checking account, a transaction account with electronic features, increases the Company's core deposits, increases interchange fees and helps to lower processing costs.

Partially offsetting deposit growth were time deposits, decreasing $40,348, or 11.8%, from year-end 2007. Time deposits, particularly CD's, are the most significant source of funding for the Company's earning assets, making up 49.5% of total deposits. With loan balances on a declining pace, down 2.2% from year-end 2007, there has not been an aggressive need to deploy time deposits as a funding source. Yet, as market rates have aggressively lowered since September 2007, the Company has seen the cost of its retail CD balances begin to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates. This lagging effect has caused the Company's retail CD portfolio to become more of an attractive funding source to fund earning assets, producing an average cost of 4.46% during the first half of 2008 as compared to 4.83% during the same period in 2007. Wholesale fund deposits (i.e., brokered and network CD issuances) have not been as responsive to the decline in short-term market rates, producing an average cost of 4.81% during the first half of 2008 and 2007, well exceeding the price to fund asset growth with retail CD balances. As a result, management will continue to emphasize its core deposit funding and retail CD balances as a more affordable and cost effective source to subsidize earning asset growth as compared to wholesale deposits.

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

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $5,081, or 12.6%, from year-end 2007. This increase was mostly due to seasonal fluctuations of two commercial accounts in the first half of 2008.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first six months of 2008, other borrowed funds were down $7,235, or 10.8%, from year-end 2007. Management used the growth in deposit proceeds to repay FHLB borrowings during the first half 2008. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures and Trust Preferred Securities

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The Company used the proceeds from these trust preferred securities to pay off $8,500 in higher cost trust preferred security debt on March 26, 2007. The replacement of the higher cost trust preferred security debt was a strategy by management to lower interest rate pressures that were impacting interest expense and help improve the Company's net interest margin. The early extinguishment and replacement of this higher cost debt improved earnings by nearly $54 pre-tax ($35 after taxes) during the first half of 2008 as compared to the same period in 2007. For additional discussion on the terms and conditions of this new trust preferred security issuance, please refer to "Note 7 - Subordinated Debentures and Trust Preferred Securities" within Item 1, Notes to the Consolidated Financial Statements of this Form 10-Q.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at June 30, 2008 of $61,594 was up $83, or 0.1%, as compared to the balance of $61,511 on December 31, 2007. Contributing most to this increase was year-to-date net income of $3,696 partially offset by cash dividends paid of $1,543, or $.38 per share, year-to-date, and increased share repurchases. The Company had treasury stock totaling $14,817 at June 30, 2008, an increase of $1,374 as compared to the total at year-end 2007. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 15, 2008 and February 15, 2009. As of June 30, 2008, 40,353 shares had been repurchased pursuant to that authorization.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                          Ended June 30, 2008 and 2007

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended June 30, 2008 compared to the same periods in 2007. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the second quarter of 2008, net interest income increased $389, or 5.4%, as compared to the same quarter in 2007. Through the first six months of 2008, net interest income increased $993, or 7.0%, as compared to the same period in 2007. The increase in quarterly and year-to-date net interest income is primarily due to an expanding net interest margin caused by lower funding costs.

Total interest income decreased $867, or 6.3%, for the second quarter of 2008 and decreased $635, or 2.3%, during the first six months of 2008 as compared to the same periods in 2007. This drop in interest earnings was largely due to a decrease in the yields earned on average earning assets during both the quarterly and year-to-date periods of 2008 as compared to the same periods in 2007. The average yield on earning assets for the three months ended June 30, 2008 decreased 72 basis ponts to 6.98% as compared to the same period in 2007. The average yield on earning assets for the six months ended June 30, 2008 decreased 44 basis points to 7.23% as compared to the same period in 2007. Both negative effects reflect the decreases in short-term interest rates since September of 2007. Partially offsetting the assets yield decreases were positive contributions from growth in the Company's average earning assets, up $26,596, or 3.7%, during the second quarter of 2008 and up $24,075, or 3.3%, during the first half of 2008 as compared to the same periods in 2007. The growth in average earning assets was largely comprised of residential real estate loan and commercial real estate loan participations since June 2007. Further contributing to interest revenue was addional fee income from increased originations of the Company's refund anticipation loans ("RAL"). The Company's participation with a third party tax software provider has given us the opportunity to make RAL loans during the tax refund loan season, typically from January through March. RAL loans are short-term cash advances against a customer's anticipated income tax refund. Through the first half of 2008, the Company had recognized $265 in RAL fees as compared to $94 during the same period in 2007.

In relation to lower earning asset yields, the Company's total interest expense decreased $1,256, or 19.2%, for the second quarter of 2008 and decreased $1,628, or 12.5%, during the first six months of 2008 as compared to the same periods in 2007, as a result of lower interest-bearing liability costs. Since September 2007, the Federal Reserve has reduced the target Federal Funds rate 325 basis points. These actions have caused a corresponding downward shift in short-term interest rates, while longer-term rates have not decreased to the same extent. Although rates on loans reprice more rapidly than interest rates paid on deposits during a changing interest rate environment, the Bank had positioned its balance sheet so that there were more interest-bearing liabilites subject to reprice and, therefore, were more reactive to the aggressive changes in short-term interest rates than earning assets. The short-term rate decreases impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts. Interest rates on CD balances will continue to reprice at lower rates (as a lagging effect to the Federal Reserve action to drop the Federal Funds rate) which will continue to lower funding costs and improve the net interest margin. As a result of the decrease in rates from September 2007, the Bank's total weighted average funding costs have decreased 33 basis points from June 30, 2007 to June 30, 2008.

As a result of lower funding costs, the Company's net interest margin increased 8 basis points from 4.05% to 4.13% for the second quarter of 2008 and increased 13 basis points from 4.04% to 4.17% during the first six months of 2008 as compared to the same periods in 2007. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. However, as evidenced by the Federal Reserve's most recent actions of not changing interest rates, with the last change made on April 30, 2008 which saw the target Federal Funds rate drop by "only" 25 basis points as compared to much larger increments in previous periods, management believes that market rates are beginning to approach their "target" zone of economic stability. There can be no assurance of additional future rate cuts as changes in market interest rates are dependent upon a variety of factors that are beyond the Company's control. With market rates seemingly beginning to stabilize from the aggressive rate cuts over the past seven months, management believes that there will continue to be opportunities for net interest margin improvement during the rest of 2008, with the Company's retail CD portfolio poised to mature and reprice at the lower market rates. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Credit risk is inherent in the business of originating loans. The Company sets aside an allowance for loan losses through charges to income, which are reflected in the consolidated statement of income as the provision for loan losses. This provision charge is recorded to achieve an allowance for loan losses that is adequate to absorb losses probable and incurred in the Company's loan portfolio. Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. Provision expense increased $300, or 48.7%, for the three months ended June 30, 2008, and increased $615, or 61.4%, for the first six months of 2008 as compared to the same periods in 2007. The increase in provision expense was impacted by a $750 charge-off taken on a loan relationship with a large commercial borrower during the second quarter of 2008. Management deemed this action as appropriate to account for the credit deterioration that was evident from updated appraisal reviews. The properties have since been acquired by the Company through foreclosure. Management will seek to sell or liquidate the OREO properties.

While provision expense increased both 48.7% and 61.4% during the three-month and six-month periods ended June 30, 2008 as compared to the same periods in 2007, the Company's net charge-offs were down by $1,946, or 52.2%, during the first half of 2008 as compared to the same period in 2007. This inconsistent relationship between rising provision expense and lower net charge-offs was primarily from a timing difference that is a direct result of the Company's significant commercial loan allocations that were made to the allowance for loan losses during the fourth quarter of 2006. At that time, a specific allocation for loan losses was made on behalf of a commercial loan that was determined to be impaired, which required a corresponding increase to provision for loan losses in 2006. During the first and second quarters of 2007, charge-offs were recorded on the specific allocation established for the impaired loan of 2006, effectively causing the majority of the $3,363 in commercial loan charge-offs at June 30, 2007.

Management believes that the allowance for loan losses is adequate at June 30, 2008 and reflective of probable losses in the portfolio. The allowance for loan losses was 1.05% of total loans at June 30, 2008, down slightly from the allowance level as a percentage of total loans of 1.06% at December 31, 2007. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended June 30, 2008 was $1,587, an increase of $221, or 16.2%, over the same period in 2007. Noninterest income for the six months ended June 30, 2008 was $3,171, an increase of $412, or 14.9%, over the same period in 2007. These results were impacted mostly by service charges on deposit accounts, as well as seasonal tax refund processing fees and debit card interchange fees that are classified as other noninterest income. The Bank's service charge fees on deposit accounts increased in large part due to a higher volume of overdraft balances, contributing to an increase in non-sufficient fund fees of $47, or 7.6%, during the second quarter of 2008 and $109, or 9.6%, during the first half of 2008, as compared to the same periods in 2007.

Also contributing to noninterest revenue growth were earnings from bank owned life insurance ("BOLI"). Income earned on life insurance contracts from the Company's supplemental retirement program was up $39, or 24.1%, during the second quarter of 2008 and $34, or 9.9%, during the first half of 2008 as compared to the same periods in 2007. BOLI activity was impacted by additional investments in life insurance contracts purchased during the second quarter of 2008 and a higher earnings rate tied to such policies. The Company's average investment balance in BOLI through June 30, 2008 was $16,580, an increase of $406, or 2.5%, as compared to the same period in 2007.

To help manage consumer demand for longer-termed, fixed-rate real estate mortgages, the Company has taken additional opportunities to sell some real estate loans to the secondary market. Through June 30, 2008, the Company has sold 78 loans totaling $8,719 to the secondary market as compared to 25 loans totaling $2,710 during the same period in 2007. This has contributed to growth in income on sale of loans, which was up $25, or 125.0%, during the second quarter of 2008 and $31, or 52.5%, during the first half of 2008 as compared to the same periods in 2007.

Growth in noninterest income also came from a decrease in the loss on sale of OREO. The higher OREO losses experienced in 2007's second quarter and year-to-date periods were largely the result of losses incurred on the sale of one large commercial property during that time.

Also contributing to noninterest revenue growth were activities from other noninterest income sources. As mentioned previously, the Company began its participation in a new tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider. The Company is one of a limited number of financial institutions throughout the U.S. that facilitates tax refunds through its relationship with this tax software provider. During the second quarter of 2008, the Company's tax refund processing fees increased by $48, or 101.7%, and increased $160, or 146.3%, during the first half of 2008 over the same periods in 2007. Further enhancing growth in other noninterest income was debit card interchange income, increasing $30, or 21.8%, during the second quarter of 2008 and $48, or 18.0%, during the first half of 2008 as compared to the same periods in 2007. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago. The Company's customers used their Jeanie(R) Plus debit cards to complete 640,607 transactions during the first six months of 2008, up 11.9% from the 572,232 transactions during the same period in 2007, derived mostly from gasoline and restaurant purchases.

The total of all remaining noninterest income categories remained relatively unchanged from the prior quarterly and year-to-date periods. The total growth in noninterest income demonstrates management's desire to leverage technology to enhance efficiency and diversify the Company's revenue sources.

Noninterest Expense

Noninterest expense during the second quarter of 2008 was up $329, or 6.0%, and up $560, or 5.1%, during the first half of 2008 as compared to the same periods in 2007. Contributing to the growth in overhead expense were salaries and employee benefits, the Company's largest noninterest expense item, which increased $222, or 7.0%, for the second quarter of 2008 and $418, or 6.5%, during the first half of 2008 as compared to the same periods in 2007. The increases were largely due to higher accrued incentive costs, increased health insurance benefit expenses and a higher full-time equivalent ("FTE") employee base. The Company's FTE employees increased at June 30, 2008 to 263 employees on staff as compared to 256 employees at June 30, 2008.

Also increasing were data processing expenses, which were up $55, or 26.1%, during the second quarter of 2008 and $126, or 31.1%, during the first six months of 2008 as compared to the same periods in 2007. This was in large part due to the continued higher monthly costs incurred on the Bank's implementation of new technology to better serve the convenience of its consumer base, which include ATM, debit and credit cards, as well as various online banking products, including net teller and bill pay.

Also contributing to noninterest expense growth were activities from other noninterest expense sources led by increases in the Company's marketing costs, which were up $35, or 23.5%, during the second quarter of 2008 and $85, or 30.4%, during the first half of 2008 as compared to the same periods in 2007. Marketing costs include advertising, donations and public relations activities. Various inflationary increases in other noninterest expenses also included supplies, forms, postage, telephone and other miscellaneous expenses during the quarterly and year-to-date periods presented. Partially offsetting these increases within other noninterest expense was a decrease in the Company's foreclosure expenses, which were down $82, or 75.5%, during the second quarter of 2008 and $216, or 103.6%, during the first half of 2008 as compared to the same periods in 2007. Management anticipates current year foreclosure costs to be below the costs incurred from 2007 due to the larger than normal volume of foreclosure costs that were incurred during 2007. These large loan and collection expenses from last year were the result of having to resolve nonperforming credits and improve asset quality during this time.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The emphasis management has placed on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue has contributed to an improving efficiency ratio, finishing at 62.88% for the three months ended June 30, 2008 and 62.13% during the six months ended June 30, 2008 as compared to 63.53% and 64.01% for the same periods in 2007.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios              Regulatory
                                    6/30/08            12/31/07         Minimum
                                    -------            --------       ----------

Tier 1 risk-based capital            12.1%               12.0%            4.00%

Total risk-based capital ratio       13.2%               13.1%            8.00%

Leverage ratio                        9.3%                9.5%            4.00%

Cash dividends paid of $1,543 for the first six months of 2008 represent a 5.3% increase over the cash dividends paid during the same period in 2007. The quarterly dividend rate increased from $0.18 per share in 2007 to $0.19 per share in 2008. The dividend rate has increased in proportion to the consistent growth in retained earnings. At June 30, 2008, approximately 82% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $110,964 represented 14.0% of total assets at June 30, 2008. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2008, the Bank could borrow an additional $72,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

The second component (general allowance) is based upon total loan portfolio balances minus loan balances already reviewed (specific allocation). The Large Loan Review Committee evaluates credit analysis reports that provide management with a "snapshot" of information on borrowers with larger-balance loans (aggregate balances of $1,000 or greater), including loan grades, collateral values, and other factors. A list is prepared and updated quarterly that allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) are not specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses. This risk factor reflects a three-year performance evaluation of credit losses per loan portfolio. The risk factor is achieved by taking the average net charge-off per loan portfolio for the last 36 consecutive months and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's Asset/Liability Committee monitors and manages IRR within Board approved policy limits. The current IRR policy limits anticipated changes in net interest income to an instantaneous increase or decrease in market interest rates over a 12 month horizon to +/- 5% for a 100 basis point rate shock, +/- 7.5% for a 200 basis point rate shock and +/- 10% for a 300 basis point rate shock.

The following table presents the Company's estimated net interest income sensitivity:

                                                       June 30, 2008                        December 31, 2007
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       ------------------------                    --------------------                   --------------------
                 +300                                     (1.63%)                               (8.23%)
                 +200                                     (0.99%)                               (5.09%)
                 +100                                     (0.51%)                               (2.47%)
                 -100                                      0.79%                                 2.48%
                 -200                                      2.13%                                 5.01%
                 -300                                      3.42%                                 7.86%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board. At June 30, 2008, the Company's analysis of net interest income reflects a liability sensitive position. Based on current assumptions, an instantaneous decrease in interest rates would positively impact net interest income primarily due to the duration of earning assets exceeding the duration of interest-bearing liabilities. As compared to December 31, 2007, the Company's interest rate risk profile has become less liability sensitive primarily due to the influx of liquidity and to the extension of maturity terms offered on new time deposits. Since September 2007, the Federal Reserve has reduced short-term interest rates 325 basis points and the Company's net interest margin has responded positively to the decline in market rates.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              (a)    Not Applicable.

              (b)    Not Applicable.

              (c) The following table provides information regarding Ohio Valley's repurchases of its common shares during the fiscal quarter ended June 30, 2008:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
         Period               Purchased       Common Share         Plans or Pograms            Programs
-----------------------     --------------- ------------------- ------------------------ ----------------------
April 1 - 30, 2008               9,000           $25.05                 9,000                   157,155
May 1 - 31, 2008                21,508           $25.00                21,508                   135,647
June 1 - 30, 2008                1,000           $25.00                 1,000                   134,647
                            --------------- ------------------- ------------------------ ----------------------
TOTAL                           31,508           $25.02                31,508                   134,647
                            =============== =================== ======================== ======================

(1) On January 15, 2008, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2008 and February 15, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 7, 2008 for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Three directors, Harold A. Howe, Brent A. Saunders and David W. Thomas were nominated for reelection and were reelected. Of the 4,051,017 shares outstanding, a summary of the 3,311,034 shares voted is as follows:
                                                         Broker
Director Candidate           For         Withheld       Non-Votes

Harold A. Howe            3,282,458       28,576          ----
Brent A. Saunders         3,232,193       78,841          ----
David W. Thomas           3,292,182       18,852          ----

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



                                       OHIO VALLEY BANC CORP.


Date:  August 8, 2008            By:  /s/  Jeffrey E. Smith
                                      ----------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  August 8, 2008            By:  /s/  Scott W. Shockey
                                      ---------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

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