Form 10-Q
period 2008-09-30
OHIO VALLEY BANC CORP
filed 2008-11-07
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2008

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

The number of common shares of the registrant outstanding as of November 7, 2008 was 3,982,009.

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

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity................................................5

           Condensed Consolidated Statements of Cash Flows.....................6

           Notes to the Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........26

  Item 4.  Controls and Procedures............................................27

PART II - OTHER INFORMATION...................................................27

  Item 1.   Legal Proceedings.................................................27

  Item 1A.  Risk Factors......................................................27

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......29

  Item 3.   Defaults Upon Senior Securities...................................29

  Item 4.   Submission of Matters to a Vote of Security Holders...............29

  Item 5.   Other Information.................................................29

  Item 6.   Exhibits and Reports on Form 8-K..................................29

SIGNATURES....................................................................30

EXHIBIT INDEX.................................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                          September 30,                December 31,
                                                                              2008                        2007
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $        20,098             $        15,584
Federal funds sold                                                                  614                       1,310
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                             20,712                      16,894
Interest-bearing deposits in other financial institutions                         8,026                         633
Securities available-for-sale                                                    70,233                      78,063
Securities held-to-maturity
   (estimated fair value: 2008 - $17,495; 2007 - $15,764)                        17,608                      15,981
Federal Home Loan Bank stock                                                      6,280                       6,036
Total loans                                                                     619,993                     637,103
    Less: Allowance for loan losses                                              (6,797)                     (6,737)
                                                                        -----------------           -----------------
     Net loans                                                                  613,196                     630,366
Premises and equipment, net                                                       9,950                       9,871
Accrued income receivable                                                         3,326                       3,254
Goodwill                                                                          1,267                       1,267
Bank owned life insurance                                                        17,219                      16,339
Other assets                                                                      8,748                       4,714
                                                                        -----------------           -----------------
          Total assets                                                  $       776,565             $       783,418
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $        77,226             $        78,589
Interest-bearing deposits                                                       516,773                     510,437
                                                                        -----------------           -----------------
     Total deposits                                                             593,999                     589,026
Securities sold under agreements to repurchase                                   34,534                      40,390
Other borrowed funds                                                             59,760                      67,002
Subordinated debentures                                                          13,500                      13,500
Accrued liabilities                                                              12,949                      11,989
                                                                        -----------------           -----------------
          Total liabilities                                                     714,742                     721,907

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares
   authorized; 2008 - 4,641,748 shares issued;
   2007 - 4,641,747 shares issued)                                                4,642                       4,642
Additional paid-in capital                                                       32,665                      32,664
Retained earnings                                                                39,962                      37,763
Accumulated other comprehensive income (loss)                                       267                        (115)
Treasury stock, at cost (2008 - 659,739 shares;
   2007 - 567,403 shares)                                                       (15,713)                    (13,443)
                                                                        -----------------           -----------------
         Total shareholders' equity                                              61,823                      61,511
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $       776,565             $       783,418
                                                                        =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                             Three months ended                     Nine months ended
                                                                September 30,                          September 30,
                                                           2008               2007                2008               2007
                                                      ---------------   ----------------    ---------------    ---------------
Interest and dividend income:
     Loans, including fees                            $      11,580     $       12,731      $       35,965     $       37,877
     Securities
         Taxable                                                771                766               2,350              2,272
         Tax exempt                                             131                145                 407                405
     Dividends                                                   84                 99                 245                292
     Other Interest                                              91                 43                 277                160
                                                      ---------------    ----------------    ---------------    ---------------
                                                             12,657             13,784              39,244             41,006

Interest expense:
     Deposits                                                 3,914              5,386              13,070             15,943
     Securities sold under agreements to repurchase             109                307                 346                787
     Other borrowed funds                                       637                814               2,057              2,164
     Subordinated debentures                                    273                272                 817                870
                                                      ---------------    ----------------    ---------------    ---------------
                                                              4,933              6,779              16,290             19,764
                                                      ---------------    ----------------    ---------------    ---------------
Net interest income                                           7,724              7,005              22,954             21,242
Provision for loan losses                                       693                332               2,310              1,334
                                                      ---------------    ----------------    ---------------    ---------------
     Net interest income after provision for loan             7,031              6,673              20,644             19,908
     losses

Noninterest income:
     Service charges on deposit accounts                        833                776               2,323              2,192
     Trust fees                                                  59                 58                 184                172
     Income from bank owned life insurance                      200                173                 576                515
     Gain on sale of loans                                       20                 23                 110                 82
     Gain (loss) on sale of other real estate owned               7               ----                 (31)               (85)
     Other                                                      455                526               1,583              1,439
                                                      ---------------    ----------------    ---------------    ---------------
                                                              1,574              1,556               4,745              4,315
Noninterest expense:
     Salaries and employee benefits                           3,609              3,247              10,428              9,648
     Occupancy                                                  404                378               1,172              1,099
     Furniture and equipment                                    260                276                 752                810
     Data processing                                            176                221                 707                626
     Other                                                    1,538              1,470               4,495              4,416
                                                      ---------------    ----------------    ---------------    ---------------
                                                              5,987              5,592              17,554             16,599
                                                      ---------------    ----------------    ---------------    ---------------

Income before income taxes                                    2,618              2,637               7,835              7,624
Provision for income taxes                                      733                804               2,254              2,330
                                                      ---------------    ----------------    ---------------    ---------------

NET INCOME                                            $       1,885      $       1,833       $       5,581      $       5,294
                                                      ===============    ================    ===============    ===============

Earnings per share                                    $         .47      $         .45       $        1.38      $        1.28
                                                      ===============    ================    ===============    ===============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
             (dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                  Three months ended                   Nine months ended
                                                                     September 30,                        September 30,
                                                               2008               2007              2008              2007
                                                           -------------      -------------      ------------      ------------
Balance at beginning of period                             $    61,594        $    60,544        $    61,511       $    60,282

Comprehensive income:
     Net income                                                  1,885              1,833              5,581             5,294
     Change in unrealized income/loss
        on available-for-sale securities                          ----                623                580               537
     Income tax effect                                            ----               (212)              (197)             (183)
                                                           -------------      -------------      ------------      ------------
         Total comprehensive income                              1,885              2,244              5,964             5,648

Proceeds from issuance of common
     stock through dividend reinvestment plan                     ----               ----               ----               347

Cash dividends                                                    (761)              (738)            (2,304)           (2,203)

Shares acquired for treasury                                      (895)            (1,031)            (2,269)           (3,055)

Cumulative-effect adjustment in adopting EITF No. 06-04           ----               ----             (1,079)             ----
                                                           -------------      -------------      ------------      ------------

Balance at end of period                                   $    61,823        $    61,019        $    61,823       $    61,019
                                                           =============      =============      ============      ============

Cash dividends per share                                   $      0.19        $      0.18        $      0.57       $      0.53
                                                           =============      =============      ============      ============

Shares from common stock issued
     through dividend reinvestment plan                           ----                  1                  1            13,384
                                                           =============      =============      ============      ============

Shares acquired for treasury                                    37,500             40,969             92,336           120,978
                                                           =============      =============      ============      ============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                             (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                      Nine months ended
                                                                                        September 30,
                                                                             2008                          2007
                                                                        ---------------               ---------------
Net cash provided by operating activities:                                $    7,862                    $    10,133

Investing activities:
     Proceeds from maturities of securities available-for-sale                18,418                          5,236
     Purchases of securities available-for-sale                              (10,060)                        (4,009)
     Proceeds from maturities of securities held-to-maturity                   1,427                            234
     Purchases of securities held-to-maturity                                 (3,060)                        (2,828)
     Change in interest-bearing deposits in other financial institutions      (7,393)                          (112)
     Net change in loans                                                       9,956                         (8,103)
     Proceeds from sale of other real estate owned                               552                          1,394
     Purchases of premises and equipment                                        (759)                          (861)
     Purchases of bank owned life insurance                                     (427)                          ----
                                                                        ---------------               ---------------
         Net cash provided by (used in) investing activities                   8,654                         (9,049)

Financing activities:
     Change in deposits                                                        4,973                          2,154
     Cash dividends                                                           (2,304)                        (2,203)
     Proceeds from issuance of common stock
       through dividend reinvestment plan                                       ----                            347
     Purchases of treasury stock                                              (2,269)                        (3,055)
     Change in securities sold under agreements to repurchase                 (5,856)                        11,612
     Proceeds from Federal Home Loan Bank borrowings                          13,000                         15,000
     Repayment of Federal Home Loan Bank borrowings                          (16,012)                       (10,047)
     Change in other short-term borrowings                                    (4,230)                        (7,101)
     Proceeds from subordinated debentures                                      ----                          8,500
     Repayment of subordinated debentures                                       ----                         (8,500)
                                                                        ---------------               ---------------
         Net cash provided by (used in) financing activities                 (12,698)                         6,707
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                            3,818                          7,791
Cash and cash equivalents at beginning of period                              16,894                         20,765
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $     20,712                    $    28,556
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $     18,527                    $    19,490
     Cash paid for income taxes                                                2,115                            373
     Non-cash transfers from loans to other real estate owned                  4,905                          1,632

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2008, and its results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2008. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2007 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 3,998,509 and 4,101,908 for the three months ended September 30, 2008 and 2007, respectively. Weighted average common shares outstanding were 4,030,542 and 4,149,040 for the nine months ended September 30, 2008 and 2007, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

ADOPTION OF NEW ACCOUNTING STANDARDS: In September 2006, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 on January 1, 2008. There was no material impact on the September 30, 2008 consolidated financial statements of the Company as a result of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company has not elected the fair value option for any financial assets or financial liabilities.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The following is a description of the Company's valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities Available-For-Sale: Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements using pricing models that vary based on asset class and include available trade, bid and other market information. Fair value of securities available-for-sale may also be determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities.

Impaired  Loans:  Some  impaired  loans are  reported  at the fair  value of the
underlying  collateral  adjusted  for  selling  costs.   Collateral  values  are
estimated using Level 2 inputs based on third party appraisals.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                        Fair Value Measurements at September 30, 2008, Using
                                    ------------------------------------------------------------
                                      Quoted Prices in          Significant
                                       Active Markets              Other           Significant
                                       for Identical             Observable        Unobservable
                                           Assets                  Inputs             Inputs
                                         (Level 1)                (Level 2)          (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Securities Available-For-Sale               ----                 $ 70,233              ----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

                                        Fair Value Measurements at September 30, 2008, Using
                                     ------------------------------------------------------------
                                       Quoted Prices in          Significant
                                        Active Markets              Other           Significant
                                        for Identical             Observable        Unobservable
                                            Assets                  Inputs             Inputs
                                          (Level 1)                (Level 2)          (Level 3)
                                     -------------------      -----------------    --------------
Assets:

Impaired Loans                              ----                 $ 1,046               ----

The portion of the impaired loan balance for which a specific allowance for credit losses was allocated totaled $2,164. The valuation allowance for these loans was $1,118 at September 30, 2008.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                       September 30, 2008      December 31, 2007
                                       ------------------     ------------------

         Residential real estate           $  249,362             $  250,483
         Commercial real estate               191,935                196,523
         Commercial and industrial             43,961                 55,090
         Consumer                             127,011                127,832
         All other                              7,724                  7,175
                                       ------------------     ------------------
                                           $  619,993             $  637,103
                                       ==================     ==================

At September 30, 2008 and December 31, 2007, loans on nonaccrual status were approximately $3,441 and $2,734, respectively. Loans past due more than 90 days and still accruing at September 30, 2008 and December 31, 2007 were $893 and $927, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the nine-month periods ended September 30:

                                                                          2008                   2007
                                                                     -----------           -------------
Balance - January 1,                                                   $ 6,737                  $ 9,412
Loans charged off:
     Commercial (1)                                                      1,101                    3,378
     Residential real estate                                               160                      432
     Consumer                                                            1,703                    1,202
                                                                     -----------           -------------
         Total loans charged off                                         2,964                    5,012
Recoveries of loans:
     Commercial (1)                                                         94                      210
     Residential real estate                                                57                      168
     Consumer                                                              563                      615
                                                                     -----------           -------------
         Total recoveries of loans                                         714                      993
                                                                     -----------           -------------
Net loan charge-offs                                                    (2,250)                  (4,019)

Provision charged to operations                                          2,310                    1,334
                                                                     -----------           -------------
Balance -  September 30,                                               $ 6,797                  $ 6,727
                                                                     ===========           =============

(1) Includes commercial and industrial and commercial real estate loans.

Information regarding impaired loans is as follows:

                                                                   September 30,         December 31,
                                                                       2008                  2007
                                                                  ---------------      -----------------
     Balance of impaired loans                                    $     5,543          $     6,871

     Less portion for which no specific
         allowance is allocated                                         3,379                2,568
                                                                  ---------------      -----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $     2,164          $     4,303
                                                                  ===============      =================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     1,118          $     1,312
                                                                  ===============      =================

     Average investment in impaired loans year-to-date            $     6,492          $     6,918
                                                                  ===============      =================

Interest recognized on impaired loans was $292 and $204 for the nine-month periods ended September 30, 2008 and 2007, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 5 -  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
          WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.74% of total loans were unsecured at September 30, 2008 as compared to 4.39% at December 31, 2007.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At September 30, 2008, the contract amounts of these instruments totaled approximately $76,906, compared to $82,125 at December 31, 2007. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2008 and December 31, 2007 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, promissory notes and Federal Reserve Bank ("FRB") Notes.

                                             FHLB                 Promissory             FRB
                                          Borrowings                Notes               Notes             Totals
                                      --------------------     -----------------    ---------------   ----------------
September 30, 2008............        $      48,166            $        6,094       $     5,500       $      59,760
December 31, 2007.............        $      55,779            $        5,723       $     5,500       $      67,002

Pursuant to collateral agreements with the FHLB, advances are secured by $226,524 in qualifying mortgage loans and $6,280 in FHLB stock at September 30, 2008. Fixed rate FHLB advances of $48,166 mature through 2033 and have interest rates ranging from 2.13% to 6.62%. There were no variable rate FHLB borrowings at September 30, 2008.

At September 30, 2008, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $60,000 available on this line of credit at September 30, 2008.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $167,796 at September 30, 2008.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 3.00% to 5.25% and are due at various dates through a final maturity date of November 12, 2010. A total of $4,021 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. The interest rate for the Company's FRB notes was 1.30% at September 30, 2008 and 4.00% at December 31, 2007. Various investment securities from the Bank used to collateralize the FRB notes totaled $5,820 at September 30, 2008 and $5,945 at December 31, 2007.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $56,250 at September 30, 2008 and $34,950 at December 31, 2007.

Scheduled principal payments over the next five years:

                                           FHLB                 Promissory             FRB
                                        Borrowings                Notes               Notes               Totals
                                    -------------------      -----------------    ---------------    -----------------
Year Ended 2008                     $          2             $       2,926        $     5,500        $       8,428
Year Ended 2009                           16,005                     2,168               ----               18,173
Year Ended 2010                           26,005                     1,000               ----               27,005
Year Ended 2011                            6,006                      ----               ----                6,006
Year Ended 2012                                6                      ----               ----                    6
Thereafter                                   142                      ----               ----                  142
                                    -------------------      -----------------    ---------------    -----------------
                                    $     48,166             $       6,094        $     5,500        $      59,760
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

For the three months ended September 30, 2008, net income increased by $52, or 2.8%, compared to the same quarterly period in 2007, to finish at $1,885. Earnings per share for the third quarter of 2008 increased $.02, or 4.4%, compared to the same quarterly period in 2007, to finish at $.47 per share. For the nine months ended September 30, 2008, net income increased by $287, or 5.4%, compared to the same period in 2007, to finish at $5,581. Earnings per share for the first nine months of 2008 finished at

$1.38, up $.10, or 7.8%, over the same period in 2007. Earnings per share growth for both the quarterly and year-to-date periods ending September 30, 2008 continues to exceed the nominal dollar net income growth pace due to the Company's stock repurchase program, with increases in treasury stock repurchases
lowering  the  weighted  average  number  of  common  shares  outstanding.   The
annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both increased to ..95% and 12.20% during the first nine months of 2008, as compared to .92% and 11.72%, respectively, for the same period in 2007. The Company's growth in earnings during the first nine months of 2008 was accomplished primarily by: 1) net interest margin expansion as a result of the lower short-term interest rate environment initiated by the Federal Reserve Bank, which led to lower interest expense and an 8.1% year-to-date improvement in net interest income; and 2) noninterest income improvement of 10.0% over 2007's first nine months due to the increased transaction volume related to the Company's service charges on deposit accounts and seaonal tax clearing services performed in the first quarter of 2008.

The consolidated total assets of the Company decreased $6,853, or 0.9%, during the first nine months of 2008 as compared to year-end 2007, to finish at
$776,565. This drop in assets was led by a decrease in the Company's loan balances, which decreased $17,110 from year-end 2007, and lower investment securities, which decreased $6,203 from year-end 2007. Loan growth continues to be challenged by the various economic trends that have had a negative impact on consumer spending, including the troubled housing crisis as well as rising energy and food costs. A lower consumer demand for loans has caused decreases in the Company's entire loan portfolio from year-end 2007, which include commercial, consumer and real estate loan balances. Maturity runoff of U.S. Government sponsored entity securities led the decrease in the Company's investment securities. The loan and investment security decreases contributed to an excess liquidity position, causing increases of $7,393 in interest-yielding deposits in other financial institutions and $3,818 in cash and cash equivalents, from year-end 2007. While the demand for loans decreased during the first nine months of 2008, the Company was able to benefit from growth in its total deposit liabilities of $4,973 from year-end 2007, to use as funding sources for potential earning asset growth during the remaining quarter of 2008. Interest-bearing deposit liability growth was led by surges in the Company's public fund NOW accounts, up $36,555 from year-end 2007, and Market Watch product, up $25,832 from year-end 2007, partially offset by a decrease in time deposits of $56,527 from year-end 2007. Furthermore, the Company's noninterest-bearing demand deposits decreased $1,363 from year-end 2007. The total deposits retained from year-end 2007 were partially used to fund the runoff in the Company's securities sold under agreements to repurchase ("repurchase agreements") and repayments of other borrowed funds, which decreased $5,856 and $7,242, respectively, from year-end 2007.

                                  Comparison of
                               Financial Condition
                   at September 30, 2008 and December 31, 2007

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2008 compared to December 31, 2007. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At September 30, 2008, cash and cash equivalents had increased $3,818, or 22.6%, to $20,712 as compared to $16,894 at December 31, 2007. The increased liquidity position of the Company at September 30, 2008 was the result of lower loan demand and investment security maturities combined with an increase in interest-bearing deposits. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Interest-Bearing Deposits in Other Financial Institutions

At September 30, 2008, the Company had a total of $8,026 invested as interest-bearing deposits in other financial institutions, an increase from only $633 at December 31, 2007. This increase is largely the result of the Company's excess liquidity position due to decreasing loan demand and excess deposit liabilities. Historically, the Company has typically invested its excess funds with various correspondent banks in the form of federal funds sold, a common strategy performed by most banks. Beginning in the second quarter of 2008, the Company utilized a new relationship with a deposit placement service provider known as CDARS, or the Certificate of Deposit Account Registry Service, to invest its excess funds. CDARS provides financial institutions with the means to invest its own funds through One-Way Sell transactions for various maturity terms. The rates offered for the terms selected by the Company, between 2.4 and 2.8% at a weighted average maturity of 7 weeks compare favorably to federal funds rate offerings that were 2.0% at September 30, 2008, and have since been lowered to 1.0%. The Company views this investment option as a margin-enhancing alternative when investing its excess funds and will continue to utilize this method when the need arises. Furthermore, CDARS balances are 100% secured by Federal Deposit Insurance Corporation ("FDIC") insurance as compared to federal funds sold balances which were considered unsecured as of this report's measurement date of September 30, 2008. Since then, as part of the FDIC's "Liquidity Guarantee Program" announced on October 14, 2008, federal funds sold balances (or inter-banking funding) will now be 100% guaranteed by the FDIC. The ability of the Company to issue these guaranteed federal funds sold balances will expire on June 30, 2009.

Securities

During the first nine months of 2008, investment securities decreased $6,203 to finish at $87,841, a decrease of 6.6% as compared to year-end 2007. The Company's investment securities portfolio consists of mortgage-backed securities, U.S. Government sponsored entity ("GSE") securities and obligations of states and political subdivisions. GSE securities decreased $9,976, or 25.3%, as a result of several large maturities during both the first and second quarters of 2008. In addition to attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio, GSE securities have also been used to satisfy pledging requirements for repurchase agreements. At September 30, 2008, the Company's repurchase agreements decreased 14.5%, reducing the need to secure these balances and impacting the runoff in GSE securities. This decrease was partially offset by increases in both mortgage-backed securities and obligations of states and political subdivisions, which were up $2,141, or 5.5%, and $1,632, or 10.2%, respectively, from year-end 2007. The Company continues to benefit from the advantages of mortgage-backed securities, which make up the largest portion of the Company's investment portfolio, totaling $40,805, or 46.5% of total investments at September 30, 2008. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Principal repayments from mortgage-backed securities totaled $6,257 from January 1, 2008 through September 30, 2008. For the remainder of 2008, the Company's focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. During the first nine months of 2008, total loans were down $17,110, or 2.7%, from year-end 2007. Lower loan balances were mostly influenced by total commercial loans, which were down $15,717, or 6.2%, from year-end 2007. The Company's commercial loans include both commercial real estate and commercial and industrial loans. While commercial loan balances are down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial and industrial loan portfolio, down $11,129, or 20.2%, from year-end 2007, consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate, the Company's largest segment of commercial loans, decreased $4,588, or 2.3%, largely due to lower loan demand as well as commercial loan paydowns and payoffs. This segment of loans is mostly secured by commercial real estate and rental property. Commercial real estate consists of loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. The commercial loan portfolio, including participation loans, consists primarily of rental property loans
(19.8% of portfolio), medical industry loans (14.4% of portfolio), land development loans (10.8% of portfolio), and hotel and motel loans (10.5% of portfolio). During the first nine months of 2008, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Franklin counties of Ohio, which accounted for 62.5% of total originations. The growing West Virginia markets also accounted for 27.2% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2008.

Generating residential real estate loans remains a key focus of the Company's lending efforts. Residential real estate loan balances comprise the largest portion of the Company's loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first nine months of 2008, total residential real estate loan balances decreased $1,121, or 0.4%, from year-end 2007 to total $249,362. The decrease was largely driven by a reduction in the Company's one-year adjustable-rate mortgage balances of $8,007, or 19.0%, from year-end 2007. During 2006 and 2007, consumer demand for fixed-rate real estate loans continued to increase due to the continuation of lower, more affordable, mortgage rates. As long-term interest rates continue to remain relatively stable in 2008, consumers continue to pay off and refinance their variable rate mortgages, although the volume of refinancings continues to stabilize as compared to 2007 and 2006. This has resulted in lower one-year adjustable-rate mortgage balances at the end of 2008's nine-month period as compared to year-end 2007. Partially offsetting the decreases in variable rate real estate loan balances was an increase to the Company's five-year adjustable rate (2-step) product, with balances being up $6,219, or 95.2%, from year-end 2007. This product allows the consumer to secure a fixed initial interest rate for the first five years, with the loan adjusting to a variable interest rate for years 6-30. Real estate loan growth was also experienced in the Company's longer-termed, fixed-rate real estate loans, which were up $2,202, or 1.2%, from year-end 2007. Terms of these fixed-rate loans include 15-, 20- and 30-year periods. To help further satisfy demand for longer-termed, fixed-rate real estate loans, the Company continues to originate and sell some fixed-rate mortgages to the secondary market, and has sold $10,480 in loans during the first nine months of 2008, which were up $7,158, or 215.4%, over the volume sold during the first nine months of 2007. The remaining real estate loan portfolio balances decreased $1,335 primarily from the Company's residential construction loans.

Also contributing to the loan portfolio decrease were consumer loans, which were down $821, or 0.6%, from year-end 2007. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer volume was mostly attributable to the automobile indirect lending segment, which decreased $2,083, or 7.2%, from year-end 2007. While the automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, management's emphasis on profitable loan growth with higher returns has contributed most to the reduction in loan volume within this area. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Furthermore, economic factors that have weakened the economy and consumer spending have caused a decline in automobile loan volume. As short-term rates have aggressively moved down since September 2007, continued competition with local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates, have continued to challenge automobile loan growth during the first nine months of 2008. Partially offsetting the decreases in auto loans was an increase to the Company's capital line loan balances, which increased $1,432, or 7.4%, from year-end 2007.

The Company recognized an increase of $549 in other loans from year-end 2007. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in overdrafts of $282.

The Company continues to monitor the pace of its loan volume, as it has experienced a 2.2% drop-off within its total loan portfolio during the first nine months of 2008. The well-documented housing market crisis and rising energy costs have impacted consumer spending and have led to lower consumer demand for loans. Furthermore, the Company continues to view the consumer loan segment as a decreasing portfolio, due to higher loan costs, increased competition in automobile loans and a lower return on investment as compared to the other loan portfolios. As a result, the Company expects total loan growth in 2008 to be challenged, with volume to continue at a stable-to-declining pace throughout the rest of the year. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first nine months of 2008, the Company's allowance for loan losses remained relatively stable, finishing at $6,797, as compared to $6,737 at year-end 2007. This stable level of reserves was, in part, due to the declining levels of the Company's loan portfolio, down 2.7% from year-end 2007. The level of nonperforming loans, which consist of nonaccruing loans and accruing loans past due 90 days or more, increased from $3,661 at year-end 2007 to $4,334 at September 30, 2008. During the first quarter, the Company experienced problems with one of its commercial borrowers that was unable to meet the debt requirements of its loans. During this time, the Company stopped recognizing interest income on the loans, reversed all interest that had been accrued and unpaid and classified the loans as nonperforming. At March 31, 2008, the ratio of nonperforming loans to total loans grew to 1.40% as a result of this classification. During the second quarter, continued analysis of these loans was performed, which included the reviews of updated appraisals that reflected a decline in market values due to deteriorating market conditions. This analysis, along with continued loan deterioration of this large commercial borrower, prompted management to charge down the loan by $750, including estimated costs to sell, to the estimated fair value of the collateral. Subsequently, the Company acquired these properties through foreclosure and transferred the loans to other real estate owned ("OREO"). This shifted approximately $4,214 from nonperforming loans to nonperforming assets, which contributed to the increase in its nonperforming assets from $3,922 at year-end 2007 to $8,947 at September 30, 2008. As a result, the Company's ratio of nonperforming loans to total loans decreased to .70% at September 30, 2008, while the ratio of nonperforming assets to total assets increased from .50% at year-end 2007 to 1.15% at September 30, 2008.

During the first nine months of 2008, net charge-offs totaled $2,250, which were down $1,769 from the same period in 2007, in large part due to commercial charge-offs of specific allocations that were reflected in the allowance for loan losses from 2007. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first nine months of 2008, total deposits were up $4,973, or 0.8%, from year-end 2007. The change in deposits came primarily from an increase in the Company's interest-bearing demand deposits and money market deposit balances.

Interest-bearing NOW account balances increased $33,956, or 51.7%, during the first nine months of 2008 as compared to year-end 2007. This growth was largely driven by a $36,555 increase in public fund balances related to the local city and county school construction projects currently in process within Gallia County, Ohio.

Further deposit growth came from the Company's money market deposit balances, which were up $27,343, or 37.8%, during the first nine months of 2008 as compared to year-end 2007. This increase was from the Company's Market Watch money market account product, which generated $25,832 in new deposit balances from year-end 2007, mostly during the second quarter of 2008. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers. In the second quarter of 2008, the Company began marketing a special six-month introductory rate offer of 3.50% APY that would be for new Market Watch accounts. This special offer was well received by the Bank's customers and contributed to most of the year-to-date increase in 2008. As a result, Market Watch deposit balances increased $20,670, or 28.4%, during the second quarter of 2008.

Partially offsetting money market deposit growth were time deposits, decreasing $56,527, or 16.6%, from year-end 2007. Time deposits, particularly CD's, are the most significant source of funding for the Company's earning assets, making up 47.9% of total deposits. With loan balances on a declining pace, down 2.7% from year-end 2007, there has not been an aggressive need to deploy time deposits as a funding source. Yet, as market rates have aggressively lowered since September 2007, the Company has seen the cost of its retail CD balances continue to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates. This lagging effect has caused the Company's retail CD portfolio to become more of an attractive funding source to fund earning assets, producing an average cost of 4.24% during the first nine months of 2008 as compared to 4.85% during the same period in 2007. Wholesale fund deposits (i.e., brokered and network CD issuances) have not been as responsive to the decline in short-term market rates, producing an average cost of 4.80% during the first nine months of 2008 as compared to 4.85% during the same period in 2007, well exceeding the price to fund asset growth with retail CD balances. As a result, management will continue to emphasize its core deposit funding and retail CD balances as a more affordable and cost effective source to subsidize earning asset growth as compared to wholesale deposits.

The Company's interest-free funding source, noninterest bearing demand deposits, also decreased $1,363, or 1.7%, from year-end 2007.

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

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $5,856, or 14.5%, from year-end 2007. This decrease was mostly due to seasonal fluctuations of two commercial accounts in the first nine months of 2008.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first nine months of 2008, other borrowed funds were down $7,242, or 10.8%, from year-end 2007. Management used the growth in deposit proceeds to repay FHLB borrowings during the first nine months of 2008. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures and Trust Preferred Securities

On March 22, 2007, a trust formed by Ohio Valley issued $8,500 of adjustable-rate trust preferred securities as part of a pooled offering of such securities. The Company used the proceeds from these trust preferred securities to pay off $8,500 in higher cost trust preferred security debt on March 26, 2007. The replacement of the higher cost trust preferred security debt was a strategy by management to lower interest rate pressures that were impacting interest expense and help improve the Company's net interest margin. The early extinguishment and replacement of this higher cost debt improved earnings by nearly $54 pre-tax ($35 after taxes) during the first nine months of 2008 as compared to the same period in 2007. For additional discussion on the terms and conditions of this new trust preferred security issuance, please refer to "Note 7 - Subordinated Debentures and Trust Preferred Securities" within Item 1, Notes to the Consolidated Financial Statements of this Form 10-Q.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at September 30, 2008 of $61,823 was up $312, or 0.5%, as compared to the balance of $61,511 on December 31, 2007. Contributing most to this increase was year-to-date net income of $5,581 partially offset by cash dividends paid of $2,304, or $.57 per share, year-to-date, and increased share repurchases. The Company had treasury stock totaling $15,713 at September 30, 2008, an increase of $2,269 as compared to the total at year-end 2007. The Company anticipates repurchasing additional common shares from time to time as authorized by its stock repurchase program. The Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 15, 2008 and February 15, 2009. As of September 30, 2008, 77,853 shares had been repurchased pursuant to that authorization.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                        Ended September 30, 2008 and 2007

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended September 30, 2008 compared to the same periods in 2007. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the third quarter of 2008, net interest income increased $719, or 10.3%, as compared to the same quarter in 2007. Through the first nine months of 2008, net interest income increased $1,712, or 8.1%, as compared to the same period in 2007. The increase in quarterly and year-to-date net interest income is primarily due to an expanding net interest margin caused by lower funding costs.

Total interest income decreased $1,127, or 8.2%, for the third quarter of 2008 and decreased $1,762, or 4.3%, during the first nine months of 2008 as compared to the same periods in 2007. This drop in interest earnings was largely due to a decrease in the yields earned on average earning assets during both the quarterly and year-to-date periods of 2008 as compared to the same periods in 2007. The average yield on earning assets for the three months ended September 30, 2008 decreased 66 basis points to 6.96% as compared to the same period in 2007. The average yield on earning assets for the nine months ended September 30, 2008 decreased 51 basis points to 7.14% as compared to the same period in 2007. Both negative effects reflect the decreases in short-term interest rates since September of 2007. Partially offsetting the assets yield decreases were positive contributions from growth in the Company's average earning assets, up $6,104, or 0.8%, during the third quarter of 2008 and up $18,039, or 2.5%, during the first nine months of 2008 as compared to the same periods in 2007. The growth in average earning assets was largely comprised of residential real estate loan and commercial real estate loan participations since September 2007. In addition, during the third quarter of 2008, the Company received over $2,800 in payoff funds on a troubled commercial credit. This loan settlement resulted in the recovery of $173 in loan interest and late fees. Further contributing to interest revenue was addional fee income from increased originations of the Company's refund anticipation loans ("RAL"). The Company's participation with a third party tax software provider has given us the opportunity to make RAL loans during the tax refund loan season, typically from January through March. RAL loans are short-term cash advances against a customer's anticipated income tax refund. Through the first nine months of 2008, the Company had recognized $265 in RAL fees as compared to $94 during the same period in 2007.

In relation to lower earning asset yields, the Company's total interest expense decreased $1,846, or 27.2%, for the third quarter of 2008 and decreased $3,474, or 17.6%, during the first nine months of 2008 as compared to the same periods in 2007, as a result of lower interest-bearing liability costs. Since September 2007, the Federal Reserve has reduced the target Federal Funds rate 425 basis points. That reduction has caused a corresponding downward shift in short-term interest rates, while longer-term rates have not decreased to the same extent. The Bank had positioned its balance sheet so that there were more interest-bearing liabilites subject to repricing than interest rates on loans. As a result, interest paid on liabilities decreased more than interest earned on assets. The short-term rate decreases impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts. Interest rates on CD balances will continue to reprice at lower rates (as a lagging effect to the Federal Reserve action to drop the Federal Funds rate), which will continue to lower funding costs and improve the net interest margin for the remainder of 2008. As a result of the decrease in rates from September 2007, the Bank's total weighted average funding costs have decreased 75 basis points from September 30, 2007 to September 30, 2008.

As a result of lower funding costs, increased RAL fees and the recovery of interest and late fees on a troubled commercial credit, the Company's net interest margin increased 37 basis points from 3.90% to

4.27% for the third quarter of 2008 and increased 21 basis points from 3.99% to 4.20% during the first nine months of 2008 as compared to the same periods in 2007. The net interest margin is expected to benefit for the remainder of 2008 as a result of the Federal Reserve's recent one-half percent cuts in the targeted Federal Funds rate on both October 8 and October 29, 2008. It is difficult, though, to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under significant stress due to declining real estate values and asset impairment. The Federal Reserve's most recent actions of decreasing the target Federal Funds rate by 100 basis points in October 2008 was necessary to take steps in repairing the recessionary problems and promote economic stability. However, there can be no assurance of additional future rate cuts as changes in market interest rates are dependent upon a variety of factors that are beyond the Company's control. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Credit risk is inherent in the business of originating loans. The Company sets aside an allowance for loan losses through charges to income, which are reflected in the consolidated statement of income as the provision for loan losses. This provision charge is recorded to achieve an allowance for loan losses that is adequate to absorb losses probable and incurred in the Company's loan portfolio. Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. Provision expense increased $361, or 108.7%, for the three months ended September 30, 2008, and increased $976, or 73.2%, for the first nine months of 2008 as compared to the same periods in 2007. The increase in provision expense was impacted by a $750 charge-off taken on a loan relationship with a large commercial borrower during the second quarter of 2008. Management deemed this action as appropriate to account for the credit deterioration that was evident from updated appraisal reviews. The properties have since been acquired by the Company through foreclosure. Management will seek to sell or liquidate the OREO properties.

While provision expense increased both 108.7% and 73.2% during the three-month and nine-month periods ended September 30, 2008 as compared to the same periods in 2007, the Company's net charge-offs were down by $1,769, or 44.0%, during the first nine months of 2008 as compared to the same period in 2007. This relationship between rising provision expense and lower net charge-offs was primarily from a timing difference that is a direct result of the Company's significant commercial loan allocations that were made to the allowance for loan losses during the fourth quarter of 2006. At that time, a specific allocation for loan losses was made on behalf of a commercial loan that was determined to be impaired, which required a corresponding increase to provision for loan losses in 2006. During the first and second quarters of 2007, charge-offs were recorded on the specific allocation established for the impaired loan of 2006, effectively causing the majority of the $3,378 in commercial loan charge-offs at September 30, 2007.

Management believes that the allowance for loan losses is adequate at September 30, 2008 and reflective of probable losses in the portfolio. The allowance for loan losses was 1.10% of total loans at September 30, 2008, up from the allowance level as a percentage of total loans of 1.06% at December 31, 2007. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended September 30, 2008 was $1,574, an increase of $18, or 1.2%, over the same period in 2007. Noninterest income for the nine months ended September 30, 2008 was $4,745, an increase of $430, or 10.0%, over the same period in 2007. These results were impacted mostly by service charges on deposit accounts, as well as seasonal tax refund processing fees and debit card interchange fees that are classified as other noninterest income. The Bank's service charge fees on deposit accounts increased in large part due to a higher volume of overdraft balances, contributing to an increase in non-sufficient fund fees of $76, or 12.0%, during the third quarter of 2008 and $185, or 10.5%, during the first nine months of 2008, as compared to the same periods in 2007.

Also contributing to noninterest revenue growth were earnings from bank owned life insurance ("BOLI"). Income earned on life insurance contracts from the Company's supplemental retirement program was up $27, or 15.6%, during the third quarter of 2008 and $61, or 11.8%, during the first nine months of 2008 as compared to the same periods in 2007. BOLI activity was impacted by additional investments in life insurance contracts purchased during the second quarter of 2008 and a higher earnings rate tied to such policies. The Company's average investment balance in BOLI through September 30, 2008 was $16,760, an increase of $519, or 3.2%, as compared to the same period in 2007.

To help manage consumer demand for longer-termed, fixed-rate real estate mortgages, the Company has taken additional opportunities to sell some real estate loans to the secondary market. Through September 30, 2008, the Company has sold 96 loans totaling $10,480 to the secondary market as compared to 34 loans totaling $3,322 during the same period in 2007. While being down slightly by $3, or 13.0%, during the third quarter of 2008, the volume increase in loan sales has contributed to the year-to-date growth in income on sale of loans, which was up $28, or 34.1%, during the first nine months of 2008, as compared to the same periods in 2007.

Growth in noninterest income also came from a decrease in the loss on sale of OREO. This income was the result of higher OREO losses experienced in last year's 2007 second quarter, which were primarily the result of a loss incurred on the sale of one large commercial property during that time.

Also contributing to noninterest revenue growth were activities from other noninterest income sources. As mentioned previously, the Company began its participation in a new tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider. The Company is one of a limited number of financial institutions throughout the U.S. that facilitates tax refunds through its relationship with this tax software provider. As a result of tax refund processing fee activity being mostly seasonal, there was no income recorded during the third quarters of 2008 and 2007. During the first nine months of 2008, the Company's tax refund processing fees increased by $161, or 146.7%, over the same period in 2007. Further enhancing growth in other noninterest income was debit card interchange income, increasing $34, or 25.1%, during the third quarter of 2008 and $82, or 20.4%, during the first nine months of 2008 as compared to the same periods in 2007. The volume of transactions utilizing the Company's Jeanie(R) Plus debit card continue to increase over a year ago. The Company's customers used their Jeanie(R) Plus debit cards to complete 981,230 transactions during the first nine months of 2008, up 12.8% from the 869,975 transactions during the same period in 2007, derived mostly from gasoline and restaurant purchases.

Partially offsetting growth in other noninterest income were quarterly and year-to-date decreases in the Company's rental income from OREO properties. Rental income from OREO properties totaled $97 and $126 for the third quarter and nine-month periods of 2007, respectively, as compared to no income recognized for the same periods in 2008. The 2007 rental income was primarily earned on one large commercial facility located in Kanawha County, West Virginia, that the Company eventually sold in December 2007.

The total of all remaining noninterest income categories remained relatively unchanged from the prior quarterly and year-to-date periods. The total growth in noninterest income demonstrates management's desire to leverage technology to enhance efficiency and diversify the Company's revenue sources.

Noninterest Expense

Noninterest expense during the third quarter of 2008 increased $395, or 7.1%, and increased $955, or 5.8%, during the first nine months of 2008 as compared to the same periods in 2007. Contributing to the growth in overhead expense were salaries and employee benefits, the Company's largest noninterest expense item, which increased $362, or 11.1%, for the third quarter of 2008 and $780, or 8.1%, during the first nine months of 2008 as compared to the same periods in 2007. The increases were largely due to higher accrued incentive costs, increased health insurance benefit expenses and a higher full-time equivalent ("FTE") employee base. The Company's FTE employees increased at September 30, 2008 to 266 employees on staff as compared to 253 employees at September 30, 2007.

Also increasing for the year were data processing expenses, which increased $81, or 12.9%, during the first nine months of 2008 as compared to the same period in 2007. The increase was due to the monthly costs incurred on the Bank's implementation of new technology to better serve the convenience of its customers, which technology includes ATM, debit and credit cards, as well as various online banking products, including net teller and bill pay. However, data processing expenses during the third quarter of 2008 decreased $45, or 20.4%, as compared to the same period in 2007. The decrease was due to the successful re-negotiation of the Bank's monthly data processing costs. The negotiations for lower monthly processing charges were finalized in the third quarter of 2008 and decreased the monthly data processing costs by $15 per month.

Overhead expenses were also impacted by occupancy, furniture and equipment costs, which increased $10, or 1.5%, during the third quarter of 2008 and $15, or 0.8%, during the first nine months of 2008, as compared to the same periods in 2007. This was in large part due to the addition of a new banking facility located within a hospital in Gallia County. This full service banking center was built during 2007 at a cost of over $371. This new facility investment serves as an additional market presence to service the banking needs of the medical staff and patients along the hospital's campus area. The facility was placed in service and depreciation commenced during the fourth quarter of 2007.

Also contributing to noninterest expense growth was the Company's FDIC expense, which was up $104, or 597.3%, during the third quarter of 2008 and $102, or 191.8%, during the first nine months of 2008, as compared to the same periods in 2007. This was in large part to the Company's share of a one-time assessment credit being fully utilized by June 30, 2008. With the elimination of this credit, the Company entered the third quarter of 2008 with its deposits being assessed at a rate close to 7 basis points. In early October 2008, the FDIC issued a proposed rule that would raise current deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009, which would result in a premium increase of an additional 7 basis points. The proposed rule also provides for a new means of calculating deposit insurance during the second quarter of 2009, which includes an assessment of the financial institution's brokered deposit, secured liability and capital levels. As a result, the Company anticipates its cost of insuring deposits will more than double in 2009 from its already increasing levels in 2008.

Increases in the Company's marketing costs, up $1, or 0.3%, during the third quarter of 2008 and $86, or 18.5%, during the first nine months of 2008 as compared to the same periods in 2007, also contributed to the increases in noninterest expense. Marketing costs include advertising, donations and public relations activities. Various inflationary increases in other noninterest expenses also included supplies, forms, postage, telephone and other miscellaneous expenses during the quarterly and year-to-date periods presented. Partially offsetting these increases within other noninterest expense was a decrease in the Company's foreclosure expenses, which were down $25, or 34.1%, during the third quarter of 2008 and $244, or 86.6%, during the first nine months of 2008 as compared to the same periods in 2007. Management anticipates current year foreclosure costs to be below the costs incurred from 2007 due to the larger than normal volume of foreclosure costs that were incurred during 2007.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The emphasis management has placed on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue has contributed to an improving efficiency ratio, finishing at 63.66% for the three months ended September 30, 2008 and 62.64% during the nine months ended September 30, 2008 as compared to 64.47% and 64.16% for the same periods in 2007.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
                                          Company Ratios              Regulatory
                                    9/30/08            12/31/07         Minimum
                                    -------            --------       ----------

Tier 1 risk-based capital            12.3%               12.0%            4.00%

Total risk-based capital ratio       13.4%               13.1%            8.00%

Leverage ratio                        9.5%                9.5%            4.00%

Cash dividends paid of $2,304 for the first nine months of 2008 represent a 4.6% increase over the cash dividends paid during the same period in 2007. The quarterly dividend rate increased from $0.18 per share in 2007 to $0.19 per share in 2008. The dividend rate has increased in proportion to the consistent growth in retained earnings. At September 30, 2008, approximately 82% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $100,561 represented 12.9% of total assets at September 30, 2008. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At September 30, 2008, the Bank could borrow an additional $63,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

                          Concentration of Credit Risk

The Company maintains a diversified credit portfolio, with residential real estate loans currently comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in central and southeastern Ohio as well as western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

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

The following table presents the Company's estimated net interest income sensitivity:

                                                    September 30, 2008                      December 31, 2007
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       ------------------------                    --------------------                   --------------------
                 +300                                     (2.39%)                               (8.23%)
                 +200                                     (1.66%)                               (5.09%)
                 +100                                     (1.02%)                               (2.47%)
                 -100                                      1.77%                                 2.48%
                 -200                                      3.04%                                 5.01%
                 -300                                      4.60%                                 7.86%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board. At September 30, 2008, the Company's analysis of net interest income reflects a liability sensitive position. Based on current assumptions, an instantaneous decrease in interest rates would positively impact net interest income primarily due to the duration of earning assets exceeding the duration of interest-bearing liabilities. As compared to December 31, 2007, the Company's interest rate risk profile has become less liability sensitive primarily due to the influx of liquidity and to the extension of maturity terms offered on new time deposits. Since September 2007, the Federal Reserve has reduced short-term interest rates 425 basis points and the Company's net interest margin has responded positively to the decline in market rates.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

In addition to these factors, the following risk factors should be considered when evaluating the Company's results of operations and financial condition:

Difficult conditions in the financial markets may adversely affect our business and results of operations.

Our financial performance depends on the quality of loans in our portfolio. That quality may be adversely affected by several factors, including underwriting procedures, collateral quality or geographic or industry conditions, as well as the recent deterioration in the financial markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. In addition, our credit risk may be increased when our collateral cannot be sold or is sold at prices not sufficient to recover the full amount of the loan balance. Deterioration in our ability to collect our loans receivable may adversely affect our profitability and financial condition.

Federal and state governments could adopt laws responsive to the current credit conditions that would adversely affect our ability to collect on loans.

Federal or state governments might adopt legislation or regulations reducing the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral.

FDIC insurance premiums may increase materially.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect our net income.

In addition, the FDIC has adopted the Temporary Liquidity Guarantee Program, pursuant to which it provides unlimited insurance on deposits in noninterest-bearing transaction accounts not otherwise covered by the existing deposit insurance limit of $250,000. After the initial 30 days of coverage for all insured institutions choosing to participate, any institution wishing to participate will pay a 10 basis point surcharge on the insured deposits. The Company has chosen to participate. Such participation will increase our expenses and decrease net income.

Concern of customers over deposit insurance may cause a decrease in deposits at the Bank.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit at the Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

              (a) Not Applicable.

              (b) Not Applicable.

              (c) The  following  table  provides   information  regarding  Ohio
                  Valley's repurchases of its common shares during the fiscal quarter ended September 30, 2008:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
       Period                  Purchased       Common Share        Plans or Programs           Programs
-----------------------     --------------- ------------------- ------------------------ ----------------------
July 1 - 31, 2008               17,000           $25.10               17,000                    117,647
August 1 - 31, 2008             10,000           $24.18               10,000                    107,647
September 1 - 30, 2008          10,500           $21.55               10,500                     97,147
                            --------------- ------------------- ------------------------ ----------------------
TOTAL                           37,500           $23.86               37,500                     97,147
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



                                      OHIO VALLEY BANC CORP.


Date:  November 6, 2008           By: /s/   Jeffrey E. Smith
                                      -----------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  November 6, 2008          By:  /s/  Scott W. Shockey
                                      ----------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

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