Form 10-K
period 2008-12-31
OHIO VALLEY BANC CORP
filed 2009-03-16
CIK 894671

Ohio Valley Banc Corp.
                                420 Third Avenue
                             Gallipolis, Ohio 45631


                                 March 16, 2009


VIA EDGAR TRANSMISSION
======================

U.S. Securities and Exchange Commission
100 F Street, NE
Washington, D.C. 20549

 Re:      Ohio Valley Banc Corp.
          Commission File No. 0-20914
          CIK No. 0000894671
          Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008

Ladies and Gentlemen:

     Ohio Valley Banc Corp. (the "Company") is today filing one complete copy of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Form 10-K"), including financial statements and exhibits. The consolidated financial statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2008, which are incorporated by reference in the Form 10-K, reflect no changes in any accounting principle or practice or in the method of applying such principle or practice from the preceding year.

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

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2008
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the transition period from ______ to ______

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

          Large accelerated filer |_| Accelerated filer |X|
          Non-accelerated filer   |_| Smaller reporting company|_|
          (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act). YES |_| NO |X|

     Based on the closing sales price of $25.00 per share on June 30, 2008, the aggregate market value of the issuer's shares held by non-affiliates on such date was $95,921,525. For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which the Bank has sole or shared voting or dispositive power.

     The number of common shares of the registrant outstanding as of March 13, 2009 was 3,983,009.

                      Documents Incorporated By Reference:

(1) Portions of the 2008 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and
     Part II, Items 5, 6, 7, 7A and 8.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2009 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

                                     PART I

ITEM 1 - BUSINESS

                     Organizational History and Subsidiaries

     Ohio Valley Banc Corp. ("Ohio Valley") is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act"). Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992. The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631. Ohio Valley's common shares are listed on The NASDAQ Global Market under the symbol "OVBC". Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the "Bank"). Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. ("Loan Central") and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), which engage in lending and insurance agency services, and two wholly-owned subsidiary trusts formed solely to issue trust preferred securities. Ohio Valley also owns a minority interest in an insurance company. Ohio Valley and its subsidiaries are collectively referred to as the "Company."

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

                             Business of Ohio Valley

     As a financial holding company registered under the BHC Act, Ohio Valley's primary business is community banking. As of December 31, 2008, Ohio Valley's consolidated assets approximated to $781,108,000, and total shareholders' equity approximated to $63,056,000.

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

                           Business of Bank Subsidiary

     A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by the Bank. The Bank presently has fifteen offices located in Ohio and West Virginia, all of which offer automatic teller machines (ATMs). Seven of these offices also offer drive-up services. The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2008.

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

                           Variable Interest Entities

     Ohio Valley owns two special purpose entities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III. Together, these Trusts have issued an aggregate $13,500,000 in trust preferred securities. Ohio Valley has issued a like amount of subordinated debentures to the Trusts in exchange for the proceeds of the issuance of the trust preferred securities. Ohio Valley used the proceeds to provide additional capital to the Bank to support growth. Further detail on Ohio Valley Statutory Trusts I and III is located in Ohio Valley's 2008 Annual Report to Shareholders under "Note I - Subordinated
Debentures and Trust Preferred Securities," in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2008.

                              Financial Information

     Financial information regarding the Company as of December 31, 2008 and 2007 and results of operations for the past three fiscal years is contained in the Company's consolidated financial statements for the fiscal year ended December 31, 2008.

                               Lending Activities

     The Company's loan portfolio decreased $6,712,000 to finish at $630,391,000 in 2008. The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans. Residential real estate loans increased $2,210,000, or 0.9%, while commercial and consumer loans decreased $8,230,000, or 3.3% and $921,000, or 0.7%, respectively, as compared to 2007.
Consolidated interest and fee revenue from loans accounted for 81.86%, 84.19%, and 83.28% of total consolidated revenues in 2008, 2007 and 2006, respectively. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

     The Company's residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. Real estate loans to consumers are secured primarily by a first lien deed of trust with evidence of title in favor of the Bank. The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee. The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%. These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages. The Company's market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia. The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing. Secondary market sales of these real estate loans, which have fixed rates with fifteen to thirty year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank's exposure to interest rate risk.

Commercial Loans

     The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property. Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks. Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality. The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due. Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry. The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the Bank's loan committee prior to approval. New commercial loan originations greater than $750,000 are reviewed and approved by the Executive Committee of the Bank's Board of Directors.

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

                              Investment Activities

     The Company's investment policy stresses the management of the investment securities portfolio, which includes both securities held-to-maturity and securities available-for-sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal. The Company's investment portfolio is comprised of a significant amount of mortgage-backed securities and U.S. government agency and sponsored entity securities. Revenues from interest and dividends on securities accounted for 6.87%, 6.70%, and 6.29% of total consolidated revenues in 2008, 2007 and 2006, respectively. The Company currently does not engage in trading account activity.

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

                                   Competition

     Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. As of December 31, 2008, there were 110 bank holding companies operating in the State of Ohio registered with the Federal Reserve, down from 120 bank holding companies at December 31, 2007. These holding companies control various banks throughout Ohio, which compete for business to expand market areas as well as acquire additional banks. The principal factors of competition for Ohio Valley's banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services. The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason, Kanawha and Cabell Counties of West Virginia. Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Lawrence, Scioto and Ross. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.

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

     To continue the expansion of the Bank's market presence and further enhance customer service, the Bank began a phase of SuperBank branch openings in December 1996. From 1996 to 2001, the Bank opened eight SuperBank facilities within supermarkets and Wal-Mart stores. These branches currently service the market areas of Gallia, Meigs and Lawrence Counties of Ohio as well as Cabell County of West Virginia.

     Historically, larger regional institutions, with substantially greater resources, have been generating a growing market presence. Yet, in recent years, the financial industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the acquiring companies. Many financial institutions are experiencing significant challenges as a result of the economic crisis, resulting in bank failures and significant intervention from the U.S. Government.

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

Holding Company Activities

     Ohio Valley became a financial holding company during 2000, permitting it to engage in activities beyond those permitted for traditional bank holding companies. In order to become a financial holding company, a bank holding company and all of its depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Investment Act rating of at least satisfactory.

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

     Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency. Notice would be given to all depositors before the deposit insurance was terminated.

     On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009.

     On February 27, 2009, the FDIC announced adoption of an interim final rule imposing a one-time special assessment of 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums to be paid by each insured institution. Management of the Company expects that the special assessment and the changes to the premium calculation will increase the Company's FDIC insurance expense for 2009 substantially over 2008. Additional special assessments and premium increases are possible, which could have a material adverse effect on the Company's net income.

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

Patriot Act

     The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001 (the "Patriot Act") gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Company has established policies and procedures to comply with the requirements of the Patriot Act.

                                    Employees

     As of December 31, 2008, Ohio Valley and its subsidiaries had approximately 264 full-time equivalent employees and officers. Management considers its relationship with its employees and officers to be good.

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

                             Statistical Disclosure

     The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," or a specific reference as to the location of the required disclosures in Ohio Valley's 2008 Annual Report to Shareholders, which are incorporated herein by reference.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2008, 2007 and 2006 are incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2008 and 2007 is incorporated herein by reference to the information appearing under the caption "Table II -
Rate Volume Analysis of Changes in Interest Income & Expense," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

II.      INVESTMENT PORTFOLIO

A. Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

          (dollars in thousands)               2008      2007      2006
                                               ----      ----      ----
    Securities Available-for-Sale

       U.S. Government sponsored
         entity securities................   $31,866  $ 39,447  $ 25,183
       Mortgage-backed securities.........    43,474    38,616    45,084
                                            --------- --------- ---------
        Total securities available-for-sale  $75,340  $ 78,063  $ 70,267
                                            ========= ========= =========

    Securities Held-to-Maturity

       Obligations of states of the U.S.
         and political subdivisions.......  $ 16,946  $ 15,933  $ 13,293
       Mortgage-backed securities.........        40        48        57
                                            --------- --------- ---------
         Total securities held-to-maturity  $ 16,986  $ 15,981  $ 13,350
                                            ========= ========= =========

B. Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

C. Excluding   obligations  of  the   U.S.  Government  and  its  agencies,   no
concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III.     LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

 (dollars in thousands)          2008      2007      2006      2005      2004
                                 ----      ----      ----      ----      ----

    Residential real estate  $252,693  $250,483  $238,549  $235,008  $227,234
    Commercial                243,383   251,613   240,748   236,536   226,058
    Consumer                  126,911   127,832   139,961   145,815   146,965
    All other                   7,404     7,175     5,906       173       317
                             --------  --------  --------  --------  --------
                             $630,391  $637,103  $625,164  $617,532  $600,574
                             ========  ========  ========  ========  ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Maturity and Repricing Data of Loans", within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

C. 1. Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings is estimated to be $554,000 for the fiscal year ending December 31, 2008. The amount recorded on such loans was $490,000. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Summary of Nonperforming and Past Due Loans," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

2.  Potential  Problem  Loans - At December 31, 2008,  there were  approximately
$1,404,000 of loans, which are not included in "Table V - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms. These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3. Foreign Outstandings - There were no foreign outstandings at December 31, 2008, 2007 or 2006.

4. Loan Concentrations - As of December 31, 2008, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above. Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within "Note A-Summary of Significant Accounting Policies" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2008, located in Ohio Valley's 2008 Annual Report to Shareholders which note is incorporated herein by reference.

5. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as impaired, nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest-Bearing Assets - As of December 31, 2008, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

 (dollars in thousands)           2008      2007      2006      2005      2004
                                  ----      ----      ----      ----      ----

Balance, beginning of year      $6,737    $9,412    $7,133    $7,177    $7,593

Loans charged off:
    Residential real estate        225       422       432       349       823
    Commercial                   1,164     4,002     3,079     1,295     1,661
    Consumer                     2,140     1,617     2,120     2,263     2,267
                              --------  --------  --------  --------   -------
   Total loans charged off       3,529     6,041     5,631     3,907     4,751

Recoveries of loans:
    Residential real estate         61       166       204       336       583
    Commercial                      95       248       946       912       556
    Consumer                       719       700     1,097       818       843
                              --------   -------  --------  --------   -------
   Total recoveries of loans       875     1,114     2,247     2,066     1,982

Net loan charge-offs            (2,654)   (4,927)   (3,384)   (1,841)   (2,769)
Provision charged to operations  3,716     2,252     5,663     1,797     2,353
                              --------   -------  --------  --------   -------
Balance, end of year            $7,799    $6,737    $9,412    $7,133    $7,177
                              ========   =======  ========  ========   =======
Ratio of net charge-offs to
average loans outstanding        1.24%      .78%      .54%      .31%      .47%
                              ========   =======  ========  ========   =======
Ratio of allowance for loan losses
to non-performing assets        78.25%   171.77%    61.54%   154.36%   142.46%
                              ========   =======  ========  ========   =======

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption "Allowance for Loan Losses and Provision Expense" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

B.  Allocation of the  Allowance for Loan Losses - Information  required by this item is incorporated herein by reference to the information appearing under the caption "Table IV - Allocation of the Allowance for Loan Losses," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

V.       DEPOSITS

A. Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

C.&E. Foreign Deposits - There were no foreign deposits outstanding at December 31, 2008, 2007, or 2006.

D. Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2008:

                                                   Over       Over
                                      3 months   3 through  6 through    Over
             (dollars in thousands)    or less   6 months   12 months  12 months
                                       -------   --------   ---------  ---------

Certificates of deposit of
$100,000 or greater ................. $ 35,701   $ 12,372   $ 28,873   $ 32,753
Other time deposits of
$100,000 or greater .................    3,151      1,595      4,310      5,737
                                      --------   --------   --------   --------
Total time deposits of
$100,000 or greater ................. $ 38,852   $ 13,967   $ 33,183   $ 38,490
                                      ========   ========   ========   ========

VI.      RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

VII.     SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)                             2008      2007      2006
                                                   ----      ----      ----

    Balance outstanding at period-end .......... $ 24,070  $ 40,390  $ 22,556
                                                 --------  --------  --------
    Weighted average interest rate at period-end     .70%     2.91%     4.20%
                                                 --------  --------  --------
    Average amount outstanding during year ..... $ 28,040  $ 27,433  $ 22,692
                                                 --------  --------  --------
    Approximate weighted average interest rate
       during the year .........................    1.50%     3.83%     3.94%
                                                 --------  --------  --------
    Maximum amount outstanding as of any
       month-end ............................... $ 35,309  $ 40,390  $ 28,312
                                                 --------  --------  --------

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

     In addition, legislation has been proposed to give judges the ability to adjust the principal and interest payments on mortgages.

FDIC insurance premiums may increase materially.

     The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payments of deposits up to insured limits from the Deposit Insurance Fund. In

December 2008, the FDIC issued a rule that increased premiums paid by insured institutions. In February 2009, the FDIC announced adoption of an interim final rule imposing a one-time special assessment of 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums to be paid by each insured institution. Increases in deposit insurance premiums could adversely affect our net income.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

     Ohio Valley did not receive any written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within 180 days before the fiscal year ended December 31, 2008.

ITEM 2 - PROPERTIES

     Ohio Valley does not own or lease any real or personal property.

     The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio. The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia. The Bank leases eight additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.), Columbus (Franklin Co.) and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), Huntington (Cabell Co.), and Milton (Cabell Co.) in West Virginia. The Bank also owns and operates twenty-five ATMs, including twelve off-site ATMs. Furthermore, the Bank owns a facility and leases two facilities in Gallipolis (Gallia Co.), Ohio which are used for additional office space. The Bank also owns two facilities in Gallipolis (Gallia Co.), Ohio and Point Pleasant (Mason Co.), West Virginia which are leased to third parties.

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

     Information concerning the value of the Company's owned and leased real property and a summary of future lease payments is contained in "Note E - Premises and Equipment" of the notes to the

Company's consoldiated financial statements for the fiscal year ended December 31, 2008, located in Ohio Valley's 2008 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings against Ohio Valley or any of its subsidiaries, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of 2008 to a vote of security holders, by solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Summary of Common Stock Data" and "Performance Graph" located in Ohio Valley's 2008 Annual Report to Shareholders and "Note P - Regulatory Matters" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2008 located in Ohio Valley's 2008 Annual Report to Shareholders.

     Ohio Valley did not sell any of its equity securities without registration during its 2008 fiscal year.

     The following table provides information on Ohio Valley's purchases of its common shares during the three fiscal months ended December 31, 2008:

                                                                                                         Maximum Number
                                                                     Total Number of Shares             of Shares That May
                                Total Number of       Average          Purchased as Part of             Yet Be Purchased
                                 Common Shares      Price Paid          Publicly Announced         Under Publicly Announced
            Period                 Purchased        Per Share           Plans or Programs(1)           Plans or Programs
  --------------------------     -------------    --------------     ----------------------        --------------------------
  October 1 through
  October 31, 2008 .............      ---              ---                     ---                             97,147

  November 1 through
  November 30, 2008 ............      ---              ---                     ---                             97,147

  December 1 through
  December 31, 2008 ............      ---              ---                     ---                             97,147
                                 -------------    -------------           -------------                    -------------
              TOTAL                   ---              ---                     ---                             97,147
                                 =============    =============           =============                    =============

(1) On January 15, 2008, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2008 and February 15, 2009.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Selected Financial Data" located in Ohio Valley's 2008 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required under this Item 7 by Item 303 of SEC Regulation S-K with respect to Ohio Valley's interest rate risk is incorporated herein by reference to the information presented under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

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

     The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Interest Rate Sensitivity and Liquidity" and "Interest Rate Sensitivity -- Table VIII" found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2008 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley's 2008 Annual Report to Shareholders. The supplementary data "Consolidated Quarterly Financial Information (unaudited)" and the "Report of Independent Registered Public Accounting Firm on Financial Statements" located in Ohio Valley's 2008 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2008 and 2007 Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in  Shareholders' Equity  for the years ended
  December 31, 2008, 2007 and 2006
Consolidated  Statements of Cash Flows for the years ended  December  31,  2008,
  2007 and 2006
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

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

Management's Report on Internal Control Over Financial Reporting

     "Management's Report on Internal Control Over Financial Reporting" located in Ohio Valley's 2008 Annual Report to Shareholders is incorporated into this
Item 9A by reference.

Report of Registered Public Accounting Firm

     The "Report of Independent Registered Public Accounting Firm" located in Ohio Valley's 2008 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

     There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

     None.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information  required under this Item 10 by Items 401, 405, 406 and 407
(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 13, 2009 (the "2009 Proxy Statement"), under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Compensation of Executive Officers and Directors" of the 2009 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

     The information required under this Item 11 by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Compensation of Executive Officers and Directors" and "Compensation Committee Interlocks and Insider Participation" of the 2009 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Ownership of Certain Beneficial Owners and Management" of the 2009 Proxy Statement.

     Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Certain Relationships and Related Transactions" and "Proxy Item 1: Election of Directors" of the 2009 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions "Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "Services Rendered by the Independent Registered Public Accounting Firm" of the 2009 Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

     The following consolidated financial statements of Ohio Valley appear in the 2008 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2008 and 2007 Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
  December 31, 2008, 2007 and 2006
Consolidated  Statements  of Cash Flows for the years ended  December  31, 2008,
  2007 and 2006
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statements

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
                                                        OHIO VALLEY BANC CORP.

Date: March    13   , 2009                        By:  /s/Jeffrey E. Smith
            --------                                   -------------------------
                                                       Jeffrey E. Smith
                                                       President and Chief
                                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2009 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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

/s/Robert E. Daniel                     Director
-----------------------------
Robert E. Daniel

/s/Roger D. Williams                    Director
-----------------------------
Roger D. Williams

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

   Exhibit Number                           Exhibit Description

         3(a) Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - not filed with the Ohio Secretary of State]: Incorporated herein by reference to Exhibit Exhibit 3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

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

         10.3 The Ohio Valley Bank Company Director Retirement agreement, dated December 28, 2007,between Jeffrey
                              E.  Smith  and  The   Ohio  Valley  Bank  Company:
                              Incorporated herein by reference to Exhibit 10.3 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

         10.4 Schedule A to Exhibit 10.3 identifying other identical Director Retirement agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

   Exhibit Number                           Exhibit Description

         10.5 The Ohio Valley Bank Company Salary Continuation agreement, dated January 12, 2004, between Jeffrey
                              E.  Smith  and  The   Ohio  Valley  Bank  Company:
                              Incorporated herein by reference to Exhibit 10.5 to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

         10.6(a) The Ohio Valley Bank Company Director Deferred Fee agreement, dated December 28, 2007,between Anna P. Barnitz and The Ohio Valley Bank Company:
                              Incorporated  herein  by reference to Exhibit 10.6
                              (a) to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

         10.6(b) The Ohio Valley Bank Company Executive Deferred Compensation agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank
                              Company:  Incorporated  herein  by   reference  to
                              Exhibit 10.6(b) to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

         10.7(a) Schedule A to Exhibit 10.6(a) identifying other identical Director Deferred Fee agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

         10.7(b) Schedule A to Exhibit 10.6(b) identifying other identical Executive Deferred Compensation agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:
                              Incorporated herein  by  reference to Exhibit 10.7
                              (b) to Ohio Valley's Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

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

         13 Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2008: Filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

         20                   Proxy  Statement  for  2009  Annual   Meeting   of
                              Shareholders: Incorporated herein by reference to the registrant's definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed.

   Exhibit Number                           Exhibit Description

         21                   Subsidiaries of Ohio Valley:  Filed herewith

         31.1 Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

         31.2 Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

         32 Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.