Form 10-Q
period 2009-03-31
OHIO VALLEY BANC CORP
filed 2009-05-11
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).
                                 |_| Yes     |_| No

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

The number of common shares of the registrant outstanding as of May 8, 2009 was 3,983,009.

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

           Notes to the Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........26

  Item 4.  Controls and Procedures............................................27

PART II - OTHER INFORMATION...................................................28

  Item 1.   Legal Proceedings.................................................28

  Item 1A.  Risk Factors......................................................28

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......28

  Item 3.   Defaults Upon Senior Securities...................................28

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

EXHIBIT INDEX.................................................................31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                            March 31,                  December 31,
                                                                              2009                        2008
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $       8,321               $        16,650
Federal funds sold                                                              ----                          1,031
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                            8,321                        17,681
Interest-bearing deposits in other financial institutions                      42,817                           611
Securities available-for-sale                                                  80,344                        75,340
Securities held-to-maturity
   (estimated fair value: 2009 - $16,315; 2008 - $17,241)                      16,025                        16,986
Federal Home Loan Bank stock                                                    6,281                         6,281
Total loans                                                                   633,559                       630,391
    Less: Allowance for loan losses                                            (7,704)                       (7,799)
                                                                        -----------------           -----------------
     Net loans                                                                625,855                       622,592
Premises and equipment, net                                                    10,548                        10,232
Accrued income receivable                                                       3,012                         3,172
Goodwill                                                                        1,267                         1,267
Bank owned life insurance                                                      18,311                        18,153
Other assets                                                                    9,183                         8,793
                                                                        -----------------           -----------------
          Total assets                                                  $     821,964               $       781,108
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $      96,934               $        85,506
Interest-bearing deposits                                                     557,247                       506,855
                                                                        -----------------           -----------------
     Total deposits                                                           654,181                       592,361
Securities sold under agreements to repurchase                                 27,292                        24,070
Other borrowed funds                                                           51,148                        76,774
Subordinated debentures                                                        13,500                        13,500
Accrued liabilities                                                            11,261                        11,347
                                                                        -----------------           -----------------
          Total liabilities                                                   757,382                       718,052

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares
  authorized; 2009 and 2008 - 4,642,748 shares issued)                          4,643                         4,643
Additional paid-in capital                                                     32,683                        32,683
Retained earnings                                                              42,007                        40,752
Accumulated other comprehensive income                                            961                           690
Treasury stock, at cost (2009 and 2008 - 659,739 shares)                      (15,712)                      (15,712)
                                                                        -----------------           -----------------
         Total shareholders' equity                                            64,582                        63,056
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $     821,964               $       781,108
                                                                        =================           =================

                 See notes to consolidated financial statements

                                        3

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                    Three months ended
                                                                                          March 31,
                                                                              2009                        2008
                                                                         ----------------           -----------------
Interest and dividend income:
     Loans, including fees                                               $      11,659             $       12,642
     Securities:
         Taxable                                                                   753                        796
         Tax exempt                                                                117                        141
     Dividends                                                                      71                         79
     Other Interest                                                                 11                         76
                                                                         ----------------           -----------------
                                                                                12,611                     13,734

Interest expense:
     Deposits                                                                    3,449                      4,886
     Securities sold under agreements to repurchase                                 22                        144
     Other borrowed funds                                                          588                        757
     Subordinated debentures                                                       272                        272
                                                                         ----------------           -----------------
                                                                                 4,331                      6,059
                                                                         ----------------           -----------------
Net interest income                                                              8,280                      7,675
Provision for loan losses                                                          848                        701
                                                                         ----------------           -----------------
     Net interest income after provision for loan losses                         7,432                      6,974

Noninterest income:
     Service charges on deposit accounts                                           625                        710
     Trust fees                                                                     55                         61
     Income from bank owned life insurance                                         200                        175
     Gain on sale of loans                                                         258                         45
     Loss on sale of other real estate owned                                      ----                        (41)
     Other                                                                         925                        634
                                                                         ----------------           -----------------
                                                                                 2,063                      1,584
Noninterest expense:
     Salaries and employee benefits                                              3,700                      3,429
     Occupancy                                                                     403                        386
     Furniture and equipment                                                       285                        235
     Data processing                                                               227                        265
     FDIC insurance                                                                285                         17
     Other                                                                       1,698                      1,420
                                                                         ----------------           -----------------
                                                                                 6,598                      5,752
                                                                         ----------------           -----------------

Income before income taxes                                                       2,897                      2,806
Provision for income taxes                                                         846                        841
                                                                         ----------------           -----------------

NET INCOME                                                               $       2,051              $       1,965
                                                                         ================           =================

Earnings per share                                                       $         .51              $         .48
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
--------------------------------------------------------------------------------

                                                                                    Three months ended
                                                                                          March 31,
                                                                               2009                        2008
                                                                         -----------------           -----------------
Balance at beginning of period                                           $    63,056                 $    61,511

Comprehensive income:
     Net income                                                                2,051                       1,965
     Change in unrealized loss
      on available-for-sale securities                                           411                       1,410
     Income tax effect                                                          (140)                       (479)
                                                                         -----------------           -----------------
         Total comprehensive income                                            2,322                       2,896

Cash dividends                                                                  (796)                       (774)

Shares acquired for treasury                                                    ----                        (586)

Cumulative-effect adjustment in adopting EITF No. 06-04                         ----                      (1,079)
                                                                         -----------------           -----------------

Balance at end of period                                                 $    64,582                 $    61,968
                                                                         =================           =================

Cash dividends per share                                                 $      0.20                 $      0.19
                                                                         =================           =================

Shares from common stock issued
     through dividend reinvestment plan                                         ----                           1
                                                                         =================           =================

Shares acquired for treasury                                                    ----                      23,328
                                                                         =================           =================

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                             (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    Three months ended
                                                                                          March 31,
                                                                             2009                          2008
                                                                        ---------------               ---------------
Net cash provided by operating activities:                              $    2,701                    $    2,669

Investing activities:
     Proceeds from maturities of securities available-for-sale               3,842                        11,089
     Purchases of securities available-for-sale                             (8,498)                       (2,944)
     Proceeds from maturities of securities held-to-maturity                   999                           449
     Purchases of securities held-to-maturity                                  (40)                       (3,060)
     Change in interest-bearing deposits in other financial                (42,206)                          126
     institutions
     Net change in loans                                                    (4,254)                        2,991
     Proceeds from sale of other real estate owned                              53                           141
     Purchases of premises and equipment                                      (577)                         (111)
                                                                        ---------------               ---------------
         Net cash provided by (used in) investing activities               (50,681)                        8,681

Financing activities:
     Change in deposits                                                     61,820                        22,262
     Cash dividends                                                           (796)                         (774)
     Purchases of treasury stock                                              ----                          (586)
     Change in securities sold under agreements to repurchase                3,222                       (10,347)
     Proceeds from Federal Home Loan Bank borrowings                          ----                         7,000
     Repayment of Federal Home Loan Bank borrowings                         (3,001)                       (7,010)
     Change in other short-term borrowings                                 (22,625)                       (5,111)
                                                                        ---------------               ---------------
         Net cash provided by (used in) financing activities                38,620                         5,434
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                         (9,360)                       16,784
Cash and cash equivalents at beginning of period                            17,681                        16,894
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $    8,321                    $   33,678
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $    5,645                    $    7,120
     Cash paid for income taxes                                                280                            70
     Non-cash transfers from loans to other real estate owned                  143                           340

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2009, and its results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2009. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2008 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 3,983,009 and 4,060,585 for the three months ended March 31, 2009 and 2008, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

RECENTLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. Park will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP 157-4.

Interim Disclosures about Fair Value of Financial Instruments: On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Park will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 107-1 and APB 28-1.

Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Park will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 115-2 and FAS 124-2.

RECLASSIFICATIONS:   Certain  items  related  to  the   consolidated   financial
statements for 2008 have been reclassified to conform to the presentation for 2009. These reclassifications had no effect on the net results of operations.

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

Impaired  Loans:  Some  impaired  loans are  reported  at the fair  value of the
underlying  collateral  adjusted  for  selling  costs.   Collateral  values  are
estimated using Level 3 inputs based on third party appraisals.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                          Fair Value Measurements at March 31, 2009, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Securities Available-For-Sale               ----                  $ 80,344              ----

                                        Fair Value Measurements at December 31, 2008, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Securities Available-For-Sale               ----                  $ 75,340              ----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

                                          Fair Value Measurements at March 31, 2009, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Impaired Loans                              ----                     ----            $10,634

                                        Fair Value Measurements at December 31, 2008, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:

Impaired Loans                              ----                     ----            $ 1,182

Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $21,597 at March 31, 2009. The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $14,131, resulting in a specific valuation allowance of $3,497. At December 31, 2008, impaired loans had a carrying amount of $8,099. The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $2,586, resulting in a specific valuation allowance of $1,404. The specific valuation allowance for those loans has increased from $1,404 at December 31, 2008 to $3,497 at March 31, 2009.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                         March 31, 2009        December 31, 2008
                                       -----------------       -----------------
         Residential real estate         $  243,019               $  252,693
         Commercial real estate             205,886                  198,559
         Commercial and industrial           47,415                   44,824
         Consumer                           129,202                  126,911
         All other                            8,037                    7,404
                                       -----------------       -----------------
                                         $  633,559               $  630,391
                                       =================       =================

At March 31, 2009 and December 31, 2008, loans on nonaccrual status were approximately $4,326 and $3,396, respectively. Loans past due more than 90 days and still accruing at March 31, 2009 and December 31, 2008 were $1,691 and $1,878, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the three-month periods ended March 31:

                                                                         2009                 2008
                                                                     -----------           -----------
Balance - January 1,                                                   $ 7,799               $  6,737
Loans charged off:
     Commercial (1)                                                        157                    176
     Residential real estate                                               561                     80
     Consumer                                                              480                    555
                                                                     -----------           -----------
         Total loans charged off                                         1,198                    811
Recoveries of loans:
     Commercial (1)                                                       ----                     93
     Residential real estate                                                 2                      3
     Consumer                                                              253                    175
                                                                     -----------           -----------
         Total recoveries of loans                                         255                    271
                                                                     -----------           -----------
Net loan charge-offs                                                      (943)                  (540)

Provision charged to operations                                            848                    701
                                                                     -----------           -----------
Balance -  March 31,                                                   $ 7,704                $ 6,898
                                                                     ===========           ===========

Information regarding impaired loans is as follows:

                                                                     March 31,           December 31,
                                                                       2009                 2008
                                                                  --------------        --------------
     Balance of impaired loans                                    $    21,597           $    8,099

     Less portion for which no specific
         allowance is allocated                                         7,466                5,513
                                                                  --------------        --------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $    14,131           $    2,586
                                                                  ==============        ==============

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     3,497           $    1,404
                                                                  ==============        ==============

     Average investment in impaired loans year-to-date            $    21,806           $    9,027
                                                                  ==============        ==============

(1) Includes commercial and industrial and commercial real estate loans.

Interest recognized on impaired loans was $466 and $84 for the three-month periods ended March 31, 2009 and 2008, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
              WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.79% of total loans were unsecured at March 31, 2009, unchanged from December 31, 2008.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these instruments are not included in the consolidated financial statements. At March 31, 2009, the contract amounts of these instruments totaled approximately $76,823, compared to $77,940 at December 31, 2008. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2009 and December 31, 2008 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, promissory notes and Federal Reserve Bank ("FRB") Notes.

                                             FHLB                 Promissory             FRB
                                          Borrowings                Notes               Notes             Totals
                                     --------------------     -----------------    ---------------   ----------------
March 31, 2009...............         $      45,163            $        5,214       $       771       $      51,148
December 31, 2008............         $      68,715            $        5,479       $     2,580       $      76,774

Pursuant to collateral agreements with the FHLB, advances are secured by $228,745 in qualifying mortgage loans and $6,281 in FHLB stock at March 31, 2009. Fixed rate FHLB advances of $45,163 mature through 2033 and have interest rates ranging from 2.13% to 6.62%. There were no variable rate FHLB borrowings at March 31, 2009.

At March 31, 2009, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $60,000 available on this line of credit at March 31, 2008.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $169,441 at March 31, 2009.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 2.00% to 4.50% and are due at various dates through a final maturity date of November 12, 2010. A total of $3,191 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. The interest rate for the Company's FRB notes was 0.00% at March 31, 2009, unchanged from December 31, 2008. Various investment securities from the Bank used to collateralize the FRB notes totaled $5,605 at March 31, 2009 and $45,850 at December 31, 2008.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $41,900 at March 31, 2009 and $45,850 at December 31, 2008.

Scheduled principal payments over the next five years:

                                           FHLB                 Promissory             FRB
                                        Borrowings                Notes               Notes               Totals
                                   -------------------      -----------------    ---------------    -----------------
Year Ended 2009                     $     13,004             $       3,833        $       771        $      17,608
Year Ended 2010                           26,005                     1,381               ----               27,386
Year Ended 2011                            6,006                      ----               ----                6,006
Year Ended 2012                                6                      ----               ----                    6
Year Ended 2013                                6                      ----               ----                    6
Thereafter                                   136                      ----               ----                  136
                                    -------------------      -----------------    ---------------    -----------------
                                    $     45,163             $       5,214        $       771        $      51,148
                                    ===================      =================    ===============    =================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities
Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to, the risk factors discussed in Part I, Item 1A of Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Ohio Valley's other securities filings. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

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

For the three months ended March 31, 2009, net income increased by $86, or 4.4%, compared to the same quarterly period in 2008, to finish at $2,051. Earnings per share for the first quarter of 2009 increased $.03, or 6.3%, compared to the same quarterly period in 2008, to finish at $.51 per share. Earnings per share growth for the quarterly period ending March 31, 2009 continues to exceed the nominal dollar net income growth pace due to the Company's stock repurchase program, with increases in treasury stock repurchases from a year ago lowering the weighted average number of common shares outstanding. The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both increased to 1.02% and 13.13% at March 31, 2009, as compared to 1.00% and 13.10%, respectively, at March 31, 2008. The Company's growth in earnings during the first three months of 2009 was accomplished primarily by: 1) net interest income expansion of 7.9% as a result of the lower short-term interest rate environment initiated by the Federal Reserve Bank, and 2) noninterest income improvement of 30.2% over 2008's first three months due to the increased transaction volume related to the Company's gain on sale of loans to the secondary market and seasonal tax clearing services performed in the first quarter of 2009.

The consolidated total assets of the Company increased $40,856, or 5.2%, during the first three months of 2009 as compared to year-end 2008, to finish at $821,964. This improvement in assets was led by an increase in the Company's interest-bearing deposits in other financial institutions, which increased $42,206 from year-end 2008, largely from the deployment of interest- and non-interest bearing deposit liability growth. The Company's loan portfolio also experienced an increase from year-end 2008, growing 0.5%, a relatively stable growth pace. This mild increase came primarily from its commercial loan portfolio, which includes commercial real estate and commercial and industrial loans. Historical low interest rates have created an increasing demand for consumers to refinance their existing mortgage loans. This has led to a significant increase in the volume of real estate loans sold to the secondary market, which has caused a corresponding decrease to the Company's residential real estate loan portfolio, which was down 3.8% from year-end 2008. Furthermore, the Company's residential real estate loan portfolio continues to be challenged by various economic trends that have had a negative impact on consumer spending. New purchases of U.S. Government sponsored entity securities led the increase in the Company's investment securities. While the demand for loans was minimal during the first three months of 2009, the Company was able to benefit from growth in its total deposit liabilities of $61,820 from year-end 2008. Interest-bearing deposit liability growth was led by surges in the Company's wholesale deposits of $32,617, public fund NOW balances of $12,934 and Market Watch balances of $8,340, all up from year-end 2008. Furthermore, the Company's noninterest-bearing demand deposits increased $11,428 from year-end 2008. The total deposits retained from year-end 2008 were partially used to fund the repayments of other borrowed funds, which decreased $25,626 from year-end 2008. The excess liquidity created by the growth in total deposits will continue to be used as funding sources for potential earning asset growth during 2009.

                                  Comparison of
                               Financial Condition
                     at March 31, 2009 and December 31, 2008

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2009 compared to December 31, 2008. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and non-interest bearing balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At March 31, 2009, cash and cash equivalents had decreased $9,360, or 52.9%, to $8,321 as compared to $17,681 at December 31, 2008. This was largely the result of increased loan balances and investment security purchases during the first quarter of 2009. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Interest-Bearing Deposits in Other Financial Institutions

At March 31, 2009, the Company had a total of $42,817 invested as interest-bearing deposits in other financial institutions, an increase from only $611 at December 31, 2008. This increase is largely the result of the Company's excess liquidity position due to excess deposit liability growth. Historically, the Company has typically invested its excess funds with various correspondent banks in the form of federal funds sold, a common strategy performed by most banks. Beginning in the fourth quarter of 2008, the Company began shifting its emphasis of maintaining its excess liquidity from federal funds sold to its existing clearing account on hand at the Federal Reserve Bank. During this period in 2008, the Federal Reserve Board announced that it would begin paying interest on depository institutions' required and excess reserve balances. The interest rate paid on both the required and excess reserve balances will be based on the targeted federal funds rate established by the Federal Open Market Committee. As of the filing date of this report, the interest rate calculated by the Federal Reserve was 0.25%. Prior to this, the Federal Reserve Bank balances held by the Company were non-interest bearing. This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently targeting a range of 0.0% to 0.25%. Furthermore, Federal Reserve Bank balances are 100% secured.

Securities

During the first three months of 2009, investment securities increased $4,043 to finish at $96,369, an increase of 4.4% as compared to year-end 2008. The Company's investment securities portfolio consists of mortgage-backed securities, U.S. Government sponsored entity ("GSE") securities and obligations of states and political subdivisions. GSE securities increased $8,212, or 25.8%, as a result of two large purchases in March 2009. In addition to attractive yield opportunities and a desire to increase diversification within the Company's securities portfolio, GSE securities have also been used to satisfy pledging requirements for repurchase agreements. At March 31, 2009, the Company's repurchase agreements increased 13.4%, increasing the need to secure these balances. This increase was partially offset by decreases in both mortgage-backed securities and obligations of states and political subdivisions, which were down $3,209, or 7.4%, and $960, or 5.7%, respectively, from year-end 2008. Mortgage-backed securities continue to make up the largest portion of the Company's investment portfolio, totaling $40,305, or 41.8% of total investments at March 31, 2009. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. However, with the current interest rate environment, the cash flow is being reinvested at lower rates. Principal repayments from mortgage-backed securities totaled $3,844 from January 1, 2009 through March 31, 2009. For the remainder of 2009, the Company's focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. During the first three months of 2009, total loans increased $3,168, or 0.5%, from year-end 2008. Higher loan balances were mostly influenced by total commercial loans, which were up $9,918, or 4.1%, from year-end 2008. The Company's commercial loans include both commercial real estate and commercial and industrial loans. Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial and industrial loan portfolio, up $2,591, or 5.8%, from year-end 2008, consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate, the Company's largest segment of commercial loans, increased $7,327, or 3.7%. This segment of loans is mostly secured by commercial real estate and rental property. Commercial real estate consists of loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. The commercial loan portfolio, including participation loans, consists primarily of rental property loans
(24.6% of portfolio), medical industry loans (11.9% of portfolio), land development loans (8.5% of portfolio), and hotel and motel loans (8.0% of portfolio). During the first three months of 2009, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Franklin counties of Ohio, which accounted for 76.0% of total originations. The growing West Virginia markets also accounted for 11.1% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2009.

Also contributing to the loan portfolio increase were consumer loans, which were up $2,291, or 1.8%, from year-end 2008. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The increase in consumer loans came mostly from the Company's automobile indirect lending segment, which increased $2,143, or 7.9%, from year-end 2008. The automobile lending segment continues to represent the largest portion of the Company's consumer loan portfolio, representing 22.6% of total consumer loans at March 31, 2009. Prior to 2009, the Company's indirect automobile segment was on a declining pace due to the growing economic factors that had weakened the economy and consumer spending. During this time, the Company's loan underwriting process and interest rates offered on indirect automobile opportunities struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment. As the economy continues to be challenged, these banks and captive finance companies that once were successful in getting the majority of the indirect automobile opportunities are now struggling because of the losses they have had to absorb as well as the overall decrease in demand for auto loans. As a result, these businesses have had to tighten their operations and underwriting processes which have allowed the Company to compete better for a larger portion of the indirect business within its local markets. Furthermore, the Company has added several new auto dealer relationships that have contributed to more business opportunities in 2009.

Further enhancing the growth in indirect auto loan balances were increases in the Company's tax refund anticipation loans ("RAL"). RAL loans are short-term cash advances against a customer's anticipated income tax refund. At March 31, 2009, the Company had $2,210 in RAL balances as compared to $828 at March 31, 2008, an increase of $1,382, or 166.9%. Since the terms of RAL loans are short in nature, continued loan payoffs should leave minimal balances remaining by year-end 2009.

The remaining consumer loan products not discussed above were collectively down $1,234, which included general decreases in loan balances from mobile homes, all-terrain vehicles and recreation vehicles. While the total consumer loan portfolio was up from year-end 2008, management will continue to place more emphasis on other loan portfolios (i.e. residential real estate and commercial) that will promote increased profitable loan growth and higher returns. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Management believes that the volume of indirect automobile opportunities have begun to stabilize and does not anticipate any significant growth during the remaining fiscal year of 2009.

Generating residential real estate loans remains a key focus of the Company's lending efforts. Residential real estate loan balances comprise the largest portion of the Company's loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first three months of 2009, total residential real estate loan balances decreased $9,674, or 3.8%, from year-end 2008 to total $243,019. During the end of 2008 and first quarter of 2009, long-term interest rates decreased to historic low levels that prompted a significant surge of demand for these types of long-term fixed-rate real estate loan products. At March 31, 2009, the 30-year treasury rate was 3.56%, compared to 4.30% from a year ago, a decrease of 74 basis points. Consumers wanted to take advantage of securing their mortgage with a low rate and reducing their monthly costs. To help manage interest rate risk and satisfy demand for longer-termed, fixed-rate real estate loans, the Company gained significant opportunities during the first quarter of 2009 to originate and sell fixed-rate mortgages to the secondary market. During the first quarter of 2009, the Company sold $22,131 in loans as compared to $11,704 in secondary market loans that were sold during the entire year of 2008. The increased volume of loans sold to the secondary market contributed to growth in real estate origination fees and higher gains on sale revenue in 2009 as compared to 2008. The increase in demand for real estate refinancings combined with the Company's emphasis on selling loans to the secondary market to manage interest rate risk has led to a decrease in the Company's longer-termed, fixed-rate real estate loans, which were down $7,627, or 4.1%, from year-end 2008. Terms of these fixed-rate loans include 15-, 20- and 30-year periods. This also contributed to a lower balance of the Company's one-year adjustable-rate mortgages, which were down $2,757, or 8.3%, from year-end 2008.

The remaining real estate loan portfolio balances increased $710 primarily from the Company's other variable rate products. The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loan production to the secondary market.

The Company recognized an increase of $633 in other loans from year-end 2008. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in state and municipal loans of $559.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has limited the lending opportunities within the Company's market locations. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will continue to remain consistent in its approach to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio. The Company expects total loan growth in 2009 to be challenged, with volume to continue at a stable-to-declining pace throughout the rest of the year.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first three months of 2009, the Company's allowance for loan losses remained relatively stable, finishing at $7,704, as compared to $7,799 at year-end 2008. This stable level of reserves was, in part, due to the mild pace of growth within the Company's loan portfolio, up just 0.5% from year-end 2008. Nonperforming loans at March 31, 2009 totaled 0.95% of total portfolio loans, an increase from the December 31, 2008 ratio of 0.84%. Nonperforming loans increased $743, or 14.1%, to finish at $6,017 at March 31, 2009 as compared to year-end 2008. Of the nonperforming loans at March 31, 2009, about 71% were real estate secured. The increase in nonperforming loans was mostly related to two real estate mortgage borrowers with payment performance difficulties that were placed on nonaccrual during March 2009. These two troubled credits also impacted the Company's nonperforming assets, which increased $833, or 8.4%, to finish at $10,801 at March 31, 2009 as compared to year-end 2008. Approximately 0.50% of nonperforming assets is related to one large commercial borrowing classified as other real estate owned ("OREO").

During the first quarter of 2008, the Company experienced problems with one of its commercial borrowers that was unable to meet the debt requirements of its loans. During this time, the Company stopped recognizing interest income on the loans, reversed all interest that had been accrued and unpaid and classified the loans as nonperforming. During the second quarter of 2008, continued analysis of these loans was performed, which included the reviews of updated appraisals that reflected a decline in market values due to deteriorating market conditions. This analysis, along with continued loan deterioration of this large commercial borrower, prompted management to charge down the loan by $750, including estimated costs to sell, to the estimated fair value of the collateral. Subsequently, the Company transferred approximately $4,214 in loans to OREO as a result of reaching a settlement agreement with the borrower that included the Bank receiving deeds in lieu of foreclosure. The Company's ratio of nonperforming assets, which include these OREO properties, to total assets equated to 1.31% at March 31, 2009, an increase from 1.28% at year-end 2008.
Excluding the aforementioned large commercial borrowing classified as OREO, nonperforming assets to total assets would equal 0.80%. Both nonperforming loans and nonperforming assets at March 31, 2009 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

In addition to the nonperforming loans and nonperforming assets discussed above, there was $21,597 of loans held by the Company at March 31, 2009 classified as impaired, or for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. These impaired loans reflect the distinct possibility that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Although these loans have been identified as potential problem loans, they may never become delinquent or classified as non-performing. Impaired loans are considered in the determination of the overall adequacy of the allowance for loan losses.

During the first three months of 2009, net charge-offs totaled $943, which were up $403 from the same period in 2008, in large part due to one residential real estate loan. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company's liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets. The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources such as brokered and network certificates of deposit ("CD") balances as an alternative funding source to efficiently manage the net interest margin. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first three months of 2009, total deposits were up $61,820, or 10.4%, from year-end 2008. The change in deposits came primarily from an increase in the Company's interest-bearing time deposits, interest-bearing demand deposits and money market deposit balances.

Core relationship deposits are considered by management as a primary source of the Bank's liquidity. The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors. As a result, the Bank's core customer relationship strategy has resulted in a higher percentage of its deposits being held in NOW accounts, money market accounts, and noninterest-bearing demand accounts from year-end 2008, while a lesser percentage has resulted in retail time deposits from year-end 2008.

Deposit growth came mostly from time deposits, which increased $24,025, or 7.8%, from year-end 2008. Time deposits, particularly CD's, are the most significant source of funding for the Company's earning assets, making up 50.7% of total deposits. With loan balances maintaining a relatively stable growth pace, up just 0.5% from year-end 2008, there has not been an aggressive need to deploy time deposits as a funding source. As market rates have aggressively lowered since September 2007, the Company has seen the cost of its retail CD balances reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates. This lagging effect has caused the interest rates on the Company's retail CD portfolio to stabilize and become comparable to the interest rate offerings of its alternative funding source, wholesale fund deposits. As market rates have fallen considerably from a year ago, the Bank's CD customers have been more likely to consider re-investing their matured CD balances with other institutions offering the most attractive rates. This has led to an increased maturity runoff within its "customer relation" retail CD portfolio. Furthermore, with the significant downturn in economic conditions, the Bank's CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid. As a result, the Company has experienced a shift within its time deposit portfolio, with retail CD balances decreasing $8,592 from year-end 2008, while utilizing more wholesale funding deposits (i.e., brokered and network CD issuances), which increased $32,617 from year-end 2008. The Bank increased its use of brokered deposits during the previous two quarters with laddered maturities into the future. This trend of utilizing brokered CD's selectively based on maturity and interest rate opportunities not only fits well with management's strategy of funding the balance sheet with low-costing wholesale funds, but it also assists to support the interest rate risks associated with loan originations of longer-term fixed rate mortgages experienced during the first quarter of 2009.

Further enhancing deposit growth were interest-bearing NOW account balances, which increased $13,124, or 37.9%, during the first three months of 2009 as compared to year-end 2008. This growth was largely driven by a $12,934 increase in public fund balances related to the collection of real estate taxes by local municipalities who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal real estate tax collections are short-term in nature and typically decrease in the second quarter. Further growth to public fund NOW accounts came from increased balances related to the local city and county school construction projects currently in process within Gallia County, Ohio.

Also contributing to growth in deposits were money market deposit balances, increasing $9,079, or 10.6%, during the first three months of 2009 as compared to year-end 2008. This increase was primarily driven by the Company's Market Watch money market account product. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers. With an added emphasis on further building and maintaining core deposit relationships, the Company began marketing a special six-month introductory rate offer of 3.00% APY during the first quarter of 2009 that would be for new Market Watch accounts. This special offer has been well received by the Bank's customers and contributed to most of the money market year-to-date increase in 2009. As of March 31, 2009, this program had gathered $90,348 in deposits, including $8,340 in the first quarter of 2009, a 10.2% increase from the balances at year-end 2008.

The Company's interest-free funding source, noninterest bearing demand deposits, also increased $11,428, or 13.4%, from year-end 2008. This increase was largely from growth in the Bank's business checking accounts, particularly with two accounts used in the facilitation of tax refund checks and deposits discussed later within the caption titled "Noninterest Income". These balances, which are seasonal in nature, are expected to stabilize during the second quarter of 2009.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth. The Company will continue to emphasize growth in its core deposits as well as to utilize its wholesale CD funding sources during the remainder of 2009, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were up $3,222, or 13.4%, from year-end 2008. This increase was mostly due to seasonal fluctuations of two commercial accounts in the first three months of 2009.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first three months of 2009, other borrowed funds were down $25,626, or 33.4%, from year-end 2008. Management used the growth in deposit proceeds to repay FHLB borrowings during the first three months of 2009. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at March 31, 2009 of $64,582 was up $1,526, or 2.4%, as compared to the balance of $63,056 on December 31, 2008. Contributing most to this increase was year-to-date net income of $2,051 partially offset by cash dividends paid of $797, or $.20 per share, year-to-date. The Company had treasury stock totaling $15,712 at March 31, 2009, unchanged from year-end 2008. The Company may repurchase additional common shares from time to time as authorized by its stock repurchase program. Most recently, the Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 16, 2009 and February 15, 2010. As of March 31, 2009, all 175,000 shares were still available to be repurchased pursuant to that authorization.

                                  Comparison of
                         Results of Operations for the
                      Quarter Ended March 31, 2009 and 2008

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly periods ended March 31, 2009 compared to the same periods in 2008. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the first quarter of 2009, net interest income increased $605, or 7.9%, as compared to the same quarterly period in 2008. The increase in quarterly net interest income is primarily due to an expanding net interest margin caused by lower funding costs.

Total interest income decreased $1,123, or 8.2%, during the first quarter of 2009 as compared to the same period in 2008. This drop in interest earnings was largely due to a decrease in the yields earned on average earning assets during the first quarter of 2009 as compared to the same period in 2008. The average yield on earning assets for the three months ended March 31, 2009 decreased 79 basis points to 6.70% as compared to 7.49% during the same period in 2008. This negative effect reflects the decrease in short-term interest rates since September of 2007. Partially offsetting the asset yield decreases were positive contributions from growth in the Company's average earning assets, up $25,260, or 3.4%, during the first quarter of 2009 as compared to the same period in 2008. The growth in average earning assets was largely comprised of interest-bearing deposits in other financial institutions. Further contributing to interest revenue was addional fee income from increased originations of the Company's RAL loans. The Company's participation with a third party tax software provider has given the Bank the opportunity to make RAL loans during the tax refund loan season, typically from January through March. RAL loans are short-term cash advances against a customer's anticipated income tax refund. Through the first three months of 2009, the Company had recognized $390 in RAL fees as compared to $214 during the same period in 2008, an increase of $176, or 82.2%.

Although the Company's residential real estate loan balances have decreased 3.8% from year-end 2008, additional contributions to interest revenue also came from real estate fees. During the end of 2008 and entering 2009, the nation's long-term interest rates that are tied to fixed-rate mortgages became increasingly affordable. At March 31, 2009, the 30-year treasury rate was 3.56% as compared to 4.30% from a year ago, a decrease of 74 basis points. This was responsible for a significant increase in the demand for real estate refinancings that would allow consumers to take advantage of historical low rates. This also allowed the Company to originate a significant volume of real estate loans that were sold to the secondary market. Both the significant volume of refinancings and secondary market loan originations resulted in the Company's real estate fees increasing $120, or 93.4%, during the first quarter of 2009 as compared the first three months of 2008.

In relation to lower earning asset yields, the Company's total interest expense decreased $1,728, or 28.5%, for the first quarter of 2009 as compared to the first quarter of 2008, as a result of lower interest-bearing liability costs. Since September 2007, the Federal Reserve has reduced the target Federal Funds rate 500 basis points to where it currently is at a range of 0.0% to 0.25%. That reduction has caused a corresponding downward shift in short-term interest rates, and most recently had an impact in lowering longer-term rates. The Bank has maintained a liability-sensitive balance sheet, which has been positioned so that there were more interest-bearing liabilites subject to repricing than interest rates on loans. As a result, interest paid on liabilities decreased more than interest earned on assets. The short-term rate decreases impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts. Interest rates on CD balances will continue to reprice at lower rates (as a lagging effect to the Federal Reserve action to drop the Federal Funds rate), which will continue to lower funding costs and improve the net interest margin for the remainder of 2009. As a result of the decrease in rates from September 2007, the Bank's total weighted average funding costs have decreased 104 basis points from March 31, 2008 to March 31, 2009.

As a result of lower funding costs, increased RAL and real estate fees, the Company's net interest margin increased 21 basis points from 4.21% to 4.42% for the first quarter of 2009 as compared to the first quarter of 2008. The net interest margin is expected to benefit for the remainder of 2009, but not to the extent the net interest margin improved during 2008, as interest rate liability repricings are continuing to stabilize. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under significant stress due to declining real estate values and asset impairment. The Federal Reserve's most recent actions of decreasing the prime rate in the fourth quarter of 2008 by 175 basis points, including a 75 basis point drop in December 2008, was necessary to take steps in repairing the recessionary problems and promote economic stability. However, there can be no assurance of additional future rate cuts during the remainder of 2009 as changes in market interest rates are dependent upon a variety of factors that are beyond the Company's control. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Credit risk is inherent in the business of originating loans. The Company sets aside an allowance for loan losses through charges to income, which are reflected in the consolidated statement of income as the provision for loan losses. This provision charge is recorded to achieve an allowance for loan losses that is adequate to absorb losses probable and incurred in the Company's loan portfolio. Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. Provision expense increased $147, or 21.0%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase in provision expense was impacted by a $373, or 69.1%, increase in net charge-offs during the first quarter of 2009 as compared to the first quarter of 2008. The increase in net charge-offs was mostly from residential real estate loan balances.

Management believes that the allowance for loan losses was adequate at March 31, 2009 and reflective of probable losses in the portfolio. The allowance for loan losses was 1.22% of total loans at March 31, 2009, relatively stable from the allowance level as a percentage of total loans of 1.24% at December 31, 2008. This 2 basis point decrease in the allowance for loan loss was largely due to a decrease in specific allocations. As part of the allowance for loan loss determination, specific allocations based on the probability of loan loss were estimated at December 31, 2008. During the first three months of 2009, a portion of these estimated allocations were unused due to differences in actual realized values versus management estimates. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended March 31, 2009 was $2,063, an increase of $479, or 30.2%, over the same period in 2008. These results were impacted mostly by seasonal tax refund processing fees and gains on sale of secondary market real estate loans partially offset by a decrease in the Bank's service charge fees on deposit accounts.

Noninterest revenue growth was mostly led by tax refund processing fees classified as other noninterest income. As mentioned previously, the Company began its participation in a new tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider. The Company is one of a limited number of financial institutions throughout the U.S. that facilitates tax refunds through its relationship with this tax software provider. During the first three months of 2009, the Company's tax refund processing fees increased by $239, or 108.1%, over the same period in 2008. As a result of tax refund processing fee activity being mostly seasonal, tax refund processing fees are estimated to be minimal during the remaining periods of 2009.

To help manage consumer demand for longer-termed, fixed-rate real estate mortgages, the Company has taken additional opportunities to sell some real estate loans to the secondary market. Through March 31, 2009, the Company has sold 155 loans totaling $22,131 to the secondary market as compared to 46 loans totaling $11,704 during the entire fiscal year of 2008. Historic low interest rates related to long-term fixed-rate mortgage loans have caused consumers to refinance existing mortgages in order to reduce their monthly costs. Despite the low level of home sales, consumers are selectively purchasing real estate while locking in low long-term rates. This volume increase in loan sales has contributed to the first quarter growth in income on sale of loans, which was up $213, or 473.3%, during the first three months of 2009, as compared to the same periods in 2008. The Company anticipates this revenue from secondary market loan sales will stabilize during the remaining periods of 2009.

Growth in noninterest income also came from a decrease in the loss on sale of OREO. This income was the result of higher OREO losses experienced in last year's 2008 first quarter of $41, which were primarily the result of a loss incurred on the sale of one large real estate property during that time. There currently have been minimal OREO losses recorded during the first three months of 2009.

Partially offsetting noninterest income growth was a decrease in the Bank's service charge fees on deposit accounts, which lowered by $85, or 12.0%. This was in large part due to a lower volume of overdraft balances, as customers presented fewer checks against non-sufficient funds during the first three months of 2009, as compared to the same periods in 2008.

The total of all remaining noninterest income categories increased $71 during the first quarter of 2009 as compared to the first quarter of 2008. The total growth in noninterest income demonstrates management's desire to leverage technology to enhance efficiency and diversify the Company's revenue sources.

Noninterest Expense

Noninterest expense during the first quarter of 2009 increased $846, or 14.7%, as compared to the same period in 2008. Contributing most to the growth in overhead expense was salaries and employee benefits, the Company's largest noninterest expense item, which increased $271, or 7.9%, for the first quarter of 2009 as compared to the same period in 2008. The increase was largely due to increased annual cost of living salary increases, higher accrued incentive costs and a higher full-time equivalent ("FTE") employee base. The Company's FTE employees increased at March 31, 2009 to 264 employees on staff as compared to 253 employees at March 31, 2008.

Further contributing to noninterest expense growth was increases in the Company's FDIC insurance expense, which totaled $285 for the quarter ended March 31, 2009 as compared to just $17 for the quarter ended March 31, 2008, an increase of $268. This increase was in large part due to the Company's share of a one-time assessment credit being fully utilized by June 30, 2008. With the elimination of this credit, the Company entered the third quarter of 2008 with its deposits being assessed at a rate close to 7 basis points. In December 2008, the FDIC issued a rule increasing deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009 by an additional 7 basis points on an annual basis. On February 27, 2009, the FDIC announced adoption of an interim final rule imposing a one-time special assessment equal to 20 basis points of an institution's assessment base on June 30, 2009, which will be collected on September 30, 2009. The rule further provides for possible additional special assessments of up to 10 basis points. The one-time assessment has attracted significant attention and may be decreased from 20 basis points to a lower assessment rate. A final determination on the rate of the one-time emergency special assessment is expected near the end of June 2009. As a result of this special assessment, the Company anticipates its FDIC insurance expense to significantly increase in 2009 from its already increasing levels of 2008.

Increases in the Company's other noninterest expenses were realized during the first three months of 2009, increasing $278, or 19.6%, as compared to the same period in 2008. Leading the growth in this area was increases to the Company's telecommunications costs, which increased $106, or 80.3%, during the first quarter of 2009 as compared to the same period in 2008. During the second half of 2008, the Company improved the communication lines between all of its branches to achieve faster relay of information and increase work efficiency. This investment upgrade of communication lines has equated to a $35 per month cost. Other noninterest expense increases also came from the Bank's loan expense, which increased $70 during the first quarter of 2009 as compared to the same period in 2008. This was due to the larger than normal volume of recovered foreclosure costs that were recorded during the first quarter of 2008.

Overhead expenses were also impacted by occupancy, furniture and equipment costs, which increased $67, or 10.8%, during the first quarter of 2009 as compared to the same period in 2008. This was in large part due to the complete replacements of all of the Company's automated teller machines ("ATM") during the second half of 2008. The investment of over $500 was necessary to upgrade each ATM location with more current equipment to better service customer needs. All ATM's had been fully replaced by the end of 2009's first quarter, with depreciation commencing on most of these assets beginning January 2009.

Partially offsetting increases to noninterest expense were decreases in data processing costs. The Company continues to incur monthly costs from the Bank's use of technology to better serve the convenience of its customers, which includes ATM, debit and credit cards, as well as various online banking products, including net teller and bill pay. During the first quarter of 2009, data processing expenses decreased $38, or 14.3%, as compared to the same period in 2008. The decrease was due to the successful re-negotiation of the Bank's monthly data processing costs in 2008. The negotiations for lower monthly processing charges were finalized in the third quarter of 2008 and decreased the monthly data processing costs by more than $15 per month beginning with the August 2008 bill.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue. However, the recent developments with rising FDIC insurance expense has contributed to higher overhead expense levels that have outpaced revenue levels which have caused the efficiency ratio to increase from 61.38% at March 31, 2008 to 63.17% at March 31, 2009.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios              Regulatory
                                    3/31/09            12/31/08         Minimum
                                    -------            --------       ----------

Tier 1 risk-based capital            12.2%               12.2%            4.00%

Total risk-based capital ratio       13.4%               13.5%            8.00%

Leverage ratio                        9.3%                9.7%            4.00%

Cash dividends paid of $797 during the first three months of 2009 represent a 3.0% increase over the cash dividends paid during the same period in 2008. The quarterly dividend rate increased from $0.19 per share in 2008 to $0.20 per share in 2009. The dividend rate has increased in proportion to the consistent growth in retained earnings. At March 31, 2009, approximately 81% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $132,307 represented 16.1% of total assets at March 31, 2009. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At March 31, 2009, the Bank could borrow an additional $82,000 from the FHLB. The Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

The Company's Asset/Liability Committee monitors and manages IRR within Board approved policy limits. The current IRR policy limits anticipated changes in net interest income to an instantaneous increase or decrease in market interest rates over a 12 month horizon to +/- 5% for a 100 basis point rate shock, +/- 7.5% for a 200 basis point rate shock and +/- 10% for a 300 basis point rate shock. Based on the level of interest rates, management did not test interest rates down 200 or 300 basis points.

The following table presents the Company's estimated net interest income sensitivity:

                                                      March 31, 2009                        December 31, 2008
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       -------------------------                   ---------------------                  ---------------------
                 +300                                      1.19%                                (5.74%)
                 +200                                       .55%                                (4.12%)
                 +100                                      (.15%)                               (2.30%)
                 -100                                       .57%                                 2.54%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board. During the first quarter of 2009, the interest rate risk profile became less exposed to rising interest rates due to various balance sheet changes. For example, the duration of earnings assets shortened with interest-bearing balances with banks, which are subject to reprice daily, increasing significantly due to the influx of deposits. In addition, the balance of fixed-rate mortgages decreased, as management chose to sell the majority of new originations and refinancings to the secondary market. On the liability side of the balance sheet, management emphasized longer-term CD specials and selected longer maturity terms for brokered CD issuances. Furthermore the balance of nonmaturity deposits increased significantly from year end. These balances may not earn interest, such as checking accounts, or exhibit a low correlation to changes in interest rates, such as savings and NOW accounts. Given the low rate environment, the next move in interest rates would most likely be an increasing trend. As a result, management would consider the current interest rate risk profile more desireable than our profile at December 31, 2008.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on March 16, 2009 and available at www.sec.gov. These risk factors could materially affect the Company's business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

         (a) Not Applicable.

         (b) Not Applicable.

         (c) The following table provides information regarding Ohio Valley's repurchases of its common shares during the fiscal quarter ended March 31, 2009:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
       Period                 Purchased       Common Share        Plans or Programs            Programs
---------------------       -------------     --------------    ----------------------    -------------------
January 1 - 31, 2009             ----              ----                  ----                      97,147
February 1 - 28, 2009            ----              ----                  ----                     175,000
March 1 - 31, 2009               ----              ----                  ----                     175,000
                            -------------     --------------    ----------------------    -------------------
TOTAL                            ----              ----                  ----                     175,000
                            =============     ==============    ======================    ====================

     (1) On January 20, 2009, Ohio Valley's Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2009 and February 15, 2010.

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


                                      OHIO VALLEY BANC CORP.


Date:  May 8, 2009               By:  /s/   Jeffrey E. Smith
                                      -----------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  May 8, 2009               By:  /s/  Scott W. Shockey
                                      ----------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

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