Form 10-Q
period 2009-06-30
OHIO VALLEY BANC CORP
filed 2009-08-10
CIK 894671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: June 30, 2009

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

The number of common shares of the registrant outstanding as of August 7, 2009 was 3,983,009.

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

           Consolidated Statements of Income...................................4

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity................................................5

           Condensed Consolidated Statements of Cash Flows.....................6

           Notes to the Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................16

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........30

  Item 4.  Controls and Procedures............................................31

PART II - OTHER INFORMATION...................................................32

  Item 1.   Legal Proceedings.................................................32

  Item 1A.  Risk Factors......................................................32

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......32

  Item 3.   Defaults Upon Senior Securities...................................33

  Item 4.   Submission of Matters to a Vote of Security Holders...............33

  Item 5.   Other Information.................................................33

  Item 6.   Exhibits and Reports on Form 8-K..................................33

SIGNATURES....................................................................34

EXHIBIT INDEX.................................................................35

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OHIO VALLEY BANC CORP.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                            June 30,                  December 31,
                                                                              2009                        2008
                                                                        -----------------           -----------------
ASSETS
Cash and noninterest-bearing deposits with banks                        $       7,933               $        16,650
Federal funds sold                                                              ----                          1,031
                                                                        -----------------           -----------------
     Total cash and cash equivalents                                            7,933                        17,681
Interest-bearing deposits in other financial institutions                      37,606                           611
Securities available-for-sale                                                  89,783                        75,340
Securities held-to-maturity
   (estimated fair value: 2009 - $15,809; 2008 - $17,241)                      15,553                        16,986
Federal Home Loan Bank stock                                                    6,281                         6,281
Total loans                                                                   633,211                       630,391
    Less: Allowance for loan losses                                            (8,217)                       (7,799)
                                                                        -----------------           -----------------
     Net loans                                                                624,994                       622,592
Premises and equipment, net                                                    10,605                        10,232
Accrued income receivable                                                       2,757                         3,172
Goodwill                                                                        1,267                         1,267
Bank owned life insurance                                                      18,468                        18,153
Other assets                                                                    9,720                         8,793
                                                                        -----------------           -----------------
          Total assets                                                  $     824,967               $       781,108
                                                                        =================           =================

LIABILITIES
Noninterest-bearing deposits                                            $      83,415               $        85,506
Interest-bearing deposits                                                     576,349                       506,855
                                                                        -----------------           -----------------
     Total deposits                                                           659,764                       592,361
Securities sold under agreements to repurchase                                 29,037                        24,070
Other borrowed funds                                                           45,472                        76,774
Subordinated debentures                                                        13,500                        13,500
Accrued liabilities                                                            11,846                        11,347
                                                                        -----------------           -----------------
          Total liabilities                                                   759,619                       718,052

SHAREHOLDERS' EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares
authorized; 2009 and 2008 - 4,642,748 shares issued)                            4,643                         4,643
Additional paid-in capital                                                     32,683                        32,683
Retained earnings                                                              42,606                        40,752
Accumulated other comprehensive income                                          1,128                           690
Treasury stock, at cost (2009 and 2008 - 659,739 shares)                      (15,712)                      (15,712)
                                                                        -----------------           -----------------
         Total shareholders' equity                                            65,348                        63,056
                                                                        -----------------           -----------------
              Total liabilities and shareholders' equity                $     824,967               $       781,108
                                                                        =================           =================

                 See notes to consolidated financial statements

                                        3

                             OHIO VALLEY BANC CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                              Three months ended                     Six months ended
                                                                   June 30,                              June 30,
                                                           2009               2008                2009               2008
                                                      ---------------    ----------------    ---------------    ---------------
Interest and dividend income:
     Loans, including fees                            $      10,787     $       11,743      $       22,446     $       24,385
     Securities
         Taxable                                                719                783               1,472              1,579
         Tax exempt                                             113                135                 230                276
     Dividends                                                   70                 82                 141                161
     Other Interest                                              21                110                  32                186
                                                      ---------------    ----------------    ---------------    ---------------
                                                             11,710             12,853              24,321             26,587

Interest expense:
     Deposits                                                 3,562              4,270               7,011              9,156
     Securities sold under agreements to repurchase              17                 93                  39                237
     Other borrowed funds                                       556                663               1,144              1,420
     Subordinated debentures                                    272                272                 544                544
                                                      ---------------    ----------------    ---------------    ---------------
                                                              4,407              5,298               8,738             11,357
                                                      ---------------    ----------------    ---------------    ---------------
Net interest income                                           7,303              7,555              15,583             15,230
Provision for loan losses                                       296                916               1,144              1,617
                                                      ---------------    ----------------    ---------------    ---------------
     Net interest income after provision for loan             7,007              6,639              14,439             13,613
     losses

Noninterest income:
     Service charges on deposit accounts                        707                780               1,332              1,490
     Trust fees                                                  55                 64                 110                125
     Income from bank owned life insurance                      203                201                 403                376
     Gain on sale of loans                                      360                 45                 618                 90
     Gain (loss) on sale of other real estate owned              27                  3                  27                (38)
     Other                                                      512                494               1,437              1,128
                                                      ---------------    ----------------    ---------------    ---------------
                                                              1,864              1,587               3,927              3,171
Noninterest expense:
     Salaries and employee benefits                           3,704              3,390               7,404              6,819
     Occupancy                                                  399                382                 802                768
     Furniture and equipment                                    281                257                 566                492
     Data processing                                            232                266                 459                531
     FDIC insurance                                             696                 17                 981                 34
     Other                                                    1,649              1,503               3,347              2,923
                                                      ---------------    ----------------    ---------------    ---------------
                                                              6,961              5,815              13,559             11,567
                                                      ---------------    ----------------    ---------------    ---------------

Income before income taxes                                    1,910              2,411               4,807              5,217
Provision for income taxes                                      514                680               1,360              1,521
                                                      ---------------    ----------------    ---------------    ---------------

NET INCOME                                            $       1,396      $       1,731       $       3,447      $       3,696
                                                      ===============    ================    ===============    ===============

Earnings per share                                    $         .35      $         .43       $         .86      $         .91
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
--------------------------------------------------------------------------------

                                                                  Three months ended                   Six months ended
                                                                        June 30,                            June 30,
                                                               2009               2008              2009              2008
                                                           -------------      -------------      ------------      ------------
Balance at beginning of period                             $    64,582        $    61,968        $    63,056       $    61,511

Comprehensive income:
     Net income                                                  1,396              1,731              3,447             3,696
     Change in unrealized income/loss
        on available-for-sale securities                           253               (830)               664               580
     Income tax effect                                             (86)               282               (226)             (197)
                                                           -------------      -------------      ------------      ------------
         Total comprehensive income                              1,563              1,183              3,885             4,079

Cash dividends                                                    (797)              (769)            (1,593)           (1,543)

Shares acquired for treasury                                      ----               (788)              ----            (1,374)

Cumulative-effect adjustment in adopting EITF No. 06-04           ----               ----               ----            (1,079)
                                                           -------------      -------------      ------------      ------------

Balance at end of period                                   $    65,348        $    61,594        $    65,348       $    61,594
                                                           =============      =============      ============      ============

Cash dividends per share                                   $      0.20        $      0.19        $      0.40       $      0.38
                                                           =============      =============      ============      ============

Shares from common stock issued
     through dividend reinvestment plan                           ----               ----               ----                 1
                                                           =============      =============      ============      ============

Shares acquired for treasury                                      ----             31,508               ----            54,836
                                                           =============      =============      ============      ============

                 See notes to consolidated financial statements

                             OHIO VALLEY BANC CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (UNAUDITED)
                             (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                      Six months ended
                                                                                          June 30,
                                                                             2009                          2008
                                                                        ---------------               ---------------
Net cash provided by operating activities:                              $    5,111                    $    4,391

Investing activities:
     Proceeds from maturities of securities available-for-sale              15,650                        16,482
     Purchases of securities available-for-sale                            (29,554)                      (10,060)
     Proceeds from maturities of securities held-to-maturity                 1,468                         1,346
     Purchases of securities held-to-maturity                                  (40)                       (3,060)
     Change in interest-bearing deposits in other financial                (36,995)                      (14,874)
     institutions
     Net change in loans                                                    (4,676)                        7,289
     Proceeds from sale of other real estate owned                             710                           420
     Purchases of premises and equipment                                      (897)                         (476)
     Purchases of bank owned life insurance                                   ----                          (427)
                                                                        ---------------               ---------------
         Net cash provided by (used in) investing activities               (54,334)                       (3,360)

Financing activities:
     Change in deposits                                                     67,403                        19,172
     Cash dividends                                                         (1,593)                       (1,543)
     Purchases of treasury stock                                              ----                        (1,374)
     Change in securities sold under agreements to repurchase                4,967                        (5,081)
     Proceeds from Federal Home Loan Bank borrowings                          ----                         7,000
     Repayment of Federal Home Loan Bank borrowings                         (8,003)                      (10,011)
     Change in other short-term borrowings                                 (23,299)                       (4,224)
                                                                        ---------------               ---------------
         Net cash provided by (used in) financing activities                39,475                         3,939
                                                                        ---------------               ---------------

Change in cash and cash equivalents                                         (9,748)                        4,970
Cash and cash equivalents at beginning of period                            17,681                        16,894
                                                                        ---------------               ---------------
Cash and cash equivalents at end of period                              $    7,933                    $   21,864
                                                                        ===============               ===============

Supplemental disclosure:

     Cash paid for interest                                             $    9,884                    $   13,400
     Cash paid for income taxes                                              1,775                         1,815
     Non-cash transfers from loans to other real estate owned                1,130                         4,905

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. ("Ohio Valley") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc. ("Loan Central"), a consumer finance company, and Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), an insurance agency. Ohio Valley and its subsidiaries are collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. Subsequent events have been reviewed through August 10, 2009, which is the date the Company filed the Form 10-Q with the U.S. Securities and Exchange Commission ("SEC").

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2009, and its results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2009. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") that might otherwise be necessary in the circumstances. The Annual Report of the Company for the year ended December 31, 2008 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 3,983,009 and 4,032,883 for the three months ended June 30, 2009 and 2008, respectively. The weighted average common shares outstanding were 3,983,009 and 4,046,734 for the six months ended June 30, 2009 and 2008, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

SECURITIES: The Company classifies securities into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities classified as available-for-sale include equity securities and other securities that could be sold for liquidity, investment management or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

Premium amortization is deducted from, and discount accretion is added to, interest income on securities using the level yield method. Gains and losses are recognized upon the sale of specific identified securities on the completed transaction basis. Securities are written down to fair value when a decline in fair value is other than temporary.

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

MORTGAGE SERVICING RIGHTS: A mortgage servicing right ("MSR") is a contractual agreement where the right to service a mortgage loan is sold by the original lender to another party. When the Company sells mortgage loans to the secondary market, it retains the servicing rights to these loans. The Company's MSR is recognized separately when acquired through sales of loans and is initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Subsequently, the MSR is then amortized in proportion to and over the period of estimated future servicing income of the underlying loan. The MSR is then evaluated for impairment periodically based upon the fair value of the rights as compared to the carrying amount, with any impairment being recognized through a valuation allowance. Fair value of the MSR is based on market prices for comparable mortgage servicing contracts. At June 30, 2009, the Company's MSR asset portfolio was not material, totaling $483, or 0.7% of the total mortgage loans being serviced.

RECENT ACCOUNTING PRONOUNCEMENTS: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. The Company adopted this new accounting pronouncement in the second quarter of 2009 and determined there was no material impact to the financial statement disclosures or the Company's financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments: On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new accounting pronouncement in the second quarter of 2009 and determined there was no material impact to the financial statement disclosures or the Company's financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new accounting pronouncement in the second quarter of 2009 and determined there was no material impact to the financial statement disclosures or the Company's financial position and results of operations.

RECLASSIFICATIONS:   Certain  items  related  to  the   consolidated   financial
statements for 2008 have been reclassified to conform to the presentation for 2009. These reclassifications had no effect on the net results of operations.

NOTE 2 - FAIR VALUE MEASUREMENTS

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and  Liabilities  Measured on a Recurring  Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                          Fair Value Measurements at June 30, 2009, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:
-------
Securities Available-For-Sale               ----                  $ 89,783              ----

                                        Fair Value Measurements at December 31, 2008, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:
-------
Securities Available-For-Sale               ----                  $ 75,340              ----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

                                          Fair Value Measurements at June 30, 2009, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:
-------
Impaired Loans                              ----                     ----            $10,637

                                        Fair Value Measurements at December 31, 2008, Using
                                    ------------------------------------------------------------
                                     Quoted Prices in          Significant
                                      Active Markets              Other            Significant
                                      for Identical             Observable         Unobservable
                                          Assets                  Inputs              Inputs
                                        (Level 1)                (Level 2)           (Level 3)
                                    -------------------      -----------------    --------------
Assets:
-------
Impaired Loans                              ----                     ----            $ 1,182

Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $21,772 at June 30, 2009. The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $14,370, resulting in a specific valuation allowance of $3,733. At December 31, 2008, impaired loans had a carrying amount of $8,099. The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $2,586, resulting in a specific valuation allowance of $1,404. The specific valuation allowance for those loans has increased from $1,404 at December 31, 2008 to $3,733 at June 30, 2009.

In accordance with FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

                                                           June 30, 2009                  December 31, 2008
                                                    ---------------------------------------------------------------
                                                     Carrying                          Carrying
                                                      Amount        Fair Value          Amount         Fair Value
                                                    ------------    ------------      ------------    -------------
Financial Assets:
Cash and cash equivalents                           $     7,933     $     7,933       $    17,681     $     17,681
Interest-bearing deposits in other banks                 37,606          37,606               611              611
Securities                                              105,336         105,592            92,326           92,581
Federal Home Loan Bank stock                              6,281             N/A             6,281              N/A
Loans                                                   624,994         635,524           622,592          637,422
Accrued interest receivable                               2,757           2,757             3,172            3,172

Financial liabilities:
Deposits                                              (659,764)       (662,714)         (592,361)        (591,742)
Securities sold under agreements to repurchase         (29,037)        (29,037)          (24,070)         (24,070)
Other borrowed funds                                   (45,472)        (46,452)          (76,774)         (78,777)
Subordinated debentures                                (13,500)        (13,715)          (13,500)         (13,718)
Accrued interest payable                                (3,786)         (3,786)           (4,933)          (4,933)

NOTE 3 - SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

                                                                       Gross             Gross
                                                     Amortized      Unrealized        Unrealized
                                                       Cost            Gains            Losses         Fair Value
                                                    ------------    ------------      ------------    -------------
Securities Available-for-Sale

  June 30, 2009
  -------------
  U.S. Treasury securities                          $     2,560            ----              ----     $      2,560
  U.S. Government sponsored entity securities            51,080     $       912       $       (1)           51,991
  Mortgage-backed securities                             34,433             799              ----           35,232
                                                    ------------    ------------      ------------    -------------
      Total securities                              $    88,073     $     1,711       $       (1)     $     89,783
                                                    ============    ============      ============    =============

  December 31, 2008
  -----------------
  U.S. Treasury securities                                 ----            ----              ----             ----
  U.S. Government sponsored entity securities       $    30,623     $     1,243              ----     $     31,866
  Mortgage-backed securities                             43,671              82       $     (279)           43,474
                                                    ------------    ------------      ------------    -------------
      Total securities                              $    74,294     $     1,325       $     (279)     $     75,340
                                                    ============    ============      ============    =============

                                                                       Gross             Gross
                                                     Amortized      Unrealized        Unrealized
                                                       Cost            Gains            Losses         Fair Value
                                                    ------------    ------------      ------------    -------------
Securities Held-to-Maturity

  June 30, 2009
  -------------
  Obligations of states and political subdivisions  $    15,515     $       313       $      (55)     $     15,773
  Mortgage-backed securities                                 38            ----               (2)               36
                                                    ------------    ------------      ------------    -------------
      Total securities                              $    15,553     $       313       $      (57)     $     15,809
                                                    ============    ============      ============    =============

  December 31, 2008
  -----------------
  Obligations of states and political subdivisions  $    16,946     $       327       $      (70)     $     17,203
  Mortgage-backed securities                                 40            ----               (2)               38
                                                    ------------    ------------      ------------    -------------
      Total securities                              $    16,986     $       327       $      (72)     $     17,241
                                                    ============    ============      ============    =============

The amortized cost and fair value of the investment securities portfolio at June 30, 2009 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Available-for-Sale               Held-to-Maturity
                                                    ---------------------------------------------------------------
                                                     Amortized                         Amortized
                                                       Cost         Fair Value           Cost          Fair Value
                                                    ------------    ------------      ------------    -------------
Maturity:
  Due in one year or less                           $    34,548     $    34,782       $       675     $        676
  Due in one to five years                               16,590          17,160             3,285            3,435
  Due in five to ten years                                2,502           2,609             3,689            3,516
  Due after ten years                                      ----            ----             7,866            8,146
  Mortgage-backed securities                             34,433          35,232                38               36
                                                    ------------    ------------      ------------    -------------
      Total securities                              $    88,073     $    89,783       $    15,553     $     15,809
                                                    ============    ============      ============    =============

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

                                          Less Than 12 Months           12 Months or Longer               Total
                                       -------------------------    --------------------------    --------------------------
                                         Fair        Unrealized       Fair         Unrealized       Fair        Unrealized
                                         Value          Loss          Value           Loss          Value          Loss
                                       ---------    ------------    ----------    ------------    ----------    ------------
  U.S. Government sponsored            $  2,496     $      (1)           ----            ----     $   2,496      $      (1)
    entity securities
  Mortgage-backed securities               ----          ----       $      36       $      (2)           36             (2)
  Obligations of states and
    political subdivisions                 ----          ----           2,548             (55)        2,548            (55)
                                       ---------    ------------    ----------    ------------    ----------    ------------
      Total securities                 $  2,496     $      (1)      $   2,584       $     (57)    $   5,080      $     (58)
                                       =========    ============    ==========    ============    ==========    ============

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality, management has the intent and ability to hold them for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. Management does not believe any individual unrealized loss at June 30, 2009 represents an other-than-temporary impairment.

NOTE 4 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                  June 30, 2009          December 31, 2008
                                                              ----------------------     -------------------
         Residential real estate                                    $  238,230               $  252,693
         Commercial real estate                                        207,918                  198,559
         Commercial and industrial                                      47,086                   44,824
         Consumer                                                      131,125                  126,911
         All other                                                       8,852                    7,404
                                                              ----------------------     -------------------
                                                                    $  633,211               $  630,391
                                                              ======================     ===================

At June 30, 2009 and December 31, 2008, loans on nonaccrual status were approximately $4,180 and $3,396, respectively. Loans past due more than 90 days and still accruing at June 30, 2009 and December 31, 2008 were $1,961 and $1,878, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the six-month periods ended June 30:

                                                                         2009                   2008
                                                                     -----------           -------------
Balance - January 1,                                                   $ 7,799                 $ 6,737
Loans charged off:
     Commercial (1)                                                        232                     990
     Residential real estate                                               605                     139
     Consumer                                                            1,038                   1,128
                                                                     -----------           -------------
         Total loans charged off                                         1,875                   2,257
Recoveries of loans:
     Commercial (1)                                                        722                      94
     Residential real estate                                                 6                      52
     Consumer                                                              421                     328
                                                                     -----------           -------------
         Total recoveries of loans                                       1,149                     474
                                                                     -----------           -------------
Net loan charge-offs                                                      (726)                 (1,783)

Provision charged to operations                                          1,144                   1,617
                                                                     -----------           -------------
Balance -  June 30,                                                    $ 8,217                 $ 6,571
                                                                     ===========           =============

Information regarding impaired loans is as follows:

                                                                     June 30,            December 31,
                                                                       2009                  2008
                                                                  ---------------      -----------------
     Balance of impaired loans                                    $    21,772          $     8,099

     Less portion for which no specific
         allowance is allocated                                         7,402                5,513
                                                                  ---------------      -----------------

     Portion of impaired loan balance for which a
         specific allowance for credit losses is allocated        $    14,370          $     2,586
                                                                  ===============      =================

     Portion of allowance for loan losses specifically
         allocated for the impaired loan balance                  $     3,733          $     1,404
                                                                  ===============      =================

     Average investment in impaired loans year-to-date            $    21,838          $     9,027
                                                                  ===============      =================

Interest recognized on impaired loans was $777 and $218 for the six-month periods ended June 30, 2009 and 2008, respectively. Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
         WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.74% of total loans were unsecured at June 30, 2009, down from 3.79% at December 31, 2008.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The contract amounts of these



(1) Includes commercial and industrial and commercial real estate loans.

instruments are not included in the consolidated financial statements. At June 30, 2009, the contract amounts of these instruments totaled approximately $72,164, compared to $77,940 at December 31, 2008. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2009 and December 31, 2008 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, promissory notes and Federal Reserve Bank ("FRB") Notes.

                                             FHLB                 Promissory             FRB
                                           Borrowings                Notes              Notes             Totals
                                      --------------------     -----------------    ---------------   ----------------
June 30, 2009...................        $      40,162            $      4,128         $     1,182       $     45,472
December 31, 2008...............        $      68,715            $      5,479         $     2,580       $     76,774

Pursuant to collateral agreements with the FHLB, advances are secured by $219,864 in qualifying mortgage loans and $6,281 in FHLB stock at June 30, 2009. Fixed-rate FHLB advances of $40,162 mature through 2033 and have interest rates ranging from 2.13% to 6.62%. There were no variable-rate FHLB borrowings at June 30, 2009.

At June 30, 2009, the Company had a cash management line of credit enabling it to borrow up to $60,000 from the FHLB. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis. There was $60,000 available on this line of credit at June 30, 2009. Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $162,863 at June 30, 2009.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 2.00% to 4.50% and are due at various dates through a final maturity date of November 12, 2010. A total of $3,191 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program. These funds have a variable interest rate and are callable on demand by the U.S. Treasury. The interest rate for the Company's FRB notes was 0.00% at June 30, 2009, unchanged from December 31, 2008. Various investment securities from the Bank used to collateralize the FRB notes totaled $5,390 at June 30, 2009 and $5,880 at December 31, 2008.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $33,600 at June 30, 2009 and $45,850 at December 31, 2008.

Scheduled principal payments over the next five years:

                                           FHLB                 Promissory             FRB
                                        Borrowings                Notes               Notes               Totals
                                    -------------------      -----------------    ---------------    -----------------
Year Ended 2009                     $      8,003             $       2,291        $     1,182        $      11,476
Year Ended 2010                           26,005                     1,837               ----               27,842
Year Ended 2011                            6,006                      ----               ----                6,006
Year Ended 2012                                6                      ----               ----                    6
Year Ended 2013                                6                      ----               ----                    6
Thereafter                                   136                      ----               ----                  136
                                    -------------------      -----------------    ---------------    -----------------
                                    $     40,162             $       4,128        $     1,182        $      45,472
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

For the three months ended June 30, 2009, net income decreased by $335, or 19.4%, compared to the same quarterly period in 2008, to finish at $1,396. Earnings per share for the second quarter of 2009 decreased $.08, or 18.6%, compared to the same quarterly period in 2008, to finish at $.35 per share. For the six months ended June 30, 2009, net income decreased by $249, or 6.7%, to finish at $3,447 compared to the same period in 2008. Earnings per share for the first six months of 2009 finished at $.86, a decrease of 5.5% from the same period in 2008. The percentage decrease in nominal dollar net income for both the quarterly and year-to-date periods ending June 30, 2009 exceeded the net income earnings per share percentage decrease due to the Company's stock repurchase program, with increases in treasury stock repurchases from a year ago lowering the weighted average number of common shares outstanding. The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both decreased to 0.85% and 10.86% at June 30, 2009, as compared to 0.94% and 12.18%, respectively, at June 30, 2008.

The Company's decrease in earnings during both the three months and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily the result of increases in FDIC premiums that have been assessed on all FDIC insured institutions. With the increases in FDIC premiums, along with a special assessment that was charged by the FDIC in June 2009, the Company's FDIC insurance expense increased $679 and $947 during the second quarter and year-to-date periods of 2009, respectively, as compared to the same periods in 2008. Partially offsetting the significant FDIC insurance expense increases was noninterest income improvement of 17.5% during the second quarter of 2009 and 23.8% during the year-to-date period ending June 30, 2009, as compared to the same periods in 2008. The growth in noninterest income was largely due to the increased transaction volume related to the Company's gain on sale of loans to the secondary market and seasonal tax clearing services performed during the first half of 2009.

The consolidated total assets of the Company increased $43,859, or 5.6%, during the first six months of 2009 as compared to year-end 2008, to finish at $824,967. This improvement in assets was led by an increase in the Company's interest-bearing deposits in other financial institutions, which increased $36,995 from year-end 2008, largely from the deployment of interest- and non-interest bearing deposit liability growth. New purchases of U.S. Government sponsored entity securities led the increase in the Company's investment securities, growing 14.1% from year-end 2008. The Company's loan portfolio also experienced an increase from year-end 2008, growing 0.4%, a relatively stable growth pace. This mild increase came primarily from its commercial loan portfolio, which includes commercial real estate and commercial and industrial loans. Historical low interest rates have created an increasing demand for consumers to refinance their existing mortgage loans. This has led to a significant increase in the volume of real estate loans sold to the secondary market, which has caused a corresponding decrease to the Company's residential real estate loan portfolio, which was down 5.7% from year-end 2008. Furthermore, the Company's residential real estate loan portfolio continues to be challenged by various economic trends that have had a negative impact on consumer spending. While the demand for loans was minimal during the first six months of 2009, the Company was able to benefit from growth in its total deposit liabilities of $67,403 from year-end 2008. Interest-bearing deposit liability growth was led by surges in the Company's wholesale deposits of $35,681, Market Watch balances of $20,299 and public fund NOW balances of $10,185, all up from year-end 2008. Partially offsetting growth in interest-bearing deposits were decreases in the Company's noninterest-bearing demand deposits, which were down $2,091 from year-end 2008. The total deposits retained from year-end 2008 were partially used to fund the repayments of other borrowed funds, which decreased $31,302 from year-end 2008. The excess liquidity created by the growth in total deposits will continue to be used as funding sources for potential earning asset growth during the second half of 2009.

                                  Comparison of
                               Financial Condition
                     at June 30, 2009 and December 31, 2008

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2009 compared to December 31, 2008. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company's cash and cash equivalents consist of cash and non-interest bearing balances due from banks and federal funds sold. The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs. At June 30, 2009, cash and cash equivalents had decreased $9,748, or 55.1%, to $7,933 as compared to $17,681 at December 31, 2008. The decrease in cash and cash equivalents was largely affected by the Company's preference to utilize its interest-bearing Federal Reserve Bank clearing account to maintain its excess funds. The Federal Reserve Bank clearing account became interest-bearing during the fourth quarter of 2008. Further affecting the decrease in cash and cash equivalents were increased loan balances and investment security purchases during the first half of 2009. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity. Further information regarding the Company's liquidity can be found under the caption "Liquidity" in this Management's Discussion and Analysis.

Interest-Bearing Deposits in Other Financial Institutions

At June 30, 2009, the Company had a total of $37,606 invested as interest-bearing deposits in other financial institutions, an increase from only $611 at December 31, 2008. This increase is largely the result of the Company's increased liquidity position due to excess deposit liability growth. Historically, the Company has typically invested its excess funds with various correspondent banks in the form of federal funds sold, a common strategy performed by most banks. Beginning in the fourth quarter of 2008, the Company began shifting its emphasis of maintaining its excess liquidity from federal funds sold to its existing clearing account on hand at the Federal Reserve Bank. During this period in 2008, the Federal Reserve Board announced that it would begin paying interest on depository institutions' required and excess reserve balances. The interest rate paid on both the required and excess reserve balances will be based on the targeted federal funds rate established by the Federal Open Market Committee. As of the filing date of this report, the interest rate calculated by the Federal Reserve remained at 0.25%. Prior to this, the Federal Reserve Bank balances held by the Company were non-interest bearing. This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently targeting a range of 0.0% to 0.25%. Furthermore, Federal Reserve Bank balances are 100% secured.

Securities

During the first half of 2009, investment securities increased $13,010 to finish at $105,336, an increase of 14.1% as compared to year-end 2008. The Company's investment securities portfolio consists primarily of U.S. Government sponsored entity ("GSE") securities, mortgage-backed securities and obligations of states and political subdivisions. GSE securities increased $20,125, or 63.2%, as a result of several new purchases during the second quarter of 2009. During this quarterly period, the Company continued to experience a significant increase in excess funds from growth in total deposit balances. With the demand for loan balances at a relatively stable pace, the Company invested the excess funds into new short-term GSE securities totaling $18,479 with maturities less than one year and interest rate yields less than 1.0%. The Company's intention is to re-invest these shorter-term securities into future loan growth or longer-term securities if interest rates are increased in the near future. In addition to helping achieve diversification within the Company's securities portfolio, GSE securities have also been used to satisfy pledging requirements for repurchase agreements. At June 30, 2009, the Company's repurchase agreements increased 20.6%, increasing the need to secure these balances. This increase was partially offset by decreases in both mortgage-backed securities and obligations of states and political subdivisions, which were down $8,244, or 18.9%, and $1,431, or 8.4%, respectively, from year-end 2008. Typically, the primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. However, with the current interest rate environment, the cash flow that is being collected is being reinvested at lower rates. Principal repayments from mortgage-backed securities totaled $9,152 from January 1, 2009 through June 30, 2009. For the second half of 2009, the Company's focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. During the first six months of 2009, total loans increased just $2,820, or 0.4%, from year-end 2008. Higher loan balances were mostly influenced by total commercial loans, which were up $11,621, or 4.8%, from year-end 2008. The Company's commercial loans include both commercial real estate and commercial and industrial loans. Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans. The Company's commercial and industrial loan portfolio, up $2,262, or 5.0%, from year-end 2008, consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants. Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate, the Company's largest segment of commercial loans, increased $9,359, or 4.7%. This segment of loans is mostly secured by commercial real estate and rental property. Commercial real estate consists of loan participations with other banks outside the Company's primary market area. Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk. The commercial loan portfolio, including participation loans, consists primarily of rental property loans (24.3% of portfolio), medical industry loans (12.0% of portfolio), land development loans (8.2% of portfolio), and hotel and motel loans (7.8% of portfolio). During the first half of 2009, the primary market areas for the Company's commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Franklin counties of Ohio, which accounted for 68.7% of total originations. The growing West Virginia markets also accounted for 15.2% of total originations for the same time period. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2009.

Also contributing to the loan portfolio increase were consumer loans, which were up $4,214, or 3.3%, from year-end 2008. The Company's consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The increase in consumer loans came mostly from the Company's automobile indirect lending segment, which increased $3,899, or 14.4%, from year-end 2008. The automobile indirect lending segment continues to represent the largest portion of the Company's consumer loan portfolio, representing 23.6% of total consumer loans at June 30, 2009. Prior to 2009, the Company's indirect automobile segment was on a declining pace due to the growing economic factors that had weakened the economy and consumer spending. During this time, the Company's loan underwriting process and interest rates offered on indirect automobile opportunities struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment. As the economy continues to be challenged, these banks and captive finance companies that once were successful in getting the majority of the indirect automobile opportunities are now struggling because of the losses they have had to absorb as well as the overall decrease in demand for auto loans. As a result, these businesses have had to tighten their operations and underwriting processes which have allowed the Company to compete better for a larger portion of the indirect business within its local markets. Furthermore, the Company has added several new auto dealer relationships that have contributed to more business opportunities in 2009.

The remaining consumer loan products not discussed above were collectively up $315, or 0.3%, which included general increases in loan balances from mobile homes, all-terrain vehicles and recreation vehicles. While the total consumer loan portfolio was up from year-end 2008, management will continue to place more emphasis on other loan portfolios (i.e. residential real estate and commercial) that will promote increased profitable loan growth and higher returns. Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Management believes that the volume of indirect automobile opportunities will continue to stabilize and does not anticipate any significant growth during the remaining fiscal year of 2009.

Generating residential real estate loans remains a key focus of the Company's lending efforts. Residential real estate loan balances comprise the largest portion of the Company's loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first half of 2009, total residential real estate loan balances decreased $14,463, or 5.7%, from year-end 2008 to total $238,230. During the end of 2008 and first quarter of 2009, long-term interest rates decreased to historic low levels that prompted a significant surge of demand for these types of long-term fixed-rate real estate loans. At March 31, 2009 and December 31, 2008, the 30-year treasury rate was 3.56% and 2.69%, respectively, as compared to 4.53% at June 30, 2008. Consumers wanted to take advantage of the low rates and reduce their monthly costs. To help manage interest rate risk and satisfy demand for longer-termed, fixed-rate real estate loans, the Company gained significant opportunities during the first half of 2009 to originate and sell fixed-rate mortgages to the secondary market. During the first and second quarters of 2009, the Company sold $47,970 in loans as compared to $11,704 in secondary market loans that were sold during the entire year of 2008. The increased volume of loans sold to the secondary market contributed to growth in real estate origination fees and higher gains on sale revenue in 2009 as compared to 2008. The increase in demand for real estate refinancings combined with the Company's emphasis on selling loans to the secondary market to manage interest rate risk has led to a decrease in the Company's longer-termed, fixed-rate real estate loans, which were down $11,756, or 6.4%, from year-end 2008. Terms of these fixed-rate loans include 15-, 20- and 30-year periods. This also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $4,841, or 14.6%, from year-end 2008.

The remaining real estate loan portfolio balances increased $2,134 primarily from the Company's other variable-rate products. The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.

The Company recognized an increase of $1,448 in other loans from year-end 2008. Other loans consist primarily of state and municipal loans and overdrafts. This increase was largely due to an increase in overdraft balances of $999.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has limited the lending opportunities within the Company's market locations. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will continue to remain consistent in its approach to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio. The Company anticipates the volume of secondary market loan sales to stabilize during the second half of 2009 as long-term interest rates begin to increase slightly. At June 30, 2009, the 30-year treasury rate was 4.32%, as compared to 3.56% at March 31, 2009. The Company anticipates total loan growth in 2009 to be challenged, with volume to continue at a stable-to-declining pace throughout the rest of the year.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. During the first six months of 2009, the Company's allowance for loan losses increased to $8,217, as compared to $7,799 at year-end 2008 and $6,571 at June 30, 2008. This surge in increased reserves was, in large part, due to the continued increase in the Company's nonperforming loan balances. Nonperforming loans at June 30, 2009 totaled 0.97% of total portfolio loans, an increase from the December 31, 2008 ratio of 0.84% and the June 30, 2008 ratio of 0.75%. Nonperforming loans have increased $867, or 16.4%, to finish at $6,141 at June 30, 2009 as compared to year-end 2008, while also increasing $1,493, or 32.1%, as compared to a year ago at June 30, 2008. The increase in nonperforming loans was mostly related to real estate mortgage borrowers, comprising about 67% of total nonperforming loans at June 30, 2009, with payment performance difficulties. Most of these real estate secured nonperforming loans have been placed on nonaccrual status. These troubled credits also impacted the Company's nonperforming assets, which increased $1,286, or 12.9%, to finish at $11,254 at June 30, 2009 as compared to year-end 2008, while also increasing $1,860, or 19.8%, as compared to a year ago at June 30, 2008. Approximately 37.4% of nonperforming assets is related to one large commercial borrowing classified as other real estate owned ("OREO"). During the first quarter of 2008, the Company experienced problems with one of its commercial borrowers that was unable to meet the debt requirements of its loans. During this time, the Company stopped recognizing interest income on the loans, reversed all interest that had been accrued and unpaid and classified the loans as nonperforming. During the second quarter of 2008, continued analysis of these loans was performed, which included the reviews of updated appraisals that reflected a decline in market values due to deteriorating market conditions. This analysis, along with continued loan deterioration of this large commercial borrower, prompted management to charge down the loan by $750, including estimated costs to sell, to the estimated fair value of the collateral. Subsequently, the Company transferred approximately $4,214 in loans to OREO as a result of reaching a settlement agreement with the borrower that included the Bank receiving deeds in lieu of foreclosure. The Company's ratio of nonperforming assets, which include these OREO properties, to total assets equated to 1.36% at June 30, 2009, an increase from 1.28% at year-end 2008 and 1.19% at June 30, 2008. Excluding the aforementioned large commercial borrowing classified as OREO, nonperforming assets to total assets would equal 0.85% at June 30, 2009. Both nonperforming loans and nonperforming assets at June 30, 2009 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

In addition to the nonperforming loans and nonperforming assets discussed above, there was $21,772 of loans held by the Company at June 30, 2009 classified as impaired, or for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. These impaired loans reflect the distinct possibility that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Although these loans have been identified as potential problem loans, they may never become delinquent or classified as non-performing. Impaired loans are considered in the determination of the overall adequacy of the allowance for loan losses.

During the first six months of 2009, net charge-offs totaled just $726, a decrease of $1,057 from the same period in 2008, mostly due to a large recovery from a previously charged off commercial loan during June 2009. This large commercial loan recovery totaling $648 not only lowered net charge-offs, but also lowered provision expense charges during the second quarter of 2009. Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio. Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company's liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets. The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources such as brokered and internet certificates of deposit ("CD") balances as an alternative funding source to efficiently manage the net interest margin. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. During the first half of 2009, total deposits were up $67,403, or 11.4%, from year-end 2008. The change in deposits came primarily from increases in the Company's money market deposits, interest-bearing demand deposits and interest-bearing time deposit balances.

Core relationship deposits are considered by management as a primary source of the Bank's liquidity. The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors. As a result, the Bank's core customer relationship strategy has resulted in a higher percentage of its deposits being held in money market accounts and NOW accounts from year-end 2008, while a lesser percentage has resulted in retail time deposits from year-end 2008. Furthermore, the Company's core noninterest-bearing demand accounts have been maintained at comparable levels to that of year-end 2008, down just 2.4%.

Deposit growth came mostly from time deposits, increasing $28,658, or 9.3%, from year-end 2008. Time deposits, particularly CD's, are the most significant source of funding for the Company's earning assets, making up 51.0% of total deposits. With loan balances maintaining a relatively stable growth pace, up just 0.4% from year-end 2008, there has not been an aggressive need to deploy time deposits as a funding source. As market rates have aggressively lowered since September 2007, the Company has seen the cost of its retail CD balances reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates. This lagging effect has caused the interest rates on the Company's retail CD portfolio to stabilize and become comparable to the interest rate offerings of its alternative funding source, wholesale fund deposits. As market rates have fallen considerably from a year ago, the Bank's CD customers have been more likely to consider re-investing their matured CD balances with other institutions offering the most attractive rates. This has led to an increased maturity runoff within its "customer relation" retail CD portfolio. Furthermore, with the significant downturn in economic conditions, the Bank's CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid. As a result, the Company has experienced a shift within its time deposit portfolio, with retail CD balances decreasing $7,023 from year-end 2008, while utilizing more wholesale funding deposits (i.e., brokered and internet CD issuances), which increased $35,681 from year-end 2008. The Bank increased its use of brokered deposits mostly during the fourth quarter of 2008 and the first quarter of 2009 with laddered maturities into the future. This trend of utilizing brokered CD's selectively based on maturity and interest rate opportunities not only fits well with management's strategy of funding the balance sheet with low-costing wholesale funds, but it also assists to support the interest rate risks associated with the limited loan originations of longer-term fixed rate mortgages experienced during the first half of 2009.

Also contributing to growth in deposits were money market deposit balances, increasing $20,299, or 23.7%, during the first six months of 2009 as compared to year-end 2008. This increase was primarily driven by the Company's Market Watch money market account product. Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers. With an added emphasis on further building and maintaining core deposit relationships, the Company began marketing a special six-month introductory rate offer of 3.00% APY during the first quarter of 2009 that would be for new Market Watch accounts. This special offer has been well received by the Bank's customers and contributed to most of the money market year-to-date increase in 2009. As of June 30, 2009, this program had gathered $102,407 in deposits, including $12,059 in the second quarter of 2009, a 24.9% increase from the balances at year-end 2008.

Further enhancing deposit growth were interest-bearing NOW account balances, which increased $15,272, or 18.9%, during the first six months of 2009 as compared to year-end 2008. This growth was largely driven by a $10,185 increase in public fund balances related to local city and county school construction projects currently in process within Gallia County, Ohio.

Partially offsetting the increases in total deposit balances was the Company's interest-free funding source, noninterest bearing demand deposits, decreasing $2,091, or 2.4%, from year-end 2008. This decrease was largely from lower business checking account balances from year-end 2008.

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

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were up $4,967, or 20.6%, from year-end 2008. This increase was mostly due to seasonal fluctuations of two commercial accounts in the first six months of 2009.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes. During the first six months of 2009, other borrowed funds were down $31,302, or 40.8%, from year-end 2008. Management used the growth in deposit proceeds to repay FHLB borrowings during the first six months of 2009. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders' Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. Total shareholders' equity at June 30, 2009 of $65,348 was up $2,292, or 3.6%, as compared to the balance of $63,056 on December 31, 2008. Contributing most to this increase was year-to-date net income of $3,447 partially offset by cash dividends paid of $1,593, or $.40 per share, year-to-date. The Company had treasury stock totaling $15,712 at June 30, 2009, unchanged from year-end 2008. The Company may repurchase additional common shares from time to time as authorized by its stock repurchase program. Most recently, the Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 16, 2009 and February 15, 2010. As of June 30, 2009, all 175,000 shares were still available to be repurchased pursuant to that authorization.

                                  Comparison of
                              Results of Operations
                    for the Quarter and Year-To-Date Periods
                          Ended June 30, 2009 and 2008

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended June 30, 2009 compared to the same periods in 2008. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities. The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings. For the second quarter of 2009, net interest income decreased $252, or 3.3%, as compared to the same quarterly period in 2008. Yet, through the first six months of 2009, net interest income exceeded previous year results by $353, or 2.3%, as compared to the same year-to-date period in 2008. The year over year improvement is largely the result of significant increases in the Company's refund anticipation loan ("RAL") fees during the first quarter of 2009 as well as loan fees from the increased volume of real estate refinancings and real estate loans sold to the secondary market during the first half of 2009. While the Company has maintained improved levels of net interest income on a year-to-date basis, the pace of growth continues to decrease. When comparing 2009's first and second linked quarter results of $8,280 and $7,303, respectively, net interest income has decreased $977, or 11.8%. This decrease is largely the result of a compressing net interest margin due to higher relative balances being invested in overnight or short-term earning assets at lower return yields.

Total interest and dividend income decreased $1,143, or 8.9%, during the second quarter of 2009 and decreased $2,266, or 8.5%, during the first six months of 2009 as compared to the same periods in 2008. This drop in interest earnings was largely due to a decrease in the yields earned on average earning assets during both the quarterly and year-to-date periods of 2009 as compared to the same periods in 2008. The average yield on earning assets for the three months ended June 30, 2009 decreased 95 basis points to 6.03% as compared to 6.98% during the same period in 2008. The average yield on earning assets for the six months ended June 30, 2009 decreased 87 basis points to 6.36% as compared to 7.23% during the same period in 2008. This negative effect reflects the decrease in short-term interest rates initiated by the Federal Reserve Board in 2007. The Company's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end 2008 at 3.25%. During the first six months of 2009, the prime interest rate remained at 3.25% for the entire period.

Earning asset yields were also negatively affected by the recent investments made to lower yielding earning assets during the second quarter of 2009. During this period, loan demand continued at a slow pace while excess funds increased due to core depoit growth of the Bank. As a result, a total of $18,479 of these excess funds were placed into short-term GSE securities with maturities less than one year and interest rate yields less than 1.0%. Furthermore, the Company has accumulated a total of $37,168 within its interest-bearing Federal Reserve Bank clearing account at June 30, 2009. This interest-bearing account became interest-bearing in December of 2008 and currently yields an interest rate of only 0.25%. With higher earning asset balances being placed in lower yielding, shorter-term products, the most recent yields on average earning assets decreased from 6.70% during the first quarter of 2009 to 6.03% during the second quarter of 2009. The Company's intention with its short-term GSE purchases and higher Federal Reserve Bank balances is to re-invest these shorter-term liquid assets into future loan growth or longer-term securities if interest rates are increased in the near future.

Partially offsetting the asset yield decreases were positive contributions from growth in the Company's average earning assets, up $38,615, or 5.2%, during the second quarter of 2009 and up $31,983, or 4.3%, during the first half of 2009 as compared to the same periods in 2008. The growth in average earning assets was largely comprised of interest-bearing deposits in other financial institutions. Further contributing to interest revenue was addional fee income from increased originations of the Company's RAL loans. The Company's participation with a third party tax software provider has given the Bank the opportunity to make RAL loans during the tax refund loan season, typically from January through March. RAL loans are short-term cash advances against a customer's anticipated income tax refund. Through the first half of 2009, the Company had recognized $397 in RAL fees as compared to $265 during the same period in 2008, an increase of $132, or 49.8%.

Although the Company's residential real estate loan balances have decreased 5.7% from year-end 2008, additional contributions to interest revenue also came from real estate fees. During the end of 2008 and entering 2009, the nation's long-term interest rates that are tied to fixed-rate mortgages became increasingly affordable. At March 31, 2009 and December 31, 2008, the 30-year treasury rate was 3.56% and 2.69%, respectively, as compared to 4.53% at June 30, 2008. This was responsible for a significant increase in the demand for real estate refinancings that would allow consumers to take advantage of historical low rates. This also allowed the Company to originate a significant volume of real estate loans that were sold to the secondary market. Both the significant volume of refinancings and secondary market loan originations resulted in the Company's real estate fees increasing $114, or 70.0%, during the second quarter of 2009 and increasing $233, or 80.3%, during the first half of 2009 as compared to the same periods in 2008.

In relation to lower earning asset yields, the Company's total interest expense decreased $891, or 16.8%, for the second quarter of 2009 and decreased $2,619, or 23.1%, during the first half of 2009 as compared to the same periods in 2008, as a result of lower rates paid on interest-bearing liabilities. Since the beginning of 2008, the Federal Reserve Board has reduced the prime and federal funds interest rates by 400 basis points. The prime interest rate is currently at 3.25% and the target federal funds rate has decreased to a range of 0.0% to 0.25%. The short-term rate decreases impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts. Interest rates on CD balances have repriced to lower rates (as a lagging effect to the Federal Reserve's action to drop short-term interest rates), which have lower funding costs during 2009. As a result of decreases in the average market interest rates mentioned above, the Bank's total weighted average funding costs have decreased 83 basis points from 3.08% at June 30, 2008 to 2.25% at June 30, 2009.

During the three and six months ended June 30, 2009, the accelerated decline in asset yields, particularly in the second quarter, have completely offset the declines in funding costs and the benefits of increased RAL and real estate fees. As a result, the Company's net interest margin has decreased 35 basis points from 4.13% to 3.78% during the second quarter of 2009, and has decreased 8 basis points from 4.17% to 4.09% during the first six months of 2009 as compared to the same periods in 2008. The net interest margin is expected to remain  challenged  for the  remainder of 2009,  as lower  yielding,  short-term assets continue to grow as a result of excess deposit growth, while the Company's demand for loan growth is expected to remain flat for the remainder of 2009. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under significant stress due to declining real estate values and asset impairment. The Federal Reserve Board's actions of decreasing short-tem interest rates in 2008 were necessary to take steps in repairing the recessionary problems and promote economic stability. The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at the current, historically low levels for the remainder of 2009. However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company's control. For additional discussion on the Company's rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Credit risk is inherent in the business of originating loans. The Company sets aside an allowance for loan losses through charges to income, which are reflected in the consolidated statement of income as the provision for loan losses. This provision charge is recorded to achieve an allowance for loan losses that is adequate to absorb losses probable and incurred in the Company's loan portfolio. Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors. Provision expense decreased $620, or 67.7%, for the three months ended June 30, 2009 and decreased $473, or 29.3%, during the first half of 2009 as compared to the same periods in 2008. The decrease in provision expense was impacted by a $1,057, or 59.3%, decrease in net charge-offs during the first half of 2009 as compared to the first half of 2008. The decrease in net charge-offs was due to a large recovery from a previously charged off commercial loan during June 2009 that totaled $648.

Management believes that the allowance for loan losses was adequate at June 30, 2009 and reflective of probable losses in the portfolio. The allowance for loan losses was 1.30% of total loans at June 30, 2009, up from the allowance level as a percentage of total loans of 1.24% at December 31, 2008 and 1.05% at June 30, 2008. As part of the allowance for loan loss determination, specific allocations based on the probability of loan loss on the Company's nonperforming loan relationships are estimated. This increase in the allowance for loan loss percentage is directionally consistent with the increase in specific allocations relative to the change in nonperforming loan balances. Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended June 30, 2009 was $1,864, an increase of $277, or 17.5%, over the same quarterly period in 2008. Noninterest income for the six months ended June 30, 2009 was $3,927, an increase of $756, or 23.8%, over the same year-to-date period in 2008. These results were impacted mostly by seasonal tax refund processing fees and gains on sale of secondary market real estate loans partially offset by a decrease in the Bank's service charge fees on deposit accounts.

Noninterest revenue growth was mostly led by gains on the sale of real estate loans to the secondary market. To help manage consumer demand for longer-termed, fixed-rate real estate mortgages, the Company has taken additional opportunities to sell most real estate loans to the secondary market. Through June 30, 2009, the Company has sold 346 loans totaling $47,970 to the secondary market as compared to 109 loans totaling $11,704 during the entire fiscal year of 2008. Historic low interest rates related to long-term fixed-rate mortgage loans have caused consumers to refinance existing mortgages in order to reduce their monthly costs. Despite the low level of home sales, consumers are selectively purchasing real estate while locking in low long-term rates. This volume increase in loan sales has contributed to the quarterly and year-to-date growth in income on sale of loans, which was up $315, or 700.0%, during the three months ended June 30, 2009 and up $528, or 586.7%, during the six months ended June 30, 2009, as compared to the same periods in 2008. The Company anticipates the volume of secondary market loan sales to decline during the second half of 2009.

Further contributing to noninterest income growth was the Company's tax refund processing fees classified as other noninterest income. As mentioned previously, the Company began its participation in a new tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider. The Company is one of a limited number of financial institutions throughout the U.S. that facilitates tax refunds through its relationship with this tax software provider. During the second quarter of 2009, the Company's tax refund processing fees increased by $12, or 124.3%, and increased $249, or 91.3%, during the first half of 2009, as compared to the same periods in 2008. As a result of tax refund processing fee activity being mostly seasonal, tax refund processing fees are estimated to be minimal during the second half of 2009.

Growth in noninterest income also came from the net gains and losses on the sales of OREO assets. This income was the result of higher OREO losses experienced in last year's first six months of 2008 combined with higher OREO gains experienced during the first six months of 2009. As a result, income from OREO sales increased $24 during the second quarter of 2009, and increased $65, or 171.1%, during the first half of 2009 as compared to the same periods in 2008. Both increases were primarily the result of a $41 loss incurred on the sale of one large real estate property during the first quarter of 2008 and a $24 gain recognized on the sale of one large real estate property during the second quarter of 2009.

Partially offsetting noninterest income growth was a decrease in the Bank's service charge fees on deposit accounts, which declined by $73, or 9.4%, during the second quarter of 2009, and decreased $158, or 10.6%, during the six months ended June 30, 2009 as compared to the same periods in 2008. The decrease was in large part due to a lower volume of overdraft balances, as customers presented fewer checks against non-sufficient funds during 2009 as compared to 2008.

The total of all remaining noninterest income categories decreased $1 during the second quarter of 2009 and increased $72 during the first half of 2009 as compared to the same periods in 2008. The total growth in noninterest income demonstrates management's desire to leverage technology to enhance efficiency and diversify the Company's revenue sources.

Noninterest Expense

Noninterest expense during the second quarter of 2009 increased $1,146, or 19.7%, and increased $1,992, or 17.2%, during the first half of 2009 as compared to the same periods in 2008. Contributing most to the growth in overhead expense was a significant increase in the Company's FDIC insurance premium expense, which was up $679 during the second quarter of 2009 to finish at $696 as compared to just $17 in insurance expense during the second quarter of 2008. The Company's FDIC insurance premium expense increased $947 during the first half of 2009 to finish at $981 as compared to just $34 in insurance expense during the first half of 2008. The increases in deposit insurance expense were due to increases in the fee assessment rates during 2009 and a special assessment applied to all FDIC insured institutions as of June 30, 3009. With regard to the increase in fee assessment rates, prior to the third quarter of 2008, the Company had benefited from its share of available credits that were used to offset insurance assessments that resulted in minimum quarterly insurance premiums, approximately $17 per quarter. This assessment credit benefit was fully utilized by June 30, 2008. With the elimination of this credit, the Company entered the third quarter of 2008 with its deposits being assessed at a rate close to 7 basis points. In December 2008, the FDIC issued a rule increasing deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009 by an additional 7 basis points on an annual basis.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all FDIC insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of total deposits. This special assessment is part of the FDIC's efforts to rebuild the Deposit Insurance Fund. As a result, deposit insurance expense during the three and six months ended June 30, 2009 included a $373 accrual related to this special assessment. Furthermore, the final rule also allows the FDIC to impose additional special assessments for the third and fourth quarters of 2009, if necessary. The Company cannot provide any assurance as to the final amount or timing of any such special assessments, should such special assessments occur, as these assessments would depend upon a variety of factors which are beyond the Company's control.

Also contributing to overhead expense increase was salaries and employee benefits, the Company's largest noninterest expense item, which increased $314, or 9.3%, for the second quarter of 2009, and increased $585, or 8.6%, during the first six months of 2009 as compared to the same periods in 2008. The increase was largely due to increased annual cost of living salary increases, higher accrued incentive costs and a higher full-time equivalent ("FTE") employee base. The Company's FTE employees increased at June 30, 2009 to 270 employees on staff as compared to 263 employees at June 30, 2008.

Increases in the Company's other noninterest expenses were realized during 2009, increasing $146, or 9.7%, during the second quarter of 2009 and increasing $424, or 14.5%, during the first six months of 2009 as compared to the same periods in 2008. Leading the growth in this area was increases to the Company's telecommunications costs, which increased $51, or 37.7%, during the second quarter of 2009, and increased $157, or 58.8%, during the first six months` of 2009 as compared to the same periods in 2008. During the second half of 2008, the Company improved the communication lines between all of its branches to achieve faster relay of information and increase work efficiency. This investment upgrade of communication lines has equated to a $35 per month cost. Other noninterest expense increases also came from the Bank's loan expense, which increased $65, or 46.4%, during the second quarter of 2009, and increased $91, or 325.8%, during the first six months of 2009 as compared to the same periods in 2008. This was due to the larger than normal volume of recovered foreclosure costs that were collected during the first half of 2008.

Overhead expenses were also impacted by occupancy, furniture and equipment costs, which increased $41, or 6.4%, during the second quarter of 2009 and increased $108, or 8.6%, during the first six months of 2009 as compared to the same periods in 2008. This was in large part due to the complete replacements of all of the Company's automated teller machines ("ATM") during the second half of 2008. The investment of over $500 was necessary to upgrade each ATM location with more current equipment to better service customer needs. All ATM's had been fully replaced by the end of 2009's first quarter, with depreciation commencing on most of these assets beginning January 2009.

Partially offsetting increases to noninterest expense were decreases in data processing costs. The Company continues to incur monthly costs from the Bank's use of technology to better serve the convenience of its customers, which includes ATM, debit and credit cards, as well as various online banking products, including net teller and bill pay. During the second quarter of 2009, data processing expenses decreased $34, or 12.8%, and during the first six months of 2009, data processing expenses decreased $72, or 13.6%, as compared to the same periods in 2008. The decreases were due to the successful re-negotiation of the Bank's monthly data processing costs in 2008. The negotiations for lower monthly processing charges were finalized in the third quarter of 2008 and decreased the monthly data processing costs by more than $15 per month beginning with the August 2008 bill.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue. However, the recent developments with rising FDIC insurance assessment rates and a special assessment resulting in an additional charge of $373 has contributed to higher overhead expense levels, which have outpaced revenue levels and have caused both second quarter and year-to-date efficiency ratios to increase from prior periods. The efficiency ratio during the second quarter of 2009 increased to 75.12% from the 62.88% experienced during the second quarter of 2008. The efficiency ratio during the first half of 2009 increased to 68.79% from the 62.13% experienced during the first half of 2008.

Capital Resources

All of the Company's capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

                                          Company Ratios              Regulatory
                                    6/30/09            12/31/08         Minimum
                                    -------            --------       ----------

Tier 1 risk-based capital            12.2%               12.2%            4.00%

Total risk-based capital ratio       13.5%               13.5%            8.00%

Leverage ratio                        9.3%                9.7%            4.00%

Cash dividends paid of $1,593 during the first six months of 2009 represent a 3.2% increase over the cash dividends paid during the same period in 2008. The quarterly dividend rate increased from $0.19 per share in 2008 to $0.20 per share in 2009. The dividend rate has increased in proportion to the consistent growth in retained earnings. At June 30, 2009, approximately 81% of the Company's shareholders were enrolled in the Company's dividend reinvestment plan.

                                    Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $135,997 represented 16.5% of total assets at June 30, 2009. In addition, the FHLB offers advances to the Bank which further enhances the Bank's ability to meet liquidity demands. At June 30, 2009, the Bank could borrow an additional $89,000 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2009, this line totaled $43,000. Lastly, the Bank also has the ability to purchase federal funds from several of its correspondent banks. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

The following table presents the Company's estimated net interest income sensitivity:

                                                       June 30, 2009                        December 31, 2008
       Change in Interest Rates                    Percentage Change in                   Percentage Change in
            in Basis Points                         Net Interest Income                    Net Interest Income
       ------------------------                    --------------------                   --------------------
                 +300                                       .67%                                (5.74%)
                 +200                                       .22%                                (4.12%)
                 +100                                      (.21%)                               (2.30%)
                 -100                                       .65%                                 2.54%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board. During the first half of 2009, the interest rate risk profile became less exposed to rising interest rates due to various balance sheet changes. For example, the duration of earning assets shortened with interest-bearing balances with banks, which are subject to reprice daily, increasing significantly due to the influx of deposits. In addition, the balance of fixed-rate mortgages decreased, as management chose to sell the majority of new originations and refinancings to the secondary market. On the liability side of the balance sheet, management emphasized longer-term CD specials and selected longer maturity terms for brokered CD issuances. Furthermore, the balance of nonmaturity deposits increased significantly from year end. These balances may not earn interest, such as checking accounts, or exhibit a low correlation to changes in interest rates, such as savings and NOW accounts. Given the low rate environment, the next move in interest rates would most likely be an increasing trend. As a result, management would consider the current interest rate risk profile more desireable than our profile at December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Ohio Valley's President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that Ohio Valley's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009 and available at www.sec.gov. These risk factors could materially affect the Company's business, financial condition or future results. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) Not Applicable.

         (b) Not Applicable.

         (c) The following table provides information regarding Ohio Valley's repurchases of its common shares during the fiscal quarter ended June 30, 2009:

                   ISSUER REPURCHASES OF EQUITY SECURITIES(1)

                                                                                            Maximum Number
                                                                                          of Shares That May
                             Total Number                       Total Number of Shares     Yet Be Purchased
                              of Common          Average         Purchased as Part of       Under Publicly
                                Shares        Price Paid per      Publicly Announced       Announced Plan or
       Period                 Purchased       Common Share        Plans or Programs            Programs
---------------------       -------------     --------------    ----------------------    -------------------
April 1 - 30, 2009               ----              ----                  ----                     175,000
May 1 - 31, 2009                 ----              ----                  ----                     175,000
June 1 - 30, 2009                ----              ----                  ----                     175,000
                            -------------     --------------    ----------------------    -------------------
TOTAL                            ----              ----                  ----                     175,000
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Shareholders on May 13, 2009 for the purpose of electing directors. Shareholders received proxy materials containing the information required by this Item. Four directors, Anna P. Barnitz, Roger D. Williams, Lannes C. Williamson and Thomas E. Wiseman were nominated for reelection and were reelected. Of the 3,983,009 shares outstanding, a summary of the 3,201,775 shares voted is as follows:

                                                                                                 Broker
                Director Candidate                     For               Withheld               Non-Votes
                ------------------                  ---------            --------               ---------
                Anna P.  Barnitz                    3,198,368             3,407                    ----
                Roger D.  Williams                  3,197,364             4,411                    ----
                Lannes C. Williamson                3,197,364             4,411                    ----
                Thomas E. Wiseman                   3,197,152             4,623                    ----

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



                                      OHIO VALLEY BANC CORP.


Date:  August 7, 2009            By:  /s/   Jeffrey E. Smith
                                      -----------------------
                                      Jeffrey E.  Smith
                                      President and Chief Executive Officer



Date:  August 7, 2009             By:  /s/  Scott W. Shockey
                                      ----------------------
                                      Scott W. Shockey
                                      Vice President and Chief Financial Officer

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