Form 10-Q
period 2009-09-30
OHIO VALLEY BANC CORP
filed 2009-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20914

OHIO VALLEY BANC CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Ohio	31-1359191
(State of Incorporation)	(I.R.S. Employer Identification No.)

420 Third Avenue
Gallipolis, Ohio	45631
(Address of Principal Executive Offices)	(ZIP Code)

(740) 446-2631
(Issuer’s Telephone Number, Including Area Code)
_____________________

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of common shares of the registrant outstanding as of November 6, 2009 was 3,983,009.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share data)

	September 30, 2009	December 31, 2008

ASSETS
Cash and noninterest-bearing deposits with banks	$10,088	$16,650
Federal funds sold	----	1,031
Total cash and cash equivalents	10,088	17,681
Interest-bearing deposits in other financial institutions	12,834	611
Securities available-for-sale	92,651	75,340
Securities held-to-maturity (estimated fair value: 2009 - $15,617; 2008 - $17,241)	15,270	16,986
Federal Home Loan Bank stock	6,281	6,281
Total loans	648,370	630,391
Less: Allowance for loan losses	(8,622)	(7,799)
Net loans	639,748	622,592
Premises and equipment, net	10,488	10,232
Accrued income receivable	3,170	3,172
Goodwill	1,267	1,267
Bank owned life insurance	18,446	18,153
Other assets	9,734	8,793
Total assets	$819,977	$781,108

LIABILITIES
Noninterest-bearing deposits	$81,576	$85,506
Interest-bearing deposits	572,095	506,855
Total deposits	653,671	592,361
Securities sold under agreements to repurchase	29,853	24,070
Other borrowed funds	41,439	76,774
Subordinated debentures	13,500	13,500
Accrued liabilities	15,461	11,347
Total liabilities	753,924	718,052

SHAREHOLDERS’ EQUITY
Common stock ($1.00 par value per share, 10,000,000 shares authorized; 2009 and 2008 - 4,642,748 shares issued)	4,643	4,643
Additional paid-in capital	32,683	32,683
Retained earnings	43,509	40,752
Accumulated other comprehensive income	930	690
Treasury stock, at cost (2009 and 2008 - 659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	66,053	63,056
Total liabilities and shareholders’ equity	$819,977	$781,108

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans, including fees	$10,854	$11,580	$33,300	$35,965
Securities
Taxable	672	771	2,144	2,350
Tax exempt	111	131	341	407
Dividends	78	84	219	245
Other Interest	18	91	50	277
	11,733	12,657	36,054	39,244

Interest expense:
Deposits	3,516	3,914	10,527	13,070
Securities sold under agreements to repurchase	18	109	57	346
Other borrowed funds	478	637	1,622	2,057
Subordinated debentures	273	273	817	817
	4,285	4,933	13,023	16,290
Net interest income	7,448	7,724	23,031	22,954
Provision for loan losses	957	693	2,101	2,310
Net interest income after provision for loan losses	6,491	7,031	20,930	20,644

Noninterest income:
Service charges on deposit accounts	776	833	2,108	2,323
Trust fees	61	59	171	184
Income from bank owned life insurance	755	200	1,158	576
Gain on sale of loans	95	20	713	110
Gain (loss) on sale of other real estate owned	1	7	28	(31)
Other	496	455	1,933	1,583
	2,184	1,574	6,111	4,745
Noninterest expense:
Salaries and employee benefits	3,838	3,609	11,242	10,428
Occupancy	406	404	1,208	1,172
Furniture and equipment	308	260	874	752
Data processing	142	176	601	707
FDIC insurance	322	121	1,303	155
Other	1,559	1,417	4,906	4,340
	6,575	5,987	20,134	17,554

Income before income taxes	2,100	2,618	6,907	7,835
Provision for income taxes	400	733	1,760	2,254

NET INCOME	$1,700	$1,885	$5,147	$5,581

Earnings per share	$.43	$.47	$1.29	$1.38

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$65,348	$61,594	$63,056	$61,511

Comprehensive income:
Net income	1,700	1,885	5,147	5,581
Change in unrealized income/loss on available-for-sale securities	(301)	----	363	580
Income tax effect	103	----	(123)	(197)
Total comprehensive income	1,502	1,885	5,387	5,964

Cash dividends	(797)	(761)	(2,390)	(2,304)

Shares acquired for treasury	----	(895)	----	(2,269)

Cumulative-effect adjustment in adopting ASC 715-60	----	----	----	(1,079)

Balance at end of period	$66,053	$61,823	$66,053	$61,823

Cash dividends per share	$0.20	$0.19	$0.60	$0.57

Shares from common stock issued through dividend reinvestment plan	----	----	----	1

Shares acquired for treasury	----	37,500	----	92,336

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2009	2008

Net cash provided by operating activities:	$11,275	$7,862

Investing activities:
Proceeds from maturities of securities available-for-sale	23,962	18,418
Purchases of securities available-for-sale	(41,108)	(10,060)
Proceeds from maturities of securities held-to-maturity	1,749	1,427
Purchases of securities held-to-maturity	(40)	(3,060)
Change in interest-bearing deposits in other financial institutions	(12,223)	(7,393)
Net change in loans	(20,674)	9,956
Proceeds from sale of other real estate owned	882	552
Purchases of premises and equipment	(1,036)	(759)
Purchases of bank owned life insurance	(304)	(427)
Proceeds from bank owned life insurance	556	----
Net cash provided by (used in) investing activities	(48,236)	8,654

Financing activities:
Change in deposits	61,310	4,973
Cash dividends	(2,390)	(2,304)
Purchases of treasury stock	----	(2,269)
Change in securities sold under agreements to repurchase	5,783	(5,856)
Proceeds from Federal Home Loan Bank borrowings	----	13,000
Repayment of Federal Home Loan Bank borrowings	(11,004)	(16,012)
Change in other short-term borrowings	(24,331)	(4,230)
Net cash provided by (used in) financing activities	29,368	(12,698)

Change in cash and cash equivalents	(7,593)	3,818
Cash and cash equivalents at beginning of period	17,681	16,894
Cash and cash equivalents at end of period	$10,088	$20,712

Supplemental disclosure:

Cash paid for interest	$14,009	$18,527
Cash paid for income taxes	2,335	2,115
Non-cash transfers from loans to other real estate owned	1,417	4,905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc. (“Loan Central”), a consumer finance company, and Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), an insurance agency.  Ohio Valley and its subsidiaries are collectively referred to as the “Company”.  All material intercompany accounts and transactions have been eliminated in consolidation.  Subsequent events have been reviewed through November 9, 2009, which is the date the Company filed the Form 10-Q with the U.S. Securities and Exchange Commission (“SEC”).

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2009, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2009.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2008 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

The majority of the Company’s income is derived from commercial and retail lending activities.  Management considers the Company to operate in one segment, banking.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 3,983,009 and 3,998,509 for the three months ended September 30, 2009 and 2008, respectively.  The weighted average common shares outstanding were 3,983,009 and 4,030,542 for the nine months ended September 30, 2009 and 2008, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

ALLOWANCE FOR LOAN LOSSES:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

MORTGAGE SERVICING RIGHTS:  A mortgage servicing right (“MSR”) is a contractual agreement where the right to service a mortgage loan is sold by the original lender to another party.  When the Company sells mortgage loans to the secondary market, it retains the servicing rights to these loans.  The Company’s MSR is recognized separately when acquired through sales of loans and is initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Subsequently, the MSR is then amortized in proportion to and over the period of estimated future servicing income of the underlying loan.  The MSR is then evaluated for impairment periodically based upon the fair value of the rights as compared to the carrying amount, with any impairment being recognized through a valuation allowance.  Fair value of the MSR is based on market prices for comparable mortgage servicing contracts.  At September 30, 2009, the Company’s MSR asset portfolio was not material, totaling $505, or 0.7% of the total mortgage loans being serviced.

RECENT ACCOUNTING PRONOUNCEMENTS:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial position and results of operations.

In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The new guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is still evaluating the impact of this accounting standard.

In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is still evaluating the impact of this accounting standard.

In April 2009, FASB issued three related accounting pronouncements intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities.  The first pronouncement provides guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly.  The pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Further, the pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly.

The second pronouncement enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only.  These disclosures now are required to be included in interim financial statements as well as in annual financial statements.

The third pronouncement modifies existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.  This pronouncement amends the OTTI impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTIs on debt and equity securities in the financial statements.  This pronouncement does not amend existing recognition and measurement guidance related to OTTIs of equity securities.

All three pronouncements were effective for interim and annual periods ending after June 15, 2009.  Entities were permitted to early adopt the provisions of these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three concurrently.  The Company adopted the provisions of these pronouncements for the quarterly period ended June 30, 2009, as required.  The adoption of these pronouncements did not have any material impact on the Company’s financial position and results of operations.

RECLASSIFICATIONS:  Certain items related to the consolidated financial statements for 2008 have been reclassified to conform to the presentation for 2009.  These reclassifications had no effect on the net results of operations.

NOTE 2 – FAIR VALUE MEASUREMENTS

The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

Level 3:  Significant, unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities Available-For-Sale:  Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements using pricing models that vary based on asset class and include available trade, bid and other market information.  Fair value of securities available-for-sale may also be determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Impaired Loans:  Some impaired loans are reported at the fair value of the underlying collateral adjusted for selling costs.  Collateral values are estimated using Level 3 inputs based on third party appraisals.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                                                                                                                                                                                           Fair Value Measurements at September 30, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$10,571	----
U.S. Government sponsored entity securities	----	$47,852	----
Mortgage-backed securities - agency	----	$34,228	----

                                                                                                                                                                                                                             Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$31,866	----
Mortgage-backed securities - agency	----	$43,474	----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

                                                                                                                                                                                                                            Fair Value Measurements at September 30, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$10,472

                                                Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$1,182

Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $21,132 at September 30, 2009.  The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $14,221, resulting in a specific valuation allowance of $3,749.  At December 31, 2008, impaired loans had a carrying amount of $8,099.  The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $2,586, resulting in a specific valuation allowance of $1,404.  The specific valuation allowance for those loans has increased from $1,404 at December 31, 2008 to $3,749 at September 30, 2009.

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet at September 30, 2009 and December 31, 2008, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

                                                                                                                   September 30, 2009                                        December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$10,088	$10,088	$17,681	$17,681
Interest-bearing deposits in other banks	12,834	12,834	611	611
Securities	107,921	108,268	92,326	92,581
Federal Home Loan Bank stock	6,281	N/A	6,281	N/A
Loans	639,748	656,574	622,592	637,422
Accrued interest receivable	3,170	3,170	3,172	3,172

Financial liabilities:
Deposits	(653,671)	(655,940)	(592,361)	(591,742)
Securities sold under agreements to repurchase	(29,853)	(29,853)	(24,070)	(24,070)
Other borrowed funds	(41,439)	(42,283)	(76,774)	(78,777)
Subordinated debentures	(13,500)	(13,714)	(13,500)	(13,718)
Accrued interest payable	(3,947)	(3,947)	(4,933)	(4,933)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
September 30, 2009
U.S. Treasury securities	$10,566	$8	$(3)	$10,571
U.S. Government sponsored entity securities	47,072	780	----	47,852
Mortgage-backed securities - agency	33,604	624	----	34,228
Total securities	$91,242	$1,412	$(3)	$92,651

December 31, 2008
U.S. Treasury securities	----	----	----	----
U.S. Government sponsored entity securities	$30,623	$1,243	----	$31,866
Mortgage-backed securities - agency	43,671	82	$(279)	43,474
Total securities	$74,294	$1,325	$(279)	$75,340

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
September 30, 2009
Obligations of states and political subdivisions	$15,234	$377	$(29)	$15,582
Mortgage-backed securities - agency	36	----	(1)	35
Total securities	$15,270	$377	$(30)	$15,617

December 31, 2008
Obligations of states and political subdivisions	$16,946	$327	$(70)	$17,203
Mortgage-backed securities - agency	40	----	(2)	38
Total securities	$16,986	$327	$(72)	$17,241

The amortized cost and fair value of the investment securities portfolio at September 30, 2009 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                  Available-for-Sale                                               Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Due in one year or less	$41,571	$41,790	$475	$475
Due in one to five years	13,566	14,023	3,283	3,429
Due in five to ten years	2,501	2,610	3,677	3,823
Due after ten years	----	----	7,799	7,855
Mortgage-backed securities - agency	33,604	34,228	36	35
Total securities	$91,242	$92,651	$15,270	$15,617

The following table summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

                                                Less Than 12 Months                                      12 Months or Longer                                                        Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$3,035	$(3)	----	----	$3,035	$(3)
Obligations of states and political subdivisions	----	----	$1,415	$(29)	1,415	(29)
Mortgage-backed securities – agency	----	----	35	(1)	35	(1)
Total securities	$3,035	$(3)	$1,450	$(30)	$4,485	$(33)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality, management has the intent and ability to hold them for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates.  The fair value is expected to recover as the bonds approach their maturity date or reset date.  Management does not believe any individual unrealized loss at September 30, 2009 represents an OTTI.

NOTE 4 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

	September 30, 2009	December 31, 2008

Residential real estate	$239,257	$252,693
Commercial real estate	213,885	198,559
Commercial and industrial	51,694	44,824
Consumer	135,148	126,911
All other	8,386	7,404
	$648,370	$630,391

At September 30, 2009 and December 31, 2008, loans on nonaccrual status were approximately $4,245 and $3,396, respectively.  Loans past due more than 90 days and still accruing at September 30, 2009 and December 31, 2008 were $2,891 and $1,878, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the nine-month periods ended
September 30:
	2009	2008
Balance - January 1,	$7,799	$6,737
Loans charged off:
Commercial 1	241	1,101
Residential real estate	715	160
Consumer	1,664	1,703
Total loans charged off	2,620	2,964
Recoveries of loans:
Commercial 1	730	94
Residential real estate	9	57
Consumer	603	563
Total recoveries of loans	1,342	714
Net loan charge-offs	(1,278)	(2,250)
Provision charged to operations	2,101	2,310
Balance – September 30,	$8,622	$6,797

Information regarding impaired loans is as follows:
	September 30, 2009	December 31, 2008

Balance of impaired loans	$21,132	$8,099

Less portion for which no specific allowance is allocated	6,911	5,513

Portion of impaired loan balance for which a specific allowance for credit losses is allocated	$14,221	$2,586

Portion of allowance for loan losses specifically allocated for the impaired loan balance	$3,749	$1,404

Average investment in impaired loans year-to-date	$21,384	$9,027

Interest recognized on impaired loans was $1,017 and $292 for the nine-month periods ended September 30, 2009 and 2008, respectively.  Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.83% of total loans were unsecured at September 30, 2009, up from 3.79% at December 31, 2008.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2009, the contract amounts of these instruments totaled approximately $72,617, compared to $77,940 at December 31, 2008.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

1 Includes commercial and industrial and commercial real estate loans.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2009 and December 31, 2008 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

September 30, 2009	$37,160	$4,128	$151	$41,439
December 31, 2008	$68,715	$5,479	$2,580	$76,774

Pursuant to collateral agreements with the FHLB, advances are secured by $213,972 in qualifying mortgage loans and $6,281 in FHLB stock at September 30, 2009.  Fixed-rate FHLB advances of $37,160 mature through 2033 and have interest rates ranging from 2.13% to 6.62%.  There were no variable-rate FHLB borrowings at September 30, 2009.

At September 30, 2009, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at September 30, 2009.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $158,497 at September 30, 2009.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 2.00% to 4.50% and are due at various dates through a final maturity date of December 30, 2010.  A total of $400 represented promissory notes payable by Ohio Valley to related parties.

FRB notes represent the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was 0.00% at September 30, 2009, unchanged from December 31, 2008.  Various investment securities from the Bank used to collateralize the FRB notes totaled $4,690 at September 30, 2009 and $5,880 at December 31, 2008.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $39,450 at September 30, 2009 and $45,850 at December 31, 2008.

Scheduled principal payments over the next five years:

	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

Year Ended 2009	$5,001	$2,191	$151	$7,343
Year Ended 2010	26,005	1,937	----	27,942
Year Ended 2011	6,006	----	----	6,006
Year Ended 2012	6	----	----	6
Year Ended 2013	6	----	----	6
Thereafter	136	----	----	136
	$37,160	$4,128	$151	$41,439

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to, the risk factors discussed in Part I, Item 1A of Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Ohio Valley’s other securities filings.  Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements as a result of unanticipated future events.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within central and southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank also offers credit card services.  Loan Central engages in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services during the January through April periods.  Ohio Valley Financial Services sells life insurance.

For the three months ended September 30, 2009, net income decreased by $185, or 9.8%, compared to the same quarterly period in 2008, to finish at $1,700.  Earnings per share for the third quarter of 2009 decreased $.04, or 8.5%, compared to the same quarterly period in 2008, to finish at $.43 per share.  For the nine months ended September 30, 2009, net income decreased by $434, or 7.8%, compared to the same period in 2008, to finish at $5,147.  Earnings per share for the first nine months of 2009 finished at $1.29, a decrease of 6.5% from the same period in 2008.  The percentage decrease in nominal dollar net income for both the quarterly and year-to-date periods ended September 30, 2009 exceeded the net income earnings per share percentage decrease due to the Company’s stock repurchase program, with increases in treasury stock repurchases from a year ago lowering the weighted average number of common shares outstanding.  The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both decreased to 0.84% and 10.66% at September 30, 2009, as compared to 0.95% and 12.20%, respectively, at September 30, 2008.

The Company’s decrease in earnings during both the three months and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily the result of increases in FDIC premiums that have been assessed on all FDIC insured institutions.  With the increases in FDIC premiums, along with a special assessment that was charged by the FDIC in June 2009, the Company’s FDIC insurance expense increased $201 and $1,148 during the third quarter and year-to-date period of 2009, respectively, as compared to the same periods in 2008.  Partially offsetting the significant FDIC insurance expense increases was noninterest income improvement of 38.9% during the third quarter of 2009 and 28.8% during the year-to-date period ending September 30, 2009, as compared to the same periods in 2008.  The growth in noninterest income was largely due to life insurance proceeds collected in the third quarter of 2009 as well as increased transaction volume related to the Company’s gain on sale of loans to the secondary market and seasonal tax clearing services performed during the first half of 2009.

The consolidated total assets of the Company increased $38,869, or 5.0%, during the first nine months of 2009 as compared to year-end 2008, to finish at $819,977.  This change in assets was led by an increase in the Company’s interest-bearing deposits in other financial institutions, which increased $12,223 from year-end 2008, largely from the deployment of interest- and non-interest bearing deposit liability growth.  New purchases of U.S. Treasury and Government sponsored entity securities led the increase in the Company’s investment securities, growing 16.9% from year-end 2008.  The Company’s loan portfolio also experienced an increase from year-end 2008, growing 2.9%, a relatively stable growth pace.  This mild increase came primarily from the commercial loan portfolio, which includes commercial real estate and commercial and industrial loans.  Historical low interest rates have created an increasing demand for consumers to refinance their existing mortgage loans.  This has led to a significant increase in the volume of real estate loans sold to the secondary market, which has caused a corresponding decrease to the Company’s residential real estate loan portfolio, which was down 5.3% from year-end 2008.  Furthermore, the Company’s residential real estate loan portfolio continues to be challenged by various economic trends that have had a negative impact on consumer spending.  While the demand for loans was limited during the first nine months of 2009, the Company was able to benefit from growth in its total deposit liabilities of $61,310 from year-end 2008.  Interest-bearing deposit liability growth was led by surges in the Company’s wholesale deposits of $33,701, Market Watch balances of $16,671 and public fund NOW balances of $19,344, all up from year-end 2008.  Partially offsetting growth in interest-bearing deposits were decreases in the Company’s noninterest-bearing demand deposits, which were down $3,930 from year-end 2008.  The total deposits retained from year-end 2008 were partially used to fund the repayments of other borrowed funds, which decreased $35,335 from year-end 2008.  The excess liquidity created by the growth in total deposits will continue to be used as funding sources for potential earning asset growth during the remainder of 2009.

Comparison of
Financial Condition
at September 30, 2009 and December 31, 2008

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2009 compared to December 31, 2008.  The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash and non-interest bearing balances due from banks and federal funds sold.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At September 30, 2009, cash and cash equivalents had decreased $7,593, or 42.9%, to $10,088 as compared to $17,681 at December 31, 2008.  The decrease in cash and cash equivalents was largely affected by the Company’s preference to utilize its interest-bearing Federal Reserve Bank clearing account to maintain its excess funds.  The Federal Reserve Bank clearing account became interest-bearing during the fourth quarter of 2008.  Further affecting the decrease in cash and cash equivalents were increased loan balances and investment security purchases during the first nine months of 2009.  As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Interest-Bearing Deposits in Other Financial Institutions

At September 30, 2009, the Company had a total of $12,834 invested as interest-bearing deposits in other financial institutions, an increase from only $611 at December 31, 2008.  This increase is largely the result of the Company’s increased liquidity position due to excess deposit liability growth.  Historically, the Company has typically invested its excess funds with various correspondent banks in the form of federal funds sold, a common strategy performed by most banks.  Beginning in the fourth quarter of 2008, the Company began shifting its emphasis of maintaining its excess liquidity from federal funds sold to its existing clearing account on hand at the Federal Reserve Bank.  During this period in 2008, the Federal Reserve Board announced that it would begin paying interest on depository institutions’ required and excess reserve balances.  The interest rate paid on both the required and excess reserve balances will be based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve remained at 0.25%.  Prior to this, the Federal Reserve Bank balances held by the Company were non-interest bearing.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently targeting a range of 0.0% to 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

While interest-bearing deposits in other financial institutions at September 30, 2009 remain up from year-end 2008, this balance represents a significant decrease from the $37,606 deposit balance at June 30, 2009.  The Company was effective during the third quarter of 2009 in re-investing these liquid funds back into higher yielding assets such as loans, and to a lesser extent, investment securities.  The Company will continue to re-deploy these interest-bearing deposits into higher yielding assets to improve the net interest margin when opportunities arise.

Securities

During the first nine months of 2009, investment securities increased $15,595 to finish at $107,921, an increase of 16.9% as compared to year-end 2008.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, mortgage-backed securities and obligations of states and political subdivisions. U.S. Treasury and GSE securities collectively increased $26,557, or 83.3%, as a result of several new purchases during the second and third quarters of 2009.  During this period, the Company continued to experience a significant increase in excess funds from growth in total deposit balances.  With the demand for loan balances at a relatively stable pace for much of 2009, the Company invested the excess funds into new short-term U.S. Treasury and GSE securities totaling $29,061 with maturities less than one year and interest rate yields less than 1.0%.  The Company’s intention is to re-invest these shorter-term securities into future loan growth or longer-term securities if interest rates are increased in the near future.  In addition to helping achieve diversification within the Company’s securities portfolio, U.S. Treasury and GSE securities have also been used to satisfy pledging requirements for repurchase agreements.  At September 30, 2009, the Company’s repurchase agreements increased 24.0%, increasing the need to secure these balances.  This increase was partially offset by decreases in both mortgage-backed securities and obligations of states and political subdivisions, which were down $9,250, or 21.3%, and $1,712, or 10.1%, respectively, from year-end 2008.  Typically, the primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current interest rate environment, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from mortgage-backed securities totaled $13,465 from January 1, 2009 through September 30, 2009.  For the remainder of 2009, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first nine months of 2009, total loans increased $17,979, or 2.9%, from year-end 2008.  Higher loan balances were mostly influenced by total commercial loans, which were up $22,196, or 9.1%, from year-end 2008.  The Company’s commercial loans include both commercial real estate and commercial and industrial loans.  Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.  The Company’s commercial and industrial loan portfolio, up $6,870, or 15.3%, from year-end 2008, consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  Commercial real estate, the Company’s largest segment of commercial loans, increased $15,326, or 7.7%.  This segment of loans is mostly secured by commercial real estate and rental property.  Commercial real estate includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively marketing participation loans outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  The commercial loan portfolio, including participation loans, consists primarily of rental property loans (24.2% of portfolio), medical industry loans (11.6% of portfolio), land development loans (7.8% of portfolio), and hotel and motel loans (7.4% of portfolio).  During the first nine of 2009, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson, Pike and Franklin counties of Ohio, which accounted for 64.5% of total originations.  The growing West Virginia markets also accounted for 21.9% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company and normal underwriting considerations.  Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2009.

Also contributing to the loan portfolio increase were consumer loans, which were up $8,237, or 6.5%, from year-end 2008.  The Company’s consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The increase in consumer loans came mostly from the Company’s automobile indirect lending segment, which increased $5,514, or 20.4%, from year-end 2008.  The automobile indirect lending segment continues to represent the largest portion of the Company’s consumer loan portfolio, representing 24.1% of total consumer loans at September 30, 2009.   Prior to 2009, the Company’s indirect automobile segment was on a declining pace due to the growing economic factors that had weakened the economy and consumer spending.  During this time, the Company’s loan underwriting process and interest rates offered on indirect automobile opportunities struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment.  As the economy continues to be challenged, these banks and captive finance companies that once were successful in getting the majority of the indirect automobile opportunities are now struggling because of the losses they have had to absorb as well as the overall decrease in demand for auto loans.  As a result, these businesses have had to tighten their operations and underwriting processes, which has allowed the Company to compete better for a larger portion of the indirect business within its local markets.  Furthermore, the Company has added several new auto dealer relationships that have contributed to more business opportunities in 2009.

The remaining consumer loan products not discussed above were collectively up $2,723, or 2.7%, which included general increases in loan balances from home equity capital lines.  While the total consumer loan portfolio was up from year-end 2008, management will continue to place more emphasis on other loan portfolios (i.e. residential real estate and commercial) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.  Management believes that the volume of indirect automobile opportunities will continue to stabilize and does not anticipate any significant growth during the remaining fiscal year of 2009.

Generating residential real estate loans remains a key focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  During the first nine months of 2009, total residential real estate loan balances decreased $13,436, or 5.3%, from year-end 2008 to total $239,257.  During the end of 2008 and first quarter of 2009, long-term interest rates decreased to historic low levels that prompted a significant surge of demand for these types of long-term fixed-rate real estate loans.  At March 31, 2009 and December 31, 2008, the 30-year treasury rate was 3.56% and 2.69%, respectively, as compared to 4.31% at September 30, 2008.  Consumers wanted to take advantage of the low rates and reduce their monthly costs.  To help manage interest rate risk and satisfy demand for longer-termed, fixed-rate real estate loans, the Company gained significant opportunities during the first nine months of 2009 to originate and sell fixed-rate mortgages to the secondary market.  During the first three quarters of 2009, the Company sold $53,536 in loans as compared to $11,704 in secondary market loans that were sold during the entire year of 2008.  The increased volume of loans sold to the secondary market contributed to growth in real estate origination fees and higher gains on sale revenue in 2009 as compared to 2008.  The increase in demand for real estate refinancings combined with the Company’s emphasis on selling loans to the secondary market to manage interest rate risk has led to a decrease in the Company’s longer-termed, fixed-rate real estate loans, which were down $13,956, or 7.4%, from year-end 2008.  Terms of these fixed-rate loans include 15-, 20- and 30-year periods.  These origination and sale trends also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $5,720, or 17.3%, from year-end 2008.

The remaining real estate loan portfolio balances increased $6,237 primarily from the Company’s other variable-rate products.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.

The Company recognized an increase of $982 in other loans from year-end 2008.  Other loans consist primarily of state and municipal loans and overdrafts.  This increase was largely due to an increase in state and municipal loan balances of $987.

The Company continues to monitor the pace of its loan volume.  The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has limited the lending opportunities within the Company’s market locations.  Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  To combat this ongoing potential for loan loss, the Company will continue to remain consistent in its approach to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.  The Company has already seen the volume of secondary market loan sales stabilize during the third quarter of 2009 and anticipate that trend to continue for the remainder of 2009 as long-term interest rates begin to increase.  At September 30, 2009, the 30-year treasury rate was 4.03% as compared to 2.69% at December 31, 2008.  The Company anticipates total loan growth in 2009 to be challenged, with volume to continue at a stable pace throughout the rest of the year.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks.  During the first nine months of 2009, the Company’s allowance for loan losses increased to $8,622, as compared to $7,799 at year-end 2008 and $6,797 at September 30, 2008.  This surge in increased reserves was, in large part, due to the continued increase in the Company’s nonperforming loan balances.  Nonperforming loans at September 30, 2009 totaled 1.10% of total portfolio loans, an increase from the December 31, 2008 ratio of 0.84% and the September 30, 2008 ratio of

0.70%.  Nonperforming loans have increased $1,862, or 35.3%, to finish at $7,136 at September 30, 2009 as compared to year-end 2008, while also increasing $2,802, or 64.7%, as compared to a year ago at September 30, 2008.  The increase in nonperforming loans was mostly related to real estate mortgage borrowers, comprising about 72% of total nonperforming loans at September 30, 2009, with payment performance difficulties.  Most of these real estate secured nonperforming loans have been placed on nonaccrual status.  These troubled credits also impacted the Company’s nonperforming assets, which increased $2,397, or 24.0%, to finish at $12,365 at September 30, 2009 as compared to year-end 2008, while also increasing $3,418, or 38.2%, as compared to a year ago at September 30, 2008.  Approximately 34.1% of nonperforming assets is related to one large commercial borrowing classified as other real estate owned (“OREO”).  During the first quarter of 2008, the Company experienced problems with one of its commercial borrowers that was unable to meet the debt requirements of its loans.  During this time, the Company stopped recognizing interest income on the loans, reversed all interest that had been accrued and unpaid and classified the loans as nonperforming.  During the second quarter of 2008, continued analysis of these loans was performed, which included the reviews of updated appraisals that reflected a decline in market values due to deteriorating market conditions.  This analysis, along with continued loan deterioration of this large commercial borrower, prompted management to charge down the loan by $750, including estimated costs to sell, to the estimated fair value of the collateral.  Subsequently, the Company transferred approximately $4,214 in loans to OREO as a result of reaching a settlement agreement with the borrower that included the Bank receiving deeds in lieu of foreclosure.  The Company’s ratio of nonperforming assets, which include these OREO properties, to total assets equated to 1.51% at September 30, 2009, an increase from 1.28% at year-end 2008 and 1.15% at September 30, 2008.  Excluding the aforementioned large commercial borrowing classified as OREO, nonperforming assets to total assets would equal 1.00% at September 30, 2009.  Both nonperforming loans and nonperforming assets at September 30, 2009 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

In addition to the nonperforming loans and nonperforming assets discussed above, there was $18,322 of loans held by the Company at September 30, 2009 classified as impaired, or for which management has concerns regarding the ability of the borrowers to meet existing repayment terms.  These impaired loans reflect the distinct possibility that the Company will not be able to collect all amounts due according to the contractual terms of the loan.  Although these loans have been identified as potential problem loans, they may never become delinquent or classified as non-performing.  Impaired loans are considered in the determination of the overall adequacy of the allowance for loan losses.

During the first nine months of 2009, net charge-offs totaled $1,278, a decrease of $972 from the same period in 2008, mostly due to a large recovery from a previously charged off commercial loan during June 2009.  This large commercial loan recovery totaling $648 not only lowered net charge-offs, but also lowered provision expense charges during the second quarter of 2009.  Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio.  Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various  wholesale deposit sources such as brokered and internet certificates of deposit (“CD”) balances as an alternative funding source to efficiently manage the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  During the first nine months of 2009, total deposits were up $61,310, or 10.4%, from year-end 2008.  The change in deposits came primarily from increases in the Company’s money market deposits, interest-bearing demand deposits and interest-bearing time deposit balances.

Core relationship deposits are considered by management as a primary source of the Bank’s liquidity.  The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank.  The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher percentage of its deposits being held in money market accounts and NOW accounts from year-end 2008, while a lesser percentage has resulted in retail time deposits from year-end 2008.  Furthermore, the Company’s core noninterest-bearing demand accounts have been maintained at comparable levels to that of year-end 2008, down just 4.6%.

Deposit growth came mostly from interest-bearing NOW account balances, which increased $23,551, or 29.1%, during the first nine months of 2009 as compared to year-end 2008.  This growth was largely driven by a $19,344 increase in public fund balances related to local city and county school construction projects currently in process within Gallia County, Ohio.

Also contributing to growth in deposits were time deposits, increasing $19,620, or 6.4%, from year-end 2008.  Time deposits, particularly CD’s, are the most significant source of funding for the Company’s earning assets, making up 50.1% of total deposits.  With loan balances maintaining a relatively stable growth pace, up just 2.9% from year-end 2008, there has not been an aggressive need to deploy time deposits as a funding source.  As market rates have aggressively lowered since September 2007, the Company has seen the cost of its retail CD balances reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates.  This lagging effect has caused the interest rates on the Company’s retail CD portfolio to stabilize and become comparable to the interest rate offerings of its alternative funding source, wholesale fund deposits.  As market rates have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a shift within its time deposit portfolio, with retail CD balances decreasing $14,081 from year-end 2008, while utilizing more wholesale funding deposits (i.e., brokered and internet CD issuances), which  increased $33,701 from year-end 2008.  The Bank increased its use of brokered deposits mostly during the fourth quarter of 2008 and the first quarter of 2009 with laddered maturities into the future.  This trend of utilizing brokered CD’s selectively based on maturity and interest rate opportunities not only fits well with management’s strategy of funding the balance sheet with low-costing wholesale funds, but it also assists to support the interest rate risks associated with the limited loan originations of longer-term fixed rate mortgages experienced during the first half of 2009.

Further enhancing deposit growth were money market deposit balances, increasing $16,721, or 19.5%, during the first nine months of 2009 as compared to year-end 2008.  This increase was primarily driven by the Company's Market Watch money market account product.  Introduced in August 2005, the Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company began marketing a special six-month introductory rate offer of 3.00% APY during the first quarter of 2009 that would be for new Market Watch accounts.  This special offer was well received by the Bank’s customers  and contributed to most of the money market year-to-date increase in 2009.  As of September 30, 2009, this program had gathered $98,680 in deposits, a 20.3% increase from the balances at year-end 2008.

Partially offsetting the increases in total deposit balances was the Company’s interest-free funding source, noninterest bearing demand deposits, decreasing $3,930, or 4.6%, from year-end 2008.  This decrease was largely from lower business checking account balances from year-end 2008.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth.  The Company will continue to emphasize growth in its core deposits as well as to utilize its wholesale CD funding sources during the remainder of 2009, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were up $5,783, or 24.0%, from year-end 2008.  This increase was mostly due to seasonal fluctuations of two commercial accounts in the first nine months of 2009.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs.  Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes.  During the first nine months of 2009, other borrowed funds were down $35,335, or 46.0%, from year-end 2008.  Management used the growth in deposit proceeds to repay FHLB borrowings during the first nine months of 2009.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors.  Total shareholders' equity at September 30, 2009 of $66,053 was up $2,997, or 4.8%, as compared to the balance of $63,056 on December 31, 2008.  Contributing most to this increase was year-to-date net income of $5,147, partially offset by cash dividends paid of $2,390, or $.60 per share, year-to-date.  The Company had treasury stock totaling $15,712 at September 30, 2009, unchanged from year-end 2008.  The Company may repurchase additional common shares from time to time as authorized by its stock repurchase program.  Most recently, the Board of Directors authorized the repurchase of up to 175,000 of its common shares between February 16, 2009 and February 15, 2010.  As of September 30, 2009, all 175,000 shares were still available to be repurchased pursuant to that authorization.

Comparison of
Results of Operations
for the Quarter and Year-To-Date Periods
Ended September 30, 2009 and 2008

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended September 30, 2009 compared to the same periods in 2008. The purpose of this discussion is to provide the reader a more thorough understanding of the consolidated financial statements.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company’s revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and repurchase agreements, as well as short-term and long-term borrowings.  For the third quarter of 2009, net interest income decreased $276, or 3.6%, as compared to the same quarterly period in 2008.  This quarterly decrease brings year-to-date net interest income to $23,031, a $77, or 0.3% increase through the first nine months of 2009 as compared to the previous year-to-date period in 2008.  The year over year improvement is largely the result of significant increases in the Company’s refund anticipation loan (“RAL”) fees during the first quarter of 2009 as well as loan fees from the increased volume of real estate refinancings and real estate loans sold to the secondary market during the first half of 2009.  While the Company has maintained improved levels of net interest income on a year-to-date basis, the pace of growth continues to decrease.  The Company entered 2009’s first quarter with net interest income totaling $8,280, and has since seen those numbers decrease to $7,303 and $7,448 during the second and third quarters of 2009, respectively.  The decreases have been largely the result of a compressing net interest margin due to a reduction in RAL fees and higher relative balances being invested in overnight or short-term earning assets such as investment securities and interest-bearing deposits in other financial institutions at lower return yields.

Total interest and dividend income decreased $924, or 7.3%, during the third quarter of 2009 and decreased $3,190, or 8.1%, during the first nine months of 2009 as compared to the same periods in 2008.  This drop in interest earnings was largely due to a decrease in the yields earned on average earning assets during both the quarterly and year-to-date periods of 2009 as compared to the same periods in 2008.  The average yield on earning assets for the three months ended September 30, 2009 decreased 93 basis points to 6.03% as compared to 6.96% during the same period in 2008.  The average yield on earning assets for the nine months ended September 30, 2009 decreased 89 basis points to 6.25% as compared to 7.14% during the same period in 2008.  This negative effect reflects the decrease in short-term interest rates initiated by the Federal Reserve Board in 2007.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end 2008 at 3.25%.  During the first nine months of 2009, the prime interest rate remained at 3.25% for the entire period.

Earning asset yields were also negatively affected by the recent investments made to lower yielding earning assets during the second and third quarters of 2009.  During much of 2009, loan demand has continued at a mild growth pace while excess funds continue to increase due to core depoit growth of the Bank.  As a result, a total of $29,061 of these excess funds during the second and third quarters of 2009 were placed into short-term U.S. Treasury and GSE securities with maturities less than one year and interest rate yields less than 1.0%.  Furthermore, the Company has accumulated a total of $12,441 within its interest-bearing Federal Reserve Bank clearing account at September 30, 2009.  This interest-bearing account became interest-bearing in December of 2008 and currently yields an interest rate of only 0.25%.  The Company’s intention with its short-term investment security purchases and higher Federal Reserve Bank balances is to re-invest these shorter-term liquid assets into future loan growth or longer-term securities if interest rates are increased in the near future.  In addition, these Federal Reserve Bank balances are 100% secured.

Partially offsetting the asset yield decreases from a year ago were positive contributions from growth in the Company’s average earning assets, up $48,945, or 6.7%, during the third quarter of 2009 and up $37,679, or 5.1%, during the first nine months of 2009 as compared to the same periods in 2008.  The growth in average earning assets was largely comprised of interest-bearing deposits in other financial institutions.  Further contributing to interest revenue was additional fee income from increased originations of the Company’s RAL loans.  The Company’s participation with a third party tax software provider has given the Bank the opportunity to make RAL loans during the tax refund loan season, typically from January through March.  RAL loans are short-term cash advances against a customer's anticipated income tax refund.  Through the first nine months of 2009, the Company had recognized $397 in RAL fees as compared to $265 during the same period in 2008, an increase of $132, or 49.8%.

Although the Company’s residential real estate loan balances have decreased 5.3% from year-end 2008, additional contributions to interest revenue also came from real estate fees.  During the end of 2008 and entering 2009, the nation’s long-term interest rates that are tied to fixed-rate mortgages became increasingly affordable.  At March 31, 2009 and December 31, 2008, the 30-year treasury rate was 3.56% and 2.69%, respectively, as compared to 4.31% at September 30, 2008.  This was responsible for a significant increase in the demand for real estate refinancings that would allow consumers to take advantage of historical low rates.  This also allowed the Company to originate a significant volume of real estate loans that were sold to the secondary market.  Both the significant volume of refinancings and secondary market loan originations resulted in the Company’s real estate fees increasing $57, or 47.4%, during the third quarter of 2009 and increasing $290, or 70.7%, during the first nine months of 2009 as compared to the same periods in 2008.

In relation to lower earning asset yields, the Company’s total interest expense decreased $648, or 13.1%, for the third quarter of 2009 and decreased $3,267, or 20.1%, during the first nine months of 2009 as compared to the same periods in 2008, as a result of lower rates paid on interest-bearing liabilities.  Since the beginning of 2008, the Federal Reserve Board has reduced the prime and federal funds interest rates by 400 basis points.  The prime interest rate is currently at 3.25% and the target federal funds rate has decreased to a range of 0.0% to 0.25%.  The short-term rate decreases impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts.  Interest rates on CD balances have  repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates), which have lower funding costs during 2009.  As a result of decreases in the average market interest rates mentioned above, the Bank’s total weighted average funding costs have decreased 72 basis points from 2.94% at September 30, 2008 to 2.22% at September 30, 2009.

During the three and nine months ended September 30, 2009, the decline in asset yields have completely offset the declines in funding costs, as well as the benefits of RAL and real estate fees.  As a result, the Company’s net interest margin has decreased 42 basis points from 4.27% to 3.85% during the third quarter of 2009, and has decreased 19 basis points from 4.20% to 4.01% during the first nine months of 2009 as compared to the same periods in 2008.  However, the Company has experienced margin improvement during the most recent linked second and third quarters of 2009.  During this time, the net interest margin has increased from the second quarter’s 3.78% level to 3.85% during the third quarter, an 8 basis point improvement.  The Company attributes this margin enhancement effect to the re-investment of lower yielding interest-bearing deposits in other financial institutions earning 0.25% or less to higher yielding assets such as loans and short-term investment securities.  This caused the declining trend of asset yields to actually stabilize during the third quarter of 2009, which ultimately led to margin improvement.

While improving, the net interest margin is expected to remain challenged for the remainder of 2009, as lower yielding, short-term assets continue to grow from a year ago as a result of excess deposit growth, while the Company’s demand for loan growth is expected to be challenged for the remainder of 2009.  It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates.  The past year has seen the banking industry under significant stress due to declining real estate values and asset impairment. The Federal Reserve Board’s actions of decreasing short-tem interest rates in 2008 were necessary to take steps in repairing the recessionary problems and promote economic stability.  The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at the current, historically low levels for the remainder of 2009.  However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company’s control.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Credit risk is inherent in the business of originating loans.  The Company sets aside an allowance for loan losses through charges to income, which are reflected in the consolidated statement of income as the provision for loan losses.  This provision charge is recorded to achieve an allowance for loan losses that is adequate to absorb losses probable and incurred in the Company’s loan portfolio.  Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors.  Provision expense increased $264, or 38.1%, for the three months ended September 30, 2009 but has decreased $209, or 9.0%, during the first nine months of 2009 as compared to the same periods in 2008.  The year-to-date decrease in provision expense was impacted by a $972, or 43.2%, decrease in net charge-offs during the first nine months of 2009 as compared to the first nine months of 2008.  The decrease in net charge-offs was due to a large recovery from a previously charged off commercial loan during June 2009 that totaled $648.

Management believes that the allowance for loan losses was adequate at September 30, 2009 and reflective of probable losses in the portfolio.  The allowance for loan losses was 1.33% of total loans at September 30, 2009, up from the allowance level as a percentage of total loans of 1.24% at December 31, 2008 and 1.10% at September 30, 2008 due to increases in the

Company’s real estate nonperforming loan balances.  As part of the allowance for loan loss determination, specific allocations based on the probability of loan loss on the Company’s nonperforming loan relationships are estimated.  This increase in the allowance for loan loss percentage is directionally consistent with the increase in specific allocations relative to the change in nonperforming loan balances.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended September 30, 2009 was $2,184, an increase of $610, or 38.8%, over the same quarterly period in 2008.  Noninterest income for the nine months ended September 30, 2009 was $6,111, an increase of $1,366, or 28.8%, over the same year-to-date period in 2008.  These results were impacted mostly by bank owned life insurance proceeds, seasonal tax refund processing fees and gains on sale of secondary market real estate loans partially offset by a decrease in the Bank’s service charge fees on deposit accounts.

Noninterest revenue growth was mostly led by gains on the sale of real estate loans to the secondary market.  To help manage consumer demand for longer-termed, fixed-rate real estate mortgages, the Company has taken additional opportunities to sell most real estate loans to the secondary market.  Through September 30, 2009, the Company has sold 392 loans totaling $53,536 to the secondary market as compared to 109 loans totaling $11,704 during the entire fiscal year of 2008.  Historic low interest rates related to long-term fixed-rate mortgage loans have caused consumers to refinance existing mortgages in order to reduce their monthly costs.  Despite the low level of home sales, consumers are selectively purchasing real estate while locking in low long-term rates.  This volume increase in loan sales has contributed to the quarterly and year-to-date growth in income on sale of loans, which was up $75, or 375.0%, during the three months ended September 30, 2009 and up $603, or 548.2%, during the nine months ended September 30, 2009, as compared to the same periods in 2008.  The Company has experienced a volume decline in the number of real estate refinancings since the first half of 2009, with gain on sale income decreasing from $360 in the the second quarter of 2009 to just $95 in the third quarter of 2009.  The Company anticipates this volume decline of  secondary market loan sales to continue during the remainder of 2009.

Also contributing to noninterest income was the Company’s earnings from tax-free bank owned life insurance (“BOLI”) investments.  BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans.  During the third quarter of 2009, the Company received BOLI proceeds of $556 which generated a quarterly increase of $555, or 277.5%, in BOLI income as compared to the same quarterly period of 2008.  This has contributed to a year-to-date increase of $582, or 101.0%, in BOLI earnings for the nine months ending September 30, 2009 as compared to the same period in 2008.

Further contributing to noninterest income growth was the Company’s tax refund processing fees classified as other noninterest income.  As mentioned previously, the Company began its participation in a new tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider.  The Company is one of a limited number of financial institutions throughout the U.S. that facilitates tax refunds through its relationship with this tax software provider.  During the nine months ending September 30, 2009, the Company’s tax refund processing fees increased by $251, or 92.7%, as compared to the same period in 2008, with minimal income recorded in the third quarters of 2009 and 2008.  As a result of tax refund processing fee activity being mostly seasonal, tax refund processing fees are estimated to be minimal during the remainder of 2009.

Growth in noninterest income also came from the net gains and losses on the sales of OREO assets.  This income was the result of higher OREO losses experienced in last year’s first nine months of 2008 combined with higher OREO gains experienced during the first nine months of 2009.  As a result, income from OREO sales increased $59, or 190.3%, during the first nine months of 2009, while decreasing $6, or 85.7% during the third quarter of 2009, as compared to the same periods in 2008.  The year-to-date increase was primarily the result of a $41 loss incurred on the sale of one large real estate property during the first quarter of 2008 and a $24 gain recognized on the sale of one large real estate property during the second quarter of 2009.

Partially offsetting noninterest income growth was a decrease in the Bank’s service charge fees on deposit accounts, which declined by $57, or 6.8%, during the third quarter of 2009, and decreased $215, or 9.3%, during the nine months ended September 30, 2009 as compared to the same periods in 2008.  The decrease was in large part due to a lower volume of overdraft balances, as customers presented fewer checks against non-sufficient funds during 2009 as compared to 2008.

The total of all remaining noninterest income categories increased $43 during the third quarter of 2009 and increased $86 during the first nine months of 2009 as compared to the same periods in 2008.  The total growth in noninterest income demonstrates management’s desire to leverage technology to enhance efficiency and diversify the Company’s revenue sources.

Noninterest Expense

Noninterest expense during the third quarter of 2009 increased $588, or 9.8%, and increased $2,580, or 14.7%, during the first nine months of 2009 as compared to the same periods in 2008.  Contributing most to the growth in overhead expense was a significant increase in the Company’s FDIC insurance premium expense, which was up $201 during the third quarter of 2009 to finish at $322 as compared to $121 in insurance expense during the third quarter of 2008.  The Company’s FDIC insurance premium expense increased $1,148 during the first nine months of 2009 to finish at $1,303 as compared to just $155 in insurance expense during the first nine months of 2008.  The increases in deposit insurance expense were due to increases in the fee assessment rates during 2009 and a special assessment applied to all FDIC insured institutions as of June 30, 3009.  With regard to the increase in fee assessment rates, prior to the third quarter of 2008, the Company had benefited from its share of available credits that were used to offset insurance assessments that resulted in minimum quarterly insurance premiums, approximately $17 per quarter.  This assessment credit benefit was fully utilized by June 30, 2008.  With the elimination of this credit, the Company entered the third quarter of 2008 with its deposits being assessed at a rate close to 7 basis points.  In December 2008, the FDIC issued a rule increasing deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009 by an additional 7 basis points on an annual basis.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all FDIC insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of total deposits.  This special assessment, which totaled $373, was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund back to an adequate level.  While these special assessments levied on all institutions have proven to be vital in maintaining adequate insurance levels, the Deposit Insurance Fund remains extremely low due to the continued high rate of bank failures in recent periods.  As a result, during the third quarter of 2009, the FDIC has proposed an alternative to future special assessments, which would negatively impact the Company’s earnings.  The alternative is to have all banks prepay three and a quarter years worth of FDIC assessments on December 30, 2009.  The proposed prepayment, which includes assumptions about future deposit and assessment rate growth, would be based on third quarter deposits.  The prepaid amount would be amortized over the entire prepayment period.  If approved, the Company’s estimated prepayment would be approximately $3,761.  Also if approved, the FDIC would not impose additional special assessments on insured institutions similar to the one levied in the second quarter of 2009 for the third and fourth quarters of 2009 as well as maintain assessment rates at their current levels through the end of 2010.  While the proposed prepayment would decrease the amount of investable assets, the effect on earnings would be the lost earnings on the amount of prepayment, which is significantly less than the impact of an additional special assessment.    The Company cannot provide any assurance as to the final amount or timing of any such prepayments should they occur as these events depend upon a variety of factors which are beyond the Company’s control.

These actions, if taken, could materially increase the total FDIC insurance expense recognized by the Company in future quarters.

Also contributing to overhead expense increase was salaries and employee benefits, the Company’s largest noninterest expense item, which increased $229, or 6.3%, for the third quarter of 2009, and increased $814, or 7.8%, during the first nine months of 2009 as compared to the same periods in 2008.  The increase was largely due to increased annual cost of living salary increases, higher accrued incentive costs and a higher full-time equivalent (“FTE”) employee base.  The Company’s FTE employees increased September 30, 2009 to 272 employees on staff as compared to 266 employees at September 30, 2008.

Increases in the Company’s other noninterest expenses were realized during 2009, increasing $142, or 10.0%, during the third quarter of 2009 and increasing $566, or 13.0%, during the first nine months of 2009 as compared to the same periods in 2008.  Leading the growth in this area was increases to the Company’s telecommunications costs, which increased $38, or 26.6%, during the third quarter of 2009, and increased $195, or 47.6%, during the first nine months` of 2009 as compared to the same periods in 2008.  During the second half of 2008, the Company improved the communication lines between all of its branches to achieve faster relay of information and increase work efficiency.  This investment upgrade of communication lines has equated to a $35 per month cost.  Other noninterest expense increases also came from the Bank’s loan and legal expense, which collectively increased $100 and $190 during the three months and nine months ending September 30, 2009, respectively, as compared to the same periods in 2008.  This was due to the larger than normal volume of recovered foreclosure costs and legal fees that were collected during 2008 that did not re-occur in 2009.

Overhead expenses were also impacted by occupancy, furniture and equipment costs, which increased $50, or 7.5%, during the third quarter of 2009 and increased $158, or 8.2%, during the first nine months of 2009 as compared to the same periods in 2008.  This was in large part due to the complete replacements of all of the Company’s automated teller machines (“ATM”) during the second half of 2008.  The investment of over $500 was necessary to upgrade each ATM location with more current equipment to better service customer needs.  All ATM’s had been fully replaced by the end of 2009’s first quarter, with depreciation commencing on most of these assets beginning January 2009.

Partially offsetting increases to noninterest expense were decreases in data processing costs.  The Company continues to incur monthly costs from the Bank's use of technology to better serve the convenience of its customers, which includes ATM, debit and credit cards, as well as various online banking products, including net teller and bill pay. During the third quarter of 2009, data processing expenses decreased $34, or 19.3%, and during the first nine months of 2009, data processing expenses decreased $106, or 15.0%, as compared to the same periods in 2008. The decreases were due to the successful re-negotiation of the Bank's monthly data processing costs in 2008. The negotiations for lower monthly processing charges were finalized in the third quarter of 2008 and decreased the monthly data processing costs by more than $15 per month beginning with the August 2008 bill.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income.  Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  However, the recent developments with rising FDIC insurance assessment rates and a special assessment resulting in an additional charge of $373 has contributed to higher overhead expense levels, which have outpaced revenue levels and have caused both third quarter and year-to-date efficiency ratios to increase from prior periods.  The efficiency ratio during the third quarter of 2009 increased to 67.6% from the 63.7% experienced during the third quarter of 2008.  The efficiency ratio during the first nine months of 2009 increased to 68.4% from the 62.6% experienced during the first nine months of 2008.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios		Regulatory Minimum
	9/30/09	12/31/08
Tier 1 risk-based capital	12.2%	12.2%	4.00%
Total risk-based capital ratio	13.5%	13.5%	8.00%
Leverage ratio	9.4%	9.7%	4.00%

Cash dividends paid of $2,390 during the first nine months of 2009 represent a 3.7% increase over the cash dividends paid during the same period in 2008.  The quarterly dividend rate increased from $0.19 per share in 2008 to $0.20 per share in 2009.  The dividend rate has increased in proportion to the consistent growth in retained earnings.  At September 30, 2009, approximately 80% of the Company’s shareholders were enrolled in the Company’s dividend reinvestment plan.

Liquidity

Liquidity relates to the Company’s ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place.  Total cash and cash equivalents, interest-bearing deposits with other financial institutions, held-to-maturity securities maturing within one year and available-for-sale securities of $116,048 represented 14.2% of total assets at September 30, 2009.  In addition, the FHLB offers advances to the Bank which further enhances the Bank’s ability to meet liquidity demands.  At September 30, 2009, the Bank could borrow an additional $82,000 from the FHLB, of which, $75,000 could be used for short-term, cash management advances.  Furthermore, the Bank has established a borrowing line with the Federal Reserve.  At September 30, 2009, this line totaled $41,000.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.  For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

Off-Balance Sheet Arrangements

As discussed in Note 5 – Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk, the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  While these commitments are necessary to meet the financing needs of the Company’s customers, many of these commitments are expected to expire without being drawn upon.  Therefore, the total amount of commitments does not necessarily represent future cash requirements.

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

To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or whole.  To achieve this task, the Company has created a quarterly report (“Watchlist”) which lists the loans from each loan portfolio that management deems to be potential credit risks.  The criteria to be placed on this report are: past due 60 or more days, nonaccrual and loans management has determined to be potential problem loans.  These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee, which consists of the President of the Company and members of senior management with lending authority.  The function of the Committee is to review and analyze large borrowers for credit risk, scrutinize the Watchlist and evaluate the adequacy of the allowance for loan losses and other credit related issues.  The Committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk).  After the Committee evaluates each relationship listed in the report, a specific loss allocation may be assessed.  The specific allocation is currently made up of amounts allocated to the commercial and real estate loan portfolios.

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

The second component (general allowance) is based upon total loan portfolio balances minus loan balances already reviewed (specific allocation).  The Large Loan Review Committee evaluates credit analysis reports that provide management with a “snapshot” of information on borrowers with larger-balance loans (aggregate balances of $1,000 or greater), including loan grades, collateral values, and other factors. A list is prepared and updated quarterly that allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) are not specifically reviewed to determine minor delinquencies, current collateral values and present credit risk.  The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses.  This risk factor reflects a three-year performance evaluation of credit losses per loan portfolio.  The risk factor is achieved by taking the average net charge-off per loan portfolio for the last 36 consecutive months and dividing it by the average loan balance for each loan portfolio over the same time period.  The Company believes that by using the  36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal due.  These areas are:  1) delinquency trends, 2) current local economic conditions, 3) non-performing loan trends, 4) recovery vs. charge-off, and 5) personnel changes.  Each of these areas is given a percentage factor, from a low of 10% to a high of 30%, determined by the degree of impact it may have on the allowance.  To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor.  These dollars are then added to the other two components to provide for economic conditions in the Company’s assessment area.  The Company’s assessment area takes in a total of ten counties in Ohio and West Virginia.  Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s goal for interest rate sensitivity management is to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations.  Interest rate risk (“IRR”) is the exposure of the Company’s financial condition to adverse movements in interest rates.  Accepting this risk can be an important source of profitability, but excessive levels of IRR can threaten the Company’s earnings and capital.

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

The Company’s Asset/Liability Committee monitors and manages IRR within Board approved policy limits.  The current IRR policy limits anticipated changes in net interest income to an instantaneous increase or decrease in market interest rates over a 12 month horizon to +/- 5% for a 100 basis point rate shock, +/- 7.5% for a 200 basis point rate shock and +/- 10% for a 300 basis point rate shock.  Based on the level of interest rates, management did not test interest rates down 200 or 300 basis points.

Change in Interest Rates in Basis Points	September 30, 2009 Percentage Change in Net Interest Income	December 31, 2008 Percentage Change in Net Interest Income
+300	(.66%)	(5.74%)
+200	(.69%)	(4.12%)
+100	(.40%)	(2.30%)
-100.75%		2.54%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  During the first nine months of 2009, the interest rate risk profile became less exposed to rising interest rates due to various balance sheet changes.  For example, the duration of earning assets shortened with higher relative balances being invested in overnight or short-term instruments.  In addition, the balance of fixed-rate mortgages decreased, as management chose to sell the majority of new originations and refinancings to the secondary market.  On the liability side of the balance sheet, management emphasized longer-term CD specials and selected longer maturity terms for brokered CD issuances.  Furthermore, the balance of nonmaturity deposits increased significantly from year end.  These balances, such as savings and NOW accounts, exhibit a low correlation to changes in interest rates.  Given the low rate environment, the next move in interest rates would most likely be an increasing trend.  As a result, management would consider the current interest rate risk profile more desireable than our profile at December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of

Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, Ohio Valley’s President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Ohio Valley or any of its subsidiaries is a party, other than ordinary, routine litigation incidental to their respective businesses.  In the opinion of Ohio Valley’s management, these proceedings should not, individually or in the aggregate, have a material effect on Ohio Valley’s results of operations or financial condition.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 Not Applicable.
(b)                 Not Applicable.

(c)  The following table provides information regarding Ohio Valley’s repurchases of its common shares during the fiscal quarter ended September 30, 2009:

ISSUER REPURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plan or Programs

July 1 – 31, 2009	----	----	----	175,000
August 1 – 31, 2009	----	----	----	175,000
September 1 – 30, 2009	----	----	----	175,000
TOTAL	----	----	----	175,000

(1)	On January 20, 2009, Ohio Valley’s Board of Directors announced its plan to repurchase up to 175,000 of its common shares between February 16, 2009 and February 15, 2010.

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

OHIO VALLEY BANC CORP.

Date:	November 6, 2009	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
President and Chief Executive Officer

Date:	November 6, 2009	By:	/s/ Scott W. Shockey
Scott W. Shockey
Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

3(a)	Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State]. Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

3(b)	Code of Regulations of Ohio Valley. Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s current report on Form 8-K (SEC File No. 0-20914) filed November 6, 1992.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer). Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer). Filed herewith.

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer). Filed herewith.