Form 10-K
period 2009-12-31
OHIO VALLEY BANC CORP
filed 2010-03-16
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	The NASDAQ Stock Market LLC
(The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO ☑

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 YES ☐   NO ☑

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑   NO ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐   NO ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES ☑   NO ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

    Based on the closing sales price of $29.34 per share on June 30, 2009, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $110,026,379.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of March 12, 2010 was 3,984,009.

Documents Incorporated By Reference:

(1)	Portions of the 2009 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A and 8.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2010 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC”.  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. (“Loan Central”) and Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), which engage in lending and insurance agency services, and two wholly-owned subsidiary trusts formed solely to issue trust preferred securities.  Ohio Valley also owns a minority interest in an insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 93.4%, 94.0% and 94.8% of total consolidated revenues for the years ending December 31, 2009, 2008 and 2007, respectively.

Interested readers can access Ohio Valley’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through Ohio Valley’s Internet website at www.ovbc.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the information contained on Ohio Valley’s website into this Annual Report on Form 10-K).  These reports can be accessed free of charge through a link to The NASDAQ Stock Market’s website from Ohio Valley’s website as soon as reasonably practicable after Ohio Valley electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”).

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2009, Ohio Valley’s consolidated assets approximated to $811,988,000, and total shareholders’ equity approximated to $66,521,000.

Ohio Valley is also permitted to engage in certain non-banking activities under the provisions of the Gramm-Leach-Bliley Act (“GLB Act”), such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities.  The Company presently engages in insurance underwriting activities through a minority interest in ProAlliance Corp.  The Company also has an insurance agency in Ohio Valley Financial Services that is used to facilitate the commission receipts on insurance sold by the Bank and Loan Central.  Management will consider opportunities to engage in additional nonbanking activities as they arise.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fifteen offices located in Ohio and West Virginia, all of which offer automatic teller machines (ATMs).  Seven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2009.

The Bank is primarily engaged in commercial and retail banking.  The Bank is a full-service financial institution offering a blend of commercial and consumer banking services within central and southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank offers credit card services.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  In addition to originating loans, the Bank invests in U.S. government and agency obligations, interest-bearing deposits in other financial institutions, and other investments permitted by applicable law.

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

Business of Loan Central

Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services.  Loan Central presently has six offices all located within southeastern Ohio.

Business of Financial Services Subsidiaries

Ohio Valley Financial Services is a licensed insurance agency that is used to facilitate the commission receipts on insurance sold by the Bank and Loan Central.  Ohio Valley Financial Services is licensed by the State of Ohio Department of Insurance.

Ohio Valley also holds a non-majority equity interest in ProAlliance Corp., an insurance company.  ProAlliance Corp. is engaged primarily in specialty property and casualty insurance coverage and has been approved under the guidelines of the State of Ohio Department of Insurance.

Variable Interest Entities

Ohio Valley owns two special purpose entities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III.  Together, these Trusts have issued an aggregate $13,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trusts in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trusts I and III is located in Ohio Valley’s 2009 Annual Report to Shareholders under “Note I – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2009.

Financial Information

 Financial information regarding the Company as of December 31, 2009 and 2008 and results of operations for the past three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2009.

Lending Activities

The Company’s loan portfolio increased $20,965,000 to finish at $651,356,000 in 2009.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  Commercial and consumer loans increased $24,735,000, or 10.2%, and $9,318,000, or 7.3%, respectively, while residential real estate loans decreased $13,932,000, or 5.5%, as compared to 2008.  Consolidated interest and fee revenue from loans accounted for 79.60%, 81.89%, and 84.19% of total consolidated revenues in 2009, 2008 and 2007, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company’s residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages.  The Company’s market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank’s exposure to interest rate risk.

Commercial Loans

The Company’s commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the Bank’s loan committee prior to approval.  New commercial loan originations greater than $750,000 are reviewed and approved by the Executive Committee of the Bank’s Board of Directors.

Consumer Loans

Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia.  Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans.  The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions.  Underwriting standards are continually evaluated and modified based upon these factors.  A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel.  The Company makes credit life insurance and health and accident insurance available to all qualified borrowers thus reducing their risk of loss when their income is terminated or interrupted.  The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards.  Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans.  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower’s continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.  Also included in the category of consumer loans are home equity loans.  Home equity lines of credit are generally made as second mortgages and charged a variable interest rate.  Home equity lines are written with ten-year terms but are reviewed annually.

Underwriting Standards

The Company’s underwriting guidelines and standards are updated periodically and are presented to the Board of Directors of the holding company for approval.  The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the Company’s primary market areas; and to ensure that all loan applicants receive fair and equal treatment in the lending process.  It is the intent of the underwriting guidelines and standards to:  minimize losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.  The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application.  A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards.  However, a loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval from a superior.

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of a significant amount of U.S. Treasury, U.S. government sponsored entity and mortgage-backed securities.  Revenues from interest and dividends on securities accounted for 6.30%, 6.87%, and 6.70% of total consolidated revenues in 2009, 2008 and 2007, respectively. The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include “core deposits.”  Core deposits include demand deposits, savings and NOW accounts, and certificates of deposit less than $100,000.  The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets.  Borrowings have also been a significant source of funding.  These include advances from the Federal Home Loan Bank, Federal Reserve Bank Notes and securities sold under agreements to repurchase.  Repurchase agreements are financing arrangements with various customers that have overnight maturity terms.  Further funding has come from two trust preferred securities offerings through Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III, totaling $13,500,000.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Competition

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  As of December 31, 2009, there were 117 bank holding companies operating in the State of Ohio registered with the Federal Reserve, up from 110 bank holding companies at December 31, 2008.  These holding companies control various banks throughout Ohio, which compete for business to expand market areas as well as acquire additional banks.  The principal factors of competition for the Company’s banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services.  The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Franklin Counties of Ohio as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Meigs, Vinton, Lawrence, Scioto and Ross.  Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.

Loan Central’s market presence further strengthens Ohio Valley’s ability to compete in the Gallia, Jackson and Pike Counties by serving a consumer base which may not meet the Bank’s credit standards.  Loan Central also operates in the Ohio counties of Lawrence and Scioto, which are outside the Bank’s primary market area.  The Company’s business is not seasonal, nor is it dependent upon a single or small group of customers.

To continue the expansion of the Bank’s market presence and further enhance customer service, the Bank began a phase of SuperBank branch openings in December 1996.  From 1996 to 2001, the Bank opened eight SuperBank facilities within supermarkets and Wal-Mart stores.  These branches currently service the market areas of Gallia, Meigs and Lawrence Counties of Ohio as well as Cabell County of West Virginia.

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

Regulation of Bank Holding Company

Ohio Valley is subject to the requirements of the BHC Act and to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist or removal orders; and

•	require that a bank holding company divest subsidiaries (including its banking subsidiaries).

In general, the Federal Reserve Board may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks.  Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders of the bank holding company if the Federal Reserve Board believes the payment would be an unsafe or unsound practice. In 2009, the Federal Reserve Board issued guidance and regulations which require bank holding companies to provide advance notification of planned dividends under certain circumstances.

The BHC Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;

•	acquire all or substantially all of the assets of another bank or bank holding company; or

•	merge or consolidate with any other bank holding company.

In November 2009, the Federal Reserve Board adopted its final rule under Regulation E regarding overdraft fees, which becomes effective for new accounts on July 1, 2010, and for existing accounts on August 15, 2010. This rule generally prohibits financial institutions from charging overdraft fees for ATM and one-time debit card transactions that overdraw consumer deposit accounts, unless the consumer “opts in” to having such overdrafts authorized and paid. The change will impact the amount of overdraft fees banks will be able to charge in the future.

We cannot predict what other legislation or economic policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid on time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Section 23A and 23B of the Federal Reserve Act and Regulation W restrict transactions by banks and their subsidiaries with their affiliates.  An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

Generally, Sections 23A and 23B and Regulation W:

•
limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of that bank’s capital stock and surplus (i.e., tangible capital);

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of that bank’s capital stock and surplus; and

•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank subsidiary, as those provided to a non-affiliate.

The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board.  Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment.  In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulation of Ohio State Chartered Banks

As an Ohio state-chartered bank that is not a member of the Federal Reserve Bank (“FRB”), the Bank is supervised and regulated by the Ohio Division of Financial Institutions and the FDIC.

The Bank’s deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and the regulations of the FDIC.

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

Financial holding companies may engage in a wide variety of financial activities, including any activity that the Federal Reserve Board and the Treasury Department consider financial in nature or incidental to financial activities, and any activity that the Federal Reserve Board determines complementary to a financial activity and which does not pose a substantial safety and soundness risk.  These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities.  Because it has authority to engage in a broad array of financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve Board, such as the SEC and state insurance regulators.

Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance.  Ohio Valley’s insurance business investments, Ohio Valley Financial Services and ProAlliance Corp., are both supervised and regulated by the State of Ohio Department of Insurance. The insurance laws and regulations applicable to insurance agencies, including Ohio Valley Financial Services, require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

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

Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories.  The minimum ratio of capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be considered adequately capitalized is 8%.  At least 4.0 percentage points is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 Capital”).  The remainder (“Tier 2 Capital”) may consist of certain amounts of hybrid capital instruments,  mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 Capital and a limited amount of allowance for loan and lease losses.  The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 Capital to total assets) of 3% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating.  The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.

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

Limits on Dividends

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  However, the Federal Reserve Board expects Ohio Valley to serve as a source of strength to the Bank, which may require it to retain capital for further investments in the Bank, rather than for dividends for shareholders of Ohio Valley.  The Bank may not pay dividends to Ohio Valley if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year’s net profits and retained net profits for the preceding two years, less required transfers to surplus.  Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank.  These provisions could have the effect of limiting Ohio Valley’s ability to pay dividends on its outstanding common shares.

In addition, FRB policy requires Ohio Valley to provide notice to the FRB in advance of the payment of a dividend to Ohio Valley’s shareholders under certain circumstances, and the FRB may disapprove of such dividend payment if the FRB determines the payment would be an unsafe or unsound practice.

Dividend restrictions are also listed within the provisions of Ohio Valley’s trust preferred security arrangements.  Under the provisions of these agreements, the interest payable on the trust preferred securities is deferral for up to five years and any such deferral would not be considered a default.  During any period of deferral, Ohio Valley would be precluded from declaring or paying dividends to its shareholders or repurchasing any of its common stock.

Deposit Insurance Assessments

The FDIC is an independent federal agency which insures deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.

The deposits of the Bank are insured up to statutorily prescribed limits by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC temporarily increased the maximum to $250,000 per separately insured depositor until December 2013.  Insurance premiums for insured institutions are determined based upon the member's capital level and supervisory rating provided to the FDIC by the bank's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund (“DIF”).  The assessment rate determined by considering such factors is then applied to the amount of the bank's deposits to determine the bank's insurance premium.  An increase in the assessment rate could have a material adverse effect on the earnings of the Bank.

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

The Bank is participating in the FDIC’s Transaction Account Guarantee Program which provides, for a fee, full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance of $250,000 per depositor through December 31, 2013. The Transaction Account Guarantee Program is scheduled to expire on June 30, 2010.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was paid on September 30, 2009 and totaled $373,000.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012.  The Bank paid a total of $3,567,000 on December 30, 2009 that was recorded as a prepaid asset and will be charged to expense during the periods to which it relates.

The FDIC may impose an additional special assessment if the FDIC estimates that the DIF reserve will fall to a level that would adversely affect public confidence or to a level that will be close to or below zero. Any future special assessments will increase insurance premium expense on deposits if and when they become effective. We cannot provide any assurance as to the ultimate amount or timing of any future special assessments.

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

Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001 (the “Patriot Act”) gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.  Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  The Company has established policies and procedures to comply with the requirements of the Patriot Act.

Employees

As of December 31, 2009, Ohio Valley and its subsidiaries had approximately 270 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Financial Information About Foreign and Domestic Operations and Export Sales

Ohio Valley’s subsidiaries do not have any offices located in a foreign country, and they have no foreign assets, liabilities, or related income and expense.

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2009 Annual Report to Shareholders, which are incorporated herein by reference.

I.           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2009, 2008 and 2007 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2009 and 2008 is incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2009	2008	2007
Securities Available for Sale
U.S. Treasury securities	$10,557	----	----
U.S. Government sponsored
entity securities	34,122	$31,866	$39,447
Agency mortgage-backed securities, residential	39,189	43,474	38,616
Total securities available for sale	$83,868	$75,340	$78,063
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$16,553	$16,946	$15,933
Agency mortgage-backed securities, residential	36	40	48
Total securities held to maturity	$16,589	$16,986	$15,981
B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.           LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2009	2008	2007	2006	2005

Residential real estate	$238,761	$252,693	$250,483	$238,549	$235,008
Commercial estate	209,300	198,559	196,523	193,359	182,031
Commercial and industrial	58,818	44,824	55,090	47,389	54,505
Consumer	136,229	126,911	127,832	139,961	145,815
All other	8,248	7,404	7,175	5,906	173
	$651,356	$630,391	$637,103	$625,164	$617,532

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans”, within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

C.	1.
Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,541,000 for the fiscal year ending December 31, 2009.  The amount of interest income that was included in net income recorded on such loans was $1,305,000.  Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming and Past Due Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2009, there were no loans that are not already included in “Table V - Summary of Nonperforming and Past Due Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2009, 2008 or 2007.

4.
Loan Concentrations - As of December 31, 2009, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2009, located in Ohio Valley’s 2009 Annual Report to Shareholders which note is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2009, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2009	2008	2007	2006	2005

Balance, beginning of year	$7,799	$6,737	$9,412	$7,133	$7,177
Loans charged off:
Residential real estate	1,172	225	422	432	349
Commercial	627	1,164	4,002	3,079	1,295
Consumer	2,532	2,140	1,617	2,120	2,263
Total loans charged off	4,331	3,529	6,041	5,631	3,907

Recoveries of loans:
Residential real estate	41	61	166	204	336
Commercial	730	95	248	946	912
Consumer	747	719	700	1,097	818
Total recoveries of loans	1,518	875	1,114	2,247	2,066

Net loan charge-offs	(2,813)	(2,654)	(4,927)	(3,384)	(1,841)
Provision charged to operations	3,212	3,716	2,252	5,663	1,797
Balance, end of year	$8,198	$7,799	$6,737	$9,412	$7,133
Ratio of net charge-offs to average loans outstanding	.44%	.42%	.78%	.54%	.31%
Ratio of allowance for loan losses to
non-performing assets	76.98%	78.25%	171.77%	61.54%	154.36%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption “Allowance for Loan Losses and Provision Expense” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

V.           DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2009, 2008, or 2007.

D.	Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2009:

		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Certificates of deposit of $100,000 or greater	$14,313	$19,154	$29,940	$60,823
Other time deposits of $100,000 or greater	930	1,500	5,694	7,816
Total time deposits of $100,000 or greater	$15,243	$20,654	$35,634	$68,639

VI.           RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table X - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

VII.           SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)	2009	2008	2007

Balance outstanding at period-end	$31,641	$24,070	$40,390
Weighted average interest rate at period-end	.25%	.70%	2.91%
Average amount outstanding during year	$27,540	$28,040	$27,433
Approximate weighted average interest rate
during the year	.27%	1.50%	3.83%
Maximum amount outstanding as of any
month-end	$32,718	$35,309	$40,390

ITEM 1A – RISK FACTORS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document.  In addition, certain statements in future filings by Ohio Valley with the SEC, in press releases, and in oral and written statements made by or with the approval of Ohio Valley which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Examples of forward-looking statements include:  (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Ohio Valley or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements.  We desire to take advantage of the “safe harbor” provisions of that Act.

Forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors identified below.  There is also the risk that Ohio Valley’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies Ohio Valley develops to address them are unsuccessful.

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

The following are certain risks that management believes are specific to our business.  This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order.

Difficult conditions in the financial markets, the real estate market and economic conditions generally may adversely affect our business and results of operations.

Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn.  The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures.  The credit performance of all types of mortgage and real estate assets, including loans and equity securities, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many financial institutions have been forced to seek additional capital or to merge with larger and stronger institutions.  Some financial institutions have failed.

Concerns over the stability of the financial markets and the economy have caused some financial institutions to reduce their lending to customers and to each other.  This tightening of credit has led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  It has also become more difficult to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio.

Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers.  As a result, we may experience increased delinquencies and foreclosures, as well as more restricted access to various sources of funds.

New laws and increased regulatory oversight may significantly affect our financial condition.

Congress, the Treasury and the financial institution regulators have taken numerous actions to address the current liquidity and credit situation in the financial markets.  These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector.  The long-term effect of actions already taken as well as new legislation is unknown.  Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect our ability to attract and retain new customers.

Further, legislation has been proposed that would reduce the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral.  There can be no assurance that future legislation will not significantly impact our ability to collect on our loans or recover loaned funds by foreclosure on collateral.

Changes in economic and political conditions, both national and local, could adversely affect our earnings, cash flows and capital, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our financial condition and results of operations.  Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

In addition, consistent with our community banking philosophy, substantially all of our loans are to individuals and businesses in Ohio and West Virginia.  Therefore, our local and regional economies have a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans.  Consequently, any decline in the economy of this market area could have a material adverse effect on our financial condition and results of operations.  We are less able than larger financial institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.

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

Adverse changes in the financial markets may adversely impact our results of operations.

The global financial markets have experienced increased volatility and an overall loss of investor confidence for the last two years.  While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages.  Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

Over the last few years, structured investments have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles.

Recent levels of market volatility may adversely affect our ability to access capital.

For more than two years, the capital and credit markets have been experiencing unprecedented levels of volatility. In some cases, share prices and credit availability for certain issuers have declined without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, we may experience a material adverse effect on our ability to access capital and on our business, financial condition and results of operations.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions.  As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  This “systemic risk” may adversely affect our business.

Increases in FDIC insurance premiums may have a material adverse affect on our earnings.

During 2008, there were higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009.  Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured (unlimited coverage). On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009 (the “HFSTHA”) which, among other things, amends the EESA to extend the effectiveness of these temporary programs through December 31, 2013.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.

On May 22, 2009, the FDIC adopted a rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  We paid $373,000.

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.  For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011.  As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points.  Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012.  The three-year prepayment was $3,567,000 for us, which will be expensed over three years.

In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels.  Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

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

            The policies of the Federal Reserve Board impact us significantly.  The Federal Reserve Board regulates the supply of money and credit in the United States.  Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold.  Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict.  Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans.  For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services.  This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

Our exposure to credit risk could adversely affect our earnings and financial condition.

Making loans carries inherent risks, including interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial and commercial real estate loans comprise a significant portion of our loan portfolio.  Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn.  Since our loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on our earnings and financial condition.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information.  We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  We may also rely on the audit report covering those financial statements.  Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

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

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.  Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities.  It is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.  Future changes in the laws or regulations or their interpretation or enforcement could be materially adverse to our business and our shareholders.

We may cease offering tax refund anticipation loans, which may have a material adverse effect on our net income.

    Through our relationship with a tax software provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive a refund anticipation loan (“RAL”) or an Electronic Refund Check or Electronic Refund Deposit (“ERC/ERD”).  In return, the Bank charges a fee for the service.

RAL fees have been subject to scrutiny by various governmental and consumer groups that have questioned the fairness and legality of RAL fees and the risks to which such business subjects the banks that offer RALs.  The Bank may be required by a regulator to terminate, and is considering terminating, the offering of such loans.  If the Bank terminates offering this service or must reduce the fees it charges, such a requirement may have a material adverse effect on the Company's net income.  For 2009, the Company recognized $397,000 in RAL fees.

The Bank has a separate agreement with the tax software provider for the ERC/ERD services.  The ERC/ERD service does not subject the Bank to the risks related to the RALs and has not been subject to the same scrutiny.  Nevertheless, if the Bank terminates its contract with the tax software provider for the RAL business, the Bank may also lose the ERC/ERD business.  For 2009, the Company recognized $528,000 in ERC/ERD fees.

The total amount of fees recognized by the Company from both services for 2009 was $925,000.

    Moreover, the Bank’s income from offering such products relies on the Bank’s relationship with one tax software provider, whose decision not to renew  our contracts for whatever reason would have an adverse effect on Ohio Valley’s income.

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

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common stock.  The payment of dividends by us is also subject to certain regulatory restrictions.  As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors.  Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future.  Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

The loss of key members of our senior management team could adversely affect our business.

We believe that our success depends largely on the efforts and abilities of our senior management.  Their experience and industry contacts significantly benefit us.  In addition, our success depends in part upon senior management’s ability to implement our business strategy.  The competition for qualified personnel in the financial services industry is intense, and the loss of services of any of our senior executive officers or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.

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

Management’s accounting policies and methods are the basis of how we report our financial condition and results of operations, and these policies may require management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

Management has identified several accounting policies that are considered significant (one as being “critical”) to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in our reporting materially different amounts.

The trading volume of common shares can change, which could lead to price volatility.

Prior to Ohio Valley’s common shares being added to the broad-market Russell 3000® Index in June 2009, the volume of trades on any given day had been limited.  Membership in the Russell 3000® remains in place for one year and is subject to review based on changes in the Company’s market capitalization.  Should our common shares no longer be included in the Russell index, our trading volume could return to the historical limited volume of trades.  As a result, you may be unable to sell or purchase our common shares at the volume, price and time that you desire.  Additionally, a fair valuation of the purchase or sales price of our common shares depends upon an active trading market, and thus the price you receive for a thinly-traded stock may not reflect its true value.  In addition, the limited trading market may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Ohio Valley does not own or lease any real or personal property.

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia.  The Bank leases eight additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.), Columbus (Franklin Co.) and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), Huntington (Cabell Co.), and Milton (Cabell Co.) in West Virginia.   The Bank also owns and operates twenty-five ATMs, including eleven off-site ATMs.  Furthermore, the Bank owns a facility and leases two facilities in Gallipolis (Gallia Co.), Ohio which are used for additional office space.   The Bank also owns two facilities in Gallipolis (Gallia Co.), Ohio and Point Pleasant (Mason Co.), West Virginia which are leased to third parties.

Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point and Ironton (Lawrence Co.), and Wheelersburg (Scioto Co.), all in Ohio.  All of these facilities are leased by Loan Central, except for the Wheelersburg (Scioto Co.) facility.  Loan Central leases a portion of its Wheelersburg (Scioto Co.) facility to a third party.  Ohio Valley Financial Services also conducts business within Loan Central’s Jackson (Jackson Co.) facility.

Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank, Loan Central and Ohio Valley Financial Services’ leased facilities are all subject to commercially standard leasing arrangements.

  Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note E – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2009, located in Ohio Valley’s 2009 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Ohio Valley or any of its subsidiaries is a party, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Summary of Common Stock Data” and “Performance Graph” located in Ohio Valley’s 2009 Annual Report to Shareholders and “Note O - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 located in Ohio Valley’s 2009 Annual Report to Shareholders.

On December 23, 2009, Ohio Valley sold 1,000 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $22,000.  The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2009.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2009 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K with respect to Ohio Valley’s interest rate risk is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk and commodity price risk.  Ohio Valley does not maintain a trading account for any class of financial instruments, and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk.  Ohio Valley’s market risk is composed primarily of interest rate risk.

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Interest Rate Sensitivity and Liquidity” and “Interest Rate Sensitivity -- Table VIII” found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2009 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2009 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2009 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, Ohio Valley's Chief Executive Officer and Vice President and Chief Financial Officer have concluded that:

•
information required to be disclosed by Ohio Valley in this Annual Report on Form 10-K and other reports that Ohio Valley files or submits under the Exchange Act would be accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•
information required to be disclosed by Ohio Valley in this Annual Report on Form 10-K and other reports that Ohio Valley files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

•	Ohio Valley's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2009 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2009 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 12, 2010 (the “2010 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2010 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” of the 2010 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2010 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2010 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by the Independent Registered Public Accounting Firm” of the 2010 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2009 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

        Consolidated Statements of Condition as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
        Notes to the Consolidated Financial Statements
        Report of Independent Registered Public Accounting Firm

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

OHIO VALLEY BANC CORP.
Date:	March 16, 2010	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2010 by the following persons on behalf of Ohio Valley and in the capacities indicated.
Name	Capacity

/s/Jeffrey E. Smith	Chairman, Chief Executive Officer
Jeffrey E. Smith	and Director (principal executive officer)

/s/Scott W. Shockey	Vice President and Chief Financial
Scott W. Shockey	Officer (principal financial officer and principal accounting officer)

/s/Lannes C. Williamson	Director
Lannes C. Williamson

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Steven B. Chapman	Director
Steven B. Chapman

/s/Thomas E. Wiseman	Director
Thomas E. Wiseman

/s/Harold A. Howe	Director
Harold A. Howe

/s/Robert E. Daniel	Director
Robert E. Daniel

/s/Roger D. Williams	Director
Roger D. Williams

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

3(a)
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State].  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

3(b)	Code of Regulations of Ohio Valley: Incorporated herein byreference to Exhibit 3(b) to Ohio Valley’s current report on Form 8-K (SEC File No. 0-20914) filed November 6, 1992.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

10.1
The Ohio Valley Bank Company Executive Group Life Split Dollar Plan agreement, dated April 29, 2003, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2006 (SEC File No. 0-20914).

10.2
Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.:  Filed herewith.

10.3
The Ohio Valley Bank Company Director Retirement agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.3 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

10.4	Schedule A to Exhibit 10.3 identifying other identical Director Retirement agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

10.5
The Ohio Valley Bank Company Salary Continuation agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.5 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.6(a)
The Ohio Valley Bank Company Director Deferred Fee agreement, dated December 28, 2007, between Anna P. Barnitz and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

10.6(b)
The Ohio Valley Bank Company Executive Deferred Compensation agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

10.7(a)	Schedule A to Exhibit 10.6(a) identifying other identical Director Deferred Fee agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

10.7(b)
Schedule A to Exhibit 10.6(b) identifying other identical Executive Deferred Compensation agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

10.8	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.9	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

11	Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2009:  Filed herewith.  (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

20	Proxy Statement for 2010 Annual Meeting of Shareholders: Incorporated herein by reference to the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed.

Exhibit Number	Exhibit Description

21	Subsidiaries of Ohio Valley: Filed herewith.

23	Consent of Crowe Horwath, LLP.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.