Form 10-K/A
period 2009-12-31
OHIO VALLEY BANC CORP
filed 2010-04-26
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATION

This Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), is being amended solely to correct errors in the years of headings in the Consolidated Statements of Condition on page 2 and in Note H – Other Borrowed Funds on page 17 of the Annual Report to Shareholders attached as Exhibit 13 to the Form 10-K.  No other revisions are being made to the Form 10-K.  This Form 10-K/A speaks as of the original filing date of the Form 10-K (March 16, 2010) and does not reflect events that may have occurred subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	April 20, 2010	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 20, 2010 by the following persons on behalf of Ohio Valley and in the capacities indicated.
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

4
Agreement to furnish instruments and agreements defining rights of holders of long-term debt:  Incorporated herein by reference to Exhibit 4 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

10.1
The Ohio Valley Bank Company Executive Group Life Split Dollar Plan agreement, dated April 29, 2003, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2006 (SEC File No. 0-20914).

10.2
Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

10.3
The Ohio Valley Bank Company Director Retirement agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.3 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

10.4
Schedule A to Exhibit 10.3 identifying other identical Director Retirement agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.4 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

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

10.7(a)
Schedule A to Exhibit 10.6(a) identifying other identical Director Deferred Fee agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

10.7(b)
Schedule A to Exhibit 10.6(b) identifying other identical Executive Deferred Compensation agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ending December 31, 2007 (SEC File No. 0-20914).

10.8
Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.8 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

10.9
Summary of Bonus Program of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.9 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

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

20	Proxy Statement for 2010 Annual Meeting of Shareholders: Incorporated herein by reference to the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed.

Exhibit Number	Exhibit Description

21	Subsidiaries of Ohio Valley: Incorporated herein by reference to Exhibit 21 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

23	Consent of Crowe Horwath, LLP.: Incorporated herein by reference to Exhibit 23 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.