Form 10-Q
period 2010-03-31
OHIO VALLEY BANC CORP
filed 2010-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of common shares of the registrant outstanding as of May 7, 2010 was 3,984,009.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share data)

	March 31, 2010	December 31, 2009

ASSETS
Cash and noninterest-bearing deposits with banks	$9,141	$9,101
Interest-bearing deposits with banks	34,398	6,569
Total cash and cash equivalents	43,539	15,670

Securities available for sale	80,874	83,868
Securities held to maturity (estimated fair value: 2010 - $16,466; 2009 - $16,834)	16,221	16,589
Federal Home Loan Bank stock	6,281	6,281

Total loans	651,780	651,356
Less: Allowance for loan losses	(8,778)	(8,198)
Net loans	643,002	643,158

Premises and equipment, net	10,097	10,132
Accrued income receivable	2,867	2,896
Goodwill	1,267	1,267
Bank owned life insurance	18,913	18,734
Prepaid FDIC insurance	3,324	3,567
Other assets	9,776	9,826
Total assets	$836,161	$811,988

LIABILITIES
Noninterest-bearing deposits	$100,870	$86,770
Interest-bearing deposits	578,150	560,874
Total deposits	679,020	647,644

Securities sold under agreements to repurchase	25,613	31,641
Other borrowed funds	40,225	42,709
Subordinated debentures	13,500	13,500
Accrued liabilities	10,342	9,973
Total liabilities	768,700	745,467

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2010 and 2009 - 4,643,748 shares issued)	4,644	4,644
Additional paid-in capital	32,704	32,704
Retained earnings	45,281	44,211
Accumulated other comprehensive income	544	674
Treasury stock, at cost (2010 and 2009 - 659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	67,461	66,521
Total liabilities and shareholders’ equity	$836,161	$811,988

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

                                                                                                                                                                                                                                                         Three months ended
                                                                                                                                                                                                                                                          March 31,
	2010	2009
Interest and dividend income:
Loans, including fees	$11,436	$11,659
Securities
Taxable	597	753
Tax exempt	104	117
Dividends	71	71
Other Interest	20	11
	12,228	12,611

Interest expense:
Deposits	2,905	3,449
Securities sold under agreements to repurchase	16	22
Other borrowed funds	426	588
Subordinated debentures	272	272
	3,619	4,331
Net interest income	8,609	8,280
Provision for loan losses	921	848
Net interest income after provision for loan losses	7,688	7,432

Noninterest income:
Service charges on deposit accounts	556	625
Trust fees	61	55
Income from bank owned life insurance	179	158
Mortgage banking income	75	258
Electronic refund check / deposit fees	644	461
Loss on sale of other real estate owned	(111)	----
Other	461	464
	1,865	2,021
Noninterest expense:
Salaries and employee benefits	3,892	3,658
Occupancy	414	403
Furniture and equipment	292	285
FDIC insurance	259	285
Data processing	204	227
Other	1,820	1,698
	6,881	6,556

Income before income taxes	2,672	2,897
Provision for income taxes	766	846

NET INCOME	$1,906	$2,051

Earnings per share	$.48	$.51

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2010	2009

Balance at beginning of period	$66,521	$63,056

Comprehensive income:
Net income	1,906	2,051
Change in unrealized gain on available for sale securities	(197)	411
Income tax effect	67	(140)
Total comprehensive income	1,776	2,322

Cash dividends	(836)	(796)

Balance at end of period	$67,461	$64,582

Cash dividends per share	$0.21	$0.20

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2010	2009

Net cash provided by operating activities:	$3,666	$2,701

Investing activities:
Proceeds from maturities of securities available for sale	19,187	3,842
Purchases of securities available for sale	(16,490)	(8,498)
Proceeds from maturities of securities held to maturity	1,105	999
Purchases of securities held to maturity	(740)	(40)
Net change in loans	(958)	(4,254)
Proceeds from sale of other real estate owned	289	53
Purchases of premises and equipment	(218)	(577)
Net cash provided by (used in) investing activities	2,175	(8,475)

Financing activities:
Change in deposits	31,376	61,820
Cash dividends	(836)	(796)
Change in securities sold under agreements to repurchase	(6,028)	3,222
Proceeds from Federal Home Loan Bank borrowings	500	----
Repayment of Federal Home Loan Bank borrowings	(3,017)	(3,001)
Change in other short-term borrowings	33	(22,625)
Net cash provided by financing activities	22,028	38,620

Change in cash and cash equivalents	27,869	32,846
Cash and cash equivalents at beginning of period	15,670	18,292
Cash and cash equivalents at end of period	$43,539	$51,138

Supplemental disclosure:

Cash paid for interest	$4,736	$5,645
Cash paid for income taxes	----	280
Non-cash transfers from loans to other real estate owned	193	143

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2010, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2010.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2009 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2009 have been reclassified to conform to the presentation for 2010.  These reclassifications had no effect on the net results of operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:  The accounting and reporting policies followed by the Company conform to US GAAP.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.  The allowance for loan losses is particularly subject to change.

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business, banking and consumer finance.

INCOME TAX:  Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

CASH FLOW:  For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include cash on hand, interest- and noninterest-bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 3,984,009 and 3,983,009 for the three months ended March 31, 2010 and 2009, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

SECURITIES:  The Company classifies securities into held to maturity and available for sale categories. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities classified as available for sale include securities that could be sold for liquidity, investment management or similar reasons even if there is not a present intention of such a sale. Available for sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income, net of tax.

Premium amortization is deducted from, and discount accretion is added to, interest income on securities using the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses are recognized upon the sale of specific identified securities on the completed transaction basis. When a decline in fair value is other than temporary, a charge is recorded to earnings for the amount attributable to credit loss, with the remaining decline recorded as a charge to other comprehensive income.

FEDERAL HOME LOAN BANK (“FHLB”) STOCK:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the Bank's level of borrowings from the FHLB and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

LOANS:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on an accrual basis using the interest method and includes amortization of net deferred loan fees and costs over the loan term using the level yield method without anticipating prepayments.

Interest income is discontinued and the loan moved to non-accrual status when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days unless the loan is well-secured or in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for a loan placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and classified loans that are not reviewed for impairment, based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

MORTGAGE SERVICING RIGHTS:  A mortgage servicing right (“MSR”) is a contractual agreement where the right to service a mortgage loan is sold by the original lender to another party. When the Company sells mortgage loans to the secondary market, it retains the servicing rights to these loans. The Company’s MSR is recognized separately when acquired through sales of loans and is initially recorded at fair value with the income statement effect recorded in mortgage banking income. Subsequently, the MSR is then amortized in proportion to and over the period of estimated future servicing income of the underlying loan. The MSR is then evaluated for impairment periodically based upon the fair value of the rights as compared to the carrying amount, with any impairment being recognized through a valuation allowance. Fair value of the MSR is based on market prices for comparable mortgage servicing contracts.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  At March 31, 2010 and December 31, 2009, the Company’s MSR asset portfolio was $481 and $474, respectively.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

Accounting for Transfers of Financial Assets: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, FASB Accounting Standards Codification ("ASC") 860.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The adoption of this new guidance on January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R) (ASC 810).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The adoption of this new guidance on January 1, 2010 had no impact on the Company’s consolidated financial statements.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities Available For Sale:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements using pricing models that vary based on asset class and include available trade, bid and other market information.  Fair value of securities available for sale may also be determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Impaired Loans:  Some impaired loans are reported at the fair value of the underlying collateral adjusted for selling costs.  Collateral values are estimated using Level 3 inputs based on third party appraisals.

Mortgage Servicing Rights:  Fair value is based on market prices for comparable mortgage servicing contracts.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$13,536	----
U.S. Government sponsored entity securities	----	18,983	----
Agency mortgage-backed securities, residential	----	48,355	----

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$10,557	----
U.S. Government sponsored entity securities	----	34,122	----
Agency mortgage-backed securities, residential	----	39,189	----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$16,315
Mortgage servicing rights	----	----	481
Other Real Estate Owned	----	----	484

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$12,141
Mortgage servicing rights	----	----	474

Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a principal balance of $25,329 at March 31, 2010. The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $21,187, resulting in a specific valuation allowance of $4,872. This led to an additional provision for loan loss expense of $944.  At December 31, 2009, impaired loans had a principal balance of $27,644. The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $16,069, resulting in a specific valuation allowance of $3,928. The specific valuation allowance for those loans has increased from $3,928 at December 31, 2009 to $4,872 at March 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $481, which is made up of the outstanding balance of $627, net of a valuation allowance of $146 at March 31, 2010.

Other real estate owned was measured at the lower of cost or fair value less costs to sell.  A nonrecurring adjustment occurred on one residential real estate property that had a carrying amount of $484, which was made up of the outstanding balance of $610, net of a valuation allowance of $126 at March 31, 2010.  This resulted in a write-down of $126 for the year ended March 31, 2010.

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet at March 31, 2010 and December 31, 2009, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$43,539	$43,539	$15,670	$15,670
Securities	97,095	97,340	100,457	100,702
Federal Home Loan Bank stock	6,281	N/A	6,281	N/A
Loans	643,002	662,197	643,158	661,005
Accrued interest receivable	2,867	2,867	2,896	2,896

Financial liabilities:
Deposits	679,020	679,855	647,644	649,530
Securities sold under agreements to repurchase	25,613	25,613	31,641	31,641
Other borrowed funds	40,225	40,902	42,709	43,276
Subordinated debentures	13,500	13,711	13,500	13,712
Accrued interest payable	2,958	2,958	4,075	4,075

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.   The methods for determining the fair values for securities were described previously.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates   applied   to   the  estimated  life  and  credit  risk  (including consideration of widening credit spreads).  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the   fair   value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Securities Available for Sale
U.S. Treasury securities	$13,528	$8	$	----	$13,536
U.S. Government sponsored entity securities	18,544	439		----	18,983
Agency mortgage-backed securities, residential	47,977	437		(59)	48,355
Total securities	$80,049	$884		$(59)	$80,874

Securities Held to Maturity
Obligations of states and political subdivisions	$16,187	$280		$(34)	$16,433
Agency mortgage-backed securities, residential	34	----		(1)	33
Total securities	$16,221	$280		$(35)	$16,466

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury securities	$10,548	$10	$(1)	$10,557
U.S. Government sponsored entity securities	33,561	561	----	34,122
Agency mortgage-backed securities, residential	38,737	560	(108)	39,189
Total securities	$82,846	$1,131	$(109)	$83,868

Securities Held to Maturity
Obligations of states and political subdivisions	$16,553	$287	$(41)	$16,799
Agency mortgage-backed securities, residential	36	----	(1)	35
Total securities	$16,589	$287	$(42)	$16,834

The amortized cost and estimated fair value of the investment securities portfolio at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturity:
Due in one year or less	$22,550	$22,602	$1,232	$1,257
Due in one to five years	9,522	9,917	2,194	2,288
Due in five to ten years	----	----	4,050	4,159
Due after ten years	----	----	8,711	8,729
Agency mortgage-backed securities, residential	47,977	48,355	34	33
Total securities	$80,049	$80,874	$16,221	$16,466

There were no sales of debt or equity securities during 2010 and 2009.

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More				Total
March 31, 2010	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed securities, residential	$14,178	$(59)	$	----	$	----	$14,178	$(59)
Total available for sale	$14,178	$(59)	$	----	$	----	$14,178	$(59)

Securities Held to Maturity
Obligations of states and political subdivisions	$393	$(6)		$1,389		$(28)	$1,782	$(34)
Agency mortgage-backed securities, residential	----	----		24		(1)	24	(1)
Total held to maturity	$393	$(6)		$1,413		$(29)	$1,806	$(35)

	Less Than 12 Months				12 Months or More				Total
December 31, 2009	Fair Value		Unrealized Loss		Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities		$3,028		$(1)	$	----	$	----	$3,028	$(1)
Agency mortgage-backed securities, residential		9,054		(108)		----		----	9,054	(108)
Total available for sale		$12,082		$(109)	$	----	$	----	$12,082	$(109)

Securities Held to Maturity
Agency mortgage-backed securities, residential	$	----	$	----		$25		$(1)	$25	$(1)
Obligations of states and political subdivisions		767		(13)		1,389		(28)	2,156	(41)
Total held to maturity		$767		$(13)		$1,414		$(29)	$2,181	$(42)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality, management does not intend to sell and does not believe it is more likely than not the Company will be required to sell, and the decline in fair value is largely due to increases in market interest rates and other market conditions.  The fair value is expected to recover as the bonds approach their maturity date or reset date.  Management does not believe any individual unrealized loss at March 31, 2010 represents an other-than-temporary impairment.

NOTE 4 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

	March 31, 2010	December 31, 2009

Residential real estate	$237,252	$238,761
Commercial real estate	220,070	209,300
Commercial and industrial	51,732	58,818
Consumer	134,480	136,229
All other	8,246	8,248
	$651,780	$651,356

The Bank originated refund anticipation loans that contributed fee income of $436 during the three months ended March 31, 2010 and $390 during the same period in 2009.

At March 31, 2010 and December 31, 2009, loans on nonaccrual status were approximately $6,362 and $3,619, respectively.  Loans past due more than 90 days and still accruing at March 31, 2010 and December 31, 2009 were $1,891 and $1,639, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the three-month periods ended
March 31:
	2010	2009
Balance - January 1,	$8,198	$7,799
Loans charged off:
Commercial 1	----	157
Residential real estate	256	561
Consumer	520	480
Total loans charged off	776	1,198
Recoveries of loans:
Commercial 1	95	----
Residential real estate	3	2
Consumer	337	253
Total recoveries of loans	435	255
Net loan charge-offs	(341)	(943)
Provision charged to operations	921	848
Balance – March 31,	$8,778	$7,704

Information regarding impaired loans is as follows:
	March 31, 2010	December 31, 2009

Balance of impaired loans	$25,329	$27,644

Less portion for which no specific allowance is allocated	4,142	11,575

Portion of impaired loan balance for which an allowance for credit losses is allocated	$21,187	$16,069

Portion of allowance for loan losses allocated to the impaired loan balance	$4,872	$3,928

Average investment in impaired loans year-to-date	$25,286	$27,927

Interest recognized on impaired loans was $249 and $466 for the three-month periods ended March 31, 2010 and 2009, respectively.  Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.72% of total loans were unsecured at March 31, 2010, down from 3.76% at December 31, 2009.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the

1 Includes commercial and industrial and commercial real estate loans.

financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2010, the contract amounts of these instruments totaled approximately $67,969, compared to $70,403 at December 31, 2009.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2010 and December 31, 2009 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

March 31, 2010…...….……..	$35,692	$4,247	$286	$40,225
December 31, 2009…………	$38,209	$4,247	$253	$42,709

Pursuant to collateral agreements with the FHLB, advances are secured by $208,971 in qualifying mortgage loans and $6,281 in FHLB stock at March 31, 2010.  Fixed-rate FHLB advances of $35,692 mature through 2033 and have interest rates ranging from 2.13% to 6.62%.  There were no variable-rate FHLB borrowings at March 31, 2010.

At March 31, 2010, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at March 31, 2010.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $154,794 at March 31, 2010.  Of this maximum borrowing capacity of $154,794, the Company had $82,101 available to use as additional borrowings, of which, $75,000 could be used for short-term, cash management advances as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.75% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  A total of $400 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at March 31, 2010 and December 31, 2009.  Various investment securities from the Bank used to collateralize FRB notes totaled $2,995 at March 31, 2010 and $3,290 at December 31, 2009.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $37,000 at March 31, 2010 and $25,200 at December 31, 2009.

Scheduled principal payments over the next five years:

	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

2010 ……………………	$23,072	$2,456	$286	$25,814
2011 ……………………	6,089	----	----	6,089
2012 ……………………	92	646	----	738
2013 ……………………	2,595	----	----	2,595
2014 ……………………	2,599	1,145	----	3,744
Thereafter……………..	1,245	----	----	1,245
	$35,692	$4,247	$286	$40,225

NOTE 8 – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and consumer finance. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business which are then aggregated if operating performance, products/services, and customers are similar. Loans, investments, and deposits provide the majority of the net revenues from the banking operation, while loans provide the majority of the net revenues for the consumer finance segment.  All Company segments are domestic.

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.2% and 91.9% of total consolidated revenues for the years ending March 31, 2010 and 2009, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense. Transactions among reportable segments are made at fair value.

Information for the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2010

	Banking	Consumer Finance	Total Company

Net interest income	$7,564	$1,045	$8,609
Provision expense	$825	$96	$921
Tax expense	$524	$242	$766
Net income	$1,433	$473	$1,906
Assets	$822,118	$14,043	$836,161

	Three Months Ended March 31, 2009

	Banking	Consumer Finance	Total Company

Net interest income	$7,369	$911	$8,280
Provision expense	$690	$158	$848
Tax expense	$691	$155	$846
Net income	$1,750	$301	$2,051
Assets	$809,233	$12,731	$821,964

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to, the risk factors discussed in Part I, Item 1A of Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Ohio Valley’s other securities filings.  Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to publish revised information or updates to any forward looking statements made in this document or elsewhere.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within central and southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank also offers credit card services.  Loan Central engages in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services during the first quarter of 2010.  Ohio Valley Financial Services is an insurance agency that facilitates the receipts of insurance commissions.

For the three months ended March 31, 2010, net income decreased by $145, or 7.1%, compared to the same quarterly period in 2009, to finish at $1,906.  Earnings per share for the first quarter of 2010 also decreased $.03, or 5.9%, compared to the same quarterly period in 2009, to finish at $.48 per share.  The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both decreased to 0.90% and 11.57% at March 31, 2010, as compared to 1.02% and 13.13%, respectively, at March 31, 2009.

The Company’s decrease in earnings during the three months ended March 31, 2010 as compared to the same period in 2009 was primarily the result of personnel costs increasing $234 due to various annual merit and cost of living adjustments, higher employee health insurance costs and a larger employee base from 2009.  Further reducing earnings during the first quarter of 2010 was lower mortgage banking income, which decreased 70.9%, or $183, as compared to the first quarter of 2009 due to lower mortgage refinancing volume.  Other factors that led to lower earnings during the first quarter of 2010 included various capital planning costs totaling $168 and additional losses on the sale of other real estate owned (“OREO”), which were up $111 over the first quarter period of 2009.

Partially offsetting higher personnel costs and lower mortgage banking income was a 4.0% improvement to the Company’s net interest income.  This resulted in a net interest earnings increase of $329 during the first quarter of 2010 over the same period in 2009.  While asset yields continue to decline contributing to a lower net interest margin, a 5.7% improvement in average earning assets completely offset these factors, particularly loans.  Average loan balances increased $21,038, or 3.3%, during the first quarter of 2010 as compared to the same period in 2009.  Further limiting the growth in net noninterest expense was higher transaction volume related to the Company’s seasonal tax clearing services performed during the first quarter of 2010, increasing tax processing fees by $183 over the first quarter of 2009 .

The consolidated total assets of the Company increased $24,173, or 3.0%, during the first three months of 2010 as compared to year-end 2009, to finish at $836,161.  This change in assets was led by an increase in the Company’s interest-bearing deposits with banks, which increased $27,829 from year-end 2009, largely from the deployment of interest- and non-interest bearing deposit liability growth.  Maturities of U.S. Government sponsored entity securities led the decrease in the Company’s total investment securities, which were down 3.3% from year-end 2009.  The Company’s loan portfolio remained relatively stable during the first quarter of 2010, growing just 0.1% from year-end 2009.  This minimal increase came primarily from the commercial loan portfolio, which includes commercial real estate and commercial and industrial loans.  Historical low interest rates in early 2009 created an increasing demand from consumers to refinance their existing mortgage loans.  This led to a significant increase in the volume of real estate loans sold to the secondary market during the first half of 2009, which caused a corresponding decrease to the Company’s residential real estate loan portfolio, which was down 0.6% from year-end 2009.  While the demand for loans was limited during the first three months of 2010, the Company was able to benefit from growth in its total deposit liabilities of $31,376 from year-end 2009.  Interest-bearing deposit liability growth was led by surges in the Company’s public fund NOW balances of $16,433 and Market Watch balances of $1,875, as well as additional noninterest-bearing demand deposits of $14,100, all up from year-end 2009.  Partially offsetting growth in those deposit categories were decreases in the Company’s time deposits, which were down $2,157 from year-end 2009.  The total deposits retained from year-end 2009 were partially used to fund the repayments of other borrowed funds, which decreased $2,484 from year-end 2009.  The excess liquidity created by the growth in total deposits will be available to fund potential earning asset growth during the remainder of 2010.

Comparison of
Financial Condition
at March 31, 2010 and December 31, 2009

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2010 compared to December 31, 2009.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, interest- and non-interest bearing balances due from banks and federal funds sold.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At March 31, 2010, cash and cash equivalents had increased $27,869, or 177.8%, to $43,539 as compared to $15,670 at December 31, 2009.  The increase in cash and cash equivalents was largely affected by the Company’s increased liquidity position due to deposit liability growth in excess of the minimal change in loan balances.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  The Federal Reserve Bank clearing account became interest-bearing during the fourth quarter of 2008 when, during this time, the Federal Reserve Board announced that it would begin paying interest on depository institutions’ required and excess reserve balances.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  Prior to this change in late 2008, the Federal Reserve Bank balances held by the Company were non-interest bearing.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity.  The Company will attempt to re-invest these liquid funds back into higher yielding assets, such as loans and, to a lesser extent, investment securities during the remainder of 2010 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.
Securities

During the first three months of 2010, investment securities decreased $3,362 to finish at $97,095, a decrease of 3.3% as compared to year-end 2009.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, mortgage-backed securities and obligations of states and political subdivisions. GSE securities decreased $15,139, or 44.4%, as a result of various maturities during the first quarter of 2010, mostly from short-term, lower yielding instruments that were purchased during the first and second quarters of 2009.  During this period in 2009, the Company experienced a significant increase in total deposit balances while loan balances remained at a relatively stable level.  As a result, the Company invested the excess funds into new short-term U.S. Treasury and GSE securities with maturities less than one year and interest rate yields less than 1.0%.  While loan growth continues to remain flat during 2010 from year-end 2009, the Company has re-invested a portion of these matured GSE security proceeds back into longer-term securities with higher interest rate yields.  As a result, the Company’s mortgage-backed security portfolio increased $9,164, or 23.4%, as compared to December 31, 2009.  Typically, the primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances being relatively stable, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from mortgage-backed securities totaled $3,996 from January 1, 2010 through March 31, 2010.  The Company’s U.S. Treasury securities also increased $2,979, or 28.2%, during the three months ended March 31, 2010 as compared to year-end 2009.

In addition to helping achieve diversification within the Company’s securities portfolio, U.S. Treasury and GSE securities have also been used to satisfy pledging requirements for repurchase agreements.  At March 31, 2010, the Company’s repurchase agreements decreased 19.1%, lowering the need to secure these balances.  For the remainder of 2010, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first three months of 2010, total loans remained relatively stable from year-end 2009, increasing $424, or 0.1%.  Higher loan balances were mostly influenced by total commercial loans, which were up $3,684, or 1.4%, from year-end 2009.  The Company’s commercial loans include both commercial real estate and commercial and industrial loans.  Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.  Commercial real estate, the Company’s largest segment of commercial loans, increased $10,770, or 5.1%, from year-end 2009.  This segment of loans is mostly secured by commercial real estate and rental property.  Commercial real estate includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Partially offsetting commercial real estate growth was a decrease in the Company’s commercial and industrial loan portfolio, which was down $7,086, or 12.0%, from year-end 2009.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  The commercial loan portfolio, including participation loans, consists primarily of rental property loans (21.9% of portfolio), medical industry loans (11.0% of portfolio), hotel and motel loans (7.8% of portfolio) and land development loans (7.4% of portfolio).  During 2010, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson, Pike and Franklin counties of Ohio, which accounted for 58.3% of total originations.  The growing West Virginia markets also accounted for 26.5% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company and normal underwriting considerations.  Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2010.
Partially offsetting the contributions from commercial loans were consumer loans, which were down $1,749, or 1.3%, from year-end 2009.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The decrease in consumer loans came mostly from the Company’s automobile lending segment, which decreased $1,213, or 2.1%, from year-end 2009.  The “indirect” automobile lending segment contributed most to this decrease and represents the largest portion of the Company’s consumer loan portfolio, representing 23.8% of total consumer loans at March 31, 2010.  Prior to 2010, the indirect automobile loan segment was on an increasing pace as the Company was able to compete for a larger portion of the indirect business within its local markets.  Historically, the Company’s loan underwriting process and interest rates offered on indirect automobile opportunities struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment.  However, in the last two years, growing economic factors have weakened the economy and consumer spending.  During this time of economic challenge, these banks and captive finance companies that once were successful in getting the majority of the indirect automobile opportunities were struggling because of the losses they had to absorb as well as the overall decrease in demand for auto loans.  As a result, these businesses had to tighten their underwriting processes, which allowed the Company to experience a 21.2% increase in its auto indirect lending balances during 2009.  This volume of new indirect lending opportunities has begun to stabilize in 2010 and opportunities for significant growth during the remaining three quarters of 2010 is not likely as the larger institutions and captive finance companies are again competing for a larger share of the market.

The remaining consumer loan products not discussed above were collectively down $536, or 0.7%, which included general decreases in loan balances from recreational vehicles, mobile homes and home equity capital lines.  Management will continue to place more emphasis on other loan portfolios (i.e. residential real estate and commercial) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.  Management believes that the volume of indirect automobile opportunities will continue to stabilize and does not anticipate any significant growth during the remaining fiscal year of 2010.

Generating residential real estate loans remains a key focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  During the first three months of 2010, total residential real estate loan balances decreased $1,509, or 0.6%, from year-end 2009 to total $237,252.  During the end of 2008 and first quarter of 2009, long-term interest rates decreased to historic low levels that prompted a significant surge of demand for these types of long-term fixed-rate real estate loans. At March 31, 2009 and December 31, 2008, the 30-year treasury rate was 3.56% and 2.69%, respectively, as compared to 4.31% at September 30, 2008. During this time, consumers were able to take advantage of these low rates and reduce their monthly costs. To help manage interest rate risk and satisfy this significant demand for longer-termed, fixed-rate real estate loans, the Company took advantage of the opportunities during 2009 to originate and sell fixed-rate mortgages to the secondary market. As a result, during the year ended December 31, 2009, the Company sold 432 loans totaling $57,815 to the secondary market, which represented almost four times the amount of loans sold during the previous year of 2008.  The increased volume of loans sold to the secondary market in 2009 contributed to growth in real estate origination fees and higher gains on sale revenue in 2009.  Since the first half of 2009, refinancing activity has subsided while the long-term, 30-year treasury rate has trended upward, finishing at 4.72% at March 31, 2010, exceeding the below 3% levels from year-end 2008.  This has led to a decrease in the Company's longer-termed, fixed-rate real estate loans, which were down $1,074, or 0.6%, from year-end 2009. Terms of these fixed-rate loans include 15-, 20- and 30-year periods. This trend also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $1,067, or 4.0%, from year-end 2009.  The remaining real estate loan portfolio balances increased $632 primarily from the Company’s other variable-rate products.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.
The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has limited the lending opportunities within the Company's market locations. Dramatic declines in the housing market during the past year of 2009, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will continue to remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company has already seen the volume of secondary market loan sales stabilize during the second half of 2009 and first quarter of 2010 and anticipate that trend to continue into the remaining three quarters of 2010 as long-term interest rates begin to increase. At December 31, 2009 and March 31, 2010, the 30-year treasury rate was 4.63% and 4.72%, respectively, as compared to 2.69% at December 31, 2008. The Company anticipates total loan growth in 2010 to be challenged, with volume to continue at a stable pace throughout the rest of the year.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks.  During the first three months of 2010, the Company’s allowance for loan losses increased $580 to finish March 31, 2010 at $8,778, as compared to $8,198 at year-end 2009.  This increase in reserves was, in large part, due to an increase in the Company's specific allocation component related to impaired loans, which increased $944, or 24.0%, from year-end 2009.  These specific allocations were mostly related to commercial loans that had previously been identified as impaired prior to 2010, but required additional reserves during the first quarter of 2010 due to continued concerns over the Company’s ability to collect all amounts due according to the loans’ existing contractual terms.  At March 31, 2010, there were $25,329 of loans held by the Company classified as impaired, or for which management had concerns regarding the ability of the borrowers to meet existing repayment terms. This represents an 8.4% decrease to the impaired loan balances at December 31, 2009. The portion of impaired loans that are specifically allocated for in the allowance for loan losses reflect probable losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as non-performing.

The Company continues to experience increases in its nonperforming loan balances from year-end 2009.  Nonperforming loans at March 31, 2010 totaled 1.27% of total loans, an increase from the December 31, 2009 ratio of 0.81%.  During this time, nonperforming loans increased $2,995, or 57.0%, over year-end 2009 to finish at $8,253 at March 31, 2010.  The increase in nonperforming loans was mostly related to one commercial account totaling $2,511 with payment performance difficulties that was placed on nonaccrual status during the first quarter ended March 31, 2010.  The commercial loan had previously been evaluated as impaired, and, as a result, there was no additional allocation for loan losses required.  This troubled credit also impacted the Company’s nonperforming assets, which increased $2,773, or 26.0%, over year-end 2009 to finish at $13,423 at March 31, 2010.  As a result, the Company’s ratio of nonperforming assets to total assets grew to 1.61% at March 31, 2010 from 1.31% at year-end 2009.  Approximately 50.1% of nonperforming assets is related to two large commercial relationships.  The first relationship, already mentioned, consists of one loan totaling $2,511 that was placed into nonaccrual status during the first quarter of 2010.  The second commercial relationship consists of two loans totaling $4,214 that was transferred into other real estate owned (“OREO”) during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at March 31, 2010 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

During the first three months of 2010, net charge-offs totaled $341, a decrease of $602 from the same period in 2009, mostly due to a partially charged-off real estate loan during the first quarter of 2009 combined with increases in commercial and consumer loan recoveries during the first quarter of 2010.  The improvement in net charge-offs also helped to limit provision expense charges during the first quarter of 2010.  Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio.  Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.
Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet certificate of deposit (“CD”) balances, as an alternative funding source to efficiently manage the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits increased $31,376, or 4.8%, to finish at $679,020 at March 31, 2010, resulting mostly from an increase in the Company’s “core” deposit balances that included noninterest-bearing and interest-bearing demand deposits.  Core relationship deposits are considered by management as a primary source of the Bank’s liquidity.  The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank.  The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher percentage of its deposits being held in money market accounts and NOW accounts, which increased 9.4% at March 31, 2010, while a lesser percentage has resulted in retail time deposits at March 31, 2010.  Furthermore, the Company’s core noninterest-bearing demand accounts increased 16.3% from year-end, although, this was primarily due to seasonal fluctuations with two business accounts that are expected to decrease during the second quarter of 2010 compared to their balances at March 31.

Deposit growth came mostly from interest-bearing NOW account balances, which increased $16,693, or 18.2%, during the first three months of 2010 as compared to year-end 2009.  This growth was largely driven by public fund balances related to the collection of taxes by local municipalities and distributions to local school districts who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal tax collections are short-term in nature and typically decrease in the second quarter.  Further impacting growth in public fund NOW accounts were increased balances related to local school construction projects within Gallia County, Ohio.  These balances will continue to normalize as the contsruction processes reach their final stages of completion and allocated funds are disbursed.

The Company’s interest-free funding source, noninterest-bearing demand deposits, also contributed to growth in total deposits, increasing $14,100, or 16.3%, from year-end 2009.  This increase was largely from growth in the Bank’s business checking accounts, particularly with two accounts used in the facilitation of electronic tax refund checks and deposits discussed later within the caption titled “Noninterest Income”.  These balances, which are seasonal in nature, are expected to decrease during the second quarter of 2010, and most of the funds will have been disbursed by the end of 2010.

Further enhancing deposit growth were interest-bearing money market deposit balances, increasing $1,752, or 1.7%, during the first three months of 2010 as compared to year-end 2009.  This increase was primarily driven by the Company's Market Watch money market account product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product, most recently a special six-month introductory rate offer of 3.00% APY during 2009’s first quarter for new Market Watch accounts.  This special offer was well received by the Bank’s customers and contributed to elevating money market balances during 2009 that have carried over into 2010.  As of March 31, 2010, the Market Watch program totaled $101,577 in deposits, a $1,875, or 1.9%, increase from the balances at year-end 2009.

The Company’s statement savings products also increased $1,035, or 3.7%, from year-end 2009, reflecting the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.
Partially offsetting the growth in total deposits were decreases in time deposits from year-end 2009.  Time deposits, particularly CD’s, remain the most significant source of funding for the Company’s earning assets, making up 47.8% of total deposits.  During the first three months of 2010, time deposits decreased $2,157, or 0.7%, from year-end 2009.  With loan balances up just 0.1% from year-end 2009, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels from 2008, the Company has seen the cost of its retail CD balances continue to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a shift within its time deposit portfolio, with retail CD balances decreasing

$3,250 from year-end 2009, while utilizing more wholesale funding deposits (i.e., brokered and internet CD issuances), which  increased $1,093 from year-end 2009.  The Bank increased its use of brokered deposits mostly during the first quarter of 2009 with laddered maturities into the future.  This trend of utilizing brokered CD’s selectively based on maturity and interest rate opportunities not only fits well with management’s strategy of funding the balance sheet with low-costing wholesale funds, but it also assists to manage the interest rate risks associated with the limited loan originations of longer-term fixed rate mortgages experienced during the first half of 2009.  Although brokered and internet CD’s may exhibit more price volatility than core deposits, management is comfortable with these sources of funds based on the maturity distribution and overall policy limits established for these deposit types.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth.  The Company will continue to emphasize growth in its core deposit relationships as well as to utilize its wholesale CD funding sources during the remainder of 2010, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $6,028, or 19.1%, from year-end 2009.  This decrease was mostly due to seasonal fluctuations of one commercial account during the first three months of 2010.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs.  Other borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and promissory notes.  During the first three months of 2010, other borrowed funds were down $2,484, or 5.8%, from year-end 2009.  While net loan demand continues to be stable during the first quarter of 2010, management has used the growth in deposit proceeds to repay FHLB borrowings.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors.  Total shareholders' equity at March 31, 2010 of $67,461 was up $940, or 1.4%, as compared to the balance of $66,521 at December 31, 2009.  Contributing most to this increase was year-to-date net income of $1,906, partially offset by cash dividends paid of $836, or $.21 per share, year-to-date.  The Company had treasury stock totaling $15,712 at March 31, 2010, unchanged from year-end 2009.
Comparison of
Results of Operations
for the Quarters Ended March 31, 2010 and 2009

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly period ended March 31, 2010 compared to the same period in 2009. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the first quarter of 2010, net interest income increased $329, or 4.0%, as compared to the first quarter in 2009.  The first quarter improvement was largely due to higher average earning asset growth of 5.7% partially offset by a lower net interest margin due to declining asset yields.

Total interest and dividend income decreased $383, or 3.0%, during the first quarter of 2010 as compared to the same period in 2009.  This drop in interest earnings was largely due to a decrease in the yields earned on average earning assets during the first quarter of 2010 as compared to the same period in 2009.  The average yield on earning assets for the three months ended March 31, 2010 decreased 55 basis points to 6.15% as compared to 6.70% during the same period in 2009.  This negative effect reflects the Company’s focus on liquidity, which contributed to an increase in lower-yielding, short-term assets.  Throughout the first half of 2009, loans grew at a mild pace while excess funds increased from core deposit growth. As a result, the Company invested the majority of these excess funds into its interest-bearing Federal Reserve Bank clearing account, yielding 0.25%, and investment securities balances with yields of less than one percent.  This has contributed to the decrease in asset yields from 2009 to 2010.  The Company’s intention with its short-term investment security purchases and higher Federal Reserve Bank balances is to re-invest these shorter-term liquid assets into future loan growth or longer-term securities if interest rates are increased in the near future.

Partially offsetting the effect of lower asset yields was growth in the Company’s average earning assets, which increased $43,872, or 5.7%, during the first quarter of 2010 as compared to the same period in 2009.  This growth in average earning assets was largely comprised of loans, which increased $21,038, or 3.3%, primarily from growth in the commercial loan portfolio that completely offset a lower average of real estate loans due to the significant volume of secondary market real estate loan sales during the first half of 2009.  Average earning asset growth was also impacted by higher average interest-bearing deposits with banks, which increased $19,201, or 77.1%, due to the increased liquidity position from deposit funds.  A portion of these funds not used to fund loans were specifically invested in the Company’s interest-bearing Federal Reserve Bank clearing account.

Also partially offsetting the effect of lower asset yields were increases in the Company’s refund anticipation loan (“RAL”) fees during the first quarter of 2010.  The Company’s participation with a third party tax software provider has given the Bank the opportunity to make RAL loans during the tax refund loan season, typically from January through March.  RAL loans are short-term cash advances against a customer's anticipated income tax refund.  Through the first three months of 2010, the Company had recognized $436 in RAL fees as compared to $390 during the same period in 2009, an increase of $46, or 11.8%.
In relation to lower earning asset yields, the Company’s total interest expense decreased $712, or 16.4%, for the first quarter of 2010 as compared to the same period in 2009, as a result of lower rates paid on interest-bearing liabilities.  Since the beginning of 2008, the Federal Reserve Board has reduced the prime and federal funds interest rates by 400 basis points.  The prime interest rate is currently at 3.25%, and the target federal funds rate has decreased to a range that remains between 0.0% to 0.25%.  The short-term rate decreases have impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts.  Interest rates on CD balances have  also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates), which have lowered funding costs during 2010.  The Bank has also experienced a deposit composition shift from a higher level of CD balances from a year ago with weighted average costs of 2.64% to a higher deposit composition of NOW and money market balances with weighted average costs of 1.31% and 1.17%, respectively, at March 31, 2010.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Bank’s total weighted average funding costs have decreased 51 basis points from 2.26% at March 31, 2009 to 1.75% at March 31, 2010.

During the three months ended March 31, 2010, the declines in asset yields have completely offset the declines in funding costs, as well as the benefits of RAL fees.  As a result, the Company’s net interest margin has decreased 8 basis points from 4.42% to 4.34% during the first quarter of 2010 as compared to the same period in 2009.  However, the Company continues to experience margin improvement when compared to the most recent linked third and fourth quarters of 2009.  During this time, the net interest margin has increased from the third quarter’s 3.85% level to 3.99% during the fourth quarter of 2009.  The Company attributes this margin enhancement effect to the re-investment of lower yielding interest-bearing deposits with banks earning 0.25% or less to higher yielding assets such as loans and short-term investment securities since the first qusrter of 2009.  Net interest margin will continue to benefit if continued maturities of short-term investment securities can be re-invested in loans and other longer-term, higher yielding investments.

The Company expects the net interest margin to remain challenged for the remainder of 2010, as it expects loan demand to remain relatively stable, with no significant growth.  It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under significant stress due to declining real estate values and asset impairments. The Federal Reserve Board's continued actions of decreasing short-tem interest rates in 2008 were necessary to take steps in repairing the recessionary problems and promote economic stability. The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at the historically low levels for the majority of 2010. However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company's control. For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Credit risk is inherent in the business of originating loans.  The Company sets aside an allowance for loan losses through charges to income, which are reflected in the consolidated statement of income as the provision for loan losses.  This provision charge is recorded to achieve an allowance for loan losses that is adequate to absorb losses in the Company’s loan portfolio.  Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors.

Provision expense increased $73, or 8.6%, for the three months ended March 31, 2010 as compared to the same period in 2009.  The year-to-date increase in provision expense was impacted by a 24.0% increase in specific allocations related to impaired loans since year-end 2009, while being partially offset by lower net charge-offs, which decreased 63.8% during the first quarter of 2010 as compared to the same period in 2009.  The specific allocation increase was related to various commercial loans that had continued payment performance difficulties requiring additional reserves.  The decrease in net charge-offs was due to a large real estate loan partial charge-off that was recorded in the previous year’s first quarter combined with increases in commercial and consumer recoveries during the first quarter of 2010 as compared to the same period of 2009.
Management believes that the allowance for loan losses was adequate at March 31, 2010 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.35% of total loans at March 31, 2010, up from the allowance level as a percentage of total loans of 1.26% at December 31, 2009 and 1.22% at March 31, 2009 due to increases in the Company’s specific allocations.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended March 31, 2010 was $1,865, a decrease of $156, or 7.7%, over the same quarterly period in 2009.  This result was mostly due to lower gains on sale of secondary market real estate loans and higher OREO losses, partially offset by increased seasonal tax refund processing fees.

The decrease in noninterest revenue was mostly led by a reduction in the volume of real estate loans.  To help manage consumer demand for longer-termed, fixed-rate real estate mortgages during the first half of 2009, the Company sold most real estate loans it originated during that period.  Historic low interest rates on long-term fixed-rate mortgage loans had caused consumers to refinance existing mortgages. Despite the low level of home sales, consumers were selectively purchasing real estate while locking in low long-term rates.  The decision to sell long-term fixed-rate mortgages at lower rates was also effective in minimizing the interest rate risk exposure to rising rates. During the first quarter of 2009, the Company sold 162 loans totaling $23,103 to the secondary market, which contributed $258 in mortgage banking income.  Since the first half of 2009, consumer refinancings have decreased.  As a result, during the first three months of 2010, the Company sold only 21 loans totaling $2,868, which generated $75 in mortgage banking income.  This decrease in loan sales has contributed to lower mortgage banking income on the sale of loans, decreasing $183, or 70.9%, during the three months ended March 31, 2010 as compared to the same period in 2009.  The Company anticipates this decline in  secondary market loan sales to continue during the remainder of 2010.

Decreases in noninterest income also came from higher net losses on the sales of OREO assets resulting from the pending sale of one real estate property.  A valuation adjustment of $126 was recognized on this piece of real estate in March 2010.  As a result, net losses from OREO sales totaled $111 during the first three months of 2010 as compared to effectively no losses recognized during the first quarter of 2009.

Further lowering noninterest income during the first quarter of 2010 as compared to the first quarter of 2009 was a decrease in the Bank’s service charge fees on deposit accounts, which declined by $69, or 11.0%.  The decrease was in large part due to a lower volume of overdraft balances.

Partially offsetting the decreases in noninterest income were increased revenues from the Company’s tax refund processing fees classified as electronic refund check/deposit (“ERC/ERD”) fees.  The Company began its participation in a new tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider.  During the three months ended March 31, 2010, the Company’s ERC/ERD fees increased by $183, or 39.7%, as compared to the same period in 2009.  As a result of ERC/ERD fee activity being mostly seasonal, the Company expects the income to decrease during the second quarter of 2010 and to become minimal during the second half of of 2010.

Also making positive contributions to noninterest income was the Company’s income from tax-free bank owned life insurance (“BOLI”) investments.  BOLI investments are maintained by the Company to fund various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans.  During the first quarter of 2010, the Company’s BOLI earnings increased $21, or 13.3%, as compared to the same quarterly period of 2009.  BOLI activity was impacted by additional investments in life insurance contracts purchased during the third quarter of 2009 and a higher earnings rate tied to such policies.  The Company’s average investment balance in BOLI through March 31, 2010 was $18,798, an increase of $949, or 5.3%, as compared to the same period in 2009.

Noninterest Expense

Noninterest expense during the first quarter of 2010 increased $325, or 5.0%, as compared to the same period in 2009.  Contributing most to the growth in overhead expense were higher salaries and employee benefits, increasing $234, or 6.4%, during the first quarter of 2010 as compared to the same period in 2009.  Salaries and employee benefits represents the Company’s largest noninterest expense item.  The increase was largely due to annual merit and cost of living salary increases, increased health insurance benefit costs, and higher payroll taxes related to a higher full-time equivalent (“FTE”) employee base.  The Company’s FTE employees increased to 271 employees on staff at March 31, 2010 as compared to 264 employees at March 31, 2009.

The Company also realized increases to various expense categories that are included in other noninterest expense.  Total legal, accounting and consulting fees were collectively up $168, or 113.9%, during the first quarter of 2010 as compared to the same period in 2009.  This growth was primarily due to various capital planning costs incurred by Ohio Valley, the parent company.  Also contributing to the increase in other noninterest expense was higher supplies and postage expense, which was up $33, or 11.7%, during the first quarter of 2010 due to increased mailings and postal rates over 2009’s first quarter.  Partially offsetting these other noninterest expense increases were lower telecommunications costs, which decreased $61, or 25.6%, during the first quarter of 2010 as compared to the same period in 2009.  In 2008, the Company improved the communication lines between all of its branches to achieve faster relay of information and increase work efficiency.  This investment upgrade of communication lines created a higher monthly cost.  The transition resulted in some billings in 2009 that were not repeated in 2010.

Partially offsetting the increases to noninterest expense were decreases in FDIC premium expense.  As has been well documented, the FDIC’s decisions to increase deposit premium rates beginning in the fourth quarter of 2008 and levy a special assessment in the second quarter of 2009 has left a significant impact on all financial institution earnings in 2009. While these special assessments levied on all institutions were proven to be vital in maintaining adequate insurance levels, the Deposit Insurance Fund remained extremely low due to the continued high rate of bank failures during 2009. As a result, during the fourth quarter of 2009, the FDIC approved an alternative to future special assessments, which would negatively impact the Company's earnings going forward into 2010. The alternative was to have all banks prepay twelve quarters worth of FDIC assessments on December 30, 2009. The prepayment, which includes assumptions about future deposit and assessment rate growth, was based on third quarter 2009 deposits. The prepaid amount is amortized over the entire prepayment period.  On December 30, 2009, the Company prepaid its assessment in the amount of $3,567. Total FDIC insurance expense has been less costly for the Company through the first three months of 2010, decreasing $26, or 9.1%, as compared to the first three months of 2009.  Continuing declines in the Deposit Insurance Fund may result in the FDIC imposing additional assessments in the future, which could adversely affect the Company's capital levels and earnings.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income.  Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  However, increasing personnel expenses combined with lower mortgage banking income has contributed most to the fact that overhead expense levels have outpaced revenue levels during the first quarter of 2010, causing the efficiency ratio to increase from the prior first quarter period.  The efficiency ratio during the first quarter of 2010 increased to 65.1% from the 63.0% experienced during the first quarter of 2009.
Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

	Company Ratios		Regulatory Minimum
	3/31/10	12/31/09
Tier 1 risk-based capital	12.5%	12.3%	4.00%
Total risk-based capital ratio	13.7%	13.6%	8.00%
Leverage ratio	9.2%	9.6%	4.00%

Cash dividends paid of $836 during the first three months of 2010 represent a 5.0% increase over the cash dividends paid during the same period in 2009.  The quarterly dividend rate increased from $0.20 per share in 2009 to $0.21 per share in 2010.  The dividend rate has increased in proportion to the consistent growth in retained earnings.

Liquidity

Liquidity relates to the Company’s ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place.  Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $125,645, represented 15.0% of total assets at March 31, 2010.  In addition, the FHLB offers advances to the Bank, which further enhances the Bank’s ability to meet liquidity demands.  At March 31, 2010, the Bank could borrow an additional $82,101 from the FHLB, of which $75,000 could be used for short-term, cash management advances.  Furthermore, the Bank has established a borrowing line with the Federal Reserve.  At March 31, 2010, this line had total availability of $94,000.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.  For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

Off-Balance Sheet Arrangements

As discussed in Note 6 – Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk, the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  While these commitments are necessary to meet the financing needs of the Company’s customers, many of these commitments are expected to expire without being drawn upon.  Therefore, the total amount of commitments does not necessarily represent future cash requirements.

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

Allowance for loan losses: To arrive at the total dollars necessary to maintain an allowance level sufficient to absorb probable losses incurred at a specific financial statement date, management has developed procedures to establish and then evaluate the allowance once determined. The allowance consists of the following components: specific allocations, general allocations and other estimated general allocations.
To arrive at the amount required for the specific allocation component, the Company evaluates loans for which a loss may be incurred either in part or whole. To achieve this task, the Company has created a quarterly report (“Watch List”), which lists the loans from each loan portfolio that management deems to be potential credit risks. A loan will automatically be added to the Watch List if the loan balance is over $200 and the loan is either delinquent 60 days or more or nonaccrual. In addition, management may decide to add loans to the Watch List that do not meet the above-mentioned criteria. These loans are reviewed and analyzed for potential loss by the Large Loan Review Committee, which consists of the President of the Company and members of senior management. The function of the Committee is to review and analyze large borrowers for credit risk, scrutinize the Watch List and evaluate the adequacy of the allowance for loan losses and other credit related issues. The Committee has established a grading system to evaluate the credit risk of each commercial borrower on a scale of 1 (least risk) to 10 (greatest risk). After the Committee evaluates each relationship listed in the report, a specific loss allocation may be assessed.

Included in the specific allocation analysis are impaired loans, which generally consist of loans with balances of $200 or more on nonaccrual status or non-performing in nature. Each loan is individually analyzed to determine if a specific allocation is necessary based on expected potential credit loss. Collateral dependent loans will be evaluated to determine a fair value of the collateral securing the loan. Any changes in the impaired allocation will be reflected in the total specific allocation.

The second component (general allowance) is based upon total loan portfolio balances minus loan balances already reviewed (specific allocation). The Large Loan Review Committee evaluates credit analysis reports that provide management with a “snapshot” of information on borrowers with larger-balance loans (aggregate balances of $1 million or greater), including loan grades, collateral values, and other factors. A list is prepared and updated quarterly that allows management to monitor this group of borrowers. Therefore, only small balance commercial loans and homogeneous loans (consumer and real estate loans) are not specifically reviewed to determine minor delinquencies, current collateral values and present credit risk. The Company utilizes actual historic loss experience as a factor to calculate the probable losses for this component of the allowance for loan losses. This risk factor reflects a three-year performance evaluation of credit losses per loan portfolio. The risk factor is achieved by taking the average net charge-off per loan portfolio for the last 36 consecutive months and dividing it by the average loan balance for each loan portfolio over the same time period. The Company believes that by using the 36 month average loss risk factor, the estimated allowance will more accurately reflect current probable losses.

The final component used to evaluate the adequacy of the allowance includes five additional areas that management believes can have an impact on collecting all principal due. These areas are: 1) delinquency trends, 2) current local economic conditions, 3) non-performing loan trends, 4) recovery vs. charge-off, and 5) personnel changes. Each of these areas is given a percentage factor, from a low of 2% to a high of 8%, determined by the degree of impact it may have on the allowance. To calculate the impact of other economic conditions on the allowance, the total general allowance is multiplied by this factor. These dollars are then added to the other two components to provide for economic conditions in the Company's assessment area. The Company's assessment area takes in a total of ten counties in Ohio and West Virginia. Each assessment area has its individual economic conditions; however, the Company has chosen to average the risk factors for compiling the economic risk factor.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2010 Percentage Change in Net Interest Income	December 31, 2009 Percentage Change in Net Interest Income
+300	(1.31%)	(.26%)
+200	(1.36%)	(.58%)
+100	(.95%)	(.58%)
-100	1.46%	.68%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  During the first quarter of 2010, the interest rate risk profile became slightly more exposed to rising interest rates due to a continued reduction in cash flows from the loan portfolio.  With the sustained low interest rate environment, the volume of refinancings continue to slow leading to the duration of the loan portfolio extending.  As a result, the potential increase in interest income from a rising interest rate environment has been reduced.  On the liability side of the balance sheet, management continues to emphasize longer maturity terms for CD specials and wholesale funding issuances.  In addition, management remains focused on nonmaturity deposits which generally exhibit a low correlation to changes in interest rates.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, Ohio Valley’s Chief Executive Officer and Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        Ohio Valley did not purchase any of its shares during the three months ended March 31, 2010.

                        Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2010.

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

OHIO VALLEY BANC CORP.
Date:	May 10, 2010	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Date:	May 10, 2010	By:	/s/ Scott W. Shockey
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