Form 10-Q
period 2010-06-30
OHIO VALLEY BANC CORP
filed 2010-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of common shares of the registrant outstanding as of August 6, 2010 was 3,984,009.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share data)

	June 30, 2010	December 31, 2009

ASSETS
Cash and noninterest-bearing deposits with banks	$8,843	$9,101
Interest-bearing deposits with banks	21,239	6,569
Total cash and cash equivalents	30,082	15,670

Securities available for sale	77,117	83,868
Securities held to maturity (estimated fair value: 2010 - $18,750; 2009 - $16,834)	18,533	16,589
Federal Home Loan Bank stock	6,281	6,281

Total loans	652,886	651,356
Less: Allowance for loan losses	(7,823)	(8,198)
Net loans	645,063	643,158

Premises and equipment, net	10,081	10,132
Accrued income receivable	2,951	2,896
Goodwill	1,267	1,267
Bank owned life insurance	19,385	18,734
Prepaid FDIC insurance	3,078	3,567
Other assets	9,856	9,826
Total assets	$823,694	$811,988

LIABILITIES
Noninterest-bearing deposits	$90,193	$86,770
Interest-bearing deposits	582,329	560,874
Total deposits	672,522	647,644

Securities sold under agreements to repurchase	29,087	31,641
Other borrowed funds	30,129	42,709
Subordinated debentures	13,500	13,500
Accrued liabilities	10,117	9,973
Total liabilities	755,355	745,467

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2010 and 2009 - 4,643,748 shares issued)	4,644	4,644
Additional paid-in capital	32,704	32,704
Retained earnings	45,915	44,211
Accumulated other comprehensive income	788	674
Treasury stock, at cost (2010 and 2009 - 659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	68,339	66,521
Total liabilities and shareholders’ equity	$823,694	$811,988

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$10,807	$10,787	$22,243	$22,446
Securities
Taxable	593	719	1,190	1,472
Tax exempt	112	113	216	230
Dividends	70	70	141	141
Other Interest	17	21	37	32
	11,599	11,710	23,827	24,321
Interest expense:
Deposits	2,802	3,562	5,707	7,011
Securities sold under agreements to repurchase	15	17	31	39
Other borrowed funds	332	556	758	1,144
Subordinated debentures	272	272	544	544
	3,421	4,407	7,040	8,738
Net interest income	8,178	7,303	16,787	15,583
Provision for loan losses	721	296	1,642	1,144
Net interest income after provision for loan losses	7,457	7,007	15,145	14,439

Noninterest income:
Service charges on deposit accounts	573	707	1,129	1,332
Trust fees	58	55	119	110
Income from bank owned life insurance	185	157	364	315
Mortgage banking income	54	360	129	618
Electronic refund check / deposit fees	127	60	771	521
Gain (loss) on sale of other real estate owned	34	27	(77)	27
Other	493	452	954	916
	1,524	1,818	3,389	3,839
Noninterest expense:
Salaries and employee benefits	3,993	3,658	7,885	7,316
Occupancy	397	399	811	802
Furniture and equipment	304	281	596	566
FDIC insurance	262	696	521	981
Data processing	201	232	405	459
Other	1,819	1,649	3,639	3,347
	6,976	6,915	13,857	13,471

Income before income taxes	2,005	1,910	4,677	4,807
Provision for income taxes	534	514	1,300	1,360

NET INCOME	$1,471	$1,396	$3,377	$3,447

Earnings per share	$.37	$.35	$.85	$.86

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$67,461	$64,582	$66,521	$63,056

Comprehensive income:
Net income	1,471	1,396	3,377	3,447
Change in unrealized gain on available for sale securities	370	253	173	664
Income tax effect	(126)	(86)	(59)	(226)
Total comprehensive income	1,715	1,563	3,491	3,885

Cash dividends	(837)	(797)	(1,673)	(1,593)

Balance at end of period	$68,339	$65,348	$68,339	$65,348

Cash dividends per share	$0.21	$0.20	$0.42	$0.40

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2010	2009

Net cash provided by operating activities:	$5,301	$5,111

Investing activities:
Proceeds from maturities of securities available for sale	37,796	15,650
Purchases of securities available for sale	(31,086)	(29,554)
Proceeds from maturities of securities held to maturity	1,439	1,468
Purchases of securities held to maturity	(3,389)	(40)
Net change in loans	(3,897)	(4,372)
Proceeds from sale of other real estate owned	927	406
Purchases of premises and equipment	(463)	(897)
Purchases of bank owned life insurance	(287)	----
Net cash provided by (used in) investing activities	1,040	(17,339)

Financing activities:
Change in deposits	24,878	67,403
Cash dividends	(1,673)	(1,593)
Change in securities sold under agreements to repurchase	(2,554)	4,967
Proceeds from Federal Home Loan Bank borrowings	500	----
Repayment of Federal Home Loan Bank borrowings	(13,038)	(8,003)
Change in other short-term borrowings	(42)	(23,299)
Net cash provided by financing activities	8,071	39,475

Change in cash and cash equivalents	14,412	27,247
Cash and cash equivalents at beginning of period	15,670	18,292
Cash and cash equivalents at end of period	$30,082	$45,539

Supplemental disclosure:

Cash paid for interest	$8,218	$9,884
Cash paid for income taxes	1,611	1,775
Non-cash transfers from loans to other real estate owned	385	1,130
Other real estate owned sales financed by the Bank	35	304

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2010, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2010.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2009 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 3,984,009 and 3,983,009 for the three and six months ended June 30, 2010 and 2009, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

FEDERAL HOME LOAN BANK (“FHLB”) STOCK:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the Bank’s level of borrowings from the FHLB and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

MORTGAGE SERVICING RIGHTS:  A mortgage servicing right (“MSR”) is a contractual agreement where the right to service a mortgage loan is sold by the original lender to another party. When the Company sells mortgage loans to the secondary market, it retains the servicing rights to these loans. The Company’s MSR is recognized separately when acquired through sales of loans and is initially recorded at fair value with the income statement effect recorded in mortgage banking income. Subsequently, the MSR is then amortized in proportion to and over the period of estimated future servicing income of the underlying loan. The MSR is then evaluated for impairment periodically based upon the fair value of the rights as compared to the carrying amount, with any impairment being recognized through a valuation allowance. Fair value of the MSR is based on market prices for comparable mortgage servicing contracts.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  At June 30, 2010 and December 31, 2009, the Company’s MSR asset portfolio was $471 and $474, respectively.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

Accounting for Transfers of Financial Assets: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, FASB Accounting Standards Codification (“ASC”) 860.”  This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The adoption of this new guidance on January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

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

Improving Disclosures About Fair Value Measurements:  In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, ASC 820, Improving Disclosures About Fair Value Measurements.  This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers.  This amendment also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs.  This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets, liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3.  The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY:

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions.  However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation”.  Among other things, these changes include establishing a centralized agency for consumer financial protection enforcement; allowing financial institutions to pay interest on business checking accounts; permanently raising the current standard maximum deposit insurance amount to $250; changing the assessment base for FDIC insurance premiums to include other liabilities in addition to deposits; and imposing new capital requirements on banks and bank holding companies.  The Company is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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

Impaired Loans:
Impaired loans are reported at the fair value of the underlying collateral adjusted for selling costs or present value of estimated future cash flows.  Collateral values are estimated using Level 3 inputs based on third party appraisals.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$8,014	----
U.S. Government sponsored entity securities	----	11,405	----
Agency mortgage-backed securities, residential	----	57,698	----

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$10,557	----
U.S. Government sponsored entity securities	----	34,122	----
Agency mortgage-backed securities, residential	----	39,189	----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$10,817

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$12,141

Impaired loans, which are measured for impairment using the fair value of the collateral or present value of estimated future cash flows, had a principal balance of $17,867 at June 30, 2010.  The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $15,192, resulting in a specific valuation allowance of $4,375. This led to an additional provision for loan loss expense of $447 in 2010.  At December 31, 2009, impaired loans had a principal balance of $27,644. The portion of this impaired loan balance for which a specific allowance for credit losses was allocated totaled $16,069, resulting in a specific valuation allowance of $3,928. The specific valuation allowance for those loans has increased from $3,928 at December 31, 2009 to $4,375 at June 30, 2010.  This is compared to the specific valuation allowance for impaired loans decreasing from $3,854 at December 31, 2008 to $3,733 at June 30, 2009, which led to a $121 decrease in provision for loan loss expense in 2009.

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet at June 30, 2010 and December 31, 2009, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$30,082	$30,082	$15,670	$15,670
Securities	95,650	95,867	100,457	100,702
Federal Home Loan Bank stock	6,281	N/A	6,281	N/A
Loans	645,063	666,438	643,158	661,005
Accrued interest receivable	2,951	2,951	2,896	2,896

Financial liabilities:
Deposits	672,522	673,202	647,644	649,530
Securities sold under agreements to repurchase	29,087	29,087	31,641	31,641
Other borrowed funds	30,129	30,795	42,709	43,276
Subordinated debentures	13,500	11,490	13,500	11,474
Accrued interest payable	2,897	2,897	4,075	4,075

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  Held to maturity securities are reported at their amortized cost.  The method for determining the fair values for available for sale securities was described previously.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the  estimated life and credit risk (including consideration of widening credit spreads).  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Securities Available for Sale
U.S. Treasury securities	$8,011	$3	$	----	$8,014
U.S. Government sponsored entity securities	11,027	378		----	11,405
Agency mortgage-backed securities, residential	56,884	815		(1)	57,698
Total securities	$75,922	$1,196		$(1)	$77,117

Securities Held to Maturity
Obligations of states and political subdivisions	$18,501	$260		$(43)	$18,718
Agency mortgage-backed securities, residential	32	----		----	32
Total securities	$18,533	$260		$(43)	$18,750

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury securities	$10,548	$10	$(1)	$10,557
U.S. Government sponsored entity securities	33,561	561	----	34,122
Agency mortgage-backed securities, residential	38,737	560	(108)	39,189
Total securities	$82,846	$1,131	$(109)	$83,868

Securities Held to Maturity
Obligations of states and political subdivisions	$16,553	$287	$(41)	$16,799
Agency mortgage-backed securities, residential	36	----	(1)	35
Total securities	$16,589	$287	$(42)	$16,834

The amortized cost and estimated fair value of the investment securities portfolio at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturity:
Due in one year or less	$11,020	$11,040	$1,229	$1,243
Due in one to five years	8,018	8,379	1,959	2,037
Due in five to ten years	----	----	4,876	4,994
Due after ten years	----	----	10,437	10,444
Agency mortgage-backed securities, residential	56,884	57,698	32	32
Total securities	$75,922	$77,117	$18,533	$18,750

There were no sales of debt or equity securities during 2010 and 2009.

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:
	Less Than 12 Months		12 Months or More				Total
June 30, 2010	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed securities, residential	$300	$(1)	$	----	$	----	$300	$(1)
Total available for sale	$300	$(1)	$	----	$	----	$300	$(1)

Securities Held to Maturity
Obligations of states and political subdivisions	$1,696	$(15)		$1,389		$(28)	$3,085	$(43)
Total held to maturity	$1,696	$(15)		$1,389		$(28)	$3,085	$(43)

	Less Than 12 Months				12 Months or More				Total
December 31, 2009	Fair Value		Unrealized Loss		Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities		$3,028		$(1)	$	----	$	----	$3,028	$(1)
Agency mortgage-backed securities, residential		9,054		(108)		----		----	9,054	(108)
Total available for sale		$12,082		$(109)	$	----	$	----	$12,082	$(109)

Securities Held to Maturity
Agency mortgage-backed securities, residential	$	----	$	----		$25		$(1)	$25	$(1)
Obligations of states and political subdivisions		767		(13)		1,389		(28)	2,156	(41)
Total held to maturity		$767		$(13)		$1,414		$(29)	$2,181	$(42)

Unrealized losses on the Company's debt securities have not been recognized into income because: 1) the issuers' securities are of high credit quality, 2) management does not intend to sell and does not believe it is more likely than not the Company will be required to sell the securities, and 3) the decline in fair value is largely due to increases in market interest rates and other market conditions.  The fair value is expected to recover as the bonds approach their maturity date or reset date.  Management does not believe any individual unrealized loss at June 30, 2010 represents an other-than-temporary impairment.

NOTE 4 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

	June 30, 2010	December 31, 2009

Residential real estate	$236,733	$238,761
Commercial real estate	225,362	209,300
Commercial and industrial	50,799	58,818
Consumer	131,727	136,229
All other	8,265	8,248
	$652,886	$651,356

The Bank originated refund anticipation loans that contributed fee income of $655 during the six months ended June 30, 2010 and $397 during the same period in 2009.

At June 30, 2010 and December 31, 2009, loans on nonaccrual status were approximately $4,828 and $3,619, respectively.  Loans past due more than 90 days and still accruing at June 30, 2010 and December 31, 2009 were $2,246 and $1,639, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the six-month periods ended
June 30:
	2010	2009
Balance - January 1,	$8,198	$7,799
Loans charged off:
Commercial 1	1,221	232
Residential real estate	524	605
Consumer	1,046	1,038
Total loans charged off	2,791	1,875
Recoveries of loans:
Commercial 1	95	722
Residential real estate	9	6
Consumer	670	421
Total recoveries of loans	774	1,149
Net loan charge-offs	(2,017)	(726)
Provision charged to operations	1,642	1,144
Balance – June 30,	$7,823	$8,217

Information regarding impaired loans is as follows:
	June 30, 2010	December 31, 2009

Balance of impaired loans	$17,867	$27,644

Less portion for which no specific allowance is allocated	2,675	11,575

Portion of impaired loan balance for which an allowance for credit losses is allocated	$15,192	$16,069

Portion of allowance for loan losses allocated to the impaired loan balance	$4,375	$3,928

Average investment in impaired loans year-to-date	$18,346	$27,927

Interest recognized on impaired loans was $168 and $777 for the six-month periods ended June 30, 2010 and 2009, respectively.  Accrual basis income was not materially different from cash basis income for the periods presented.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.71% of total loans were unsecured at June 30, 2010, down from 3.76% at December 31, 2009.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2010, the contract amounts of these instruments totaled approximately $52,831,

1 Includes commercial and industrial and commercial real estate loans.

compared to $70,403 at December 31, 2009.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2010 and December 31, 2009 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

June 30, 2010	$25,671	$4,253	$205	$30,129
December 31, 2009	$38,209	$4,247	$253	$42,709

Pursuant to collateral agreements with the FHLB, advances are secured by $207,776 in qualifying mortgage loans and $6,281 in FHLB stock at June 30, 2010.  Fixed-rate FHLB advances of $25,671 mature through 2033 and have interest rates ranging from 2.13% to 5.46% and a year-to-date weighted average cost of 4.15%.  There were no variable-rate FHLB borrowings at June 30, 2010.

At June 30, 2010, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at June 30, 2010.

Based on the Company's current FHLB stock ownership, total assets and pledgeable residential first mortgage loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $153,908 at June 30, 2010.  Of this maximum borrowing capacity of $153,908, the Company had $95,912 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 2.00% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  A total of $400 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at June 30, 2010 and December 31, 2009.  Various investment securities from the Bank used to collateralize FRB notes totaled $1,995 at June 30, 2010 and $3,290 at December 31, 2009.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $32,325 at June 30, 2010 and $25,200 at December 31, 2009.

Scheduled principal payments over the next five years:

	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

2010 ……………………	$13,051	$1,775	$205	$15,031
2011 ……………………	6,089	137	----	6,226
2012 ……………………	92	1,196	----	1,288
2013 ……………………	2,595	----	----	2,595
2014 ……………………	2,599	1,145	----	3,744
Thereafter……………..	1,245	----	----	1,245
	$25,671	$4,253	$205	$30,129

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 91.8% and 92.9% of total consolidated revenues for the years ending June 30, 2010 and 2009, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense. Transactions among reportable segments are made at fair value.

Information for the Company’s reportable segments is as follows:

	Six Months Ended June 30, 2010

	Banking	Consumer Finance	Total Company

Net interest income	$15,126	$1,661	$16,787
Provision expense	$1,520	$122	$1,642
Tax expense	$972	$328	$1,300
Net income	$2,734	$643	$3,377
Assets	$809,493	$14,201	$823,694

	Six Months Ended June 30, 2009

	Banking	Consumer Finance	Total Company

Net interest income	$14,036	$1,547	$15,583
Provision expense	$1,016	$128	$1,144
Tax expense	$1,096	$264	$1,360
Net income	$2,935	$512	$3,447
Assets	$811,742	$13,225	$824,967

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended June 30, 2010, net income increased by $75, or 5.4%, compared to the same quarterly period in 2009, to finish at $1,471.  Earnings per share for the second quarter of 2010 also increased $.02, or 5.7%, compared to the same quarterly period in 2009, to finish at $.37 per share.  For the six months ended June 30, 2010, net income decreased by $70, or 2.0%, to finish at $3,377 compared to the same period in 2009.  Earnings per share for the first six months of 2010 finished at $.85, a decrease of $.01, or 1.2% from the same period in 2009.  The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both decreased to 0.80% and 10.15% at June 30, 2010, as compared to 0.85% and 10.86%, respectively, at June 30, 2009.

The Company’s net income results were largely affected by continued growth in net interest income, increasing $875, or 12.0%, during the second quarter of 2010 and $1,204, or 7.7%, during the six months ended June 30, 2010 as compared to the same periods in 2009.  The higher net interest income was the result of an increase in the Company’s average earning assets and net interest margin improvement.  Average earning asset growth was mostly affected by commercial loans while the net interest margin improvement was mostly affected by a shift from short-term, lower yielding assets being re-invested into higher yielding, longer-term assets combined with a continued decline in the Company’s interest expense in both deposits and borrowings due to lower market rates from a year ago.

Net interest income growth was partially offset by increases in provision expense, up $425 and $498 during the three months and six months ending June 30, 2010, respectively, as compared to the same periods in 2009.  The provision expense increase was largely due to the partial charge-off of one commercial balance in the second quarter of 2010 and a large commercial loan recovery of $648 during the previous year’s second quarter of 2009.  Also having a negative impact on earnings was the Company’s personnel costs increasing $335 and $569 during the three months and six months ending June 30, 2010, respectively, as compared to the same periods in 2009.  This change was largely due to various annual merit and cost of living adjustments, higher employee health insurance costs and a larger employee base from 2009.  Further reducing earnings during 2010 was lower mortgage banking income, which decreased $306 and $489 during the three months and six months ending June 30, 2010, respectively, as compared to the same periods in 2009, due to lower mortgage refinancing volume.  Other factors that limited earnings growth during 2010 included various capital planning costs and additional losses on the sale of other real estate owned (“OREO”).

The consolidated total assets of the Company increased $11,706, or 1.4%, during the first six months of 2010 as compared to year-end 2009, to finish at $823,694.  This change in assets was led by an increase in the Company’s interest-bearing deposits with banks, which increased $14,670 from year-end 2009, largely from the deployment of interest- and non-interest bearing deposit liability growth.  Maturities of U.S. Government sponsored entity securities led the decrease in the Company’s total investment securities, which were down 4.8% from year-end 2009.  The Company’s loan portfolio remained relatively stable during the first half of 2010, growing just 0.2% from year-end 2009.  This minimal increase came primarily from the commercial loan portfolio, which includes commercial real estate and commercial and industrial loans.  Historical low interest rates in early 2009 created an increasing demand from consumers to refinance their existing mortgage loans.  This led to a significant increase in the volume of real estate loans sold to the secondary market during the first half of 2009, which caused a corresponding decrease to the Company’s residential real estate loan portfolio, which was down 0.8% from year-end 2009.  While the demand for loans was limited during the first six months of 2010, the Company was able to benefit from growth in its total deposit liabilities of $24,878 from year-end 2009.  Interest-bearing deposit liability growth was led by surges in the Company’s Market Watch balances of $10,097 and public fund NOW balances of $6,873, as well as additional noninterest-bearing demand deposits of $3,423, all up from year-end 2009.  The total deposits retained from year-end 2009 were partially used to fund the repayments of other borrowed funds, which decreased $12,580 from year-end 2009.  The excess liquidity created by the growth in total deposits will be available to fund potential earning asset growth during the second half of 2010.

Comparison of
Financial Condition
at June 30, 2010 and December 31, 2009

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2010 compared to December 31, 2009.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, interest- and non-interest bearing balances due from banks and federal funds sold.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At June 30, 2010, cash and cash equivalents had increased $14,412, or 92.0%, to $30,082 as compared to $15,670 at December 31, 2009.  The increase in cash and cash equivalents was largely affected by the Company’s increased liquidity position due to deposit liability growth in excess of the minimal change in loan balances.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity.  The Company will attempt to re-invest these liquid funds back into longer-term, higher yielding assets, such as loans and investment securities during the remainder of 2010 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

During the first six months of 2010, investment securities decreased $4,807 to finish at $95,650, a decrease of 4.8% as compared to year-end 2009.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions. U.S. Treasury and GSE securities decreased $25,260, or 56.5%, as a result of various maturities during the first and second quarters of 2010, mostly from short-term, lower yielding instruments that were purchased during the first and second quarters of 2009.  During this period in 2009, the Company experienced a significant increase in total deposit balances while loan balances remained at a relatively stable level.  As a result, the Company invested the excess funds into new short-term U.S. Treasury and GSE securities with maturities less than one year and interest rate yields less than 1.0%.  While loan growth continues to remain flat during 2010 from year-end 2009, the Company has re-invested a portion of these matured security proceeds back into longer-term investment securities with higher interest rate yields.  As a result, the Company’s Agency mortgage-backed security portfolio increased $18,505, or 47.2%, and its state and municipal security portfolio increased $1,948, or 11.8%, as compared to December 31, 2009.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances being relatively stable, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $9,246 from January 1, 2010 through June 30, 2010.

In addition to helping achieve diversification within the Company’s securities portfolio, U.S. Treasury and GSE securities have also been used to satisfy pledging requirements for repurchase agreements.  At June 30, 2010, the Company’s repurchase agreements decreased 8.1%, lowering the need to secure these balances.  For the remainder of 2010, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first six months of 2010, total loans remained relatively stable from year-end 2009, increasing $1,530, or 0.2%.  Higher loan balances were mostly influenced by total commercial loans, which were up $8,043, or 3.0%, from year-end 2009.  The Company’s commercial loans include both commercial real estate and commercial and industrial loans.  Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.  Commercial real estate, the Company’s largest segment of commercial loans, increased $16,062, or 7.7%, from year-end 2009.  This segment of loans is mostly secured by commercial real estate and rental property.  Commercial real estate includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Partially offsetting commercial real estate growth was a decrease in the Company’s commercial and industrial loan portfolio, which was down $8,019, or 13.6%, from year-end 2009.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  The commercial loan portfolio, including participation loans, consists primarily of rental property loans (22.2% of portfolio), medical industry loans (10.7% of portfolio), hotel and motel loans (7.6% of portfolio) and land development loans (7.3% of portfolio).  During 2010, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson, Pike and Franklin counties of Ohio, which accounted for 50.9% of total originations.  The growing West Virginia markets also accounted for 19.2% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company and normal underwriting considerations.  Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2010.

Partially offsetting the contributions from commercial loans were consumer loans, which were down $4,502, or 3.3%, from year-end 2009.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $1,816, or 3.1%, from year-end 2009.  The “indirect” automobile lending component contributed most to this decrease and represents the largest portion of the Company’s consumer loan portfolio, representing 23.9% of total consumer loans at June 30, 2010.  Prior to 2010, indirect automobile loan balances were on an increasing pace as the Company was able to compete for a larger portion of the indirect business within its local markets.  Historically, the Company’s loan underwriting process and interest rates offered on indirect automobile opportunities struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment.  However, in the last two years, growing economic factors have weakened the economy and consumer spending.  During this time of economic challenge, these banks and captive finance companies that once were successful in getting the majority of the indirect automobile opportunities were struggling because of the losses they had to absorb as well as the overall decrease in demand for auto loans.  As a result, these businesses had to tighten their underwriting processes, which allowed the Company to experience a 21.2% increase in its auto indirect lending balances during 2009.  This volume of new indirect lending opportunities has continued to stabilize in 2010 and opportunities for significant growth during the remaining two quarters of 2010 is not likely as the larger institutions and captive finance companies are again competing for a larger share of the market.

The remaining consumer loan products not discussed above were collectively down $2,686, or 3.4%, which included general decreases in loan balances from recreational vehicles and mobile homes.  Management will continue to place more emphasis on other loan portfolios (i.e. residential real estate and commercial) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Generating residential real estate loans remains a key focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  During the first six months of 2010, total residential real estate loan balances decreased $2,028, or 0.8%, from year-end 2009 to total $236,733.  During the end of 2008 and first quarter of 2009, long-term interest rates decreased to historic low levels that prompted a significant surge of demand for these types of long-term fixed-rate real estate loans. At March 31, 2009 and December 31, 2008, the 30-year treasury rate was 3.56% and 2.69%, respectively, as compared to 4.31% at September 30, 2008. During this time, consumers were able to take advantage of these low rates and reduce their monthly costs. To help manage interest rate risk and satisfy this significant demand for longer-termed, fixed-rate real estate loans, the Company took advantage of the opportunities during 2009 to originate and sell fixed-rate mortgages to the secondary market. As a result, during the year ended December 31, 2009, the Company sold 432 loans totaling $57,815 to the secondary market, which represented almost four times the amount of loans sold during the previous year of 2008.  The increased volume of loans sold to the secondary market in 2009 contributed to the growth in real estate origination fees and higher gains on sale revenue in 2009.  Since the first half of 2009, refinancing activity has subsided while the long-term, 30-year treasury rate has trended upward, finishing at 3.91% at June 30, 2010, exceeding the below 3% levels from year-end 2008.  This has led to a decrease in the Company's longer-termed, fixed-rate real estate loans, which were down $885, or 0.5%, from year-end 2009. Terms of these fixed-rate loans include 15-, 20- and 30-year periods. This trend also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $1,333, or 5.0%, from year-end 2009.  The remaining real estate loan portfolio balances increased $190 primarily from the Company’s other variable-rate products.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has limited the lending opportunities within the Company's market locations. Dramatic declines in the housing market during the past year of 2009, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will continue to remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company has already seen the volume of secondary market loan sales stabilize during the second half of 2009 and first half of 2010 and anticipates that trend to continue into the second half of 2010 as long-term interest rates have increased from the significantly low levels of 2008.  At December 31, 2008, the 30-year treasury rate was 2.69% as compared to 3.91% at June 30, 2010.  The Company anticipates its overall loan growth in 2010 to be challenged, with volume to continue at a stable pace throughout the rest of the year.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks.  During the first six months of 2010, the Company’s allowance for loan losses decreased $375 to finish June 30, 2010 at $7,823, as compared to $8,198 at year-end 2009.  This decrease in reserves was, in large part due to the charge-off of one multi-family residential property during the second quarter of 2010.  In June 2010, the Company recorded a partial charge-off of $1,000 related to this commercial loan, of which approximately $820 had already been specifically allocated as reserve prior to year-end 2009.  The specific allocation that was recorded on this commercial loan prior to year-end 2009 was necessary due to the continued concerns over the Company’s ability to collect all amounts due according to the impaired loans’ existing contractual terms.  The remaining balance of this nonaccruing commercial loan is classified as part of the Company’s impaired loan totals at June 30, 2010.

Further contributing to a lower allowance for loan losses at June 30, 2010 are changes in the Company’s general allocations and economic risk factors.  General allocations based on historical loan losses over the past 36 months have decreased from year-end 2009.  This was largely due to three large commercial loan relationships that were charged-off during the first half of 2007 that are no longer a part of the 3-year historical loan loss factor that determines the general allocation component.  Furthermore, lower economic risk factor allocations have mostly been impacted by improved local economic conditions since year-end 2009.

Partially offsetting the contributing factors mentioned above that lowered the allowance was an increase in the Company's specific allocation component related to impaired loans, which increased $447, or 11.4%, from year-end 2009.  These specific allocations were mostly related to commercial loans that were identified as impaired during the first half of 2010 that required specific reserves due to continued concerns over the Company’s ability to collect all amounts due according to the loans’ existing contractual terms.  At June 30, 2010, there was $17,867 of loans held by the Company classified as impaired, or for which management had concerns regarding the ability of the borrowers to meet existing repayment terms. This represents a 35.4% decrease to the impaired loan balances at December 31, 2009. The balance of impaired loans decreased from 2009 due to a limited number of large loans no longer being deemed impaired.  However, the increase in specific allocations from 2009 was associated with newly identified impaired loans which required a higher relative allocation as a percentage of the loan balance.  In addition, due to further credit deterioration on existing impaired loans, management increased the specific allocation on select loans.  The portion of impaired loans that are specifically allocated for in the allowance for loan losses reflect probable losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as non-performing.

The Company continues to experience increases in its nonperforming loan balances from year-end 2009.  Nonperforming loans at June 30, 2010 totaled 1.08% of total loans, an increase from the December 31, 2009 ratio of 0.81%.  During this time, nonperforming loans increased $1,816, or 34.5%, over year-end 2009 to finish at $7,074 at June 30, 2010.  The increase in nonperforming loans was mostly related to the commercial account previously mentioned totaling $2,511 with payment performance difficulties that was placed on nonaccrual status during the first quarter ended March 31, 2010.  The commercial loan had previously been evaluated as impaired prior to year-end 2009, and, as a result, there was no additional allocation for loan losses required at the time the loan was placed on nonaccrual.  During the second quarter of 2010, a partial charge-off of $1,000 was recorded to this commercial loan, leaving a net loan balance of $1,511 still classified as nonperforming.  This troubled credit also impacted the Company’s nonperforming assets, which increased $1,239, or 11.6%, over year-end 2009 to finish at $11,889 at June 30, 2010.  As a result, the Company’s ratio of nonperforming assets to total assets grew to 1.44% at June 30, 2010 from 1.31% at year-end 2009.  Approximately 48.2% of nonperforming assets are related to two large commercial relationships.  The first relationship, already mentioned, consists of one loan totaling $1,511 that was placed into nonaccrual status during the first quarter of 2010 and partially charged off during the second quarter of 2010.  The second commercial relationship consists of two loans totaling $4,214 that were transferred into other real estate owned (“OREO”) during the second quarter of 2008.

Both nonperforming loans and nonperforming assets at June 30, 2010 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

During the first six months of 2010, net charge-offs totaled $2,017, an increase of $1,291 from the same period in 2009.  This net charge-off increase was mostly due to the $1,000 partial charge-off of the previously mentioned multi-family commercial property during the second quarter of 2010.  Also contributing to increasing net charge-offs were higher commercial loan recoveries during 2009.  Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio.  Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet certificate of deposit (“CD”) balances, as an alternative funding source to efficiently manage the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits increased $24,878, or 3.8%, to finish at $672,522 at June 30, 2010, resulting mostly from an increase in the Company’s “core” deposit balances that included noninterest-bearing and interest-bearing demand deposits.  Core relationship deposits are considered by management as a primary source of the Bank’s liquidity.  The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank.  The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher percentage of its deposits being held in money market accounts and NOW accounts at June 30, 2010, which increased 7.5% from December 31, 2009, while a lesser percentage has resulted in retail time deposits at June 30, 2010.

Deposit growth came mostly from interest-bearing money market deposit balances, increasing $9,363, or 9.0%, during the first six months of 2010 as compared to year-end 2009.  This increase was primarily driven by the Company's Market Watch money market account product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product, most recently a special six-month introductory rate offer of 3.00% APY during 2009’s first quarter for new Market Watch accounts.  This special offer was well received by the Bank’s customers and contributed to elevating money market balances during 2009 that have carried over into 2010.  As of June 30, 2010, the Market Watch program totaled $109,798 in deposits, a $10,097, or 10.1%, increase from the balances at year-end 2009.

Further enhancing deposit growth were interest-bearing NOW account balances, which increased $5,274, or 5.7%, during the first six months of 2010 as compared to year-end 2009.  This growth was largely driven by increased balances related to local school construction projects within Gallia County, Ohio.  These balances will continue to normalize as the contsruction processes reach their final stages of completion and allocated funds are disbursed.

Growth in total deposits was positively impacted by increases in time deposits from year-end 2009.  Time deposits, particularly CD’s, remain the most significant source of funding for the Company’s earning assets, making up 49.2% of total deposits.  During the first six months of 2010, time deposits increased $4,591, or 1.4%, from year-end 2009.  With loan balances up just 0.2% from year-end 2009, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels from 2009, the Company has seen the cost of its retail CD balances continue to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a shift within its time deposit portfolio, with retail CD balances decreasing $6,589 from year-end 2009, while utilizing more wholesale funding deposits (i.e., brokered and internet CD issuances), which  increased $11,180 from year-end 2009.  The Bank began increasing its use of brokered deposits during the first quarter of 2009 with laddered maturities into the future.  This trend of utilizing brokered CD’s selectively based on maturity and interest rate opportunities fits well with management’s strategy of funding the balance sheet with low-costing wholesale funds.  The use of brokered CD’s also has allowed the Company to manage the interest rate risks associated with the limited loan originations of longer-term fixed rate mortgages experienced during the heavy refinacing period of 2009.  Although brokered and internet CD’s may exhibit more price volatility than core deposits, management is comfortable with these sources of funds based on the maturity distribution and overall policy limits established for these deposit types.

The Company’s statement savings products also increased $2,442, or 8.8%, from year-end 2009, reflecting the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.

The Company’s interest-free funding source, noninterest-bearing demand deposits, also contributed to growth in total deposits, increasing $3,423, or 3.9%, from year-end 2009.  This increase was largely from growth in the Company’s business checking accounts.  At the end of March 31, 2010, these business checking account balances were up $14,100, or 16.3%. from year-end 2009, largely from two accounts used in the facilitation of electronic tax refund checks and deposits discussed later within the caption titled “Noninterest Income”.  These tax clearing balances, which are seasonal in nature, have decreased during the second quarter of 2010, and most of the funds will have been disbursed by the end of 2010.

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

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $2,554, or 8.1%, from year-end 2009.  This decrease was mostly due to seasonal fluctuations of one commercial account during the first six months of 2010.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs.  Other borrowed funds consist primarily of FHLB advances and promissory notes.  During the first six months of 2010, other borrowed funds were down $12,580, or 29.5%, from year-end 2009.  While net loan demand continues to be stable during the first half of 2010, management has used the growth in deposit proceeds to repay FHLB borrowings.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors.  Total shareholders' equity at June 30, 2010 of $68,339 was up $1,818, or 2.7%, as compared to the balance of $66,521 at December 31, 2009.  Contributing most to this increase was year-to-date net income of $3,377, partially offset by cash dividends paid of $1,673, or $.42 per share, year-to-date.  The Company had treasury stock totaling $15,712 at June 30, 2010, unchanged from year-end 2009.

Comparison of Results of Operations
for the Quarter and Year-To-Date Periods
Ended June 30, 2010 and 2009

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and year-to-date periods ended June 30, 2010 compared to the same periods in 2009. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the second quarter of 2010, net interest income increased $875, or 12.0%, as compared to the second quarter in 2009.  This quarterly increase brings year-to-date net interest income to $16,787 at June 30, 2010, an increase of $1,204, or 7.7%, over the first six months of 2009.  The quarterly and year over year improvement was largely due to lower funding costs impacted by a low interest rate environment combined with higher average earning asset growth of 2.8% as compared to 2009.

Total interest and dividend income decreased $111, or 0.9%, during the second quarter of 2010 and decreased $494, or 2.0%, during the first six months of 2010 as compared to the same periods in 2009.  This drop in interest earnings was largely due to a decrease in mortgage loan volume as a result of management’s decision to sell most of the long-term fixed-rate real estate loan demand to the secondary market.  As previously discussed within the caption “Loans” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, historic low interest rates had contributed to a period of significant mortgage refinancing volume during the first half of 2009.  The interest rate risks associated with satisfying such a high demand for long-term fixed-rate mortgages prompted management to sell the majority of these real estate loans to the secondary market, while retaining the serving rights to these loans.  This action resulted in a $316, or 7.5%, decrease in real estate interest and fee income during the three months ended June 30, 2010, and a $693, or 8.1%, decrease in real estate interest and fee income during the six months ended June 30, 2020, as compared to the same periods in 2009.

Further contributing to a lower interest and dividend income was a decrease in the yields earned on average earning assets during both the quarterly and year-to-date periods of 2010 as compared to the same periods in 2009.  The average yield on earning assets for the three months ended June 30, 2010 decreased 5 basis points to 5.98% as compared to 6.03% during the same period in 2009.  The average yield on earning assets for the six months ended June 30, 2010 decreased 30 basis points to 6.06% as compared to 6.36% during the same period in 2009.  This negative effect reflects the Company’s focus on liquidity, which contributed to an increase in lower-yielding, short-term assets.  Throughout the first half of 2009, loans grew at a mild pace due to the declines in real estate volume while excess funds increased from core deposit growth. As a result, the Company invested the majority of these excess funds into its interest-bearing Federal Reserve Bank clearing account, yielding 0.25%, and investment securities balances with yields of less than one percent.  This has contributed to the decrease in asset yields from 2009 to 2010.  The intention of these short-term investment security purchases and higher Federal Reserve Bank balances is to re-invest these shorter-term liquid assets into future loan growth or longer-term securities if interest rates are increased in the near future.  During the first half of 2010, with loan growth continuing at a flat pace and no short-term rate increases evident, the Company began re-investing a portion of these matured security proceeds back into longer-term investment securities with higher interest rate yields to improve the net interest margin.

Partially offsetting the effect of lower mortgage loan volume and asset yields was growth in the Company’s average earning assets, which increased $21,450, or 2.8%, during the first half of 2010 as compared to the same period in 2009.  This growth in average earning assets was largely comprised of loans, which increased $20,245, or 3.2%, primarily from growth in the commercial loan portfolio that completely offset a lower average of real estate loans due to the significant volume of secondary market real estate loan sales during the first half of 2009.  Average earning asset growth was also impacted by higher average interest-bearing deposits with banks, which increased $4,699, or 14.2%, due to the increased liquidity position from deposit funds.  A portion of these funds not used to fund loans were specifically invested in the Company’s interest-bearing Federal Reserve Bank clearing account.

Also partially offsetting the effect of lower mortgage loan volume and asset yields were increases in the Company’s refund anticipation loan (“RAL”) fees during the first half of 2010.  The Company’s participation with a third party tax software provider has given the Bank the opportunity to make RAL loans during the tax refund loan season, typically from January through March.  RAL loans are short-term cash advances against a customer's anticipated income tax refund.  Through the first half of 2010, the Company had recognized $655 in RAL fees as compared to $397 during the same period in 2009, an increase of $258, or 65.1%.

In relation to lower earning asset yields, the Company’s total interest expense completely offset the decrease in interest and dividend income, decreasing $986, or 22.4%, for the second quarter of 2010 and decreasing $1,698, or 19.4%, for the six months ended June 30, 2010, as compared to the same periods in 2009.  The benefits of lower interest expense is the result of lower rates paid on interest-bearing liabilities.  Since the beginning of 2008, the Federal Reserve Board has reduced the prime and federal funds interest rates by 400 basis points.  The prime interest rate is currently at 3.25%, and the target federal funds rate has decreased to a range that remains between 0.0% to 0.25%.  The short-term rate decreases have impacted the repricings of various Bank deposit products, including public fund NOW accounts, Gold Club and Market Watch accounts.  Interest rates on CD balances have  also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates), which have lowered funding costs during 2010.  The Bank has also experienced a deposit composition shift from a higher level of CD balances of a year ago with weighted average costs of 2.61% to a higher deposit composition of NOW and money market balances with weighted average costs of 1.39% and 1.12%, respectively, at June 30, 2010.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Bank’s total weighted average funding costs have decreased 53 basis points from 2.25% at June 30, 2009 to 1.72% at June 30, 2010.

During the three and six months ended June 30, 2010, the declines in asset yields have been completely offset by the larger declines in funding costs, as well as the benefits of RAL fees.  As a result, the Company’s net interest margin has increased 45 basis points from 3.78% to 4.23% during the second quarter of 2010 and increased 20 basis points from 4.09% to 4.29% during the six months ending June 30, 2010 as compared to the same periods in 2009.  The Company attributes this margin enhancement effect to higher RAL fees and a higher deposit mix of lower costing NOW and money market balances.  Further affecting margin improvement is the continued re-investment of lower yielding assets such as investment securities and deposits with banks earning 0.25% or less to higher yielding assets such as loans and short-term investment securities since the first half of 2009.  Net interest margin will continue to benefit if continued maturities of short-term investment securities can be re-invested in loans and other longer-term, higher yielding investments.

Although improving, the Company does not expect the net interest margin to increase at the same pace for the remainder of 2010, as it expects loan demand to remain relatively stable, with no significant growth.  The outlook for further market rate adjustment decreases to the Company’s deposit liabilities appear to be not as significant during the second half of 2010, but given the market rate environment, management does expect the cost of CD’s to continue to decline.  It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under significant stress due to declining real estate values and asset impairments. The Federal Reserve Board's continued actions of decreasing short-tem interest rates in 2008 were necessary to take steps in repairing the recessionary problems and promote economic stability. The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at the historically low levels for the majority of 2010. However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company's control. For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the second quarter of 2010, increasing $425, or 143.6%, as compared to the same quarterly period in 2009.  This quarterly increase caused a year-to-date increase of $498, or 43.5%, for the six months ended June 30, 2010 as compared to the same period in 2009.  The increase in provision expense was impacted by a $1,291 increase in net charge-offs during the first half of 2010 as compared to the same period in 2009.  A portion of the increase in net charge-offs was due to a large recovery from a previously charged off commercial loan during June 2009 that totaled $648.  Another contributing factor to higher net charge-offs was a $1,000 partial charge-off performed on one multi-family residential property during the second quarter of 2010, previously mentioned within the caption “Allowance for Loan Losses” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Prior to year-end 2009, this impaired commercial loan had a specific allocation to the allowance for loan losses of $820.  Also contributing to higher provision expense was an 11.4% increase in specific allocations related to impaired loans since year-end 2009.  The specific allocation increase was related to various commercial loans that had continued payment performance difficulties requiring additional reserves.

Management believes that the allowance for loan losses was adequate at June 30, 2010 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.20% of total loans at June 30, 2010, as compared to 1.26% at December 31, 2009 and 1.30% at June 30, 2009.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended June 30, 2010 was $1,524, a decrease of $294, or 16.2%, over the same quarterly period in 2009.  Noninterest income for the six months ended June 30, 2010 was $3,389, a decrease of $450, or 11.7%, over the same year-to-date period in 2009.  This result was mostly due to lower mortgage banking income, lower service charges on deposit accounts and higher OREO losses, partially offset by increased seasonal tax refund processing fees.

The decrease in noninterest revenue was mostly led by a reduction in the volume of real estate loans sold to the secondary market.  To help manage consumer demand for longer-termed, fixed-rate real estate mortgages during the first half of 2009, the Company sold most real estate loans it originated during that period.  Historic low interest rates on long-term fixed-rate mortgage loans had caused consumers to refinance existing mortgages. Despite the low level of home sales, consumers were selectively purchasing real estate while locking in low long-term rates.  The decision to sell long-term fixed-rate mortgages at lower rates was also effective in minimizing the interest rate risk exposure to rising rates. During the first half of 2009, the Company sold 346 loans totaling $47,970 to the secondary market, which contributed $618 in mortgage banking income, of which $360 came in the second quarter of 2009.  Since the first half of 2009, consumer refinancings have decreased.  As a result, during the first half of 2010, the Company has sold only 36 loans totaling $4,275, which generated $129 in mortgage banking income, $54 coming from the second quarter of 2010.  This decrease in loan sales has contributed to lower mortgage banking income on the sale of loans, decreasing $306, or 85.0%, during the three months ended June 30, 2010, and decreasing $489, or 79.1%, during the six months ended June 30, 2010, as compared to the same periods in 2009.  The Company anticipates this decline in  secondary market loan sales to continue during the remainder of 2010.

Decreases in noninterest income also came from lower service charge fees on the Bank’s deposit accounts, which declined by $134, or 19.0%, during the three months ended June 30, 2010, and $203, or 15.2%, during the first half of 2010, as compared to the same periods in 2009.  The decrease was in large part due to a lower volume of overdraft balances.

Further lowering noninterest income were higher net losses on the sales of OREO assets during 2010.  This was largely due to the sale of one real estate property during the second quarter of 2010.  A valuation adjustment of $126 was recognized on this piece of real estate in March 2010.  As a result, net losses from OREO sales increased $104, or 385.2%, during the first half of 2010, while OREO losses decreased $7, or 25.9%, during the second quarter of 2010, as compared to the same periods in 2009.

Partially offsetting the decreases in noninterest income were increased revenues from the Company’s tax refund processing fees classified as electronic refund check/deposit (“ERC/ERD”) fees.  The Company began its participation in a tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider.  During the three months ended June 30, 2010, the Company’s ERC/ERD fees increased by $67, or 111.7%, as compared to the same period in 2009.  During the first half of 2010, the Company’s ERC/ERD fees increased by $250, or 48.0%, as compared to the same period in 2009.  As a result of ERC/ERD fee activity being mostly seasonal, the Company expects the income to be minimal during the second half of of 2010.

Also making positive contributions to noninterest income was the Company’s income from tax-free bank owned life insurance (“BOLI”) investments.  BOLI investments are maintained by the Company to fund various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans.  During the three months ended June 30, 2010, the Company’s BOLI earnings increased $28, or 17.8%, while BOLI earnings increased $49, or 15.6%, during the first half of 2010, as compared to the same periods of 2009.  BOLI activity was impacted by additional investments in life insurance contracts purchased and a higher earnings rate tied to such policies.  The Company’s average investment balance in BOLI through June 30, 2010 was $18,981, an increase of $693, or 3.8%, as compared to the same period in 2009.

Noninterest Expense

Noninterest expense during the second quarter of 2010 increased $61, or 0.9%, as compared to the same period in 2009.  Noninterest expense during the first half of 2010 increased $386, or 2.9%, as compared to the same period in 2009.  Contributing most to the growth in net overhead expense were higher salaries and employee benefits partially offset by decreases in FDIC assessment expense.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $335, or 9.2%, during the second quarter of 2010, and increased $569, or 7.78%, during the first half of 2010, as compared to the same periods in 2009.  The increase was largely due to annual merit and cost of living salary increases, increased health insurance benefit costs, and higher payroll taxes related to a higher full-time equivalent (“FTE”) employee base.  The Company’s FTE employees increased to 282 employees on staff at June 30, 2010, as compared to 270 employees at June 30, 2009.

The Company also realized increases to various expense categories that are included in other noninterest expense.  Total legal, accounting and consulting fees were collectively up $108, or 72.2%, during the second quarter of 2010, and up $276, or 92.9%, during the first half of 2010, as compared to the same periods in 2009.  This growth was primarily due to various capital planning costs incurred by Ohio Valley, the parent company.  Partially offsetting legal, accounting and consulting fee expense increases were lower telecommunications costs, which decreased $5, or 2.5%, during the second quarter of 2010, and decreased $66, or 15.5%, during the first half of 2010, as compared to the same periods in 2009.  In 2008, the

Company improved the communication lines between all of its branches to achieve faster relay of information and increase work efficiency.  This investment upgrade of communication lines created a higher monthly cost.  The transition resulted in some billings in 2009 that were not repeated in 2010.

Partially offsetting the increases to noninterest expense were decreases in FDIC premium expense.  As has been well documented, the FDIC’s decisions to increase deposit premium rates beginning in the fourth quarter of 2008 and levy a special assessment in the second quarter of 2009 has left a significant impact on all financial institution earnings in 2009. This special assessment in June 2009 totaled $373 and was based on the Company’s total assets less Tier 1 Capital at that time.  While these special assessments levied on all institutions were proven to be vital in maintaining adequate insurance levels, the Deposit Insurance Fund remained extremely low due to the continued high rate of bank failures during 2009. As a result, during the fourth quarter of 2009, the FDIC approved an alternative to future special assessments, which would negatively impact the Company's earnings going forward into 2010. The alternative was to have all banks prepay twelve quarters worth of FDIC assessments on December 30, 2009. The prepayment, which includes assumptions about future deposit and assessment rate growth, was based on third quarter 2009 deposits. The prepaid amount is amortized over the entire prepayment period.  On December 30, 2009, the Company prepaid its assessment in the amount of $3,567.  As a result of the large prepayment of future assessments and the special assessment of $373 that was levied on the Bank during the second quarter of 2009, the Company has experienced lower levels of FDIC insurance during 2010.  FDIC insurance expense has decreased $434, or 62.4%, during the three months ended June 30, 2010, while also decreasing $460, or 46.9%, during the first half of 2010, as compared to the same periods in 2009.  While the Company has incurred reduced FDIC insurance expense during 2010, continued declines in the Deposit Insurance Fund could result in the FDIC imposing additional assessments in the future, which could adversely affect the Company's capital levels and earnings.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income.  Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  While increasing personnel expenses combined with lower mortgage banking income has negatively affected efficiency, these factors have been completely offset by the benefits of an improving net interest income due to lower funding costs combined with lower FDIC expenses.  As a result, revenue levels have outpaced overhead expense and have caused both the second quarter and year-to-date efficiency ratios to decrease (improve) from prior periods.  The efficiency ratio during the second quarter of 2010 decreased to 71.1% from the 75.0% experienced during the second quarter of 2009.  The efficiency ratio during the first half of 2010 decreased to 68.0% from the 68.7% experienced during the first half of 2009.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios
	6/30/10	12/31/09	Regulatory Minimum
Tier 1 risk-based capital	12.8%	12.3%	4.00%
Total risk-based capital ratio	14.0%	13.6%	8.00%
Leverage ratio	9.6%	9.6%	4.00%

Cash dividends paid of $1,673 during the first six months of 2010 represent a 5.0% increase over the cash dividends paid during the same period in 2009.  The quarterly dividend rate increased from $0.20 per share in 2009 to $0.21 per share in 2010.  The dividend rate has increased in proportion to the consistent growth in retained earnings.

Liquidity
Liquidity relates to the Company’s ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place.  Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $108,428, represented 13.2% of total assets at June 30, 2010.  In addition, the FHLB offers advances to the Bank, which further enhances the Bank’s ability to meet liquidity demands.  At June 30, 2010, the Bank could borrow an additional $95,912 from the FHLB, of which $75,000 could be used for short-term, cash management advances.  Furthermore, the Bank has established a borrowing line with the Federal Reserve.  At June 30, 2010, this line had total availability of $96,000.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.  For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2010 Percentage Change in Net Interest Income	December 31, 2009 Percentage Change in Net Interest Income
+300	(2.07%)	(.26%)
+200	(1.41%)	(.58%)
+100	(1.04%)	(.58%)
-100	1.33%	.68%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  During the first half of 2010, the interest rate risk profile became slightly more exposed to rising interest rates due to a continued reduction in cash flows from the loan portfolio.  With the sustained low interest rate environment, the volume of refinancings continue to slow leading to the duration of the loan portfolio extending.  As a result, the potential increase in interest income from a rising interest rate environment has been reduced.  On the liability side of the balance sheet, management continues to emphasize longer maturity terms for CD specials and wholesale funding issuances.  In addition, management remains focused on nonmaturity deposits which generally exhibit a low correlation to changes in interest rates.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely affect our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  This new law will significantly change the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•
the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and

•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to "claw back" incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital.  We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

In addition to the above risk factor, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2010.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

(a)  Exhibits:

Reference is made to the Exhibit Index set forth immediately following the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	August 9, 2010	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Date:	August 9, 2010	By:	/s/ Scott W. Shockey
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

3(b)	Code of Regulations of Ohio Valley (as amended by the shareholders on May 12, 2010): Filed herewith.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.