Form 10-Q
period 2010-09-30
OHIO VALLEY BANC CORP
filed 2010-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of common shares of the registrant outstanding as of November 8, 2010 was 3,984,009.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share data)

	September 30, 2010	December 31, 2009

ASSETS
Cash and noninterest-bearing deposits with banks	$9,334	$9,101
Interest-bearing deposits with banks	54,015	6,569
Total cash and cash equivalents	63,349	15,670

Securities available for sale	83,430	83,868
Securities held to maturity (estimated fair value: 2010 - $21,106; 2009 - $16,834)	21,387	16,589
Federal Home Loan Bank stock	6,281	6,281

Total loans	644,524	651,356
Less: Allowance for loan losses	(9,466)	(8,198)
Net loans	635,058	643,158

Premises and equipment, net	9,973	10,132
Accrued income receivable	2,981	2,896
Goodwill	1,267	1,267
Bank owned life insurance	19,573	18,734
Prepaid FDIC insurance	2,829	3,567
Other assets	8,972	9,826
Total assets	$855,100	$811,988

LIABILITIES
Noninterest-bearing deposits	$88,312	$86,770
Interest-bearing deposits	611,280	560,874
Total deposits	699,592	647,644

Securities sold under agreements to repurchase	26,104	31,641
Other borrowed funds	37,551	42,709
Subordinated debentures	13,500	13,500
Accrued liabilities	10,404	9,973
Total liabilities	787,151	745,467

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2010 and 2009 - 4,643,748 shares issued)	4,644	4,644
Additional paid-in capital	32,704	32,704
Retained earnings	45,499	44,211
Accumulated other comprehensive income	814	674
Treasury stock, at cost (2010 and 2009 - 659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	67,949	66,521
Total liabilities and shareholders’ equity	$855,100	$811,988

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$10,670	$10,854	$32,913	$33,300
Securities
Taxable	544	672	1,734	2,144
Tax exempt	133	111	349	341
Dividends	71	78	212	219
Other Interest	20	18	57	50
	11,438	11,733	35,265	36,054
Interest expense:
Deposits	2,745	3,516	8,452	10,527
Securities sold under agreements to repurchase	13	18	44	57
Other borrowed funds	298	478	1,056	1,622
Subordinated debentures	272	273	816	817
	3,328	4,285	10,368	13,023
Net interest income	8,110	7,448	24,897	23,031
Provision for loan losses	2,225	957	3,867	2,101
Net interest income after provision for loan losses	5,885	6,491	21,030	20,930

Noninterest income:
Service charges on deposit accounts	558	776	1,687	2,108
Trust fees	55	61	174	171
Income from bank owned life insurance	189	708	553	1,023
Mortgage banking income	131	95	260	713
Electronic refund check / deposit fees	2	----	773	521
Gain (loss) on sale of other real estate owned	(83)	1	(160)	28
Other	530	496	1,484	1,412
	1,382	2,137	4,771	5,976
Noninterest expense:
Salaries and employee benefits	3,991	3,791	11,876	11,107
Occupancy	402	406	1,213	1,208
Furniture and equipment	297	308	893	874
FDIC insurance	265	322	786	1,303
Data processing	208	142	613	601
Other	1,700	1,559	5,339	4,906
	6,863	6,528	20,720	19,999

Income before income taxes	404	2,100	5,081	6,907
Provision for income taxes	(17)	400	1,283	1,760

NET INCOME	$421	$1,700	$3,798	$5,147

Earnings per share	$.10	$.43	$.95	$1.29

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$68,339	$65,348	$66,521	$63,056

Comprehensive income:
Net income	421	1,700	3,798	5,147
Change in unrealized gain on available for sale securities	39	(301)	212	363
Income tax effect	(13)	103	(72)	(123)
Total comprehensive income	447	1,502	3,938	5,387

Cash dividends	(837)	(797)	(2,510)	(2,390)

Balance at end of period	$67,949	$66,053	$67,949	$66,053

Cash dividends per share	$0.21	$0.20	$0.63	$0.60

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2010	2009

Net cash provided by operating activities:	$9,358	$11,275

Investing activities:
Proceeds from maturities of securities available for sale	52,856	23,962
Purchases of securities available for sale	(52,597)	(41,108)
Proceeds from maturities of securities held to maturity	1,879	1,749
Purchases of securities held to maturity	(6,686)	(40)
Net change in loans	3,893	(20,140)
Proceeds from sale of other real estate owned	1,143	348
Purchases of premises and equipment	(623)	(1,036)
Purchases of bank owned life insurance	(287)	(304)
Proceeds from bank owned life insurance	----	556
Net cash used in investing activities	(422)	(36,013)

Financing activities:
Change in deposits	51,948	61,310
Cash dividends	(2,510)	(2,390)
Change in securities sold under agreements to repurchase	(5,537)	5,783
Proceeds from Federal Home Loan Bank borrowings	11,475	----
Repayment of Federal Home Loan Bank borrowings	(16,599)	(11,004)
Change in other short-term borrowings	(34)	(24,331)
Net cash provided by financing activities	38,743	29,368

Change in cash and cash equivalents	47,679	4,630
Cash and cash equivalents at beginning of period	15,670	18,292
Cash and cash equivalents at end of period	$63,349	$22,922

Supplemental disclosure:

Cash paid for interest	$11,884	$14,009
Cash paid for income taxes	1,611	2,335
Non-cash transfers from loans to other real estate owned	484	1,417
Other real estate owned sales financed by the Bank	143	534

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2010, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2010.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2009 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 3,984,009 for the three and nine months ended September 30, 2010 and 3,983,009 for the three and nine months ended September 30, 2009.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Management periodically evaluates debt securities for other-than-temporary impairment (“OTTI”).  In determining OTTI for debt securities, management considers many factors that include the length of time the fair value has been less than cost, the financial condition of the issuer, and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  When a decline in fair value is other than temporary, a charge is recorded to earnings for the amount attributable to credit loss, with the remaining decline recorded as a charge to other comprehensive income.

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

MORTGAGE SERVICING RIGHTS:  A mortgage servicing right (“MSR”) is a contractual agreement where the right to service a mortgage loan is sold by the original lender to another party. When the Company sells mortgage loans to the secondary market, it retains the servicing rights to these loans. The Company’s MSR is recognized separately when acquired through sales of loans and is initially recorded at fair value with the income statement effect recorded in mortgage banking income. Subsequently, the MSR is then amortized in proportion to and over the period of estimated future servicing income of the underlying loan. The MSR is then evaluated for impairment periodically based upon the fair value of the rights as compared to the carrying amount, with any impairment being recognized through a valuation allowance. Fair value of the MSR is based on market prices for comparable mortgage servicing contracts.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  At September 30, 2010 and December 31, 2009, the Company’s MSR asset portfolio was $468 and $474, respectively.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

Accounting for Transfers of Financial Assets: In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Accounting for Transfers of Financial Assets—an amendment of Accounting Standards Codification (“ASC”) 860.”  This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The adoption of this new guidance on January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses.   This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”.  Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period.  New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010.  The adoption of the new guidance will impact interim and annual disclosures, but will not have an impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$15,084	----
U.S. Government sponsored entity securities	----	8,315	----
Agency mortgage-backed securities, residential	----	60,031	----

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$10,557	----
U.S. Government sponsored entity securities	----	34,122	----
Agency mortgage-backed securities, residential	----	39,189	----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$10,692

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	----	----	$12,141

Impaired loans were $26,039 and $27,644 at September 30, 2010 and year-end 2009, respectively.  Impaired loans at September 30, 2010 include $15,491 that were written down to their estimated fair value of $10,692 for the nine months ended September 30, 2010.  At year-end 2009, impaired loans included $16,069 that were written down to their estimated fair value of $12,141 during the year ended December 31, 2009.  The provision for loan losses in the three and nine months ended September 30, 2010 includes $674 and $2,472, respectively, related to impaired loans.  The fair value of impaired loans with specific allocations of the allowance for loan losses is measured at fair value based on recent appraisals of the underlying collateral.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet at September 30, 2010 and December 31, 2009, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$63,349	$63,349	$15,670	$15,670
Securities	104,817	104,536	100,457	100,702
Federal Home Loan Bank stock	6,281	N/A	6,281	N/A
Loans	635,058	654,119	643,158	661,005
Accrued interest receivable	2,981	2,981	2,896	2,896

Financial liabilities:
Deposits	699,592	702,196	647,644	649,530
Securities sold under agreements to repurchase	26,104	26,104	31,641	31,641
Other borrowed funds	37,551	39,008	42,709	43,276
Subordinated debentures	13,500	11,499	13,500	11,474
Accrued interest payable	2,559	2,559	4,075	4,075

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, securities sold under agreements to repurchase and variable-rate loans or deposits that reprice frequently and fully.  The method for determining the fair values for investment securities was described previously.  For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the  estimated life and credit risk (including consideration of widening credit spreads).  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury securities	$15,080	$6	$(2)	$15,084
U.S. Government sponsored entity securities	8,015	300	----	8,315
Agency mortgage-backed securities, residential	59,102	965	(36)	60,031
Total securities	$82,197	$1,271	$(38)	$83,430

Securities Held to Maturity
Obligations of states and political subdivisions	$21,356	$365	$(644)	$21,077
Agency mortgage-backed securities, residential	31	----	(2)	29
Total securities	$21,387	$365	$(646)	$21,106
December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury securities	$10,548	$10	$(1)	$10,557
U.S. Government sponsored entity securities	33,561	561	----	34,122
Agency mortgage-backed securities, residential	38,737	560	(108)	39,189
Total securities	$82,846	$1,131	$(109)	$83,868

Securities Held to Maturity
Obligations of states and political subdivisions	$16,553	$287	$(41)	$16,799
Agency mortgage-backed securities, residential	36	----	(1)	35
Total securities	$16,589	$287	$(42)	$16,834

The amortized cost and estimated fair value of the investment securities portfolio at September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities. Agency mortgage-backed securities, which have prepayment provisions, are assigned to a maturity category based on estimated average lives.
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturity:
Due in one year or less	$14,061	$14,152	$1,924	$1,941
Due in one to five years	9,034	9,247	2,138	2,243
Due in five to ten years	----	----	6,331	6,230
Due after ten years	----	----	10,963	10,663
Agency mortgage-backed securities, residential	59,102	60,031	31	29
Total securities	$82,197	$83,430	$21,387	$21,106

There were no sales of securities during 2010 and 2009.

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:
	Less Than 12 Months		12 Months or More				Total
September 30, 2010	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$4,030	$(2)	$	----	$	----	$4,030	$(2)
Agency mortgage-backed securities, residential	8,666	(36)		----		----	8,666	(36)
Total securities	$12,696	$(38)	$	----	$	----	$12,696	$(38)

Securities Held to Maturity
Obligations of states and political subdivisions	$3,510	$(313)		$1,086		$(331)	$4,596	$(644)
Agency mortgage-backed securities, residential	----	----		22		(2)	22	(2)
Total securities	$3,510	$(313)		$1,108		$(333)	$4,618	$(646)

	Less Than 12 Months				12 Months or More				Total
December 31, 2009	Fair Value		Unrealized Loss		Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities		$3,028		$(1)	$	----	$	----	$3,028	$(1)
Agency mortgage-backed securities, residential		9,054		(108)		----		----	9,054	(108)
Total securities		$12,082		$(109)	$	----	$	----	$12,082	$(109)

Securities Held to Maturity
Agency mortgage-backed securities, residential	$	----	$	----		$25		$(1)	$25	$(1)
Obligations of states and political subdivisions		767		(13)		1,389		(28)	2,156	(41)
Total securities		$767		$(13)		$1,414		$(29)	$2,181	$(42)

Unrealized losses on the Company's debt securities have not been recognized into income because: 1) the issuers' securities are of high credit quality (carry a credit rating of A or better and/or have not exhibited any financial stress), 2) management does not intend to sell and does not believe it is more likely than not the Company will be required to sell the securities, and 3) the decline in fair value is largely due to increases in market interest rates and other market conditions.  The fair value is expected to recover as the bonds approach their maturity date or reset date.  Management does not believe any individual unrealized loss at September 30, 2010 represents an other-than-temporary impairment.

NOTE 4 – LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

	September 30, 2010	December 31, 2009

Residential real estate	$236,902	$238,761
Commercial real estate	223,691	209,300
Commercial and industrial	46,916	58,818
Consumer	129,253	136,229
All other	7,762	8,248
	$644,524	$651,356

The Bank originated refund anticipation loans that contributed fee income of $655 during the nine months ended September 30, 2010 and $397 during the same period in 2009.

At September 30, 2010 and December 31, 2009, loans on nonaccrual status were approximately $5,219 and $3,619, respectively.  Loans past due more than 90 days and still accruing at September 30, 2010 and December 31, 2009 were $2,156 and $1,639, respectively.  The Company believes the full collection of principal and interest on these loans is reasonably assured.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

Following is an analysis of changes in the allowance for loan losses for the nine-month periods ended
September 30:
	2010	2009
Balance - January 1,	$8,198	$7,799
Loans charged off:
Commercial 1	1,330	241
Residential real estate	633	715
Consumer	1,587	1,664
Total loans charged off	3,550	2,620
Recoveries of loans:
Commercial 1	95	730
Residential real estate	18	9
Consumer	838	603
Total recoveries of loans	951	1,342
Net loan charge-offs	(2,599)	(1,278)
Provision charged to operations	3,867	2,101
Balance – September 30,	$9,466	$8,622

1 Includes commercial and industrial and commercial real estate loans.

Information regarding impaired loans is as follows:
	September 30, 2010	December 31, 2009

Balance of impaired loans	$26,039	$27,644

Less portion for which no specific allowance is allocated	7,481	11,575

Portion of impaired loan balance for which an allowance for credit losses is allocated	$18,558	$16,069

Portion of allowance for loan losses allocated to the impaired loan balance	$5,534	$3,928

Average investment in impaired loans year-to-date	$26,615	$27,927

Interest recognized on impaired loans was $1,027 and $1,017 for the nine-month periods ended September 30, 2010 and 2009, respectively.  Accrual basis income was not materially different from cash basis income for the periods presented.

Impaired loans also include $10,548 in commercial and real estate loans accounted for as troubled debt restructurings (“TDR’s”).  A TDR is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties.  All TDR’s are considered impaired.  The Company has allocated $735 of specific reserves to customers whose loan terms have been modified in TDR’s as of September 30, 2010.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.84% of total loans were unsecured at September 30, 2010, up from 3.76% at December 31, 2009.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2010, the contract amounts of these instruments totaled approximately $58,596, compared to $70,403 at December 31, 2009.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2010 and December 31, 2009 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

September 30, 2010..…...…..	$33,085	$4,279	$187	$37,551
December 31, 2009…………	$38,209	$4,247	$253	$42,709

Pursuant to collateral agreements with the FHLB, advances are secured by $217,389 in qualifying mortgage loans, $110,543 in commercial loans and $6,281 in FHLB stock at September 30, 2010.  Fixed rate FHLB advances of $33,085 mature through 2033 and have interest rates ranging from 1.79% to 5.46% and a year-to-date weighted average cost of 3.92%.  There were no variable-rate FHLB borrowings at September 30, 2010.

At September 30, 2010, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at September 30, 2010.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $161,029 at September 30, 2010.  Of this maximum borrowing capacity of $161,029, the Company had $90,244 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 2.00% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  A total of $400 represented promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at September 30, 2010 and December 31, 2009.  Various investment securities from the Bank used to collateralize FRB notes totaled $1,835 at September 30, 2010 and $3,290 at December 31, 2009.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $37,700 at September 30, 2010 and $25,200 at December 31, 2009.

Scheduled principal payments over the next five years:

	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

2010 ……………………	$9,746	$1,619	$187	$11,552
2011 ……………………	7,546	319	----	7,865
2012 ……………………	1,401	1,196	----	2,597
2013 ……………………	3,773	----	----	3,773
2014 ……………………	3,663	1,145	----	4,808
Thereafter……………...............	6,956	----	----	6,956
	$33,085	$4,279	$187	$37,551

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 92.6% and 93.4% of total consolidated revenues for the years ending September 30, 2010 and 2009, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense. Transactions among reportable segments are made at fair value.

Information for the Company’s reportable segments is as follows:

	Nine Months Ended September 30, 2010

	Banking	Consumer Finance	Total Company

Net interest income	$22,640	$2,257	$24,897
Provision expense	$3,745	$122	$3,867
Tax expense	$890	$393	$1,283
Net income	$3,026	$772	$3,798
Assets	$841,101	$13,999	$855,100

	Nine Months Ended September 30, 2009

	Banking	Consumer Finance	Total Company

Net interest income	$20,835	$2,196	$23,031
Provision expense	$1,969	$132	$2,101
Tax expense	$1,417	$343	$1,760
Net income	$4,482	$665	$5,147
Assets	$806,006	$13,971	$819,977

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to, the risk factors discussed in Part I, Item 1A of Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Ohio Valley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and Ohio Valley’s other securities filings.  Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to publish revised information or updates to any forward looking statements made in this document or elsewhere.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within central and southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions which facilitates the payment of tax refunds through a third-party tax software provider.  The Bank facilitates the payment of these tax refunds through two products:  1) refund anticipation loans (“RAL”) and 2) electronic refund check/deposit (“ERC/ERD”) transactions.  RAL loans are short-term cash advances against a customer's anticipated income tax refund.  ERC/ERD transactions involve the issuing of a tax refund to the taxpayer after the

Bank has received the refund from the federal/state government.  Both products are originated primarily during the tax refund loan season, typically during the first quarter of 2010.  Loan Central engages in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services during the first quarter of 2010.  Ohio Valley Financial Services is an insurance agency that facilitates the receipts of insurance commissions.

For the three months ended September 30, 2010, net income decreased by $1,279, or 75.2%, compared to the same quarterly period in 2009, to finish at $421.  Earnings per share for the third quarter of 2010 also decreased by $.33, or 76.7%, compared to the same quarterly period in 2009, to finish at $.10 per share.  For the nine months ended September 30, 2010, net income decreased by $1,349, or 26.2%, to finish at $3,798 compared to the same period in 2009.  Earnings per share for the first nine months of 2010 finished at $.95, a decrease of $.34, or 26.4%, from the same period in 2009.  The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both decreased to 0.60% and 7.52% at September 30, 2010, as compared to 0.84% and 10.66%, respectively, at September 30, 2009.

The largest contributor to the Company’s lower 2010 third quarter and year-to-date net income results was provision for loan loss expense, representing a $1,268, or 132.5%, increase from the prior third quarter of 2009, and a $1,766, or 84.1%, increase from the prior year-to-date period ending September 30, 2009.  These increases were largely the result of a continued deterioration in collateral values on one commercial loan and impairment charges on three other commercial loans classified as troubled debt restructurings (“TDR’s”).  Both factors placed continued stress on the loan portfolio and required specific reserves to be allocated within the allowance for loan losses during the third quarter of 2010.  Further affecting higher provision expense was a large commercial loan recovery of $648 during 2009 which was not repeated in 2010.

Also impacting lower net earnings for 2010 were decreases in service charge income, mortgage banking income and bank owned life insurance (“BOLI”) income of 20.0%, 63.5% and 45.9%, respectively, when compared to the same year-to-date period in 2009.  Service charge income was negatively affected by a downward trend in the volume of overdrafts.  Mortgage banking income was down due to the lower mortgage refinancing volume experienced in 2010 as compared to the refinancing boom of 2009 which saw a significant increase in secondary market originations having a positive effect on higher gains on sale of these loans.  BOLI income decreased due to life insurance proceeds of $556 that were collected during the third quarter of 2009, which was not repeated in 2010.  Also having a negative impact on earnings was the Company’s personnel costs increasing 5.3% and 6.9% during the three months and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  This change was largely due to various annual merit adjustments, higher employee health insurance costs and a larger employee base from 2009.  Other factors that limited earnings growth during 2010 included various capital planning costs and additional losses on the sale of other real estate owned (“OREO”).

Partially offsetting the negative effects to earnings mentioned above was a continued growth in net interest income, increasing $662, or 8.9%, during the third quarter of 2010 and $1,866, or 8.1%, during the nine months ended September 30, 2010 as compared to the same periods in 2009.  Higher net interest income continues to be the result of an increase in the Company’s average earning assets and net interest margin improvement.  Average earning asset growth was mostly affected by commercial loans while the net interest margin improvement was mostly affected by a shift from short-term, lower yielding assets being re-invested into higher yielding, longer-term assets combined with a continued decline in the Company’s interest expense in both deposits and borrowings due to lower market rates from a year ago.

The consolidated total assets of the Company increased $43,112, or 5.3%, during the first nine months of 2010 as compared to year-end 2009, to finish at $855,100.  This change in assets was led by an increase in the Company’s interest-bearing deposits with banks, which increased $47,446 from year-end 2009, largely from the deployment of interest-bearing deposit liability growth combined with limited demand for loans.  Total investment securities increased 4.3% from year-end 2009 as maturities from U.S. Government sponsored entity securities were completely replaced with U.S. Treasury securities, Agency mortgage backed securities and obligations of state and political subdivision investments.  The first nine months of 2010 saw the Company’s loan portfolio decrease 1.0% from year-end 2009.  This change in loan balances came primarily from the consumer loan portfolio, which was down 5.1% from year-end 2009, largely due to decreasing auto loan balances.  Further decreasing the Company’s loan portfolio was real estate loans.  Historical low interest rates in early 2009 created an increasing demand from consumers to refinance their existing mortgage loans.  This led to a significant increase in the volume of real estate loans sold to the secondary market during the first half of 2009, which has caused a corresponding decrease to the Company’s residential real estate loan portfolio, which was down 0.8% from year-end 2009.  Partially offsetting the declining effects of the consumer and real estate loan portfolios was an increase of 0.9% in the Company’s commercial loan portfolio from year-end 2009.  The commercial loan portfolio includes commercial real estate and commercial and industrial loans.  While the demand for loans was limited during the first nine months of 2010, the Company was able to benefit from growth in its total deposit liabilities of $51,948 from year-end 2009.  Interest-bearing deposit liability growth was led by surges in the Company’s Market Watch balances of $42,483 and public fund NOW balances of $16,433, as well as additional noninterest-bearing demand deposits of $1,542, all up from year-end 2009.  The total deposits retained from year-end 2009 were partially used to fund the repayments of other borrowed funds, which decreased $5,158 from year-end 2009.  The excess liquidity created by the growth in total deposits will be available to fund potential earning asset growth during the fourth quarter of 2010.

Comparison of
Financial Condition
at September 30, 2010 and December 31, 2009

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2010 compared to December 31, 2009.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, interest- and non-interest bearing balances due from banks and federal funds sold.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At September 30, 2010, cash and cash equivalents had increased $47,679, or 304.3%, to $63,349 as compared to $15,670 at December 31, 2009.  The increase in cash and cash equivalents was largely affected by the Company’s increased liquidity position due to deposit liability growth combined with limited loan demand from year-end 2009.  During the third quarter of 2010, the Company promoted its Market Watch money market product that was successful in generating net deposit proceeds of $32,397, increasing its liquidity position at September 30, 2010.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes that the current balance of cash and cash equivalents remains at a level that will meet cash obligations and provide adequate liquidity.  The Company’s focus will be to re-invest these liquid funds back into longer-term, higher yielding assets, such as loans and investment securities during the remainder of 2010 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

During the first nine months of 2010, investment securities increased $4,360 to finish at $104,817, an increase of 4.3% as compared to year-end 2009.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions. GSE securities decreased $25,807, or 75.6%, as a result of various maturities during the first and second quarters of 2010, mostly from short-term, lower yielding instruments that were purchased during the first and second quarters of 2009.  During this period in 2009, the Company experienced a significant increase in total deposit balances while loan balances remained at a relatively stable level.  As a result, the Company invested the excess funds into new short-term U.S. Treasury and GSE securities with maturities less than one year and interest rate yields less than 1.0%.  While loan growth continues to remain at a declining pace from year-end 2009, the Company has re-invested most of these matured security proceeds back into longer-term investment securities with higher interest rate yields.  As a result, the Company’s Agency mortgage-backed security portfolio increased $20,837, or 53.1%, as compared to December 31, 2009.  Maturity proceeds from GSE securities were also reinvested into U.S. Treasury securities and state and municipal securities, which increased $4,527, or 42.9%, and $4,803, or 29.0%, respectively, from year-end 2009.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances on a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $15,643 from January 1, 2010 through September 30, 2010.

In addition to helping achieve diversification within the Company’s securities portfolio, U.S. Treasury and GSE securities have also been used to satisfy pledging requirements for repurchase agreements.  At September 30, 2010, the Company’s repurchase agreements decreased 17.5%, lowering the need to secure these balances.  For the remainder of 2010, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first nine months of 2010, total loan balances decreased from year-end 2009 by $6,832, or 1.0%.  Lower loan balances were mostly influenced by total consumer loans, which were down $6,976, or 5.1%, from year-end 2009 to total $129,253.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $3,404, or 5.9%, from year-end 2009.  The “indirect” automobile lending component contributed most to this decrease and represents the largest portion of the Company’s consumer loan portfolio, representing 23.5% of total consumer loans at September 30, 2010.  Prior to 2010, indirect automobile loan balances were on an increasing pace as the Company was able to compete for a larger portion of the indirect business within its local markets.  Historically, the Company’s loan underwriting process and interest rates offered on indirect automobile opportunities struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment.  However, in the last two years, growing economic factors have weakened the economy and consumer spending.  During this time of economic challenge, these banks and captive finance companies that once were successful in getting the majority of the indirect automobile opportunities were struggling because of the losses they had to absorb as well as the overall decrease in demand for auto loans.  As a result, these businesses had to tighten their underwriting processes, which allowed the Company to experience a 21.2% increase in its auto indirect lending balances during 2009.  This volume of new indirect lending opportunities has continued to normalize in 2010 and opportunities for significant growth during the fourth quarter of 2010 is not likely as the larger institutions and captive finance companies are again competing for a larger share of the market.

The remaining consumer loan products not discussed above were collectively down $3,572, or 4.6%, which included general decreases in loan balances from recreational vehicles and mobile homes.  Management will continue to place more emphasis on other loan portfolios (i.e. residential real estate and commercial) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Generating residential real estate loans remains a key focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  During the first nine months of 2010, total residential real estate loan balances decreased $1,859, or 0.8%, from year-end 2009 to total $236,902.  During the end of 2008 and first quarter of 2009, long-term interest rates decreased to historic low levels that prompted a significant surge of demand for these types of long-term fixed-rate real estate loans.  During this time, consumers were able to take advantage of these low rates and reduce their monthly costs.  To help manage interest rate risk while also satisfying this significant demand for long-term, fixed-rate real estate loans, the Company strategically chose to originate and sell most of its fixed-rate mortgages to the secondary market. As a result, during the year ended December 31, 2009, the Company sold 432 loans totaling $57,815 to the secondary market.  The increased volume of loans sold to the secondary market in 2009 contributed to the growth in real estate origination fees and higher gains on sale revenue in 2009.  As expected, since the first half of 2009, refinancing activity has subsided which has led to a decrease in the Company's longer-term, fixed-rate real estate loans, which were down $851, or 0.5%, from year-end 2009. Terms of these fixed-rate loans include 15-, 20- and 30-year periods. This trend also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $1,809, or 6.8%, from year-end 2009.  The remaining real estate loan portfolio balances increased $802 primarily from the Company’s other variable-rate products.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.

Partially offsetting the decreases from consumer and real estate loan balances were commercial loans, which were up $2,489, or 0.9%, from year-end 2009.  The Company’s commercial loans include both commercial real estate and commercial and industrial loans.  Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.  Commercial real estate, the Company’s largest segment of commercial loans, increased $14,391, or 6.9%, from year-end 2009.  This segment of loans is mostly secured by commercial real estate and rental property.  Commercial real estate includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it is taking advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Partially offsetting commercial real estate growth was a decrease in the Company’s commercial and industrial loan portfolio, which was down $11,902, or 20.2%, from year-end 2009.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  The commercial loan portfolio, including participation loans, consists primarily of rental property loans (22.9% of portfolio), medical industry loans (10.8% of portfolio), hotel and motel loans (7.7% of portfolio) and land development loans (7.2% of portfolio).  During 2010, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson, Pike and Franklin counties of Ohio, which accounted for 56.9% of total originations.  The growing West Virginia markets also accounted for 15.1% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company and normal underwriting considerations.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has limited the lending opportunities within the Company's market locations. Dramatic declines in the housing market since 2009, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will continue to remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company has already seen the volume of secondary market loan sales continue to decrease since June 30, 2009 and anticipates that trend to continue for the remainder of 2010. The Company anticipates its overall loan growth in 2010 to be challenged, with volume to continue at a stable to declining pace throughout the rest of the year.

Allowance for Loan Losses

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks.  During the first nine months of 2010, the Company’s allowance for loan losses increased $1,268 to finish September 30, 2010 at $9,466, as compared to $8,198 at year-end 2009.  This significant increase in reserves was largely due to the continued decline in collateral values of one commercial loan and impairment allocations that were necessary on three commercial loans that were classified as TDR’s at September 30, 2010.  The combined allocations of these four loans totaled $1,440, which resulted in additional specific allocations to the allowance for loan losses that required a corresponding increase in provision for loan loss expense of $1,440 during the third quarter of 2010.

To arrive at the total dollars necessary to maintain an adequate allowance for loan losses, the Company will periodically evaluate the loan portfolio for impairment.  A specific allocation of the allowance for loan losses may be necessary when, based upon current information and events, it is probable that most or all amounts due according to the contractual terms of the loan will not be collected.  Prior to year-end 2009, a specific allocation of approximately $820 was reserved in the allowance for loan losses on one multi-family residential property classified as impaired.  The specific allocation was necessary due to the continued concerns over the Company’s ability to collect all amounts due according to the impaired loan’s existing contractual terms.  In June 2010, the Company recorded a partial charge-off of $1,000 related to this commercial loan, of which approximately $820 had already been specifically allocated as reserve prior to year-end 2009.  During the third quarter of 2010, a re-evaluation of this loan determined a further deterioration in the fair value of the collateral securing the loan.  This evaluation resulted in additional impairment charges of $995 that required an increase in specific allocations to this impaired loan, which contributed to the increase in the allowance for loan losses during the third quarter of 2010.  The remaining balance of this impaired commercial loan of $1,427 continues to be nonaccruing and is classified as part of the Company’s total nonperforming balances at September 30, 2010.

Also contributing to a higher allowance for loan losses were specific allocation increases on three impaired commercial loans that were classified as TDR’s.  The continued struggles of our U.S. economy are having a direct impact on the Company’s borrowers, as they continue to experience financial difficulties and liquidity strains.  The Company is faced with the ongoing decision to foreclose on these troubled loans and take possession of the collateral or to work with the borrower to modify the original terms of the loan.  A successful loan modification not only avoids costly foreclosure proceedings but, more importantly, could result in the full repayment of the loan principal amount.  The Company continues to monitor and make loan modifications to certain troubled loans that would ease payment performance pressures off of the borrower.  Most generally, the modification “period” of the original terms of the loan is only temporary (i.e. 12 months), after which the loan would resume under the original contractual terms of the loan.  FASB guidance identifies certain loan modifications that would be classified as TDR’s which, in general, is when a bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider.  One such qualification would be if the bank modified the original terms of the loan for the remaining original life of the debt and not just temporary.  During the third quarter of 2010, the Company identified three commercial loans with modified contractual terms in effect for the remaining term of the original loan contract.  By definition, these three loans were classified as TDR’s, and according to FASB guidance, the Company performed an impairment analysis that was measured by comparing the present value of expected future cash flows discounted at the loan’s effective interest rate to the cash flows based on the original contractual terms of the loan.  The difference between the two measurements resulted in an impairment charge of $445 that required a specific allocation of the allowance for loan losses and a corresponding increase to provision for loan losses expense.  Although these three commercial loans are considered impaired, each loan is current according to the modified terms and are still accruing interest.  Therefore, these loan balances are not included as part of the Company’s total nonperforming loan balances at September 30, 2010.  The Company will continue to perform the required impairment analysis on these commercial loans and make adjustments to the allowance for loan losses as necessary.

At September 30, 2010, the Company’s total specific allocation component related to impaired loans increased $1,606, or 40.9%, from year-end 2009.  This increase was mostly from the four commercial loans previously mentioned that required additional specific reserves during the third quarter of 2010 due to continued concerns over the Company’s ability to collect all amounts due according to the loans’ existing contractual terms.  While impaired loan allocations have increased, the total balance of impaired loans has decreased from year-end 2009.  At September 30, 2010, there was $26,039 of loans held by the Company classified as impaired, or for which management had concerns regarding the ability of the borrowers to meet existing repayment terms.  This represents a 5.8% decrease to the impaired loan balances of $27,644 at December 31, 2009.  The balance of impaired loans decreased from year-end 2009 due to a $1,000 partial charge-off taken on an impaired commercial loan during the second quarter of 2010 combined with a limited number of large loans no longer being deemed impaired.  However, the increase in specific allocations from 2009 was associated with previously identified impaired loans which required a higher specific allocation due to further credit deterioration.  The portion of impaired loans that are specifically allocated for in the allowance for loan losses reflect probable losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as non-performing.

Partially offsetting the factors that increased the allowance for loan losses mentioned above were decreases in the Company’s general allocations and economic risk factors from year-end 2009.  General allocations based on historical loan losses over the past 36 months have decreased from year-end 2009.  This was largely due to three large commercial loan relationships that were charged-off during the first half of 2007 that are no longer a part of the 3-year historical loan loss factor that determines the general allocation component.

The Company continues to experience increases in its nonperforming loan balances from year-end 2009.  Nonperforming loans at September 30, 2010 totaled 1.14% of total loans, an increase from the December 31, 2009 ratio of 0.81%.  During this time, nonperforming loans increased $2,117, or 40.3%, over year-end 2009 to finish at $7,375 at September 30, 2010.  The increase in nonperforming loans was mostly related to the commercial account previously mentioned totaling $2,511 with payment performance difficulties that was placed on nonaccrual status during the first quarter ended March 31, 2010.  The commercial loan had previously been evaluated as impaired prior to year-end 2009, and, as a result, there was no additional allocation for loan losses required at the time the loan was placed on nonaccrual.  During the second and third quarters of 2010, a partial charge-off and principal reduction of $1,084 was recorded to this commercial loan, leaving a net loan balance of $1,427 still classified as nonperforming.  This troubled credit also impacted the Company’s nonperforming assets, which increased $1,314, or 12.3%, over year-end 2009 to finish at $11,964 at September 30, 2010.  As a result, the Company’s ratio of nonperforming assets to total assets grew to 1.40% at September 30, 2010 from 1.31% at year-end 2009.  Approximately 47.1% of nonperforming assets are related to two large commercial relationships.  The first relationship, already mentioned, consists of one loan totaling $1,427 that was placed into nonaccrual status during the first quarter of 2010.  The second commercial relationship consists of two loans totaling $4,214 that were transferred into OREO during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at September 30, 2010 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

During the first nine months of 2010, net charge-offs totaled $2,599, an increase of $1,321 from the same period in 2009.  This net charge-off increase was mostly due to the $1,000 partial charge-off of the previously mentioned multi-family commercial property during the second quarter of 2010.  Also contributing to increasing net charge-offs in 2010 were higher commercial loan recoveries during 2009.  Management believes that the allowance for loan losses is adequate and reflects probable incurred losses in the loan portfolio.  Asset quality remains a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet certificate of deposit (“CD”) balances, as an alternative funding source to efficiently manage the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits increased $51,948, or 8.0%, to finish at $699,592 at September 30, 2010, resulting mostly from an increase in the Company’s “core” deposit balances that included money market deposits, interest-bearing demand deposits and noninterest-bearing deposit balances.  Core relationship deposits are considered by management as a primary source of the Bank’s liquidity.  The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank.  The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher percentage of its deposits being held in money market accounts and NOW accounts at September 30, 2010, which increased 28.7% from December 31, 2009, while a lesser percentage has resulted in retail time deposits at September 30, 2010.

Deposit growth came mostly from interest-bearing money market deposit balances, increasing $41,967, or 40.5%, during the first nine months of 2010 as compared to year-end 2009.  This increase was primarily driven by the Company's Market Watch money market account product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product, most recently a special six-month introductory rate offer of 2.00% APY during 2010’s third quarter for new Market Watch accounts.  This special offer was well received by the Bank’s customers and contributed to elevating money market balances during this three-month period ending September 30, 2010, which increased $32,397, or 29.5% from June 30, 2010.  As a result, the Market Watch program showed an increase of $42,483, or 42.6%, from the balances at year-end 2009.

Further enhancing deposit growth were interest-bearing NOW account balances, which increased $14,171, or 15.4%, during the first nine months of 2010 as compared to year-end 2009.  This growth was largely driven by increased balances related to local school construction projects within Gallia County, Ohio.  These balances will continue to normalize as the contsruction processes reach their final stages of completion and allocated funds are disbursed.

The Company’s statement savings products also increased $3,015, or 10.8%, from year-end 2009, reflecting the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.

The Company’s interest-free funding source, noninterest-bearing demand deposits, also contributed to growth in total deposits, increasing $1,542, or 1.8%, from year-end 2009.  This increase was largely from growth in the Company’s business checking accounts.

Growth in total deposits was partially offset by decreases in time deposits from year-end 2009.  Time deposits, particularly CD’s, remain the most significant source of funding for the Company’s earning assets, making up 45.3% of total deposits.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  During the first nine months of 2010, time deposits decreased $9,452, or 2.9%, from year-end 2009.  With loan balances down 1.0% from year-end 2009, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels from 2009, the Company has seen the cost of its retail CD balances continue to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a shift within its time deposit portfolio, with retail CD balances decreasing $22,965 from year-end 2009, while utilizing more wholesale funding deposits (i.e., brokered and internet CD issuances), which  increased $13,513 from year-end 2009.  The Bank began increasing its use of brokered deposits during the first quarter of 2009 with laddered maturities into the future.  This trend of utilizing brokered CD’s selectively based on maturity and interest rate opportunities fits well with management’s strategy of funding the balance sheet with low-costing wholesale funds.  The use of brokered CD’s also has allowed the Company to manage the interest rate risks associated with the limited loan originations of longer-term fixed rate mortgages experienced during the heavy refinacing period of 2009.  Although brokered and internet CD’s may exhibit more price volatility than core deposits, management is comfortable with these sources of funds based on the maturity distribution and overall policy limits established for these deposit types.

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

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $5,537, or 17.5%, from year-end 2009.  This decrease was mostly due to seasonal fluctuations of one commercial account during the first nine months of 2010.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs.  Other borrowed funds consist primarily of FHLB advances and promissory notes.  During the first nine months of 2010, other borrowed funds were down $5,158, or 12.1%, from year-end 2009.  While net loan demand continues to be on a declining pace during the first nine months of 2010, management has used the growth in deposit proceeds to repay FHLB borrowings.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors.  Total shareholders' equity at September 30, 2010 of $67,949 was up $1,428, or 2.1%, as compared to the balance of $66,521 at December 31, 2009.  Contributing most to this increase was year-to-date net income of $3,798, partially offset by cash dividends paid of $2,510, or $.63 per share, year-to-date.  The Company had treasury stock totaling $15,712 at September 30, 2010, unchanged from year-end 2009.

Comparison of Results of Operations
for the Quarter and Nine-Month Periods
Ended September 30, 2010 and 2009

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the quarterly and nine-month periods ended September 30, 2010 compared to the same periods in 2009. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the third quarter of 2010, net interest income increased $662, or 8.9%, as compared to the third quarter in 2009.  This quarterly increase brings year-to-date net interest income to $24,897 at September 30, 2010, an increase of $1,866, or 8.1%, over the first nine months of 2009.  The quarterly and year-over-year improvement was largely due to lower funding costs impacted by a low interest rate environment combined with higher average earning asset growth of 2.6% as compared to 2009.

Total interest and dividend income decreased $295, or 2.5%, during the third quarter of 2010 and decreased $789, or 2.2%, during the first nine months of 2010 as compared to the same periods in 2009.  This drop in interest earnings was largely due to a decrease in mortgage loan volume as a result of management’s decision to sell most of the long-term fixed-rate real estate loans originated to the secondary market.  As previously discussed within the caption “Loans” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, historic low interest rates had contributed to a period of significant mortgage refinancing volume during the first half of 2009.  The interest rate risks associated with satisfying such a high demand for long-term fixed-rate mortgages prompted management to sell the majority of these real estate loans to the secondary market, while retaining the serving rights to these loans.  This action resulted in a $151, or 3.7%, decrease in real estate interest and fee income during the three months ended September 30, 2010, and an $844, or 6.7%, decrease in real estate interest and fee income during the nine months ended September 30, 2010, as compared to the same periods in 2009.

Further contributing to a lower interest and dividend income was a decrease in the yields earned on average earning assets during both the quarterly and year-to-date periods of 2010 as compared to the same periods in 2009.  The average yield on earning assets for the three months ended September 30, 2010 decreased 28 basis points to 5.75% as compared to 6.03% during the same period in 2009.  The average yield on earning assets for the nine months ended September 30, 2010 decreased 29 basis points to 5.96% as compared to 6.25% during the same period in 2009.  This negative effect reflects the Company’s focus on liquidity, which contributed to an increase in lower-yielding, short-term assets.  Throughout the first half of 2009, loans grew at a mild pace due to the declines in real estate volume while excess funds increased from core deposit growth. As a result, the Company invested the majority of these excess funds into its interest-bearing Federal Reserve Bank clearing account, yielding 0.25%, and investment securities balances with yields of less than one percent.  This has contributed to the decrease in asset yields from 2009 to 2010.  The intention of these short-term investment security purchases and higher Federal Reserve Bank balances is to re-invest these shorter-term liquid assets into future loan growth or longer-term securities if interest rates are increased in the near future.  During the first half of 2010, with loan growth continuing at a declining pace and no short-term rate increases evident, the Company began re-investing a portion of these matured security proceeds back into longer-term investment securities with higher interest rate yields to improve the net interest margin.

Partially offsetting the effect of lower mortgage loan volume and asset yields was growth in the Company’s average earning assets, which increased $20,351, or 2.6%, during the first nine months of 2010 as compared to the same period in 2009.  This growth in average earning assets was largely comprised of loans, which increased $17,173, or 2.7%, primarily from growth in the commercial loan portfolio that completely offset a lower average of real estate loans due to the significant volume of secondary market real estate loan sales during the first half of 2009.  Average earning asset growth was also impacted by higher average interest-bearing deposits with banks, which increased $7,344, or 23.5%, due to the increased liquidity position from deposit funds.  A portion of these funds not used to fund loans were specifically invested in the Company’s interest-bearing Federal Reserve Bank clearing account.

Also partially offsetting the effect of lower mortgage loan volume and asset yields were increases in the Company’s RAL fees during the first nine months of 2010.  The Company’s participation with a third party tax software provider has given the Bank the opportunity to make RAL loans during the tax refund loan season, typically from January through March.  RAL loans are short-term cash advances against a customer's anticipated income tax refund.  Through the first nine months of 2010, the Company had recognized $655 in RAL fees as compared to $397 during the same period in 2009, an increase of $258, or 65.1%.

In relation to lower earning asset yields, the decrease in the Company’s total interest expense completely offset the decrease in interest and dividend income, decreasing $957, or 22.3%, for the third quarter of 2010 and decreasing $2,655, or 20.4%, for the nine months ended September 30, 2010, as compared to the same periods in 2009.  The benefits of lower interest expense is the result of lower rates paid on interest-bearing liabilities.  Since the beginning of 2008, the Federal Reserve Board has reduced the prime and federal funds interest rates by 400 basis points.  The prime interest rate is currently at 3.25%, and the target federal funds rate has decreased to a range that remains between 0.0% to 0.25%.  The short-term rate decreases have impacted the repricings of various Bank deposit products, including public fund NOW, Gold Club and Market Watch accounts.  Interest rates on CD balances have  also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates), which have lowered funding costs during 2010.  The Bank also continues to experience a deposit composition shift from a higher level of CD balances of a year ago with weighted average costs of 2.5% to a higher deposit composition of NOW and money market balances with weighted average costs of 1.44% and 1.11%, respectively, at September 30, 2010.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Bank’s total weighted average funding costs have decreased 54 basis points from 2.22% at September 30, 2010 to 1.68% at September 30, 2010.

During the three and nine months ended September 30, 2010, the declines in asset yields have been completely offset by the larger declines in funding costs, as well as the benefits of RAL fees.  As a result, the Company’s net interest margin has increased 24 basis points from 3.85% to 4.09% during the third quarter of 2010 and increased 21 basis points from 4.01% to 4.22% during the nine months ended September 30, 2010 as compared to the same periods in 2009.  The Company attributes this margin enhancement effect to a higher deposit mix of lower costing NOW and money market balances during the quarterly and year-to-date periods of 2010 while also benefiting from higher RAL fees during the first and second quarters of 2010 as compared to the same periods in 2009.  Further affecting margin improvement is the continued re-investment of lower yielding assets, such as investment securities and deposits with banks earning 0.25% or less, to higher yielding assets, such as loans and short-term investment securities since the first half of 2009.  Net interest margin will continue to benefit if continued maturities of short-term investment securities can be re-invested in loans and other longer-term, higher yielding investments.

Although improving, the Company does not expect the net interest margin to increase at the same pace for the remainder of 2010, as it expects loan demand to remain challenged, with no significant growth.  The outlook for further market rate adjustment decreases to the Company’s deposit liabilities appear to be not as significant during the fourth quarter of 2010, but given the market rate environment, management does expect the cost of CD’s to continue to decline.  It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under significant stress due to declining real estate values and asset impairments. The Federal Reserve Board's continued actions of decreasing short-tem interest rates in 2008 were necessary to take steps in repairing the recessionary problems and promote economic stability. The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at the historically low levels for the rest of 2010 and the majority of 2011. However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company's control. For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the third quarter of 2010, increasing $1,268, or 132.5%, as compared to the same quarterly period in 2009.  This quarterly increase caused a year-to-date increase of $1,766, or 84.1%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  The increase in provision expense was impacted mostly by a $1,606, or 40.9%, increase in specific allocations related to impaired loans from year-end 2009.  The majority of this increase came from four commercial loans that were reviewed for impairment during the third quarter of 2010 based on deteriorating credit quality conditions and payment performance difficulties.  The analysis of these four loans identified a total deficiency in impairment of $1,440 that required a specific allocation of the allowance for loan losses and a corresponding increase to provision expense.  Provision expense was further impacted by a $1,321 increase in net charge-offs during the first nine months of 2010 as compared to the same period in 2009.  A portion of the increase in net charge-offs was due to a large recovery from a previously charged off commercial loan during June 2009 that totaled $648.  Another contributing factor to higher net charge-offs was a $1,000 partial charge-off performed on one multi-family residential property during the second quarter of 2010, previously mentioned within the caption “Allowance for Loan Losses” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Prior to year-end 2009, this impaired commercial loan had a specific allocation to the allowance for loan losses of $820.

Management believes that the allowance for loan losses was adequate at September 30, 2010 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.47% of total loans at September 30, 2010, as compared to 1.26% at December 31, 2009 and 1.33% at September 30, 2009.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” of this Form 10-Q.

Noninterest Income

Noninterest income for the three months ended September 30, 2010 was $1,382, a decrease of $755, or 35.3%, from the same quarterly period in 2009.  Noninterest income for the nine months ended September 30, 2010 was $4,771, a decrease of $1,205, or 20.2%, from the same year-to-date period in 2009.  These decreasing results were mostly due to lower bank owned life insurance income, mortgage banking income and service charges on deposit accounts combined with higher OREO losses.  These decreasing effects were partially offset by increased seasonal tax refund processing fees.

The decrease in noninterest revenue was mostly led by a decrease in the Company’s earnings from tax-free BOLI investments.  BOLI investments are maintained by the Company to fund various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans.  BOLI income decreased $519, or 73.3%, during the third quarter of 2010 and decreased $470, or 45.9%, during the first nine months of 2010 as compared to the same periods in 2009.  Largely contributing to lower earnings was the collection of $556 in life insurance proceeds during last year’s third quarter.  Through the first nine months of 2010, there have been no life insurance proceeds received.  Partially offsetting this timing difference of life insurance proceeds in 2009 were additional investments in life insurance contracts purchased during 2010 and a higher earnings rate tied to such policies.  The Company’s average investment balance in BOLI through September 30, 2010 was $19,139, an increase of $797, or 4.3%, as compared to the same period in 2009.

Further decreasing noninterest revenue during 2010 was lower mortgage banking income affected by a reduction in the volume of real estate loans sold to the secondary market.  To help manage consumer demand for longer-termed, fixed-rate real estate mortgages during the first half of 2009, the Company sold most real estate loans it originated during that period.  Historic low interest rates on long-term fixed-rate mortgage loans had caused consumers to refinance existing mortgages. Despite the low level of home sales, consumers were selectively purchasing real estate while locking in low long-term rates.  The decision to sell long-term fixed-rate mortgages at lower rates was also effective in minimizing the interest rate risk exposure to rising rates. During the first nine months of 2009, the Company sold 392 loans totaling $53,536 to the secondary market, which contributed $713 in mortgage banking income.  As expected, consumer refinancings have continued to normalize during the fourth quarter of 2009 and all of 2010.  As a result, during the first nine months of 2010 mortgage banking income accumulated to $260, a decrease of $453, or 63.5%, as compared to the same period in 2009.  The Company did experience a slight increase in its quarterly mortgage banking income, which totaled $131 during the three months ended September 30, 2010, an increase of $36, or 37.9%, over the same quarterly period in 2009.  This was largely due to the attractive long-term interest rates that were still evident during this time.  Although a volume increase in secondary market loan sales did occur during the third quarter of 2010, the Company does not antipate this trend to continue and expects loan sales to normalize during the remainder of 2010.

Decreases in noninterest income also came from lower service charge fees and higher OREO losses.  Service charge fees on the Bank’s deposit accounts decreased $218, or 28.1%, during the three months ended September 30, 2010, and $421, or 20.0%, during the first nine months of 2010, as compared to the same periods in 2009.  This decrease was in large part due to a lower volume of overdraft balances.  The Company also experienced higher net losses on the sales of OREO assets during 2010.  This was largely due to the sale of one real estate property during the second quarter of 2010 that resulted in a net loss of $148, which contributed to a $188, or 671.4%, increase in net losses during the first nine months of 2010 as compared to the same period in 2009.  The Company also experienced $83 in OREO losses during the three months ended September 30, 2010 while recording a net gain on the sale of OREO properties of $1 during the same period in 2009.

Partially offsetting the decreases in noninterest income were increased revenues from the Company’s tax refund processing fees classified as ERC/ERD fees.  The Company began its participation in a tax refund loan service in 2006 where it serves as a facilitator for the clearing of tax refunds for a tax software provider.  During the nine months ended September 30, 2010, the Company’s ERC/ERD fees increased by $252, or 48.4%, as compared to the same period in 2009.  As a result of ERC/ERD fee activity being mostly seasonal, the Company experienced a minimal change in ERC/ERD income during the third quarters of 2010 and 2009 and expects income to be minimal during the fourth quarter of 2010.

Noninterest Expense

Noninterest expense during the third quarter of 2010 increased $335, or 5.1%, as compared to the same period in 2009.  Noninterest expense during the first nine months of 2010 increased $721, or 3.6%, as compared to the same period in 2009.  Contributing most to the growth in net overhead expense were higher salaries and employee benefits, which were partially offset by decreases in FDIC assessment expense.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $200, or 5.3%, during the third quarter of 2010, and increased $769, or 6.9%, during the first nine months of 2010, as compared to the same periods in 2009.  The increase was largely due to annual merit increases, increased health insurance benefit costs, and higher salary and payroll taxes related to a higher full-time equivalent (“FTE”) employee base.  The Company’s FTE employees increased to 277 employees on staff at September 30, 2010, as compared to 272 employees at September 30, 2009.

The Company also realized increases to various expense categories that are included in other noninterest expense.  Total legal, accounting and consulting fees were collectively up $35, or 28.3%, during the third quarter of 2010, and up $311, or 74.0%, during the first nine months of 2010, as compared to the same periods in 2009.  This growth was primarily due to various capital planning costs incurred by Ohio Valley, the parent company, during the first six months of 2010.  Also impacting other noninterest expense was donation expense, which increased $78, or 255.5%, during the third quarter of 2010 and $134, or 146.1%, during the nine months ended September 30, 2010, as compared to the same periods in 2009.

Partially offsetting the increases to noninterest expense were decreases in FDIC premium expense.  The FDIC’s decisions to increase deposit premium rates beginning in the fourth quarter of 2008 and levy a special assessment in the second quarter of 2009 has left a significant impact on all financial institution earnings in 2009. This special assessment in June 2009 totaled $373 and was based on the Company’s total assets less Tier 1 Capital at that time.  While these special assessments levied on all institutions were proven to be vital in maintaining adequate insurance levels, the Deposit Insurance Fund remained extremely low due to the continued high rate of bank failures during 2009. As a result, during the fourth quarter of 2009, the FDIC approved an alternative to future special assessments, which would negatively impact the Company's earnings going forward into 2010. The alternative was to have all banks prepay twelve quarters worth of FDIC assessments on December 30, 2009. The prepayment, which includes assumptions about future deposit and assessment rate growth, was based on third quarter 2009 deposits. The prepaid amount is amortized over the entire prepayment period.  On December 30, 2009, the Company prepaid its assessment in the amount of $3,567.  As a result of the large prepayment of future assessments and the special assessment of $373 that was levied on the Bank during the second quarter of 2009, the Company has experienced lower levels of FDIC insurance during 2010.  FDIC insurance expense has decreased $57, or 17.7%, during the three months ended September 30, 2010, while also decreasing $517, or 39.7%, during the first nine months of 2010, as compared to the same periods in 2009.  While the Company has incurred reduced FDIC insurance expense during 2010, continued declines in the Deposit Insurance Fund could result in the FDIC imposing additional assessments in the future, which could adversely affect the Company's capital levels and earnings.

The Company’s provision for tax expense was $(17) during the three months ended September 30, 2010.  This expense credit was caused by a lower operating income driven by higher provision for loan loss expense combined with various tax-free income sources related to state and municipal loans/securities as well as bank owned life insurance earnings.  These factors also contributed to a $477, or 27.1%, decrease in tax expense during the nine-month period ended September 30, 2010 as compared to the same period in 2009.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income.  Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  While a strong net interest income due to lower funding costs combined with lower FDIC expenses have positively affected efficiency, these benefits have been completely offset by the negative effects of lower BOLI, service charge and mortgage banking income combined with increasing personnel expenses.  As a result, overhead expense has outpaced revenue levels and has caused both the third quarter and year-to-date efficiency ratios to increase (worsen) from prior periods.  The efficiency ratio during the third quarter of 2010 increased to 71.5% from the 67.4% experienced during the third quarter of 2009.  The efficiency ratio during the first nine months of 2010 increased to 69.1% from the 68.2% experienced during the first nine months of 2009.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios
	9/30/10	12/31/09	Regulatory Minimum
Tier 1 risk-based capital	12.9%	12.3%	4.00%
Total risk-based capital ratio	14.2%	13.6%	8.00%
Leverage ratio	9.4%	9.6%	4.00%

Cash dividends paid of $2,510 during the first nine months of 2010 represent a 5.0% increase over the cash dividends paid during the same period in 2009.  The quarterly dividend rate increased from $0.20 per share in 2009 to $0.21 per share in 2010.  The dividend rate has increased in proportion to the consistent growth in retained earnings.

Liquidity

Liquidity relates to the Company’s ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place.  Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $148,703, represented 17.4% of total assets at September 30, 2010.  In addition, the FHLB offers advances to the Bank, which further enhances the Bank’s ability to meet liquidity demands.  At September 30, 2010, the Bank could borrow an additional $90,244 from the FHLB, of which $75,000 could be used for short-term, cash management advances.  Furthermore, the Bank has established a borrowing line with the Federal Reserve.  At September 30, 2010, this line had total availability of $56,000.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.  For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2010 Percentage Change in Net Interest Income	December 31, 2009 Percentage Change in Net Interest Income
+300	1.28%	(.26%)
+200	.85%	(.58%)
+100	.43%	(.58%)
-100.42%		.68%

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  During the third quarter of 2010, the interest rate risk profile moved to a position to benefit from rising interest rates due to an increase in nonmaturity deposits which generally exhibit a low correlation to changes in interest rates.  In conjunction with the nonmaturity deposit growth, management replaced a portion of maturing FHLB borrowings with longer-duration advances.  The growth in funding was deployed primarily into short-term assets which are highly rate sensitive.  Over time, the funds may be deployed into longer term assets, such as loans.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2010.

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

OHIO VALLEY BANC CORP.
Date:	November 9, 2010	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Date:	November 9, 2010	By:	/s/ Scott W. Shockey
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

3(b)
Code of Regulations of Ohio Valley (as amended by the shareholders on May 12, 2010): Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s Quarterly Report on Form 10-Q for period ending June 30, 2010 (SEC File No. 0-20914).

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