Form 10-K
period 2010-12-31
OHIO VALLEY BANC CORP
filed 2011-03-16
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
YES ☐   NO ☒

    Based on the closing sales price of $16.47 per share on June 30, 2010, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $60,727,295.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of March 11, 2011 was 4,000,056.

Documents Incorporated By Reference:

(1)	Portions of the 2010 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2011 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC”.  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. (“Loan Central”) and Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), which engage in lending and insurance agency services, and two wholly-owned subsidiary trusts formed solely to issue trust preferred securities.  Ohio Valley also owns a minority interest in an insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 92.9%, 93.4%, and 94.0% of total consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2010, Ohio Valley’s consolidated assets approximated to $851,514,000, and total shareholders’ equity approximated to $68,128,000.

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

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fifteen offices located in Ohio and West Virginia, all of which offer automatic teller machines (ATMs).  Seven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2010.

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

Bank customers may conveniently establish new deposit accounts at their own home.  In addition, the Bank offers an automated telephone banking system, OVB Line, which allows customers to access their personal account or business account information, make loan payments or fund transfers and obtain current rate information, all from a touch-tone telephone.  The Bank also offers Internet banking to its customers, which allows customers to perform various transactions using a computer from any location as long as they have access to the Internet and a secure browser.  Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks.  Customers may also pay bills online and can make payments to virtually any business or individual.  Furthermore, the Bank offers other financial management online services, such as cash management and news updates related to repossession auctions, current rates and general bank news.

Business of Loan Central

Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services.  Loan Central presently has six offices, all located within southeastern Ohio.

Business of Financial Services Subsidiaries

Ohio Valley Financial Services is a licensed insurance agency that is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central.  Ohio Valley Financial Services is licensed by the State of Ohio Department of Insurance.

Ohio Valley also holds a non-majority equity interest in ProAlliance Corp., an insurance company.  ProAlliance Corp. is engaged primarily in specialty property and casualty insurance coverage and has been approved under the guidelines of the State of Ohio Department of Insurance.

Variable Interest Entities

Ohio Valley owns two special purpose entities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III.  Together, these Trusts have issued an aggregate $13,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trusts in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trusts I and III is located in Ohio Valley’s 2010 Annual Report to Shareholders under “Note H – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2010.

Financial Information

 Financial information regarding the Company as of December 31, 2010 and 2009 and results of operations for the past three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2010.

Lending Activities

The Company’s loan portfolio decreased $10,034,000 to finish at $641,322,000 in 2010.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  Commercial  loans increased $3,966,000, or 1.4%, while consumer loans and residential real estate loans decreased $7,903,000, or 6.1%, and $6,097,000, or 2.5%, respectively, as compared to 2009.  Consolidated interest and fee revenue from loans accounted for 82.52%, 79.82%, and 82.10% of total consolidated revenues in 2010, 2009 and 2008, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Consumer Loans

Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia.  Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans.  The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions.  Underwriting standards are continually evaluated and modified based upon these factors.  A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel.  The Company makes credit life insurance and health and accident insurance available to all qualified borrowers, thus reducing their risk of loss when their income is terminated or interrupted.  The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards.  Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans.  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower’s continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.  Also included in the category of consumer loans are home equity loans.  Home equity lines of credit are generally made as second mortgages and charged a variable interest rate.  Home equity lines are written with ten-year terms but are reviewed annually.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of U.S. Treasury, U.S. government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.62%, 6.32%, and 6.89% of total consolidated revenues in 2010, 2009 and 2008, respectively. The Company currently does not engage in trading account activity.

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

Competition

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike, Lawrence, Meigs and Franklin Counties of Ohio as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Vinton, Scioto and Ross.  Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.

Loan Central’s market presence further strengthens Ohio Valley’s ability to compete in the Gallia, Jackson, Lawrence and Pike Counties by serving a consumer base which may not meet the Bank’s credit standards.  Loan Central also operates in Scioto county of Ohio, which is outside the Bank’s primary market area.  The Company’s business is not seasonal, nor is it dependent upon a single or small group of customers.

    To continue the expansion of the Bank’s market presence and further enhance customer service, the Bank began a phase of SuperBank branch openings in December 1996.  From 1996 to 2001, the Bank opened eight SuperBank facilities within supermarkets and Wal-Mart stores.  The Bank currently has five SuperBank branches in operation that currently service the market areas of Gallia, Meigs and Lawrence Counties of Ohio as well as Cabell County of West Virginia.

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

Many of the provisions of the Dodd-Frank Act apply directly to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

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

•	the assessment base for determining deposit insurance premiums has been expanded effective April 1, 2011, to include liabilities other than just deposits; and

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

In addition, revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems “reasonable and proportional” when it establishes regulations on the amount of interchange fees that can be charged to merchants for electronic debit card transactions.  The Federal Reserve has proposed two alternative fee standards and rules prohibiting network exclusivity arrangements and routing restrictions.  Although the fee standards would not apply to any company that, together with its affiliates, has assets of less than $10 billion, such as Ohio Valley, competition and other market forces may result in a loss of revenue to us from these fees.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our revenue could decrease, our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital.  We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

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

The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  In December 2010, the Basel Committee released a new framework, referred to as “Basel III.”  The banking regulators are considering the extent to which they will apply the Basel III principles to smaller financial institutions, such as Ohio Valley and the Bank.

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

The deposits of the Bank are insured up to statutorily prescribed limits by the FDIC, generally up to a maximum of $250,000 per separately insured depositor and, until December 31, 2012, with no limit for non-interest bearing transactional accounts.  Insurance premiums for insured institutions are determined based upon the member's capital level and supervisory rating provided to the FDIC by the bank's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund (“DIF”).  Until a change in regulations adopted by the FDIC in February 2011, the assessment rate determined by considering such factors was then applied to the amount of the bank's deposits to determine the bank's insurance premium.  Effective April 1, 2011, the assessment base will be changed from total domestic deposits to average total assets minus average tangible equity.  The new regulations also change the assessment for larger institutions and the assessment rate schedules.  The effect of these changes on Ohio Valley has not yet been determined.

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

Employees

As of December 31, 2010, Ohio Valley and its subsidiaries had approximately 279 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2010 Annual Report to Shareholders, which are incorporated herein by reference.

I.           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.&B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2010, 2009 and 2008 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2010 and 2009 is incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2010	2009	2008
Securities Available for Sale
U.S. Treasury securities	$17,079	$10,557	$	----
U.S. Government sponsored entity securities	7,731	34,122		31,866
Agency mortgage-backed securities, residential	61,029	39,189		43,474
Total securities available for sale	$85,839	$83,868		$75,340
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$22,149	$16,553		$16,946
Agency mortgage-backed securities, residential	29	36		40
Total securities held to maturity	$22,178	$16,589		$16,986

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.           LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2010	2009	2008	2007	2006

Residential real estate	$236,878	$242,975	$252,693	$250,483	$238,549
Commercial real estate	226,622	211,004	198,559	196,523	193,359
Commercial and industrial	55,306	66,958	52,022	62,039	53,080
Consumer	122,516	130,419	127,117	128,058	140,176
	$641,322	$651,356	$630,391	$637,103	$625,164

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans”, within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

C. 1.
Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,255,000 for the fiscal year ended December 31, 2010.  The amount of interest income that was included in net income recorded on such loans was $717,000.  Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming and Past Due Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2010, there were no loans that are not already included in “Table V - Summary of Nonperforming and Past Due Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2010, 2009 or 2008.

4.
Loan Concentrations - As of December 31, 2010, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2010, located in Ohio Valley’s 2010 Annual Report to Shareholders which note is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2010, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2010	2009	2008	2007	2006

Balance, beginning of year	$8,198	$7,799	$6,737	$9,412	$7,133
Loans charged off:
Residential real estate	971	1,172	225	422	432
Commercial	2,957	627	1,164	4,002	3,079
Consumer	1,951	2,532	2,140	1,617	2,120
Total loans charged off	5,879	4,331	3,529	6,041	5,631

Recoveries of loans:
Residential real estate	40	41	61	166	204
Commercial	95	730	95	248	946
Consumer	1,061	747	719	700	1,097
Total recoveries of loans	1,196	1,518	875	1,114	2,247

Net loan charge-offs	(4,683)	(2,813)	(2,654)	(4,927)	(3,384)
Provision charged to operations	5,871	3,212	3,716	2,252	5,663
Balance, end of year	$9,386	$8,198	$7,799	$6,737	$9,412
Ratio of net charge-offs to average loans outstanding	.72%	.44%	.42%	.78%	.54%
Ratio of allowance for loan losses to
non-performing assets	99.72%	76.98%	78.25%	171.77%	61.54%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption “Allowance for Loan Losses and Provision Expense” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

V.           DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2010, 2009, or 2008.

D.	Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2010:

		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Certificates of deposit of $100,000 or greater	$18,588	$15,501	$38,425	$63,183
Other time deposits of $100,000 or greater	2,404	1,511	5,012	7,765
Total time deposits of $100,000 or greater	$20,992	$17,012	$43,437	$70,948

VI.           RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table X - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

VII.           SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)	2010	2009	2008

Balance outstanding at period-end	$38,107	$31,641	$24,070
Weighted average interest rate at period-end	.15%	.25%	.70%
Average amount outstanding during year	$26,991	$27,540	$28,040
Approximate weighted average interest rate
during the year	.21%	.27%	1.50%
Maximum amount outstanding as of any
month-end	$38,108	$32,718	$35,309

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

We have determined to cease offering tax refund anticipation loans effective April 19, 2011, which will have an adverse effect on our net income.

Through our relationship with a tax software provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive a refund anticipation loan (“RAL”) or an Electronic Refund Check or Electronic Refund Deposit (“ERC/ERD”).  In return, the Bank charges a fee for the service.

On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RALs through third parties following the completion of the current tax filing season.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the "IRS") to cease providing debt indicator information.  The FDIC's concern and recommendation does not affect the Bank's offering of other tax refund products, such as ERCs and ERDs.

Prior to 2011, the IRS provided debt indicator information as part of the electronic filing process of federal income tax returns.  The debt indicator information provided an indication of whether an individual taxpayer would have any portion of the anticipated tax refund offset for delinquent taxes or other debts, such as unpaid child support or delinquent federally funded student loans.

In the absence of the IRS debt indicator, the Bank instituted additional criteria in the underwriting of RAL products designed to underwrite loans in a manner to achieve an acceptable charge-off rate in 2011.  The Bank currently expects the charge-off rate on RALs offered in 2011 to be no higher than the charge-off rate experienced in 2010.

    However, in response to the FDIC's continued expressions of concern, on February 8, 2011, the Board of Directors of the Company determined that the Bank will discontinue offering RALs through unrelated third-party vendors after April 19, 2011.  For the 2010 tax season, RAL fees totaled $655,000.  Thus, the Bank’s termination of this product will negatively affect its results of operations.  The Bank will, though, continue offering ERCs and ERDs.

Periodic regulatory reviews may affect our financial condition.

The Company is subject to periodic reviews from state and federal regulators, which may impact our financial condition.  As part of the regulatory review, the loan portfolio and the allowance for loan losses are evaluated.  As a result, the incurred loss identified on loans or the assigned loan rating could change and may require us to increase our provision for loan losses or loan charge-offs.  In addition, any downgrade in loan ratings could impact our level of impaired loans or classified assets.  Any increase in our provision for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse affect on our financial condition and results of operations.

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

•	the assessment base for determining deposit insurance premiums has been expanded effective April 1, 2011, to include liabilities other than just deposits; and

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

In addition, revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems “reasonable and proportional” when it establishes regulations on the amount of interchange fees that can be charged to merchants for electronic debit card transactions.  The Federal Reserve has proposed two alternative fee standards and rules prohibiting network exclusivity arrangements and routing restrictions.  Although the fee standards would not apply to any company that, together with its affiliates, has assets of less than $10 billion, such as Ohio Valley, competition and other market forces may result in a loss of revenue to us from these fees.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our revenue could decrease, our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital.  We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

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

The global financial markets have experienced increased volatility and an overall loss of investor confidence in recent years.  While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages.  Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

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

We may not be able to access capital when needed.

Ohio Valley and the Bank are required by regulatory authorities to maintain specified levels of capital.  If Ohio Valley experiences increased loan losses, additional capital may need to be obtained.  In addition, Ohio Valley may elect to raise additional capital to support its business, to finance acquisitions, if any, or for other purposes.  Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.  There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us.  If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

During 2008 and 2009, there were higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009.  Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transaction accounts was extended until December 31, 2012.

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

Effective April 1, 2011, the assessment base will be changed from total domestic deposits to average total assets minus average tangible equity.  The new regulations also change the assessment for larger institutions and the assessment rate schedules.  The effect of these changes on Ohio Valley has not yet been determined.

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

Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, our ability to raise sufficient capital and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

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

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia.  The Bank leases eight additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.), Columbus (Franklin Co.) and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.) and Huntington (Cabell Co.) in West Virginia.   The Bank also owns and operates twenty-seven ATMs, including thirteen off-site ATMs.  Furthermore, the Bank owns a facility and leases two facilities in Gallipolis (Gallia Co.), Ohio which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), Ohio and leases a facility in Point Pleasant (Mason Co.), West Virginia which are both leased out to third parties.

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

  Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2010, located in Ohio Valley’s 2010 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Ohio Valley or any of its subsidiaries is a party, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Summary of Common Stock Data” and “Performance Graph” located in Ohio Valley’s 2010 Annual Report to Shareholders and “Note N - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2010 located in Ohio Valley’s 2010 Annual Report to Shareholders.

On December 31, 2010, Ohio Valley sold 16,407 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $315,000.  No underwriters were involved, and no underwriting discount or commissions were paid.  The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2010.

ITEM 6 - SELECTED FINANCIAL DATA

    The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2010 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K with respect to Ohio Valley’s interest rate risk is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Interest Rate Sensitivity and Liquidity” and “Interest Rate Sensitivity -- Table VIII” found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2010 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2010 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2010 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2010 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2010 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 11, 2011 (the “2011 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2011 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” of the 2011 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2011 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2011 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by the Independent Registered Public Accounting Firm” of the 2011 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2010 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index beginning on page 35 of this Form 10-K.

                                                                                                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 16, 2011	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2011 by the following persons on behalf of Ohio Valley and in the capacities indicated.
Name	Capacity

/s/Jeffrey E. Smith	Chairman, Chief Executive Officer
Jeffrey E. Smith	and Director (principal executive officer)

/s/Scott W. Shockey	Vice President and Chief Financial
Scott W. Shockey	Officer (principal financial officer and principal accounting officer)

/s/Lannes C. Williamson	Director
Lannes C. Williamson

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Steven B. Chapman	Director
Steven B. Chapman

/s/Thomas E. Wiseman	President and Chief Operating Officr
Thomas E. Wiseman

/s/Harold A. Howe	Director
Harold A. Howe

/s/Robert E. Daniel	Director
Robert E. Daniel

/s/Roger D. Williams	Director
Roger D. Williams

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

3(a)
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State].  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

3(b)	Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 (SEC File No. 0-20914).

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

10.1*
The Ohio Valley Bank Company Executive Group Life Split Dollar Plan agreement, dated April 29, 2003, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2006 (SEC File No. 0-20914).

10.2*
Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

10.3*
The Ohio Valley Bank Company Director Retirement agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.3 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

10.4*
Schedule A to Exhibit 10.3 identifying other identical Director Retirement agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.4 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (SEC File No. 0-20914).

10.5*
The Ohio Valley Bank Company Salary Continuation agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.5 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.6(a)*
The Ohio Valley Bank Company Director Deferred Fee agreement, dated December 28, 2007, between Anna P. Barnitz and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

10.6(b)*
The Ohio Valley Bank Company Executive Deferred Compensation agreement, dated December 28, 2007, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

10.7(a)*	Schedule A to Exhibit 10.6(a) identifying other identical Director Deferred Fee agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

10.7(b)*
Schedule A to Exhibit 10.6(b) identifying other identical Executive Deferred Compensation agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Filed herewith.

10.8*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.9*	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

11	Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2010:  Filed herewith.  (Not deemed filedexcept for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

20	Proxy Statement for 2011 Annual Meeting of Shareholders: Incorporated herein by reference to the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed.

Exhibit Number	Exhibit Description

21	Subsidiaries of Ohio Valley: Filed herewith.

23	Consent of Crowe Horwath LLP.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

* Compensatory plan or arrangement.