Form 10-Q
period 2011-03-31
OHIO VALLEY BANC CORP
filed 2011-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of common shares of the registrant outstanding as of May 9, 2011 was 4,000,056.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share data)

	March 31, 2011	December 31, 2010

ASSETS
Cash and noninterest-bearing deposits with banks	$11,011	$8,979
Interest-bearing deposits with banks	75,091	50,772
Total cash and cash equivalents	86,102	59,751

Securities available for sale	91,708	85,839
Securities held to maturity (estimated fair value: 2011 - $20,806; 2010 - $21,198)	21,467	22,178
Federal Home Loan Bank stock	6,281	6,281

Total loans	631,040	641,322
Less: Allowance for loan losses	(8,052)	(9,386)
Net loans	622,988	631,936

Premises and equipment, net	9,686	9,738
Other real estate owned	4,526	4,403
Accrued income receivable	2,792	2,704
Goodwill	1,267	1,267
Bank owned life insurance	19,940	19,761
Prepaid FDIC insurance	2,268	2,576
Other assets	5,263	5,080
Total assets	$874,288	$851,514

LIABILITIES
Noninterest-bearing deposits	$131,956	$91,949
Interest-bearing deposits	594,769	602,832
Total deposits	726,725	694,781

Securities sold under agreements to repurchase	29,972	38,107
Other borrowed funds	24,518	27,743
Subordinated debentures	13,500	13,500
Accrued liabilities	10,140	9,255
Total liabilities	804,855	783,386

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,659,795 shares issued)	4,660	4,660
Additional paid-in capital	33,003	33,003
Retained earnings	47,153	45,960
Accumulated other comprehensive income	329	217
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	69,433	68,128
Total liabilities and shareholders’ equity	$874,288	$851,514

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2011	2010

Interest and dividend income:
Loans, including fees	$11,299	$11,436
Securities
Taxable	445	597
Tax exempt	143	104
Dividends	71	71
Other Interest	67	20
	12,025	12,228
Interest expense:
Deposits	2,356	2,905
Securities sold under agreements to repurchase	12	16
Other borrowed funds	182	426
Subordinated debentures	272	272
	2,822	3,619
Net interest income	9,203	8,609
Provision for loan losses	2,944	921
Net interest income after provision for loan losses	6,259	7,688

Noninterest income:
Service charges on deposit accounts	540	556
Trust fees	59	61
Income from bank owned life insurance	179	179
Mortgage banking income	77	75
Electronic refund check / deposit fees	2,268	644
Debit / credit card interchange income	300	210
Gain (loss) on sale of other real estate owned	5	(111)
Other	231	251
	3,659	1,865
Noninterest expense:
Salaries and employee benefits	4,023	3,892
Occupancy	426	414
Furniture and equipment	280	292
FDIC insurance	327	259
Data processing	236	204
Other	1,806	1,820
	7,098	6,881

Income before income taxes	2,820	2,672
Provision for income taxes	787	766

NET INCOME	$2,033	$1,906

Earnings per share	$.51	$.48

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2011	2010

Balance at beginning of period	$68,128	$66,521

Comprehensive income:
Net income	2,033	1,906
Change in unrealized gain on available for sale securities	170	(197)
Income tax effect	(58)	67
Total comprehensive income	2,145	1,776

Cash dividends	(840)	(836)

Balance at end of period	$69,433	$67,461

Cash dividends per share	$.21	$.21

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2011	2010

Net cash provided by operating activities:	$6,176	$3,666

Investing activities:
Proceeds from maturities of securities available for sale	5,155	19,187
Purchases of securities available for sale	(11,128)	(16,490)
Proceeds from maturities of securities held to maturity	702	1,105
Purchases of securities held to maturity	----	(740)
Net change in loans	5,802	(958)
Proceeds from sale of other real estate owned	84	289
Purchases of premises and equipment	(184)	(218)
Net cash provided by investing activities	431	2,175

Financing activities:
Change in deposits	31,944	31,376
Cash dividends	(840)	(836)
Change in securities sold under agreements to repurchase	(8,135)	(6,028)
Proceeds from Federal Home Loan Bank borrowings	----	500
Repayment of Federal Home Loan Bank borrowings	(3,201)	(3,017)
Change in other short-term borrowings	(24)	33
Net cash provided by financing activities	19,744	22,028

Change in cash and cash equivalents	26,351	27,869
Cash and cash equivalents at beginning of period	59,751	15,670
Cash and cash equivalents at end of period	$86,102	$43,539

Supplemental disclosure:

Cash paid for interest	$3,195	$4,736
Cash paid for income taxes	----	----
Non-cash transfers from loans to other real estate owned	202	193
Other real estate owned sales financed by the Bank	92	----

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2011, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2011.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2010 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2010 have been reclassified to conform to the presentation for 2011.  These reclassifications had no effect on the net results of operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:  The accounting and reporting policies followed by the Company conform to US GAAP.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions that are more susceptible to change in the near term involve the allowance for loan losses, mortgage servicing rights, deferred tax assets, the fair value of certain securities, the fair value of financial instruments and the determination and carrying value of impaired loans and other real estate owned.

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business, banking and consumer finance.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,000,056 for the three months ended March 31, 2011, and 3,984,009 for the three months ended March 31, 2010.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance added additional disclosures to Note 4 – Loans and Allowance for Loan Losses.

In April 2011, the FASB issued guidance within the ASU 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$20,080	----
U.S. Government sponsored entity securities	----	7,686	----
Agency mortgage-backed securities, residential	----	63,942	----

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$17,079	----
U.S. Government sponsored entity securities	----	7,731	----
Agency mortgage-backed securities, residential	----	61,029	----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial:
Commercial real estate-owner occupied	----	----	$3,489
Commercial real estate-nonowner occupied	----	----	2,195
Residential real estate	----	----	184

Mortgage servicing rights	----	----	426

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial:
Commercial real estate-owner occupied	----	----	$3,606
Commercial real estate-nonowner occupied	----	----	2,187
Commercial and industrial	----	----	3,785
Residential real estate	----	----	414

Mortgage servicing rights	----	----	434

Impaired loans had a principal balance of $19,203 at March 31, 2011. The portion of impaired loans that were measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying amount of $8,338, with a valuation allowance of $2,470 at March 31, 2011, resulting in additional provision for loan loss expense of $1,100 for the three months ended March 31, 2011. This is compared to

$1,030 in additional provision for loan loss expense for the three months ended March 31, 2010.  At December 31, 2010, impaired loans had a principal balance of $23,106. The portion of impaired loans that were measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying amount of $15,222, with a valuation allowance of $5,230 at December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $426, which is made up of the outstanding balance of $601, net of a valuation allowance of $175 at March 31, 2011.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: Securities classified as held to maturity are reported at amortized cost.  Securities classified as available for sale are reported at fair value. For these securities, the Company obtains fair value measurements using pricing models that vary based on asset class and include available trade, bid and other market information. Fair value of securities may also be determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Federal Home Loan Bank stock: It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

Loans: The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loan commitments and standby letters of credit was not material at March 31, 2011 and December 31, 2010. The fair value for variable rate loans is estimated to be equal to carrying value. This fair value represents an entry price in accordance with ASC 825. While ASC 820 amended ASC 825 in several respects, this approach to fair value remains an acceptable approach under generally accepted accounting principles.

Deposit Liabilities: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings: For other borrowed funds and subordinated debentures, rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value. For securities sold under agreements to repurchase, carrying value is a reasonable estimate of fair value.

Accrued Interest Receivable and Payable: For accrued interest receivable and payable, the carrying amount is a reasonable estimate of fair value.

In addition, other assets and liabilities that are not defined as financial instruments were not included in the disclosures below, such as premises and equipment and life insurance contracts. The fair value of off-balance sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet at March 31, 2011 and December 31, 2010, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$86,102	$86,102	$59,751	$59,751
Securities	113,175	112,514	108,017	107,037
Federal Home Loan Bank stock	6,281	N/A	6,281	N/A
Loans	622,988	630,634	631,936	637,986
Accrued interest receivable	2,792	2,792	2,704	2,704

Financial liabilities:
Deposits	726,725	729,094	694,781	698,199
Securities sold under agreements to repurchase	29,972	29,972	38,107	38,107
Other borrowed funds	24,518	23,819	27,743	26,968
Subordinated debentures	13,500	11,516	13,500	11,507
Accrued interest payable	2,226	2,226	2,600	2,600

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
U.S. Treasury securities	$20,074	$8	$(2)	$20,080
U.S. Government sponsored entity securities	7,508	185	(7)	7,686
Agency mortgage-backed securities, residential	63,626	526	(210)	63,942
Total securities	$91,208	$719	$(219)	$91,708

December 31, 2010
U.S. Treasury securities	$17,081	$6	$(8)	$17,079
U.S. Government sponsored entity securities	7,513	230	(12)	7,731
Agency mortgage-backed securities, residential	60,916	383	(270)	61,029
Total securities	$85,510	$619	$(290)	$85,839

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2011
Obligations of states and political subdivisions	$21,440	$161	$(821)	$20,780
Agency mortgage-backed securities, residential	27	----	(1)	26
Total securities	$21,467	$161	$(822)	$20,806

December 31, 2010
Obligations of states and political subdivisions	$22,149	$130	$(1,109)	$21,170
Agency mortgage-backed securities, residential	29	----	(1)	28
Total securities	$22,178	$130	$(1,110)	$21,198

The amortized cost and estimated fair value of the investment securities portfolio at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$23,079	$23,128	$570	$577
Due in one to five years	4,503	4,638	4,518	4,318
Due in five to ten years	----	----	4,906	4,963
Due after ten years	----	----	11,446	10,922
Agency mortgage-backed securities, residential	63,626	63,942	27	26
Total debt securities	$91,208	$91,708	$21,467	$20,806

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
March 31, 2011	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$7,032	$(2)	$	----	$	----	$7,032	$(2)
U.S. Government sponsored
entity securities	1,994	(7)		----		----	1,994	(7)
Agency mortgage-backed
securities, residential	25,163	(210)		----		----	25,163	(210)
Total available for sale	$34,189	$(219)	$	----	$	----	$34,189	$(219)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$6,545	$(358)	$1,422	$(463)	$7,967	$(821)
Agency mortgage-backed
securities, residential	----	----	19	(1)	19	(1)
Total held to maturity	$6,545	$(358)	$1,441	$(464)	$7,986	$(822)

Less Than 12 Months	12 Months or More	Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$9,041	$(8)	$	----	$	----	$9,041	$(8)
U.S. Government sponsored
entity securities	1,990	(12)		----		----	1,990	(12)
Agency mortgage-backed
securities, residential	27,953	(270)		----		----	27,953	(270)
Total available for sale	$38,984	$(290)	$	----	$	----	$38,984	$(290)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$7,510	$(690)	$970	$(419)	$8,480	$(1,109)
Agency mortgage-backed
securities, residential	----	----	21	(1)	21	(1)
Total held to maturity	$7,510	$(690)	$991	$(420)	$8,501	$(1,110)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to increases in market interest rates and other market conditions.  The fair value is expected to recover as the bonds approach their maturity date or reset date.  Management does not believe any individual unrealized loss at March 31, 2011 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2011	2010
Residential real estate	$233,629	$236,878
Commercial real estate:
Owner-occupied	151,021	149,042
Nonowner-occupied	54,613	55,989
Construction	22,053	21,591
Commercial and industrial	53,401	55,306
Consumer:
Automobile	55,088	58,271
Home equity	19,839	20,527
Other	41,396	43,718
	631,040	641,322
Less: Allowance for loan losses	8,052	9,386

Loans, net	$622,988	$631,936

The Bank originated refund anticipation loans that contributed fee income of $486 and $437 during the three months ended March 31, 2011 and March 31, 2010, respectively.  As per the FDIC’s recommendation, the Bank ceased offering refund anticipation loans effective April 19, 2011.

Activity in the allowance for loan losses was as follows:	March 31,	March 31,
	2011	2010

Beginning balance	$9,386	$8,198

Loans charged off:
Residential real estate	247	256
Commercial real estate	40	----
Commercial and industrial	3,839	----
Consumer	417	519
Total loans charged off	4,543	775

Recoveries of loans:
Residential real estate	8	3
Commercial real estate	107	70
Commercial and industrial	----	24
Consumer	150	337
Total recoveries of loans	265	434

Net loan charge-offs	(4,278)	(341)
Provision charged to operations	2,944	921
Balance, end of year	$8,052	$8,778

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011:

March 31, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning balance	$993	$3,141	$3,795	$1,457	$	----	$9,386
Provision for loan losses	471	1,155	1,184	134		----	2,944
Loans charged-off	247	40	3,839	417		----	4,543
Recoveries	8	107	----	150		----	265
Total ending allowance balance	$1,225	$4,363	$1,140	$1,324	$	----	$8,052

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

March 31, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$103	$1,879	$488	$	----	$2,470
Collectively evaluated for impairment	1,122	2,484	652		1,324	5,582
Total ending allowance balance	$1,225	$4,363	$1,140		$1,324	$8,052

Loans:
Loans individually evaluated for impairment	$1,590	$13,656	$3,957	$	----	$19,203
Loans collectively evaluated for impairment	232,039	214,031	49,444		116,323	611,837
Total ending loans balance	$233,629	$227,687	$53,401		$116,323	$631,040

December 31, 2010	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$1,698	$3,407	$	----	$5,230
Collectively evaluated for impairment	868	1,443	388		1,457	4,156
Total ending allowance balance	$993	$3,141	$3,795		$1,457	$9,386

Loans:
Loans individually evaluated for impairment	$1,784	$13,460	$7,862	$	----	$23,106
Loans collectively evaluated for impairment	235,094	213,162	47,444		122,516	618,216
Total ending loans balance	$236,878	$226,622	$55,306		$122,516	$641,322

Information regarding impaired loans is as follows:	March 31, 2011	December 31, 2010

Loans with no allocated allowance for loan losses	$10,865	$7,884
Loans with allocated allowance for loan losses	8,338	15,222
Total impaired loans	$19,203	$23,106

Amount of the allowance for loan losses allocated	$2,470	$5,230

Average of individually impaired loans during year	$21,801	$24,589

Interest recognized on impaired loans was $345 and $249 for the three months ended March 31, 2011 and 2010, respectively.  Accrual basis income was not materially different from cash basis income for the periods presented.

The following table presents loans individually evaluated for impairment by class of loans:

March 31, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,303	$	----	$1,311	$15	$8
Commercial real estate:
Owner-occupied	4,422		----	4,424	62	50
Nonowner-occupied	992		----	992	4	4
Construction	679		----	680	10	9
Commercial and industrial	3,469		----	6,043	104	74
Consumer:
Automobile	----		----	----	----	----
Home equity	----		----	----	----	----
Other	----		----	----	----	----
With an allowance recorded:
Residential real estate	287		103	287	5	4
Commercial real estate:
Owner-occupied	4,804		1,315	4,805	89	82
Nonowner-occupied	2,759		564	2,759	51	37
Construction	----		----	----	----	----
Commercial and industrial	488		488	500	5	4
Consumer:
Automobile	----		----	----	----	----
Home equity	----		----	----	----	----
Other	----		----	----	----	----
Total	$19,203		$2,470	$21,801	$345	$272

December 31, 2010	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,244	$	----
Commercial real estate:
Owner-occupied	4,234		----
Nonowner-occupied	992		----
Construction	743		----
Commercial and industrial	671		----
Consumer:
Automobile	----		----
Home equity	----		----
Other	----		----
With an allowance recorded:
Residential real estate	540		125
Commercial real estate:
Owner-occupied	4,731		1,125
Nonowner-occupied	2,760		573
Construction	----		----
Commercial and industrial	7,191		3,407
Consumer:
Automobile	----		----
Home equity	----		----
Other	----		----
Total	$23,106		$5,230

Nonaccrual loans and loans past due 90 days or more and still accruing were as follows:
	March 31, 2011	December 31, 2010

Loans past due 90 days or more and still accruing	$1,158	$1,714
Nonaccrual loans	$3,685	$3,295

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the unpaid balance of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

March 31, 2011	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$964	$2,712
Commercial real estate:
Owner-occupied	----	386
Nonowner-occupied	----	432
Construction	----	----
Commercial and industrial	----	----
Consumer:
Automobile	74	----
Home equity	39	155
Other	81	----
Total	$1,158	$3,685

December 31, 2010	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$1,487	$2,200
Commercial real estate:
Owner-occupied	----	428
Nonowner-occupied	----	432
Construction	----	----
Commercial and industrial	----	----
Consumer:
Automobile	114	100
Home equity	43	104
Other	70	31
Total	$1,714	$3,295

The following table presents the aging of the unpaid principal balance of past due loans by class of loans:

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,856	$1,567	$3,676	$8,099	$225,530	$233,629
Commercial real estate:
Owner-occupied	14	1,309	386	1,709	149,312	151,021
Nonowner-occupied	86	----	432	518	54,095	54,613
Construction	----	----	----	----	22,053	22,053
Commercial and industrial	24	29	----	53	53,348	53,401
Consumer:
Automobile	665	188	75	928	54,160	55,088
Home equity	72	----	193	265	19,574	19,839
Other	398	69	81	548	40,848	41,396
Total	$4,115	$3,162	$4,843	$12,120	$618,920	$631,040

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,731	$1,951	$3,448	$10,130	$226,748	$236,878
Commercial real estate:
Owner-occupied	1,564	17	428	2,009	147,033	149,042
Nonowner-occupied	87	----	432	519	55,470	55,989
Construction	----	----	----	----	21,591	21,591
Commercial and industrial	15	----	----	15	55,291	55,306
Consumer:
Automobile	1,010	342	213	1,565	56,706	58,271
Home equity	78	50	147	275	20,252	20,527
Other	793	238	101	1,132	42,586	43,718
Total	$8,278	$2,598	$4,769	$15,645	$625,677	$641,322

Troubled Debt Restructurings:

The Company has $12,979 and $16,814 in loans classified as troubled debt restructurings, with specific reserve allocations of $878 and $3,791 as of March 31, 2011 and December 31, 2010, respectively.  The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2011 and December 31, 2010.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 10. The Company analyzes loans individually with a higher credit risk rating and groups these loans into a category called "classified" assets. The Company considers its classified assets to be loans that are graded 9 through 10 and generally have outstanding balances greater than $200. Loans graded a 9 or 10 that have outstanding balances of less than $200 may be included in the classified asset category if 1) a portion of the loan balance has been specifically allocated to the allowance for loan losses, or 2) the aggregate borrowings of the customer meet or exceed $200. While the Company uses this criteria for evaluating and establishing its higher risk, classified asset category, loans that do not meet this criteria may still be included as classified assets based on other subjective factors that indicate a concern over the borrower's ability to repay the loan. The Company's risk categories are reviewed annually on loans that have aggregate borrowing amounts that meet or exceed $500.

The Company uses the following definitions for its classified loan risk ratings:

Substandard (Loan Grade 9). Loans classified as substandard represent very high risk, serious delinquency, nonaccrual, or unacceptable credit. Repayment through the primary source of repayment is in jeopardy due to the existence of one or more well defined weaknesses and the collateral pledged may inadequately protect collection of the loans. Loss of principal is not likely if weaknesses are corrected, although financial statements normally reveal significant weakness. Loans are still considered collectible, although loss of principal is more likely than with special mention loan grade 8 loans. Collateral liquidation considered likely to satisfy debt.

Doubtful (Loan Grade 10). Loans classified as doubtful display a high probability of loss, although the amount of actual loss at the time of classification is undetermined. This should be a temporary category until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification. These loans exhibit all substandard characteristics with the addition that weaknesses make collection or liquidation in full highly questionable and improbable. This classification consists of loans where the possibility of loss is high after collateral liquidation based upon existing facts, market conditions, and value. Loss is deferred until certain important and reasonable specific pending factors which may strengthen the credit can be more accurately determined. These factors may include proposed acquisitions, liquidation procedures, capital injection, receipt of additional collateral, mergers, or refinancing plans. A doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded substandard.

Classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 8 (Special Mention). All commercial loans are categorized into a risk category either at the time of origination or re-evaluation date. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

March 31, 2011	Pass	Classified	Total
Commercial real estate:
Owner-occupied	$132,145	$18,876	$151,021
Nonowner-occupied	46,665	7,948	54,613
Construction	14,539	7,514	22,053
Commercial and industrial	38,388	15,013	53,401
Total	$231,737	$49,351	$281,088

December 31, 2010	Pass	Classified	Total
Commercial real estate:
Owner-occupied	$138,490	$10,552	$149,042
Nonowner-occupied	50,119	5,870	55,989
Construction	15,550	6,041	21,591
Commercial and industrial	43,668	11,638	55,306
Total	$247,827	$34,101	$281,928

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau) but are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the unpaid principal balance of residential and consumer loans by class of loans based on payment activity as of March 31, 2011 and December 31, 2010:

March 31, 2011	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$55,014	$19,645	$41,315	$229,953	$345,927
Nonperforming	74	194	81	3,676	4,025
Total	$55,088	$19,839	$41,396	$233,629	$349,952

December 31, 2010	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$58,057	$20,380	$43,617	$233,191	$355,245
Nonperforming	214	147	101	3,687	4,149
Total	$58,271	$20,527	$43,718	$236,878	$359,394

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.97% of total loans were unsecured at March 31, 2011, up from 3.93% at December 31, 2010.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2011, the contract amounts of these instruments totaled approximately $57,278, compared to $53,947 at December 31, 2010.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2011 and December 31, 2010 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

March 31, 2011	$20,205	$3,815	$498	$24,518
December 31, 2010	$23,406	$3,835	$502	$27,743

Pursuant to collateral agreements with the FHLB, advances are secured by $239,898 in qualifying mortgage loans, $96,956 in commercial loans and $6,281 in FHLB stock at March 31, 2011.  Fixed-rate FHLB advances of $20,205 mature through 2033 and have interest rates ranging from 1.79% to 3.91% and a year-to-date weighted average cost of 2.66%.  There were no variable-rate FHLB borrowings at March 31, 2011.

At March 31, 2011, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at March 31, 2011.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $177,702 at March 31, 2011.  Of this maximum borrowing capacity of $177,702, the Company had $111,997 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 2.00% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At March 31, 2011, there were no promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at March 31, 2011 and December 31, 2010.  Various investment securities from the Bank used to collateralize FRB notes totaled $725 at March 31, 2011 and $1,270 at December 31, 2010.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $45,500 at March 31, 2011 and $33,450 at December 31, 2010.

Scheduled principal payments as of March 31, 2011:

	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

2011	$4,412	$1,374	$498	$6,284
2012	1,401	1,296	----	2,697
2013	3,773	----	----	3,773
2014	3,663	1,145	----	4,808
2015	1,066	----	----	1,066
Thereafter	5,890	----	----	5,890
	$20,205	$3,815	$498	$24,518

NOTE 7 – SEGMENT INFORMATION

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 88.2% and 90.2% of total consolidated revenues for the years ending March 31, 2011 and 2010, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:
	Three Months Ended March 31, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$8,002	$1,201	$9,203
Provision expense	$2,823	$121	$2,944
Tax expense	$408	$379	$787
Net income	$1,292	$741	$2,033
Assets	$861,093	$13,195	$874,288

	Three Months Ended March 31, 2010

	Banking	Consumer Finance	Total Company

Net interest income	$7,564	$1,045	$8,609
Provision expense	$825	$96	$921
Tax expense	$524	$242	$766
Net income	$1,433	$473	$1,906
Assets	$822,118	$14,043	$836,161

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control that could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within central and southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions which facilitates the payment of tax refunds through a third-party tax software provider.  The Bank facilitates the payment of these tax refunds through two products:  1) refund anticipation loans (“RAL”) and 2) electronic refund check/deposit (“ERC/ERD”) transactions.  RAL loans are short-term cash advances against a customer's anticipated income tax refund.  ERC/ERD transactions involve the issuing of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  Both products have been originated primarily during the tax refund loan season, typically during the first quarter of each year.  The Bank ceased offering RAL loans effective April 19, 2011, although it still provides ERC/ERD transactions.  Loan Central engages in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services during the first quarter of 2011.  Ohio Valley Financial Services is an insurance agency that facilitates the receipts of insurance commissions.

For the three months ended March 31, 2011, net income increased by $127, or 6.7%, compared to the same quarterly period in 2010, to finish at $2,033.  Earnings per share for the first quarter of 2011 also increased by $.03, or 6.3%, compared to the same period in 2010, to finish at $.51 per share.  While the annualized net income to average asset ratio, or return on assets (ROA), decreased to 0.88% at March 31, 2011, as compared to 0.90% at March 31, 2010, the Company’s net income to average equity ratio, or return on equity (ROE), increased to 12.02% at March 31, 2011 as compared to 11.57% at March 31, 2010.

The largest contributor to the Company’s higher 2011 first quarter net income was a 96.2% growth in noninterest income resulting from significant increases in ERC/ERD fee income.  During the first quarter of 2011, the Company’s ERC/ERD fees increased by $1,624, as compared to the first quarter of 2010, due to the significant growth in transaction volume of processing tax refund payments.  Further contributing to increased earnings was continued growth in the Company’s net interest income, which increased $594, or 6.9%, during the three months ended March 31, 2011, as compared to the same period in 2010.  The sustained low-rate environment continues to have an impact in lowering funding costs as well as management’s emphasis on growing lower-costing, core deposit relationship balances.  This has permitted interest expense to decrease $797, or 22.0%, during the three months ended March 31, 2011, as compared to the same period in 2010, which has completely offset the decrease in interest income of $203, or 1.7%, during the three months ended March 31, 2011, as compared to the same period in 2010.  Partially offsetting the positive contributions from ERC/ERD fees and net interest income was an increase in provision for loan loss expense of $2,023 during the first quarter of 2011, as compared to the same period in 2010.  This increase was largely the result of $3,839 in partial charge-offs taken on one impaired commercial loan relationship during the first quarter of 2011.  While $2,906 of this charge-off had already been allocated within the allowance for loan losses, an additional impairment charge to provision expense of $933 was recognized due to a continued deterioration of collateral values.  In addition, the higher charge-offs associated with this commercial relationship contributed to an increase in the general allocations associated with the average historical loan loss factor within the allowance for loan losses.

The consolidated total assets of the Company increased $22,774, or 2.7%, during the first three months of 2011 as compared to year-end 2010, to finish at $874,288.  This change in assets was led by an increase in the Company’s interest-bearing deposits with banks, which increased $24,319 from year-end 2010, largely from short-term investments in the Company’s Federal Reserve Bank clearing account.  During the first quarter of 2011, the Company experienced a significant increase in tax refund volume related to its ERC/ERD business.  These short-term tax refunds, facilitating through several of the Company’s noninterest-bearing checking accounts, were invested with its Federal Reserve Bank clearing account, which was up $24,333, or 48.2%, from year-end 2010.  While these excess balances were key in the

Company’s asset growth during the first quarter of 2011, this also had a negative impact on the net interest margin as these balances with the Federal Reserve only earn 0.25%.  Asset balances were further increased by growth in the Company’s investment securities, which were up 4.8% from year-end 2010.  The Company has invested a portion of its excess funds into short-term U.S. Treasury and long-term U.S. Government agency (“Agency”) mortgage-backed securities during the first quarter of 2011, which increased $3,001 and $2,911, respectively, from year-end 2010.  The first three months of 2011 saw the Company’s loan portfolio decrease 1.6% from year-end 2010.  This change in loan balances came primarily from the consumer loan portfolio, which was down 5.3% from year-end 2010, largely due to decreasing auto loan balances.  Further decreasing the Company’s loan portfolio were residential real estate loans, decreasing 1.4% from year-end 2010.  The demand decrease was felt mostly in the Company’s longer-term, fixed-rate loan balances.  While the demand for loans was limited during the first three months of 2011, the Company was able to benefit from growth in its total deposit liabilities of $31,944 from year-end 2010.  The majority of this growth came from the Company’s core noninterest-bearing deposit balances increasing $40,007 from year-end 2010, as a result of an increased level of ERC/ERD transactions being processed during the first quarter of 2011.  Interest-bearing deposit liabilities continued to shift into more core deposit sources from year-end 2010, such as the Company’s NOW and savings account balances while experiencing a larger shift away from non-core deposit sources such as retail and wholesale time deposits.  The Company’s core interest-bearing deposit balances were up $10,738 from year-end 2010, while its non-core time deposit balances were down $18,801 from year-end 2010.  A portion of excess deposits were also used to fund the repayments of other borrowed funds, which decreased $3,225 from year-end 2010.  The excess liquidity created by the growth in total deposits will be available to fund potential earning asset growth during the remainder of 2011.

Comparison of
Financial Condition
at March 31, 2011 and December 31, 2010

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2011 compared to December 31, 2010.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, interest- and non-interest bearing balances due from banks and federal funds sold.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At March 31, 2011, cash and cash equivalents had increased $26,351, or 44.1%, to $86,102 as compared to $59,751 at December 31, 2010.  The increase in cash and cash equivalents was largely affected by the Company’s increased liquidity position due to deposit liability growth combined with lower loan demand from year-end 2010.  The rise in deposit liability balances were mostly from increased tax refund deposits that are maintained within the Company’s noninterest-bearing deposit accounts.  These balances have created a significant level of excess funds that are invested in short-term assets.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company’s focus will be to continue to re-invest these liquid funds back into longer-term, higher yielding assets, such as loans and investment securities during 2011 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

The balance of total securities increased $5,158, or 4.8%, as compared to 2010.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions.  During the first quarter of 2011, the Company experienced a significant increase in total deposit balances while total loan demand was at a declining pace.  As a result, the Company invested a portion of its excess funds into new short-term U.S. Treasury securities with maturities less than one year and interest rate yields of 1.0% or less, which increased $3,001, or 17.6%, from year-end 2010.  While loan growth continues to remain challenged, the Company continues to enhance the net interest margin by investing into longer-term, higher yielding investment securities.  As a result, the Company’s Agency mortgage-backed security portfolio increased $2,911, or 4.8%, as compared to December 31, 2010.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances on a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $4,559 from January 1, 2011 through March 31, 2011.

In addition to helping achieve diversification within the Company’s securities portfolio, U.S. Treasury and GSE securities have also been used to satisfy pledging requirements for repurchase agreements.  At March 31, 2011, the Company’s repurchase agreements decreased 21.3%, lowering the need to secure these balances.  For the remainder of 2011, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first three months of 2011, total loan balances decreased from year-end 2010 by $10,282, or 1.6%.  Lower loan balances were mostly influenced by total consumer loans, which were down $6,193, or 5.1%, from year-end 2010 to total $116,323.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $3,183, or 5.5%, from year-end 2010.  The “indirect” automobile lending component contributed most to this decrease and represents the largest portion of the Company’s consumer loan portfolio, representing 23.7% of total consumer loans at March 31, 2011.  In recent years, growing economic factors have weakened the economy and has limited consumer spending.  During this time of economic challenge, the Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure.  The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment.  The decreasing trend of auto loan balances should continue during the remainder of 2011, as the larger institutions and captive finance companies will continue to aggressively compete for a larger share of the market.

The remaining consumer loan products not discussed above were collectively down $3,010, or 4.7%, which included general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.  Management will continue to place more emphasis on other loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Generating residential real estate loans remains a key focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  During the first three months of 2011, total residential real estate loan balances decreased $3,249, or 1.4%, from year-end 2010 to total $233,629.  The decrease was mostly from the Company’s 15-, 20- and 30-year fixed-rate loans.  Long-term interest rates continue to remain at historic low levels.  In recent years, the Company has experienced periods of increased refinancing demand for long-term, fixed-rate real estate loans, particularly during the first half of 2009 and the second half of 2010, as a result of the historic low rates.  Management has determined that originating long-term, fixed-rate real estate loans at such low rates would present an unacceptable level of interest rate risk.  Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its fixed-rate mortgages to the secondary market. During these heavy periods of increased refinancing in 2009 and 2010, consumers were able to take advantage of low rates and reduce their monthly costs.  During the first three months of 2011, refinancing volume has been relatively stable, having sold 20 loans totaling $2,202 as compared to 21 loans totaling $2,868 during the first three months of 2010.  This secondary market emphasis also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $577, or 2.4%, from year-end 2010.  The remaining real estate loan portfolio balances increased $114 primarily from the Company’s other variable-rate products.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.  The Company will continue to follow this secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

The Company’s commercial loans were also down $840, or 0.3%, from year-end 2010.  Commercial loans include both commercial real estate and commercial and industrial loans.  Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.  Commercial real estate, the Company’s largest segment of commercial loans, increased $1,065, or 0.5%, from year-end 2010.  This segment of loans consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate benefited most from its owner-occupied portfolio during the first three months 2011, which increased $1,979, or 1.3%, from year-end 2010.  Owner-occupied loans consist of nonfarm, nonresidential properties.  A commercial owner-occupied loan is a borrower purchased building or space that is supported from borrower resources, typically with the borrower renting the space creating lease payments that serve as the necessary cash flows for repayment.  Owner-occupied loans of the Company include loans secured by hospitals, churches, hardware and convenience stores.  Partially offsetting commercial real estate loan growth was a decrease in the Company’s commercial and industrial loan portfolio, which was down $1,905, or 3.4%, from year-end 2010.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The total commercial loan portfolio, including participation loans, consists primarily of rental property loans (23.1% of portfolio), medical industry loans (9.7% of portfolio), hotel and motel loans (7.2% of portfolio) and land development loans (6.9% of portfolio).  During the first three months of 2011, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Franklin counties of Ohio, which accounted for 39.3% of total originations.  The growing West Virginia markets accounted for 46.4% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company and normal underwriting considerations.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has continued to limit the lending opportunities within the Company's market locations. Declines in the housing market since 2009, with falling home prices and increasing foreclosures and unemployment, have continued to result in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company anticipates its overall loan growth in 2011 to be challenged, with volume to continue at a stable to declining pace.

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses quarterly based on several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of probable incurred losses.  Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks.  Actual losses on loans are reflected as reductions in the reserve and are referred to as charge-offs.  The amount of the provision for loan losses charged to operating expenses is the amount necessary, in management's opinion, to maintain the allowance for loan losses at an adequate level that is reflective of probable and inherent loss.  The allowance required is primarily a function of the relative quality of the loans in the loan portfolio, the mix of loans in the portfolio and the rate of growth of outstanding loans.  Impaired loans, which include loans classified as TDR’s, are considered in the determination of the overall adequacy of the allowance for loan losses.

During the first three months of 2011, the Company’s allowance for loan losses decreased $1,334 to finish at $8,052, as compared to $9,386 at year-end 2010.  This decrease in reserves was largely due to the partial charge-off of $3,839 recorded on two commercial loans classified as troubled debt restructurings (“TDR’s”) with one borrower due to declining asset values.  Of this $3,839 in TDR loan charge-offs, approximately $2,906 had been previously allocated within the allowance for loan losses causing no additional provision expense to be charged during the first quarter of 2011.  This previous allocation of the allowance for loan losses was the result of GAAP and regulatory guidance, which requires the Company to perform impairment analysis of the asset values on collateral-based loans defined as TDR’s.  This impairment analysis from prior periods resulted in specific allocation increases to the allowance for loan losses and corresponding increases to provision for loan losses expense.  During the first quarter of 2011, a current impairment analysis revealed further deterioration in the collateral values associated with both commercial loans. As a result, it was determined an additional $933 in provision expense was necessary to account for this impairment.  Although both commercial loans, now totaling $2,798, are considered impaired, each loan is current according to their modified terms, still accruing interest and not past due.  Therefore, these loan balances are not included as part of the Company’s total nonperforming loan balances at March 31, 2011 and December 31, 2010.  The Company will continue to perform the required impairment analysis on both commercial loans and make adjustments to the allowance for loan losses as necessary.

The continued struggles of our U.S. economy are having a direct impact on the Company’s borrowers, as they continue to experience financial difficulties and liquidity strains.  The Company is faced with the ongoing decision of whether to foreclose on these troubled loans and take possession of the collateral or to work with the borrower to modify the original terms of the loan.  A successful loan modification not only avoids costly foreclosure proceedings but, more importantly, could result in the full repayment of the loan principal amount.  The Company continues to monitor and make loan modifications to certain troubled loans that would ease payment pressures on the borrower.  Most generally, the modification “period” of the original terms of the loan is only temporary (i.e. 12 months), after which the loan would resume under the original contractual terms of the loan.  GAAP and regulatory guidance identifies certain loan modifications that would be classified as TDR’s, which, in general, is when a bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider.  One such qualification would be if the bank modified the original terms of the loan for the remaining original life of the debt and not just temporary.  Modifications of the original terms would include temporarily adjusting the contractual interest rate of the loan or converting the payment method from principal and interest amortization payments to interest-only for a temporary period of time.

As a result of the previously mentioned TDR loan charge-off, the specific allocations on impaired loans decreased from $5,230 at December 31, 2010 to $2,470 at March 31, 2011.  However, this TDR loan charge-off had an immediate impact on the Company’s general allocations related to the historical loan loss factor.  This general allocation evaluates the average historical loan losses over the past 36 months.  As a result of this $3,839 charge-off during the first quarter of 2011, the general charge-off allocation for commercial loans increased from $1,231 at December 31, 2010 to $2,400 at March 31, 2011.  Further affecting the change in the allowance for loan losses was the Company’s economic risk factor allocation, which increased from $496 at December 31, 2010 to $670 at March 31, 2011.

The Company’s impaired loans decreased $3,903 from year-end 2010 in large part due to the large commercial loan charge-off previously mentioned.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.  This was the case with the previously mentioned commercial loans that were partially charged-off during the first quarter of 2011, which were never past due and classified as performing.

The Company was also successful in maintaining a stable level of nonperforming loans from year-end 2010.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $4,843 at March 31, 2011, compared to $5,009 at year-end 2010, which resulted in a minimal net change to the specific allocations made for the portfolio risks and credit deterioration of these nonperforming credits.  As a result, the Company’s ratio of nonperforming loans to total loans decreased from 0.78% at December 31, 2010 to 0.77% at March 31, 2011.  The Company also experienced a decrease in its nonperforming assets to total assets ratio, lowering from 1.11% at December 31, 2010 to 1.07% at March 31, 2011.  Approximately 45.0% of nonperforming assets is related to two loans with one commercial borrower totaling $4,214 that was transferred into OREO during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at March 31, 2011 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

As a result of the $2,906 in specific reserves that were used as part of the $3,839 partial charge-off of the impaired commercial loans previously mentioned, the ratio of the allowance for loan losses to total loans decreased to 1.28% at March 31, 2011, compared to 1.46% at December 31, 2010.  Management believes that the allowance for loan losses at March 31, 2011 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits increased $31,944, or 4.6%, to finish at $726,725 at March 31, 2011, resulting mostly from a net increase in the Company’s “core” deposit balances that included interest-bearing demand, savings, money market and noninterest-bearing deposit balances.  Core relationship deposits are considered by management as a primary source of the Bank’s liquidity.  The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank.  The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in NOW and savings accounts at March 31, 2011 than at December 31, 2010, while a lesser portion has resulted in brokered and retail time deposits at March 31, 2011 than at December 31, 2010.  Furthermore, the Company’s core noninterest-bearing demand accounts increased from year-end 2010.

Deposit growth came mostly from the Company’s interest-free funding source, noninterest-bearing demand deposits, increasing $40,007, or 43.5%, from year-end 2010.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first quarter of 2011.  The Company is one of a few institutions that participate with a tax software provider that deals in RAL loans and the processing of ERC/ERD items.  During 2011, this software provider was successful in increasing the number of tax preparers that utilize their software, which contributed to the significant volume increase from year-end 2010.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company’s business checking accounts should continue to normalize during the remainder of 2011.

Deposit growth also came from interest-bearing NOW account balances, which increased $10,490, or 10.3%, during the three months ended 2011 as compared to year-end 2010.  This growth was largely driven by public fund balances related to the collection of taxes by local municipalities and distributions to local school districts who maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal tax collections are short-term in nature and typically decrease in the second quarter.

Further enhancing deposit growth were the Company’s savings account balances, which increased $4,943, or 11.0%, from year-end 2010, coming primarily from the statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate have become close enough for the customer to invest their balances into a more liquid product such as a statement savings account.

Growth in the Company’s interest-bearing, core deposit balances was partially offset by a decrease in the Company’s money market accounts, which were down $4,696, or 3.2%, from year-end 2010.  The decrease came largely from the Company’s Market Watch product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.  Most recently, the Company offered a special six-month introductory rate offer of 2.00% APY during 2010’s third quarter for new Market Watch accounts.  This special offer was well received by the Bank’s customers and contributed to elevating money market balances during the second half of 2010.  As the promotion ended in the first quarter of 2011 and the interest rate adjusted down to a current market rate, the Company experienced a decrease in Market Watch balances, which were down $4,701, or 3.2%, from year-end 2010.

Growth in total deposits was partially offset by decreases in time deposits from year-end 2010.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 44.5% of total deposits December 31, 2010.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  As a result, time deposits represented 39.9% of total deposits at March 31, 2011.  During the first quarter of 2011, time deposits decreased $18,801, or 6.1%, from year-end 2010.  With loan balances down 10.3% from year-end 2010, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels from 2009 and 2010, the Company has seen the cost of its retail CD balances continue to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $10,207 from year-end 2010.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $8,594 from year-end 2010.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth.  The Company will continue to emphasize growth in its core deposit relationships during the remainder of 2011, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $8,135, or 21.3%, from year-end 2010.  This decrease was mostly due to seasonal fluctuations of two commercial relationships during the first three months of 2011.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs.  Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes.  During the first quarter of 2011, other borrowed funds were down $3,225, or 11.6%, from year-end 2010.  While net loan demand continues to be on a declining pace during 2011, management has used the growth in deposit proceeds to repay FHLB borrowings.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors.  Total shareholders' equity at March 31, 2011 of $69,433 was up $1,305, or 1.9%, as compared to the balance of $68,128 at December 31, 2010.  Contributing most to this increase was year-to-date net income of $2,033, partially offset by cash dividends paid of $840, or $.21 per share, year-to-date.  The Company had treasury stock totaling $15,712 at March 31, 2011, unchanged from year-end 2010.

Comparison of Results of Operations
for the Three Months Ended
March 31, 2011 and 2010

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2011 compared to the same period in 2010. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the first quarter of 2011, net interest income increased $594, or 6.9%, as compared to the first quarter of 2010.  The quarterly increase was largely due to continued lower funding costs impacted by a low interest rate environment combined with higher average earning asset growth of 9.2% as compared to the first quarter of 2010.  Average earning asset growth came primarily from the Company’s deposit balances held with the Federal Reserve Bank.

Total interest income decreased $203, or 1.7%, during the first quarter of 2011 as compared to the same period in 2010.  This drop in interest earnings was largely due to a decrease in average loan balances, which decreased $20,090, or 3.0%, when comparing average balances during the first quarter of 2011 to the first quarter of 2010.  This decrease in average loans came mostly from the residential real estate loan portfolio, which has been largely impacted by management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the serving rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $203, or 5.1%, decrease in real estate interest and fee income during the three months ended March 31, 2011, as compared to the same period in 2010.  The Company also experienced average loan decreases in its consumer loan portfolio, particularly with auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.  This has contributed to a $126, or 3.7%, decrease in consumer interest and fee revenue.

Included in consumer loan interest income were fees associated with the Company’s RAL tax loan originations.  The Company’s participation with a third-party tax software provider has given the Bank the opportunity to make RAL loans during the tax refund loan season, typically from January through March.  RAL loans are short-term cash advances against a customer's anticipated income tax refund.  During the first quarter of 2011, the Company recognized $486 in RAL fees, compared to $437 during the first quarter of 2010, an increase of $49, or 11.3%.  The Bank also has a separate agreement with the tax software provider for the Company’s ERC/ERD clearing services.  Through the ERC/ERD agreement, the Company serves as a facilitator for the clearing of tax refunds.

In recent years, the RAL business has been subject to scrutiny by various governmental and consumer groups who have questioned the fairness and legality of RAL fees and the underwriting risks associated with originating RALs.  The ERC/ERD service does not subject the Bank to the risks related to the RALs and has not been subject to the same scrutiny.

On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RAL loans through third parties following the completion of the current tax filing season of 2011.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the "IRS") to cease providing debt indicator information.  In response to the FDIC's expressions of concern, on February 8, 2011, the Board of Directors of the Company determined that the Bank will discontinue offering RALs through unrelated third-party vendors after April 19, 2011.  Thus, the Bank’s termination of this product will negatively affect the Company’s results of operations in 2012.  The FDIC's concern and recommendation does not affect the Bank's offering of other tax refund products, such as ERC’s and ERD’s.  The Bank will, therefore, continue offering ERC’s and ERD’s.  Furthermore, the FDIC’s recommendation does not affect the offerings of RAL’s by Loan Central.  Although the Bank has not fully determined what the effects of exiting the RAL business might have on its ERC/ERD business in 2012, it does anticipate competitive pressures on pricing that could have a negative effect on earnings from future ERC/ERD transactions.

Further contributing to a lower interest and dividend income was a decrease in the yields earned on average earning assets during the first quarter of 2011 as compared to the same period in 2010.  The average yield on earning assets for the three months ended March 31, 2011 decreased 61 basis points to 5.54% as compared to 6.15% during the same period in 2010.  This negative effect reflects the Company’s focus on liquidity, which contributed to an increase in lower-yielding, short-term assets.  Throughout the first three months of 2011, loan balances declined while excess funds increased from deposit growth. As a result, the Company invested the majority of these excess funds into its interest-bearing Federal Reserve Bank clearing account, yielding just 0.25%.  While these increases in Federal Reserve Bank balances contributed most to the Company’s 9.2% average earning asset growth during the first quarter of 2011, as compared to the same period in 2010, these balances also contributed most to the decrease in earning asset yields, with the majority of the Company’s earning asset growth yielding just 0.25%.  The intention of these short-term Federal Reserve Bank balances that are not related to tax refund clearing items or other seasonal deposits is to re-invest them into future loan growth or longer-term securities with higher interest rate yields to improve the net interest margin.

In relation to lower earning asset yields, the decrease in the Company’s total interest expense completely offset the decrease in interest income, decreasing $797, or 22.0%, for the first quarter of 2011 as compared to the same period in 2010.  The benefits of lower interest expense are the result of lower rates paid on interest-bearing liabilities.  The Federal Reserve continues to hold the prime interest rate at 3.25%, and the target federal funds rate remains at a range from 0.0% to 0.25%.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, including public fund NOW, Gold Club and Market Watch accounts.  Interest rates on CD balances have also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates from 2008), which have lowered funding costs during the first three months of 2011, as compared to the same period in 2010.  The Company also continues to experience a deposit composition shift from a higher level of CD balances of a year ago with weighted average costs of 2.2% to a higher deposit composition of core deposit balances, that include NOW, money market, and savings balances, with weighted average costs of 1.01% at March 31, 2011.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Company’s total weighted average funding costs have decreased 53 basis points from 1.75% at March 31, 2010 to 1.22% at March 31, 2011.

During the three months ended March 31, 2011, the decline in asset yields exceeded the decline in funding costs.  As a result, the Company’s net interest margin has decreased 9 basis points from 4.34% to 4.25% during the first quarter of 2011, as compared to the same period in 2010.  While the Company attributes its higher deposit mix of lower costing, core deposit balances of NOW, savings and noninterest-bearing demand balances as a margin enhancement, it was the significant composition of excess funds being invested in the Company’s Federal Reserve Bank account earning just 0.25% that placed additional pressure on the net interest margin causing it to compress during the first three months of 2011, as compared to the same period in 2010.  As a result of the significant increase in excess deposits being seasonally affected by higher tax refund processing volume, the Company anticipates its Federal Reserve Bank short-term invested balances to achieve more normal levels during the remainder of 2011.  Net interest margin will benefit if these short-term deposits with the Fed can be re-invested in loans and other longer-term, higher yielding investments.  It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under continued stress due to declining real estate values and asset impairments.  The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at their historically low levels for the rest of 2011. However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company's control.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the first quarter of 2011, increasing $2,023, as compared to the same period in 2010.  Provision expense increased in large part due to increases in both net charge-offs and general allocations.  During the first quarter of 2011, the Company partially charged off $3,839 on two commercial loans classified as TDR’s from one relationship due to a continued deterioration in collateral values.  Of this partially charged-off amount, a specific allocation of approximately $2,906 already had been reserved in the allowance for loan losses from prior impairment analysis.  A current analysis of the loans’ collateral values revealed a $933 impairment that required a corresponding increase to provision expense that was used to absorb part of the $3,839 write-down during the first quarter of 2011.

The Company continues to monitor and make loan modifications to certain TDR loans that will ease payment performance pressures off of the borrower.  GAAP guidance requires an impairment analysis to be performed on loans classified as TDR’s, which includes the evaluation of collateral values that could potentially reveal impairment.  For TDR loans that have had existing loan terms modified, an impairment analysis would also be measured by comparing the present value of expected future cash flows discounted at the loan’s effective interest rate to the cash flows based on the original contractual terms of the loan.  The difference between the two measurements results in an impairment charge.  Any impairment deficiency resulting from either analysis method would require a specific allocation of the allowance for loan losses and a corresponding increase to provision for loan losses expense.

As a result of the previously mentioned TDR loan charge-off, the specific allocations on impaired loans decreased from $5,230 at December 31, 2010 to $2,470 at March 31, 2011.  However, this $3,839 charge-off had an immediate impact on the Company’s general allocations related to the historical loan loss factor.  This general allocation evaluates the average historical loan losses over the past 36 months.  As a result of this $3,839 charge-off during the first quarter of 2011, the general charge-off allocation for commercial loans increased to $2,400 at March 31, 2011 from $1,231 at December 31, 2010, impacting provision expense during the three months ended March 31, 2011.  As this charge-off amount completes its 36-month progression, the balance will no longer be a part of the 3-year historical loan loss factor and will yield a lower general allocation component.

Management believes that the allowance for loan losses was adequate at March 31, 2011 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.28% of total loans at March 31, 2011, as compared to 1.46% at December 31, 2010.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

 Noninterest Income

Noninterest income for the three months ended March 31, 2011 was $3,659, an increase of $1,794, or 96.2%, from the same quarterly period in 2010.  The successful growth in noninterest revenue was largely due to increased seasonal tax refund processing fees classified as ERC/ERD fees.   The Company began its participation in a tax refund loan service in 2006, in which it serves as a facilitator for the clearing of tax refunds for a tax software provider.  During the three months ended March 31, 2011, the Company’s ERC/ERD fees increased by $1,624, or 252.2%, as compared to the same quarterly period in 2010.  The increase was due to a volume increase in the number of ERC/ERD transactions that were processed during the first three months of 2011.  For the 2011 tax season, the tax software provider was able to expand the number of tax preparers utilizing their software, which contributed to the volume increase.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2011, with only minimal income expected during the second half of 2011.  As part of the Company’s relationship with the tax software provider, the Company has also been participating in the RAL business with fees being recorded within interest and fee income on loans.  As stated earlier, the Bank has discontinued the RAL business, but will continue offering ERC’s and ERD’s as part of its noninterest revenue business.

The Company also experienced noninterest income growth from its debit and credit interchange income, which increased $90, or 42.9%, during the first quarter of 2011 as compared to the first quarter of 2010.  The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continued to increase from a year ago.  Beginning in the second half of 2010, the Company began offering incentive-based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria.  In addition, similar incentives were introduced to the Company’s Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending.  While incenting debit/credit card customers has increased customer use of electronic payments which have contributed to higher interchange revenue, the strategy also fits well with the Company’s emphasis on growing and enhancing its customer relationships.

Further impacting higher noninterest income were lower losses in the sale of other real estate owned (“OREO”) properties.  During the first three months of 2011, gains on the sale of OREO totaled $5 as compared to a net loss of $111 during the first three months of 2010, resulting in a net increase of $116 to noninterest income.  The net loss on the sale of OREO assets during the first quarter of 2010 was from the pending sale of one real estate property.  A valuation adjustment of $126 was recognized on this piece of real estate in March 2010.  This is compared to effectively no losses recognized during the first quarter of 2011.

The changes in the remaining noninterest income categories were minimal during the first three months of 2011 as compared to the same period in 2010.

Noninterest Expense

Noninterest expense during the first quarter of 2011 increased $217, or 3.2%, as compared to the same period in 2010.  Contributing most to the growth in net overhead expense were higher salaries and employee benefits as well as increases in FDIC assessment expense.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $131, or 3.4%, during the first quarter of 2011, as compared to the same period in 2010.  The increase was largely due to annual merit increases, increased health insurance benefit costs, and higher salary and payroll taxes related to a higher full-time equivalent (“FTE”) employee base.  The Company’s FTE employees increased to 282 employees on staff at March 31, 2011, as compared to 271 employees at March 31, 2010.

The Company also realized increases to its FDIC assessment expense, which was up $68, or 26.3%, during the first three months in 2011 as compared to the first three months in 2010.  During the fourth quarter of 2009, the FDIC approved an alternative to future special assessments, which was to have all banks prepay twelve quarters worth of FDIC assessments.  On December 30, 2009, the Company prepaid its assessment in the amount of $3,567. The prepayment, which included assumptions about future deposit and assessment rate growth, was based on third quarter 2009 deposits. The prepaid amount is being amortized over the entire prepayment period.  The monthly amortization expense associated with this prepaid FDIC insurance increased going into the first quarter of 2011 in relation to growing deposit and assessment assumptions.  Effective April 1, 2011, the assessment base for deposit insurance premiums will be changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules will change.  The Company is not yet sure of the effect these changes will have on the Company’s premiums.  While the Company has benefited from having its FDIC insurance expense amortized over twelve quarters, continued declines in the Deposit Insurance Fund could result in the FDIC imposing additional assessments in the future, which could adversely affect the Company's capital levels and earnings.

The total of all remaining noninterest expense categories increased only $18 from the prior year’s first quarter.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income.  Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  A strong net interest income due to lower funding costs combined with higher noninterest income from ERC/ERD fees has had a positive effect on efficiency.  As a result, revenue levels have outpaced overhead expense, which has caused the first quarter efficiency ratio to decrease (improve) from the prior period.  The efficiency ratio during the first quarter of 2011 decreased to 54.7% from the 65.1% experienced during the first quarter of 2010.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios
	3/31/11	12/31/10	Regulatory Minimum
Tier 1 risk-based capital	13.6%	13.3%	4.00%
Total risk-based capital ratio	14.9%	14.5%	8.00%
Leverage ratio	8.7%	9.3%	4.00%

Cash dividends paid of $840 during the first three months of 2011 represent a 0.5% increase over the cash dividends paid during the same period in 2010.  The quarterly dividend rate in 2011 was $0.21 per share, unchanged from the $0.21 per share paid in 2010.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $178,380, represented 20.4% of total assets at March 31, 2011. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2011, the Bank could borrow an additional $111,997 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2011, this line had total availability of $52,090. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans generally consist of loans with balances of $200 or more on nonaccrual status or nonperforming in nature. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Smaller balance homogeneous loans, such as consumer and most residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

Commercial and industrial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises. Commercial and industrial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations. The Company's risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclosure which may require the Company to write-down the value significantly to sell.

Commercial real estate consists of nonfarm, nonresidential loans secured by owner-occupied and non owner-occupied commercial real estate as well as commercial construction loans. An owner-occupied loan relates to a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans that are dependent on cash flows from operations can be adversely affected by current market conditions for their product or service. A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Commercial construction loans consist of borrowings to purchase and develop raw land into one- to four-family residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value, which may be absorbed by the Company.

Residential real estate loans consist of loans to individuals for the purchase of one- to four-family primary residences with repayment primarily through wage or other income sources of the individual borrower. The Company's loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

Consumer loans are comprised of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured. These loans typically have maturities of five years or less with repayment dependent on individual wages and income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciates in value or may be worthless and/or difficult to locate if repossession is necessary.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2011 Percentage Change in Net Interest Income	December 31, 2010 Percentage Change in Net Interest Income
+300	(1.20%)	(2.47%)
+200	(.69%)	(1.66%)
+100	(.30%)	(.95%)
-100	(2.42%)	(2.32%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  In addition, management attempts to sell most fixed-rate residential mortgages to the secondary market.  However, the underwriting criteria for secondary market loans continues to become more restrictive.  As a result, we book a portion of the fixed-rate mortgages originated, which contributes to our liability sensitive position.  The exposure to rising interest rates declined from year end due to higher levels of liquid assets, primarily related to the clearing of tax refunds for a tax software provider.  Net interest income decreases in a declining rate environment due to the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 16, 2011 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2011.

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2011.

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

OHIO VALLEY BANC CORP.

Date:	May 10, 2011	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Date:	May 10, 2011	By:	/s/ Scott W. Shockey
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

3(b)
Code of Regulations of Ohio Valley (as amended by the shareholders on May 12, 2010): Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (SEC File No. 0-20914).

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