Form 10-Q
period 2011-06-30
OHIO VALLEY BANC CORP
filed 2011-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of common shares of the registrant outstanding as of August 8, 2011 was 4,000,056.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share data)

	June 30, 2011	December 31, 2010

ASSETS
Cash and noninterest-bearing deposits with banks	$10,631	$8,979
Interest-bearing deposits with banks	37,335	50,772
Total cash and cash equivalents	47,966	59,751

Securities available for sale	100,703	85,839
Securities held to maturity (estimated fair value: 2011 - $20,941; 2010 - $21,198)	21,345	22,178
Federal Home Loan Bank stock	6,281	6,281

Total loans	623,370	641,322
Less: Allowance for loan losses	(6,479)	(9,386)
Net loans	616,891	631,936

Premises and equipment, net	9,607	9,738
Other real estate owned	4,327	4,403
Accrued income receivable	2,611	2,704
Goodwill	1,267	1,267
Bank owned life insurance	20,122	19,761
Prepaid FDIC insurance	2,001	2,576
Other assets	5,169	5,080
Total assets	$838,290	$851,514

LIABILITIES
Noninterest-bearing deposits	$108,119	$91,949
Interest-bearing deposits	573,435	602,832
Total deposits	681,554	694,781

Securities sold under agreements to repurchase	36,680	38,107
Other borrowed funds	24,712	27,743
Subordinated debentures	13,500	13,500
Accrued liabilities	11,039	9,255
Total liabilities	767,485	783,386

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,659,795 shares issued)	4,660	4,660
Additional paid-in capital	33,003	33,003
Retained earnings	47,868	45,960
Accumulated other comprehensive income	986	217
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	70,805	68,128
Total liabilities and shareholders’ equity	$838,290	$851,514

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans, including fees	$10,090	$10,807	$21,389	$22,243
Securities
Taxable	473	593	918	1,190
Tax exempt	137	112	280	216
Dividends	70	70	141	141
Other Interest	47	17	114	37
	10,817	11,599	22,842	23,827
Interest expense:
Deposits	2,227	2,802	4,583	5,707
Securities sold under agreements to repurchase	4	15	16	31
Other borrowed funds	160	332	342	758
Subordinated debentures	272	272	544	544
	2,663	3,421	5,485	7,040
Net interest income	8,154	8,178	17,357	16,787
Provision for loan losses	759	721	3,703	1,642
Net interest income after provision for loan losses	7,395	7,457	13,654	15,145

Noninterest income:
Service charges on deposit accounts	553	573	1,093	1,129
Trust fees	56	58	115	119
Income from bank owned life insurance	182	185	361	364
Mortgage banking income	60	54	137	129
Electronic refund check / deposit fees	265	127	2,533	771
Debit / credit card interchange income	344	247	644	457
Gain (loss) on sale of other real estate owned	5	34	10	(77)
Other	222	246	453	497
	1,687	1,524	5,346	3,389
Noninterest expense:
Salaries and employee benefits	4,084	3,993	8,107	7,885
Occupancy	378	397	804	811
Furniture and equipment	282	304	562	596
FDIC insurance	285	262	612	521
Data processing	215	201	451	405
Other	1,737	1,819	3,543	3,639
	6,981	6,976	14,079	13,857

Income before income taxes	2,101	2,005	4,921	4,677
Provision for income taxes	546	534	1,333	1,300

NET INCOME	$1,555	$1,471	$3,588	$3,377

Earnings per share	$.39	$.37	$.90	$.85

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$69,433	$67,461	$68,128	$66,521

Comprehensive income:
Net income	1,555	1,471	3,588	3,377
Change in unrealized gain on available for sale securities	995	370	1,166	173
Income tax effect	(338)	(126)	(397)	(59)
Total comprehensive income	2,212	1,715	4,357	3,491

Cash dividends	(840)	(837)	(1,680)	(1,673)

Balance at end of period	$70,805	$68,339	$70,805	$68,339

Cash dividends per share	$0.21	$0.21	$0.42	$0.42

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2011	2010

Net cash provided by operating activities:	$9,907	$5,301

Investing activities:
Proceeds from maturities of securities available for sale	13,306	37,796
Purchases of securities available for sale	(27,534)	(31,086)
Proceeds from maturities of securities held to maturity	816	1,439
Purchases of securities held to maturity	----	(3,389)
Net change in loans	11,115	(3,897)
Proceeds from sale of other real estate owned	313	927
Purchases of premises and equipment	(343)	(463)
Purchases of bank owned life insurance	----	(287)
Net cash provided by (used in) investing activities	(2,327)	1,040

Financing activities:
Change in deposits	(13,227)	24,878
Cash dividends	(1,680)	(1,673)
Change in securities sold under agreements to repurchase	(1,427)	(2,554)
Proceeds from Federal Home Loan Bank borrowings	----	500
Repayment of Federal Home Loan Bank borrowings	(3,403)	(13,038)
Change in other short-term borrowings	372	(42)
Net cash provided by (used in) financing activities	(19,365)	8,071

Change in cash and cash equivalents	(11,785)	14,412
Cash and cash equivalents at beginning of period	59,751	15,670
Cash and cash equivalents at end of period	$47,966	$30,082

Supplemental disclosure:

Cash paid for interest	$5,592	$8,218
Cash paid for income taxes	330	1,611
Non-cash transfers from loans to other real estate owned	227	385
Other real estate owned sales financed by the Bank	209	35

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2011, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2011.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2010 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,000,056 for the three and six months ended June 30, 2011, and 3,984,009 for the three and six months ended June 30, 2010.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

In April 2011, the FASB issued guidance within the ASU 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”). ASU 2011-02 clarifies when a loan modification or restructuring is considered a TDR. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$ 22,566	----
U.S. Government sponsored entity securities	----	5,643	----
Agency mortgage-backed securities, residential	----	72,494	----

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$ 17,079	----
U.S. Government sponsored entity securities	----	7,731	----
Agency mortgage-backed securities, residential	----	61,029	----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial:
Commercial real estate-nonowner occupied	----	----	$ 1,999

Mortgage servicing rights	----	----	417

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial:
Commercial real estate-owner occupied	----	----	$ 3,606
Commercial real estate-nonowner occupied	----	----	2,187
Commercial and industrial	----	----	3,785
Residential real estate	----	----	414

Mortgage servicing rights	----	----	434

Impaired loans had a principal balance of $15,578 at June 30, 2011. The portion of impaired loans that were measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying amount of $2,423, with a valuation allowance of $424 at June 30, 2011, resulting in additional provision for loan loss expense of $1,306 for the six months ended June 30, 2011. This is compared to

$1,666 in additional provision for loan loss expense for the six months ended June 30, 2010.  At December 31, 2010, impaired loans had a principal balance of $23,106. The portion of impaired loans that were measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying amount of $15,222, with a valuation allowance of $5,230 at December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $417, which is made up of the outstanding balance of $592, net of a valuation allowance of $175 at June 30, 2011.  This is compared to a fair value of $471, made up of the outstanding balance of $617, net of a valuation allowance of $146 at June 30, 2010.

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

Loans: The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loan commitments and standby letters of credit was not material at June 30, 2011 or December 31, 2010. The fair value for variable rate loans is estimated to be equal to carrying value. This fair value represents an entry price in accordance with ASC 825. While ASC 820 amended ASC 825 in several respects, this approach to fair value remains an acceptable approach under generally accepted accounting principles.

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

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet at June 30, 2011 and December 31, 2010, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:
	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$47,966	$47,966	$59,751	$59,751
Securities	122,048	121,644	108,017	107,037
Federal Home Loan Bank stock	6,281	N/A	6,281	N/A
Loans	616,891	627,239	631,936	637,986
Accrued interest receivable	2,611	2,611	2,704	2,704

Financial liabilities:
Deposits	681,554	684,508	694,781	698,199
Securities sold under agreements to repurchase	36,680	36,680	38,107	38,107
Other borrowed funds	24,712	24,385	27,743	26,968
Subordinated debentures	13,500	11,524	13,500	11,507
Accrued interest payable	2,493	2,493	2,600	2,600

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
June 30, 2011
U.S. Treasury securities	$22,554	$12	$	----	$22,566
U.S. Government sponsored entity securities	5,504	139		----	5,643
Agency mortgage-backed securities, residential	71,151	1,343		----	72,494
Total securities	$99,209	$1,494	$	----	$100,703

December 31, 2010
U.S. Treasury securities	$17,081	$6		$(8)	$17,079
U.S. Government sponsored entity securities	7,513	230		(12)	7,731
Agency mortgage-backed securities, residential	60,916	383		(270)	61,029
Total securities	$85,510	$619		$(290)	$85,839

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2011
Obligations of states and political subdivisions	$21,319	$270	$(673)	$20,916
Agency mortgage-backed securities, residential	26	----	(1)	25
Total securities	$21,345	$270	$(674)	$20,941

December 31, 2010
Obligations of states and political subdivisions	$22,149	$130	$(1,109)	$21,170
Agency mortgage-backed securities, residential	29	----	(1)	28
Total securities	$22,178	$130	$(1,110)	$21,198

The amortized cost and estimated fair value of the investment securities portfolio at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$26,551	$26,703	$556	$560
Due in one to five years	1,507	1,506	4,418	4,261
Due in five to ten years	----	----	7,351	7,466
Due after ten years	----	----	8,994	8,629
Agency mortgage-backed securities, residential	71,151	72,494	26	25
Total debt securities	$99,209	$100,703	$21,345	$20,941

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position. There were no available for sale securities with unrealized losses at June 30, 2011:

	Less Than 12 Months		12 Months or More		Total
June 30, 2011	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$3,321	$(242)	$1,454	$(431)	$4,775	$(673)
Agency mortgage-backed
securities, residential	----	----	18	(1)	18	(1)
Total held to maturity	$3,321	$(242)	$1,472	$(432)	$4,793	$(674)

Less Than 12 Months	12 Months or More	Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$9,041	$(8)	$	----	$	----	$9,041	$(8)
U.S. Government sponsored
entity securities	1,990	(12)		----		----	1,990	(12)
Agency mortgage-backed
securities, residential	27,953	(270)		----		----	27,953	(270)
Total available for sale	$38,984	$(290)	$	----	$	----	$38,984	$(290)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$7,510	$(690)	$970	$(419)	$8,480	$(1,109)
Agency mortgage-backed
securities, residential	----	----	21	(1)	21	(1)
Total held to maturity	$7,510	$(690)	$991	$(420)	$8,501	$(1,110)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2011 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2011	2010
Residential real estate	$231,664	$236,878
Commercial real estate:
Owner-occupied	149,453	149,042
Nonowner-occupied	58,920	55,989
Construction	22,235	21,591
Commercial and industrial	50,509	55,306
Consumer:
Automobile	51,445	58,271
Home equity	19,899	20,527
Other	39,245	43,718
	623,370	641,322
Less: Allowance for loan losses	6,479	9,386

Loans, net	$616,891	$631,936

The Bank originated refund anticipation loans that contributed fee income of $561 and $655 during the six months ended June 30, 2011 and June 30, 2010, respectively.  As recommended by the FDIC, the Bank ceased offering refund anticipation loans effective April 19, 2011.

Activity in the allowance for loan losses was as follows:	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Beginning balance	$8,052	$8,778	$9,386	$8,198

Loans charged off:
Residential real estate	337	268	584	524
Commercial real estate	1,932	1,037	1,972	1,037
Commercial and industrial	862	184	4,701	184
Consumer	330	527	747	1,046
Total loans charged off	3,461	2,016	8,004	2,791

Recoveries of loans:
Residential real estate	29	6	37	9
Commercial real estate	804	----	911	70
Commercial and industrial	71	1	71	25
Consumer	225	333	375	670
Total recoveries of loans	1,129	340	1,394	774

Net loan charge-offs	(2,332)	(1,676)	(6,610)	(2,017)
Provision charged to operations	759	721	3,703	1,642
Balance, end of year	$6,479	$7,823	$6,479	$7,823

As a result of management’s evaluation of the trends in the real estate market, the status of long-term, collateral dependent impaired loans and the current regulatory environment, management decided to take partial charge-offs more quickly on collateral dependent impaired loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011:

June 30, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning balance	$993	$3,141	$3,795	$1,457	$	----	$9,386
Provision for loan losses	562	1,437	1,605	99		----	3,703
Loans charged off	584	1,972	4,701	747		----	8,004
Recoveries	37	911	71	375		----	1,394
Total ending allowance balance	$1,008	$3,517	$770	$1,184	$	----	$6,479

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.  The difference in the unpaid principal balance and recorded investment of the Company’s loans was not materially different at year-end 2010.

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

June 30, 2011	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$424	$	----	$	----	$424
Collectively evaluated for impairment		1,008	3,093		770		1,184	6,055
Total ending allowance balance		$1,008	$3,517		$770		$1,184	$6,479

Loans:
Loans individually evaluated for impairment		$764	$11,675		$3,139	$	----	$15,578
Loans collectively evaluated for impairment		230,900	218,933		47,370		110,589	607,792
Total ending loans balance		$231,664	$230,608		$50,509		$110,589	$623,370

December 31, 2010	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$1,698	$3,407	$	----	$5,230
Collectively evaluated for impairment	868	1,443	388		1,457	4,156
Total ending allowance balance	$993	$3,141	$3,795		$1,457	$9,386

Loans:
Loans individually evaluated for impairment	$1,784	$13,460	$7,862	$	----	$23,106
Loans collectively evaluated for impairment	235,094	213,162	47,444		122,516	618,216
Total ending loans balance	$236,878	$226,622	$55,306		$122,516	$641,322

Information regarding impaired loans is as follows:	June 30, 2011	December 31, 2010

Loans with no allocated allowance for loan losses	$13,156	$7,884
Loans with allocated allowance for loan losses	2,422	15,222
Total impaired loans	$15,578	$23,106

Amount of the allowance for loan losses allocated	$424	$5,230

Average of individually impaired loans during year	$17,823	$24,589

Average impaired loans during the six months ended June 30, 2011 and 2010 were $17,823 and $18,346, respectively.  Average impaired loans for the three months ended June 30, 2011 and 2010 were $18,513 and $21,816, respectively.  Interest recognized on impaired loans during the six months ended June 30, 2011 and 2010 were $568 and $168, respectively.  Interest recognized on impaired loans during the three months ended June 30, 2011 and 2010 were $223 and $84, respectively.  Accrual basis income was not materially different from cash basis income for the periods presented.

The following table presents loans individually evaluated for impairment by class of loans:

June 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$826	$764	$	----	$773	$9	$3
Commercial real estate:
Owner-occupied	7,713	7,008		----	7,309	239	232
Nonowner-occupied	1,696	1,565		----	1,653	39	36
Construction	679	679		----	679	19	17
Commercial and industrial	7,257	3,139		----	4,986	192	159
Consumer:
Automobile	----	----		----	----	----	----
Home equity	----	----		----	----	----	----
Other	----	----		----	----	----	----
With an allowance recorded:
Residential real estate	----	----		----	----	----	----
Commercial real estate:
Owner-occupied	----	----		----	----	----	----
Nonowner-occupied	2,423	2,423		424	2,423	70	60
Construction	----	----		----	----	----	----
Commercial and industrial	----	----		----	----	----	----
Consumer:
Automobile	----	----		----	----	----	----
Home equity	----	----		----	----	----	----
Other	----	----		----	----	----	----
Total	$20,594	$15,578		$424	$17,823	$568	$507

December 31, 2010	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,244	$	----
Commercial real estate:
Owner-occupied	4,234		----
Nonowner-occupied	992		----
Construction	743		----
Commercial and industrial	671		----
Consumer:
Automobile	----		----
Home equity	----		----
Other	----		----
With an allowance recorded:
Residential real estate	540		125
Commercial real estate:
Owner-occupied	4,731		1,125
Nonowner-occupied	2,760		573
Construction	----		----
Commercial and industrial	7,191		3,407
Consumer:
Automobile	----		----
Home equity	----		----
Other	----		----
Total	$23,106		$5,230

Nonaccrual loans and loans past due 90 days or more and still accruing were as follows:

	June 30, 2011	December 31, 2010

Loans past due 90 days or more and still accruing	$1,315	$1,714
Nonaccrual loans	$4,489	$3,295

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

June 30, 2011	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$1,131	$2,797
Commercial real estate:
Owner-occupied	13	1,577
Nonowner-occupied	86	----
Construction	----	----
Commercial and industrial	----	----
Consumer:
Automobile	46	----
Home equity	----	115
Other	39	----
Total	$1,315	$4,489

December 31, 2010	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$1,487	$2,200
Commercial real estate:
Owner-occupied	----	428
Nonowner-occupied	----	432
Construction	----	----
Commercial and industrial	----	----
Consumer:
Automobile	114	100
Home equity	43	104
Other	70	31
Total	$1,714	$3,295

The following table presents the aging of the recorded investment of past due loans by class of loans:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,199	$1,432	$3,834	$8,465	$223,199	$231,664
Commercial real estate:
Owner-occupied	631	----	1,590	2,221	147,232	149,453
Nonowner-occupied	364	----	86	450	58,470	58,920
Construction	----	----	----	----	22,235	22,235
Commercial and industrial	54	38	----	92	50,417	50,509
Consumer:
Automobile	693	140	46	879	50,566	51,445
Home equity	37	46	115	198	19,701	19,899
Other	419	105	39	563	38,682	39,245
Total	$5,397	$1,761	$5,710	$12,868	$610,502	$623,370

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,731	$1,951	$3,448	$10,130	$226,748	$236,878
Commercial real estate:
Owner-occupied	1,564	17	428	2,009	147,033	149,042
Nonowner-occupied	87	----	432	519	55,470	55,989
Construction	----	----	----	----	21,591	21,591
Commercial and industrial	15	----	----	15	55,291	55,306
Consumer:
Automobile	1,010	342	213	1,565	56,706	58,271
Home equity	78	50	147	275	20,252	20,527
Other	793	238	101	1,132	42,586	43,718
Total	$8,278	$2,598	$4,769	$15,645	$625,677	$641,322

Troubled Debt Restructurings:

The Company has $12,306 and $16,814 in loans classified as TDR’s, with specific reserve allocations of $424 and $3,791 as of June 30, 2011 and December 31, 2010, respectively.  The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s at June 30, 2011 and December 31, 2010.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 10. The Company analyzes loans individually with a higher credit risk rating and groups these loans into a category called "classified" assets. The Company considers its classified assets to be loans that are graded 9 through 10 and generally have outstanding balances greater than $200. Loans graded a 9 or 10 that have outstanding balances of less than $200 may be included in the classified asset category if 1) a portion of the loan balance has been specifically allocated to the allowance for loan losses, or 2) the aggregate borrowings of the customer meet or exceed $200. While the Company uses these criteria for evaluating and establishing its higher risk, classified asset category, loans that do not meet these criteria may still be included as classified assets based on other subjective factors that indicate a concern over the borrower's ability to repay the loan. The Company's risk categories are reviewed annually on loans that have aggregate borrowing amounts that meet or exceed $500.

The Company uses the following definitions for its classified loan risk ratings:

Substandard (Loan Grade 9). Loans classified as substandard represent very high risk, serious delinquency, nonaccrual, or unacceptable credit. Repayment through the primary source of repayment is in jeopardy due to the existence of one or more well defined weaknesses and the collateral pledged may inadequately protect collection of the loans. Loss of principal is not likely if weaknesses are corrected, although financial statements normally reveal significant weakness. Loans are still considered collectible, although loss of principal is more likely than with special mention loan grade 8 loans. Collateral liquidation is considered likely to satisfy debt.

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

Classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 8 (Special Mention). All commercial loans are categorized into a risk category either at the time of origination or re-evaluation date. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

June 30, 2011	Pass	Classified	Total
Commercial real estate:
Owner-occupied	$132,672	$16,781	$149,453
Nonowner-occupied	49,888	9,032	58,920
Construction	14,776	7,459	22,235
Commercial and industrial	38,243	12,266	50,509
Total	$235,579	$45,538	$281,117

December 31, 2010	Pass	Classified	Total
Commercial real estate:
Owner-occupied	$138,490	$10,552	$149,042
Nonowner-occupied	50,119	5,870	55,989
Construction	15,550	6,041	21,591
Commercial and industrial	43,668	11,638	55,306
Total	$247,827	$34,101	$281,928

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on payment activity as of June 30, 2011 and December 31, 2010:

June 30, 2011	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$51,399	$19,784	$39,206	$227,736	$338,125
Nonperforming	46	115	39	3,928	4,128
Total	$51,445	$19,899	$39,245	$231,664	$342,253

December 31, 2010	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$58,057	$20,380	$43,617	$233,191	$355,245
Nonperforming	214	147	101	3,687	4,149
Total	$58,271	$20,527	$43,718	$236,878	$359,394

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.80% of total loans were unsecured at June 30, 2011, down from 3.93% at December 31, 2010.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2011, the contract amounts of these instruments totaled approximately $63,647, compared to $53,947 at December 31, 2010.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2011 and December 31, 2010 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

June 30, 2011	$20,003	$4,215	$494	$24,712
December 31, 2010	$23,406	$3,835	$502	$27,743

Pursuant to collateral agreements with the FHLB, advances are secured by $236,205 in qualifying mortgage loans, $102,171 in commercial loans and $6,281 in FHLB stock at June 30, 2011.  Fixed-rate FHLB advances of $20,003 mature through 2033 and have interest rates ranging from 1.79% to 3.91% and a year-to-date weighted average cost of 2.59%.  There were no variable-rate FHLB borrowings at June 30, 2011.

At June 30, 2011, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at June 30, 2011.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $174,966 at June 30, 2011.  Of this maximum borrowing capacity of $174,966, the Company had $117,963 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.50% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At June 30, 2011, there were $400 in promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at June 30, 2011 and December 31, 2010.  Various investment securities from the Bank used to collateralize FRB notes totaled $725 at June 30, 2011 and $1,270 at December 31, 2010.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $37,000 at June 30, 2011 and $33,450 at December 31, 2010.

Scheduled principal payments as of June 30, 2011:

	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

2011	$4,210	$1,774	$494	$6,478
2012	1,401	1,296	----	2,697
2013	3,773	----	----	3,773
2014	3,663	1,145	----	4,808
2015	1,066	----	----	1,066
Thereafter	5,890	----	----	5,890
	$20,003	$4,215	$494	$24,712

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.6% and 91.8% of total consolidated revenues for the years ended June 30, 2011 and 2010, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$7,550	$604	$8,154
Provision expense	$822	$(63)	$759
Tax expense	$459	$87	$546
Net income	$1,384	$171	$1,555
Assets	$825,051	$13,239	$838,290

	Three Months Ended June 30, 2010

	Banking	Consumer Finance	Total Company

Net interest income	$7,562	$616	$8,178
Provision expense	$695	$26	$721
Tax expense	$448	$86	$534
Net income	$1,301	$170	$1,471
Assets	$809,493	$14,201	$823,694

	Six Months Ended June 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$15,551	$1,806	$17,357
Provision expense	$3,645	$58	$3,703
Tax expense	$867	$466	$1,333
Net income	$2,676	$912	$3,588
Assets	$825,051	$13,239	$838,290

	Six Months Ended June 30, 2010

	Banking	Consumer Finance	Total Company

Net interest income	$15,126	$1,661	$16,787
Provision expense	$1,520	$122	$1,642
Tax expense	$972	$328	$1,300
Net income	$2,734	$643	$3,377
Assets	$809,493	$14,201	$823,694

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within central and southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions which facilitates the payment of tax refunds through a third-party tax software provider.  The Bank has facilitated the payment of these tax refunds through two products:  1) refund anticipation loans (“RALs”) and 2) electronic refund check/deposit (“ERC/ERD”) transactions.  RALs are short-term cash advances against a customer's anticipated income tax refund.  ERC/ERD transactions involve the issuing of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  Both products have been originated primarily during the tax refund loan season, typically during the first quarter of each year.  The Bank ceased offering RALs effective April 19, 2011, although it still provides ERC/ERD transactions.

Loan Central engages in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services during the first quarter of 2011.  Ohio Valley Financial Services is an insurance agency that facilitates the receipts of insurance commissions.

For the three months ended June 30, 2011, net income increased by $84, or 5.7%, to finish at $1,555, compared to the same period in 2010.  Earnings per share for the second quarter of 2011 also increased by $.02, or 5.4%, to finish at $.39 per share, compared to the same period in 2010.  For the six months ended June 30, 2011, net income increased by $211, or 6.2%, to finish at $3,588, compared to the same period in 2010.  Earnings per share for the first six months of 2011 also increased by $.05, or 5.9%, to finish at $.90 per share compared to the same period in 2010.  The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both increased to 0.81% and 10.49% at June 30, 2011, as compared to 0.80% and 10.15%, respectively, at June 30, 2010.

The largest contributor to the Company’s higher 2011 second quarter and year-to-date net income was growth in noninterest income resulting from significant increases in ERC/ERD fee income.  During the three and six months ended June 30, 2011, the Company saw its ERC/ERD fees increase by $138 and $1,762, respectively, as compared to the same periods in 2010, due to the significant growth in transaction volume of processing tax refund payments.  Further contributing to increased earnings was continued growth in the Company’s net interest income, primarily within the first quarter of 2011.  While the Company’s net interest income during the second quarter of 2011 finished below the previous year’s second quarter by 0.3%, its net interest income has continued to exceed 2010’s year-to-date results by $570, or 3.4%.  The sustained low-rate environment continues to have an impact in lowering funding costs, as well as causing management to emphasize growing lower-costing, core deposit relationship balances.  As a result, interest expense decreased $758 during the second quarter of 2011 and $1,555 during the six months ended June 30, 2011, as compared to the same periods in 2010.  This cost savings effect completely offset the decreases in interest income of $782 during the second quarter of 2011 and $985 during the six months ended June 30, 2011, as compared to the same periods in 2010.

Partially offsetting the positive contributions from ERC/ERD fees and net interest income was an increase in provision for loan loss expense of $38 during the second quarter of 2011 and $2,061 during the six months ended June 30, 2011, as compared to the same periods in 2010.  This increase was largely the result of higher net charge-offs taken on certain impaired loans during the first half of 2011 as compared to the first half of 2010.  While the majority of these net charge-offs were taken on specific reserves for which allocations had already been made within the allowance for loan losses, these charge-offs did contribute significantly to higher general allocations associated with the rising average historical loan loss factor.  During this time, the Company’s annualized ratio of net charge-offs to average loans increased to 2.07% during the first half of 2011 from 0.61% during the first half of 2010.  A large portion of these higher net charge-offs during 2011 was related to $3,839 in partial charge-offs taken on one impaired commercial loan relationship during the first quarter of 2011.  While $2,906 had already been allocated within the allowance for loan losses for this charge-off, an additional impairment charge to provision expense of $933 was recognized due to a continued deterioration of collateral values.  In addition, the higher charge-offs associated with this commercial relationship contributed to an increase in the general allocations associated with the average historical loan loss factor within the allowance for loan losses.

The consolidated total assets of the Company decreased $13,224, or 1.6%, during the first half of 2011 as compared to year-end 2010, to finish at $838,290.  This change in assets was due to a decrease in the Company’s earning assets of $17,358 from year-end 2010, mostly from lower loans and interest-bearing deposits with bank balances.  Interest-bearing deposits with banks decreased $13,437 from year-end 2010.    Interest-bearing deposits with banks largely consist of short-term investments in the Company’s Federal Reserve Bank clearing account.  During the first quarter of 2011, the Company experienced a significant increase in tax refund volume related to its ERC/ERD business.  These short-term tax refunds, facilitated through several of the Company’s noninterest-bearing checking accounts, were invested within its Federal Reserve Bank clearing account, which was up 48.2% during 2011’s first quarter as compared to year-end 2010.  As the tax season ended during the second quarter of 2011, the remaining short-term tax refund deposits were disbursed out of the Federal Reserve Bank clearing account.  A portion of the retained excess funds were used to fund short- and long-term investment security purchases as well as to satisfy increased maturities within the Company’s time deposit portfolio, particularly certificates of deposit (“CD’s”).  Although the Company’s Federal Reserve Clearing account balances have decreased since year-end 2010, this change will enhance the net interest margin as these balances with the Federal Reserve only earn 0.25%.  Partially offsetting these decreases were asset growth contributions from the Company’s investment securities, which were up 13.0% from year-end 2010.  As mentioned, the Company invested a portion of its excess funds into short-term U.S. Treasury and long-term U.S. Government agency (“Agency”) mortgage-backed securities during the first half of 2011, which increased $5,487 and $11,462, respectively, from year-end 2010.

The Company continues to place more emphasis on growing its core deposit sources, such as noninterest-bearing demand accounts as well as interest-bearing NOW, money market and savings account balances.  This emphasis has contributed to a larger balance shift away from its non-core deposit sources such as retail and wholesale time deposits.  As a result, during the first half of 2011, the Company experienced a $25,804 decrease in its time deposit balances from year-end 2010.  The Company also experienced a decrease in its interest-bearing deposit balances, which were down $3,593 from year-end 2010.  The Company was able to benefit from growth in its core noninterest-bearing deposit liabilities, which increased $16,170 from year-end 2010.  The majority of this growth came from the excess funds retained from the ERC/ERD transactions that had processed during the tax season of 2011.

Comparison of
Financial Condition
at June 30, 2011 and December 31, 2010

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2011 compared to December 31, 2010.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, interest- and non-interest bearing balances due from banks and federal funds sold.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At June 30, 2011, cash and cash equivalents had decreased $11,785, or 19.7%, to $47,966 as compared to $59,751 at December 31, 2010.  The decrease in cash and cash equivalents was largely affected by the Company’s decrease in interest-bearing Federal Reserve Bank clearing account balances.  While loan demand remains challenged, the Company continues to utilize primarily its interest-bearing Federal Reserve Bank clearing account to manage its excess funds during periods of significant liquidity.  Heading into 2011, the Company saw its deposit liabilities, both interest- and noninterest-bearing, increase $22,259, or 3.3%, during the second half of 2010, which contributed to the Company’s excess fund levels.  In addition, the Company will generally experience higher levels of excess funds during the first quarter than any other part of the year due to increased tax refund deposits from its RAL and ERC/ERD tax business.  Liquidity levels normalize during the second quarter as these short-term tax refund deposits are fully disbursed from its Federal Reserve Bank clearing account, with retained excess deposits being reinvested into other short- or long-term assets, if the opportunities exist.  As a result, during the first half of 2011, the Company saw its Federal Reserve Bank clearing account balance decrease $13,437, or 26.5%, from year-end 2010.  A portion of the excess funds evident during the first quarter of 2011 was used to fund both short- and long-term investment security purchases, which are up 13.0% from year-end 2010.  The excess funds were also used to fund continued maturities of retail and wholesale CD’s, which are down 8.3% from year-end 2010, as part of the Company’s preference towards growing core deposit balances.  The interest rate paid on both the required and excess reserve balances of the Company’s Federal Reserve Bank clearing account is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company’s focus will be to continue to re-invest these liquid funds back into longer-term, higher yielding assets, such as loans and investment securities, during 2011 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

The balance of total securities increased $14,031, or 13.0%, as compared to year-end 2010.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions.  During the first half of 2011, the Company experienced a significant increase in excess funds from core deposit liability growth during the second half of 2010 and tax refund deposits during the first quarter of 2011.  With loan demand remaining challenged, the Company invested a portion of its excess funds into new long-term Agency mortgage-backed securities, which increased $11,462, or 18.8%, and short-term U.S. Treasury securities with maturities less than one year and interest rate yields of 1.0% or less, which increased $5,487, or 32.1%, from year-end 2010.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances on a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $9,550 from January 1, 2011 through June 30, 2011.

In addition to helping achieve diversification within the Company’s securities portfolio, U.S. Treasury and GSE securities have also been used to satisfy pledging requirements for repurchase agreements.  At June 30, 2011, the Company’s repurchase agreements decreased 3.7%, lowering the need to secure these balances.  For the remainder of 2011, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first six months of 2011, total loan balances decreased from year-end 2010 by $17,952, or 2.8%.  Lower loan balances were mostly influenced by total consumer loans, which were down $11,927, or 9.7%, from year-end 2010 to total $110,589.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $6,826, or 11.7%, from year-end 2010.  The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 46.5% of total consumer loans at June 30, 2011.  In recent years, growing economic factors have weakened the economy and has limited consumer spending.  During this time of economic challenge, the Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure.  The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment.  The decreasing trend of auto loan balances should continue during the remainder of 2011, as the larger institutions and captive finance companies will continue to aggressively compete for a larger share of the market.

The remaining consumer loan products were collectively down $5,101, or 7.9%, which included general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.  Management will continue to place more emphasis on other loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Generating residential real estate loans remains a key focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  During the first six months of 2011, total residential real estate loan balances decreased $5,214, or 2.2%, from year-end 2010 to total $231,664.  The decrease was mostly from the Company’s 15-, 20- and 30-year fixed-rate loans, which were down $4,269, or 2.4%, from year-end 2010.  Long-term interest rates continue to remain at historic low levels.  In recent years, the Company has experienced periods of increased refinancing demand for long-term, fixed-rate real estate loans, particularly during the first half of 2009 and the second half of 2010, as a result of the historic low rates.  Management has determined that originating long-term, fixed-rate real estate loans at such low rates would present an unacceptable level of interest rate risk.  Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its fixed-rate mortgages to the secondary market. During these heavy periods of increased refinancing in 2009 and 2010, consumers were able to take advantage of low rates and reduce their monthly costs.  During the first six months of 2011, refinancing volume has been relatively stable, with 34 loans sold totaling $3,572 as compared to 36 loans sold totaling $4,275 during the first six months of 2010.  This secondary market emphasis also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $1,335, or 5.5%, from year-end 2010.  The remaining real estate loan portfolio balances increased $390 primarily from the Company’s other variable-rate products.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.  The Company will continue to follow this secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

The Company’s commercial loans were also down $811, or 0.3%, from year-end 2010.  Commercial loans include both commercial real estate and commercial and industrial loans.  Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.  Commercial real estate, the Company’s largest segment of commercial loans, increased $3,986, or 1.8%, from year-end 2010.  This segment of loans consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate benefited most from its nonowner-occupied portfolio during the first six months 2011, which increased $2,931, or 5.2%, from year-end 2010.  A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Nonowner-occupied loans of the Company include loans secured by apartment buildings, condominiums, hotels and motels.

Offsetting commercial real estate loan growth was a decrease in the Company’s commercial and industrial loan portfolio, which was down $4,797, or 8.7%, from year-end 2010.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The total commercial loan portfolio, including participation loans, consists primarily of rental property loans (24.7% of portfolio), medical industry loans (9.9% of portfolio), hotel and motel loans (7.0% of portfolio) and land development loans (6.9% of portfolio).  During the first six months of 2011, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson, Pike and Franklin counties of Ohio, which accounted for 35.7% of total originations.  The growing West Virginia markets accounted for 54.1% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company and normal underwriting considerations.

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

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses quarterly based on several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of probable incurred losses.  Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks.  Actual losses on loans are reflected as reductions in the reserve and are referred to as charge-offs.  The amount of the provision for loan losses charged to operating expenses is the amount necessary, in management's opinion, to maintain the allowance for loan losses at an adequate level that is reflective of probable and inherent loss.  The allowance required is primarily a function of the relative quality of the loans in the loan portfolio, the mix of loans in the portfolio and the rate of growth of outstanding loans.  Impaired loans, which include loans classified as troubled debt restructurings (“TDR’s”), are considered in the determination of the overall adequacy of the allowance for loan losses.

The continued struggles of our U.S. economy are having a direct impact on the Company’s borrowers, as they continue to experience financial difficulties and liquidity strains.  The Company is faced with the ongoing decision of whether to foreclose on these troubled loans and take possession of the collateral or to work with the borrower to modify the original terms of the loan.  A successful loan modification not only avoids costly foreclosure proceedings but, more importantly, could result in the full repayment of the loan principal amount.  The Company continues to monitor and make loan modifications to certain troubled loans that would ease payment pressures on the borrower.  Most generally, the modification “period” of the original terms of the loan is only temporary (i.e. 12 months), after which the loan would resume under the original contractual terms of the loan.  GAAP and regulatory guidance identifies certain loan modifications that would be classified as TDR’s, which, in general, is when a bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider.  One such qualification would be if the bank modified the original terms of the loan for the remaining original life of the debt.  Modifications of the original terms would include temporarily adjusting the contractual interest rate of the loan or converting the payment method from principal and interest amortization payments to interest-only for a temporary period of time.

During the first six months of 2011, the Company’s allowance for loan losses decreased $2,907 to finish at $6,479, as compared to $9,386 at year-end 2010.  This decrease in reserves was largely due to the partial charge-offs of various commercial and residential real estate loans classified as impaired and TDR’s.  As a result of management’s evaluation of the trends in the real estate market, the status of long-term, collateral dependent impaired loans and the current regulatory environment, management decided to take partial charge-offs more quickly on collateral dependent impaired loans.  This contributed to $4,278 in total net charge-offs recorded during the first quarter of 2011 and $2,332 in total net charge-offs recorded during the second quarter of 2011.  As a result, total net charge-offs during the six months ended June 30, 2011 totaled $6,610, an increase from $2,017 in net charge-offs recorded during the six months ended June 30, 2010.

Net charge-offs during the second quarter were largely recorded on various collateral-based impaired loans during the month of June, using reserves that had previously been allocated for within the allowance for loan losses.  This action came after further cash flow analysis by management and additional feedback from regulators.  In the near term, management expects to timely charge off specific reserves on collateral dependent loans.  The net charge-off totals during the first quarter of 2011 were mostly from two commercial TDR loans with one borrower, for which a $3,839 partial charge-off was recorded due to declining asset values.  Of this $3,839 in TDR loan charge-offs, approximately $2,906 had been previously allocated within the allowance for loan losses causing no additional provision expense to be charged.  This previous allocation of the allowance for loan losses was the result of GAAP and regulatory guidance, which requires the Company to perform impairment analysis of the asset values on collateral-based loans defined as TDR’s.  This impairment analysis from prior periods resulted in specific allocation increases to the allowance for loan losses and corresponding increases to provision for loan losses expense.  Yet, during the first quarter of 2011, a current impairment analysis revealed further deterioration in the collateral values associated with both commercial loans. As a result, it was determined an additional $933 in provision expense was necessary to account for this impairment.  Although both commercial loans, now totaling $2,756, are considered impaired, each loan is current according to their modified terms, still accruing interest and not past due.  Therefore, these loan balances are not included as part of the Company’s total nonperforming loan balances at June 30, 2011 and December 31, 2010.  The Company will continue to perform the required impairment analysis on both commercial loans and make adjustments to the allowance for loan losses as necessary.

As a result of the previously mentioned TDR loan charge-offs during the first quarter of 2011, as well as other charge-offs taken during the second quarter of 2011 on various collateral dependent impaired loans, the specific reserve allocations on TDR and impaired loans decreased $3,367 and $1,439, respectively, from December 31, 2010 to June 30, 2011. There are no loans that are collateral-dependent that have a specific allocation at June 30, 2011.  Given that a majority of these loan losses had been previously identified and specifically allocated for in periods prior to 2011, increases in provision expense were not required.  However, these TDR and impaired loan charge-offs had an immediate impact on the Company’s general allocations related to the historical loan loss factor.  This general allocation evaluates the average historical loan losses over the past 36 months and requires general allocations of the allowance for loan losses to be recorded as average loan losses increase.  During the first six months of 2011, the Company’s annualized ratio of net charge-offs to average loans grew to 2.07%  as compared to 0.61% during the first six months of 2010.  This had an immediate impact on the overall increase to the Company’s general charge-off allocation, which increased $1,448 from year-end 2010, primarily within the commercial real estate and commercial and industrial loan portfolios.  Further affecting increases to the general allocations within the allowance for loan losses were the Company’s economic risk factor and classified asset allocations, which collectively increased $451 from December 31, 2010 to June 30, 2011.

The Company’s impaired loans decreased $7,528 from year-end 2010 in large part due to the commercial and residential real estate loan charge-offs previously mentioned.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.  This was the case with the previously mentioned commercial loans that were partially charged-off during the first quarter of 2011.

The Company has been successful in maintaining an acceptable level of nonperforming loans to total loans, finishing at 0.93% at June 30, 2011 as compared to 0.78% at December 31, 2010.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $5,804 at June 30, 2011, compared to $5,009 at year-end 2010.  As a result, there was minimal impact to specific allocations and corresponding provision expenses for the portfolio risks and credit deterioration of these nonperforming credits.  The Company’s nonperforming assets (which includes nonperforming loans and other real estate owned) to total assets ratio was 1.21% at June 30, 2011 as compared to 1.11% at December 31, 2010.  Approximately 41.6% of nonperforming assets is related to two loans with one commercial borrower totaling $4,214 that was transferred into OREO during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at June 30, 2011 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

As a result of the specific reserve allocations used in the partial charge-offs of both TDR and impaired loans during the first half of 2011, the ratio of the allowance for loan losses to total loans decreased to 1.04% at June 30, 2011, compared to 1.46% at December 31, 2010.  Yet, because of the increase in net charge-offs, the Company has seen its general allocations within the allowance for loan losses strengthen, with its general allocations to total loans increasing from 0.65% at December 31, 2010 to 0.97% at June 30, 2011.  Management believes that the allowance for loan losses at June 30, 2011 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet

CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits decreased $13,227, or 1.9%, to finish at $681,554 at June 30, 2011, resulting mostly from a net decrease in the Company’s time deposit balances due to increased maturity runoff of CD’s.  This change in time deposits from year-end 2010 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.  Core relationship deposits are considered by management as a primary source of the Bank’s liquidity.  The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank.  The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in NOW and savings accounts at June 30, 2011 than at December 31, 2010, while a lesser portion has resulted in brokered and retail time deposits at June 30, 2011 than at December 31, 2010.  Furthermore, the Company’s core noninterest-bearing demand accounts increased from year-end 2010.

Deposit decreases from year-end 2010 came mostly from the Company’s time deposits.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 44.5% of total deposits December 31, 2010.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  As a result, time deposits represented 41.6% of total deposits at June 30, 2011.  During the first half of 2011, time deposits decreased $25,804, or 8.3%, from year-end 2010.  With loan balances down 2.8% from year-end 2010, the Company has not needed to employ aggressive funding measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels from 2009 and 2010, the Company has seen the cost of its retail CD balances continue to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $14,135 from year-end 2010.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $11,669 from year-end 2010.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

While the Company’s preference is to grow core deposit balances to establish more solid customer relationships and fund earning assets, these balances have decreased $3,593, or 1.2%, from year-end 2010.  The decrease was impacted most from interest-bearing NOW account balances, which decreased $7,310, or 7.2%, during the six months ended June 30, 2011, as compared to year-end 2010.  This decrease was largely driven by public fund balances related to local city and county school construction projects within Gallia County, Ohio.  While the Company feels confident in the relationships it has with its public fund customers, these balances will continue to experience “larger” fluctuations than other deposit account relationships due to the nature of the account activity.  Larger public fund balance fluctuations are, at times, seasonal and can be predicted while most other large fluctuations are outside of management’s control.  The Company values these public fund relationships it has secured and will continue to market and service these accounts to maintain its long-term relationship.

Further decreases in the Company’s core deposit balances came from money market accounts, which were down $756, or 0.5%, from year-end 2010.  The decrease came largely from the Company’s Market Watch product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.  Most recently, the Company had offered a special six-month introductory rate offer of 2.00% APY during 2010’s third quarter for new Market Watch accounts.  This special offer was well received by the Bank’s customers and contributed to elevating money market balances during the second half of 2010.  As the promotion ended in the first quarter of 2011 and the interest rate adjusted down to a current market rate, the Company has experienced a decrease in Market Watch balances, which were down $658, or 0.5%, from year-end 2010.

Partially offsetting the decreases in time deposits and money market accounts were the Company’s savings account balances, which increased $4,473, or 10.5%, from year-end 2010, coming primarily from its statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate have become close enough for the customer to invest their balances into a more liquid product such as a statement savings account.

Further offsetting the decline in interest-bearing deposits was growth in the Company’s interest-free funding source, noninterest-bearing demand deposits, which increased $16,170, or 17.6%, from year-end 2010.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first half of 2011.  The Company is one of a few institutions that participate with a tax software provider that deals in RAL loans and the processing of ERC/ERD items.  During 2011, this software provider was successful in increasing the number of tax preparers that utilize their software, which contributed to the significant volume increase from year-end 2010.  These seasonal business checking accounts should continue to normalize during the remainder of 2011.

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

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $1,427, or 3.7%, from year-end 2010.  This decrease was mostly due to seasonal fluctuations of one commercial relationship during the first six months of 2011.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs.  Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes.  During the first six months of 2011, other borrowed funds were down $3,031, or 10.9%, from year-end 2010.  While net loan demand continues to be on a declining pace during 2011, management used the deposit proceeds from the first quarter’s seasonal tax activity to repay FHLB borrowings.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors.  Total shareholders' equity at June 30, 2011 of $70,805 was up $2,677, or 3.9%, as compared to the balance of $68,128 at December 31, 2010.  Contributing most to this increase was year-to-date net income of $3,588, partially offset by cash dividends paid of $1,680, or $.42 per share, year-to-date.  The Company had treasury stock totaling $15,712 at June 30, 2011, unchanged from year-end 2010.

Comparison of Results of Operations
For the Three and Six Months
Ended June 30, 2011 and  2010

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months and six months ended June 30, 2011 compared to the same periods in 2010. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the second quarter of 2011, net interest income decreased $24, or 0.3%, as compared to the second quarter of 2010.  However, the Company’s net interest income during the six months ended June 30, 2011 continued to exceed the previous year, increasing $570, or 3.4%, over the first six months of 2010.  The year-to-date increase was largely due to continued lower funding costs impacted by a low interest rate environment combined with higher average earning asset growth of 6.3% as compared to the first half of 2010.  Average earning asset growth came primarily from the Company’s deposit balances held with the Federal Reserve Bank.

Total interest income decreased $782, or 6.7%, during the second quarter of 2011, and decreased $985, or 4.1%, during the first six months of 2011, as compared to the same periods in 2010.  This drop in interest earnings was largely due to a decrease in average loan balances, which decreased $21,858, or 3.3%, when comparing average balances during the first half of 2011 to the first half of 2010.  This decrease in average loans came mostly from its consumer loan portfolio, particularly with auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.  This decrease in loans has contributed to a $469, or 15.9%, decrease in consumer interest and fee revenue during the second quarter of 2011 and a $595, or 9.4%, decrease in consumer interest and fee revenue during the six months ended June 30, 2011, as compared to the same periods in 2010.  The Company also experienced average loan decreases in its residential real estate loan portfolio, which has been largely impacted by management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $196, or 5.0%, decrease in real estate interest and fee income during the second quarter of 2011, and a $399, or 5.1%, decrease in real estate interest and fee income during the six months ended June 30, 2011, as compared to the same periods in 2010.

Included in consumer loan interest income were fees associated with the Company’s RAL tax loan originations.  The Company’s participation with a third-party tax software provider has given the Bank the opportunity to make RALs during the tax refund loan season, typically from January through March.  RALs are short-term cash advances against a customer's anticipated income tax refund.  During the first half of 2011, the Company recognized $561 in RAL fees, compared to $655 during the first half of 2010, a decrease of $94, or 14.4%.  The majority of this decrease occurred in the second quarter activity, as the Company had much lower levels of excess RAL reserves in the second quarter of 2011 compared to the same quarter in 2010.

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

On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RAL loans through third parties following the completion of the current tax filing season of 2011.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the "IRS") to cease providing debt indicator information.  In response to the FDIC's expressions of concern, on February 8, 2011, the Bank discontinued offering RALs through unrelated third-party vendors after April 19, 2011.  Thus, the Bank’s termination of this product will negatively affect the Company’s results of operations in 2012.  The FDIC's concern and recommendation does not affect the Bank's offering of other tax refund products, such as ERC’s and ERD’s.  The Bank will, therefore, continue offering ERC’s and ERD’s.  Furthermore, the FDIC’s recommendation does not affect the offerings of RALs by Loan Central.  Although the Bank has not fully determined what the effects of exiting the RAL business might have on its ERC/ERD business in 2012, it does anticipate competitive pressures on pricing that could have a negative effect on earnings from future ERC/ERD transactions.

Further contributing to lower interest and dividend income during the quarterly and year-to-date periods ended June 30, 2011 was a decrease in the yields earned on average earning assets.  The average yield on earning assets decreased 58 basis points during the second quarter of 2011 to finish at 5.40%, and decreased 59 basis points during the first six months of 2011 to finish at 5.47%, as compared to the same periods in 2010.  This negative effect reflects the impact felt from higher liquidity levels and lower loan demand.  During the first six months of 2011, loan balances have continued to decline while excess funds have increased as a result of deposit growth experienced during the second half of 2010 and from an increased volume of short-term tax refund deposits during the first quarter of 2011.  The Company has invested the majority of the excess funds into its interest-bearing Federal Reserve Bank clearing account, yielding just 0.25%.  While these increases in Federal Reserve Bank balances contributed most to the Company’s 6.3% average earning asset growth during the first half of 2011, as compared to the same period in 2010, these balances also contributed most to the decrease in earning asset yields, with the majority of the Company’s earning asset growth yielding just 0.25%.  The intention of these short-term Federal Reserve Bank balances that are not related to tax refund clearing items or other seasonal deposits is to re-invest them into future loan growth or longer-term securities with higher interest rate yields to improve the net interest margin.

The Company’s total interest expense decreased $758, or 22.2%, during the second quarter of 2011, and decreased $1,555, or 22.1%, during the first six months of 2011, as compared to the same periods in 2010.  The benefits of lower interest expense are the result of lower rates paid on interest-bearing liabilities.  The Federal Reserve continues to hold the prime interest rate at 3.25%, and the target federal funds rate remains at a range from 0.0% to 0.25%.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, including public fund NOW, Gold Club and Market Watch accounts.  Interest rates on CD balances have also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates from 2008), which have lowered funding costs during the three and six-month periods ended June 30, 2011, as compared to the same periods in 2010.  The Company also continues to experience a deposit composition shift from a higher level of CD balances of a year ago, with weighted average costs of 2.2%, to a higher deposit composition of core deposit balances that include NOW, money market, and savings accounts, with weighted average costs of 0.98% at June 30, 2011.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Company’s total weighted average funding costs have decreased 49 basis points from 1.72% at June 30, 2010 to 1.23% at June 30, 2011.

During the three and six months ended June 30, 2011, the decline in asset yields exceeded the decline in funding costs.  As a result, the Company’s net interest margin has decreased 15 basis points from 4.23% to 4.08% during the second quarter of 2011, and decreased 12 basis points from 4.29% to 4.17% during the first six months of 2011, as compared to the same periods in 2010.  The higher amount of lower costing, core deposit balances of NOW, savings and noninterest-bearing demand accounts enhanced the net interest margin.  However, the significant excess funds being invested in the Company’s Federal Reserve Bank account earning just 0.25% has caused the net interest margin to compress during the three and six months ended June 30, 2011, as compared to the same periods in 2010.  Due to the excess funds created by higher seasonal tax refund processing volume during the first quarter of 2011, the Company has seen its Federal Reserve Bank short-term invested balances decrease during the second quarter of 2011.  The Company will continue to focus on re-deploying these balances into higher yielding instruments as opportunities arise.  Net interest margin will benefit if these deposits with the Federal Reserve Bank can be re-invested in loans and other longer-term, higher yielding investments.  It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under continued stress due to declining real estate values and asset impairments.  The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at their historically low levels for the rest of 2011. However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company's control.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the three and six months ended June 30, 2011, increasing $38, or 5.3%, and $2,061, or 125.5%, respectively, over the same periods in 2010. Provision expense in 2011 has increased in large part due to increases in both net charge-offs and general allocations.  During the first half of 2011, the Company’s net charge-offs totaled $6,610, an increase from the $2,017 in net charge-offs recognized during the first half of 2010. This was largely due to the partial charge-offs of various commercial and residential real estate loans classified as impaired and TDRs. Management felt these charge-offs of collateral dependent loans were necessary given the status of the economy and the customers’ continued financial weakness.  The largest of these charge-offs occurred during the first quarter of 2011, when the Company partially charged off $3,839 on two commercial loans classified as TDRs from one relationship due to a continued deterioration in collateral values.  Of this partially charged-off amount, a specific allocation of approximately $2,906 already had been reserved in the allowance for loan losses from prior impairment analysis.  A current analysis of the loans’ collateral values revealed a $933 impairment that required a corresponding increase to provision expense that was used to absorb part of the $3,839 write-down during the first quarter of 2011.

The Company continues to monitor and make loan modifications to certain TDRs that will ease payment performance pressures off of the borrower.  GAAP guidance requires an impairment analysis to be performed on loans classified as TDRs, which includes the evaluation of collateral values that could potentially reveal impairment.  For TDRs that have had existing loan terms modified, an impairment analysis would also be measured by comparing the present value of expected future cash flows discounted at the loan’s effective interest rate to the cash flows based on the original contractual terms of the loan.  The difference between the two measurements results in an impairment charge.  Any impairment deficiency resulting from either analysis method would require a specific allocation of the allowance for loan losses and a corresponding increase to provision for loan losses expense.

As a result of the previously mentioned TDR and impaired loan charge-offs, the specific allocations on TDR and impaired loans decreased $3,367 and $1,439, respectively, from December 31, 2010, which eliminated the need for a corresponding increase in provision expense.  However, the charge-offs had an immediate impact on the Company’s general allocations related to the historical loan loss factor.  This factor evaluates the average historical loan losses over the past 36 months.  As a result of the $4,593 increase in net charge-offs during the first half of 2011 as compared to the first half of 2010, the general allocation for commercial and residential real estate loans increased to $4,871 at June 30, 2011 from $2,699 at December 31, 2010, requiring an increase in provision expense during the three and six months ended June 30, 2011.  These charge-off amounts will impact the amount of the Company’s loan loss allowance for three years.

Management believes that the allowance for loan losses was adequate at June 30, 2011 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.04% of total loans at June 30, 2011, as compared to 1.46% at December 31, 2010.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

 Noninterest Income

Noninterest income for the three months ended June 30, 2011 was $1,687, an increase of $163, or 10.7%, from the same quarterly period in 2010.  Noninterest income for the six months ended June 30, 2011 was $5,346, an increase of $1,957, or 57.7%, from the same year-to-date period in 2010.  The successful growth in noninterest revenue was largely due to increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the three and six months ended June 30, 2011, the Company’s ERC/ERD fees increased by $138, or 108.7%, and $1,762, or 228.5%, respectively, as compared to the same periods in 2010.  The increase was due to a volume increase in the number of ERC/ERD transactions that were processed during the first and second quarters of 2011.  For the 2011 tax season, the tax software provider was able to expand the number of tax preparers utilizing their software, which contributed to the volume increase.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2011, with only minimal income expected during the second half of 2011.  As part of the Company’s relationship with the tax software provider, the Company has also been participating in the RAL business with fees being recorded within interest and fee income on loans.  As stated earlier, the Bank has discontinued the RAL business, but will continue offering ERC’s and ERD’s as part of its noninterest revenue business.

The Company also experienced noninterest income growth from its debit and credit interchange income, which increased $97, or 39.3%, during the second quarter of 2011, and $187, or 40.9%, during the first six months of 2011, as compared to the same periods in 2010.  The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continued to increase from a year ago.  Beginning in the second half of 2010, the Company began offering incentive-based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria.  In addition, similar incentives were introduced to the Company’s Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending.  While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company’s emphasis on growing and enhancing its customer relationships.

Further impacting higher noninterest income were lower losses in the sale of other real estate owned (“OREO”) properties.  During the first half of 2010, the Company realized $148 in OREO losses on the sale of one piece of real estate, contributing to a net loss position of $77 at June 30, 2010.  When compared to effectively no losses during the first half of 2011, it produces an increase in noninterest income of $87.  Gains on the sale of OREO were lower during the second quarter of 2011 by $29, or 85.3%, as compared to the second quarter of 2010.

The remaining noninterest income categories were down $43, or 3.9%, during the second quarter of 2011, and down $79, or 3.5%, during the first six months of 2011, as compared to the same periods in 2010.  These changes were impacted mostly by lower service charge income from a decline in overdraft fee volume as well as lower loan insurance income due to the decline in loan demand, which has limited insurance sale opportunities.

Noninterest Expense

Noninterest expense during the second quarter of 2011 increased $5, or 0.1%, as compared to the same period in 2010.  Noninterest expense during the first six months of 2011 increased $222, or 1.6%, as compared to the same period in 2010.  Contributing most to the growth in net overhead expense were higher salaries and employee benefits as well as increases in FDIC assessment expense.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $91, or 2.3%, during the second quarter of 2011, and increased $222, or 2.8%, during the first six months of 2011, as compared to the same periods in 2010.  The increases were largely due to annual merit increases, increased health insurance benefit costs, and higher salary and payroll taxes related to a higher full-time equivalent (“FTE”) employee base.  The Company’s FTE employees increased to 285 employees on staff at June 30, 2011, as compared to 282 employees at June 30, 2010.

The Company also realized increases to its FDIC assessment expense, which was up $23, or 8.8%, during the three months ended June 30, 2011, and up $91, or 17.5%, during the six months ended June 30, 2011, as compared to the same periods in 2010.  During the fourth quarter of 2009, the FDIC approved an alternative to future special assessments, which was to have all banks prepay twelve quarters worth of FDIC assessments.  On December 30, 2009, the Company prepaid its assessment in the amount of $3,567. The prepayment, which included assumptions about future deposit and assessment rate growth, was based on third quarter 2009 deposits. The prepaid amount is being amortized over the entire prepayment period.  The monthly amortization expense associated with this prepaid FDIC insurance increased going into the first quarter of 2011 in relation to growing deposit and assessment assumptions.  Effective April 1, 2011, the assessment base for deposit insurance premiums has changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules have changed.  While he Company is not yet sure of the final effect these changes will have on the Company’s premiums, it anticipates the impact will not be material.  While the Company has benefited from having its FDIC insurance expense amortized over twelve quarters, continued declines in the Deposit Insurance Fund could result in the FDIC imposing additional assessments in the future, which could adversely affect the Company's capital levels and earnings.

Various noninterest expense categories decreased from a year ago to partially offset the payroll and FDIC assessment expense increases.  Occupancy and furniture/equipment costs decreased $41 during both the quarterly and year-to-date periods ended June 30, 2011, as compared to the same periods in 2010.  The decreases are largely due to declining depreciation expense on purchased equipment from prior years based on a declining balance method that accelerates depreciation costs in the early stages of the assets’ useful life.  With no significant equipment purchases during 2011, the acceleration effect of depreciation has decreased.  Other noninterest expense items have also decreased $82 and $96 during both the quarterly and year-to-date periods ended June 30, 2011, respectively, as compared to the same periods in 2010.  This decrease was largely from non-recurring capital planning costs incurred by the parent company during the first half of 2010 that increased legal, accounting and consulting fees.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income.  Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  A strong net interest income due to lower funding costs combined with higher noninterest income from ERC/ERD fees has had a positive effect on efficiency.  As a result, revenue levels have outpaced overhead expense, which has caused the second quarter and year-to-date efficiency ratios to decrease (improve) from prior periods in 2010.  The efficiency ratio during the second quarter of 2011 decreased to 70.2% from the 71.2% experienced during the second quarter of 2010.  The efficiency ratio during the six months ended June 30, 2011 decreased to 61.5% from the 68.0% experienced during the six months ended June 30, 2010.

Capital Resources
All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios
	6/30/11	12/31/10	Regulatory Minimum
Tier 1 risk-based capital	13.6%	13.3%	4.00%
Total risk-based capital ratio	14.7%	14.5%	8.00%
Leverage ratio	9.6%	9.3%	4.00%

Cash dividends paid of $1,680 during the first half of 2011 represent a 0.4% increase over the cash dividends paid during the same period in 2010.  The quarterly dividend rate in 2011 was $0.21 per share, unchanged from the $0.21 per share paid in 2010.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $149,225, represented 17.8% of total assets at June 30, 2011. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2011, the Bank could borrow an additional $117,963 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2011, this line had total availability of $49,398. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

Off-Balance Sheet Arrangements

As discussed in Note 5 – Financial Instruments with Off-Balance Sheet Risk, the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  While these commitments are necessary to meet the financing needs of the Company’s customers, many of these commitments are expected to expire without being drawn upon.  Therefore, the total amount of commitments does not necessarily represent future cash requirements.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans generally consist of loans with balances of $200 or more on nonaccrual status or nonperforming in nature. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

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

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Smaller balance homogeneous loans, such as consumer and most residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure. TDRs are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

The Company evaluates IRR through the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates.  The modeling process starts with a base case simulation, which assumes a static balance sheet and flat interest rates.  The base case scenario is compared to rising and falling interest rate scenarios assuming a parallel shift in all interest rates.  Comparisons of net interest income and net income fluctuations from the flat rate scenario illustrate the risks associated with the current balance sheet structure.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2011 Percentage Change in Net Interest Income	December 31, 2010 Percentage Change in Net Interest Income
+300	(5.98%)	(2.47%)
+200	(3.81%)	(1.66%)
+100	(1.85%)	(.95%)
-100	(2.20%)	(2.32%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  In addition, management attempts to sell most fixed rate residential mortgages to the secondary market.  However, the underwriting criteria for secondary market loans continues to become more restrictive.  As a result, we book a portion of the fixed rate mortgages originated, which contributes to our liability sensitive position.  The exposure to rising interest rates increased from year end due to lower levels of liquid assets and a decrease in term deposits, such as certificates of deposit.  Net interest income decreases in a declining rate environment due to the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2011.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2011.

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

OHIO VALLEY BANC CORP.
Date:	August 9, 2011	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Date:	August 9, 2011	By:	/s/ Scott W. Shockey
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

101*
The following materials from Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2011 and 2010 (unaudited); (iv)the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (to be filed no later than 30 days after the date this report is filed).

*  As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.