Form 10-Q/A
period 2011-06-30
OHIO VALLEY BANC CORP
filed 2011-09-02
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

OHIO VALLEY BANC CORP.
Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

4
Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Incorporated herein by reference to Exhibit 4 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (SEC File No. 0-20914).

31.1
Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer):  Incorporated herein by reference to Exhibit 31.1 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (SEC File No. 0-20914).

31.2
Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer):  Incorporated herein by reference to Exhibit 31.2 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (SEC File No. 0-20914).

32
Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Incorporated herein by reference to Exhibit 32 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (SEC File No. 0-20914).

101.INS	XBRL Instance Document: Filed herewith.

101.SCH	XBRL Taxonomy Extension: Filed herewith.

101.CAL	XBRL Extension Calculation Linkbase: Filed herewith.

101.LAB	XBRL Extension Label Linkbase: Filed herewith.

101.PRE	XBRL Presentation Linkbase: Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	September 2, 2011	By:	/s/Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Date:	September 2, 2011	By:	/s/Scott W. Shockey
Scott W. Shockey
Vice President and Chief Financial Officer