Form 10-Q
period 2011-09-30
OHIO VALLEY BANC CORP
filed 2011-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of common shares of the registrant outstanding as of November 9, 2011 was 4,000,056.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share data)

	September 30, 2011	December 31, 2010

ASSETS
Cash and noninterest-bearing deposits with banks	$8,788	$8,979
Interest-bearing deposits with banks	50,501	50,772
Total cash and cash equivalents	59,289	59,751

Securities available for sale	86,041	85,839
Securities held to maturity (estimated fair value: 2011 - $21,013; 2010 - $21,198)	21,134	22,178
Federal Home Loan Bank stock	6,281	6,281

Total loans	614,901	641,322
Less: Allowance for loan losses	(6,511)	(9,386)
Net loans	608,390	631,936

Premises and equipment, net	9,317	9,738
Other real estate owned	4,022	4,403
Accrued income receivable	2,508	2,704
Goodwill	1,267	1,267
Bank owned life insurance	20,306	19,761
Prepaid FDIC insurance	1,838	2,576
Other assets	3,723	5,080
Total assets	$824,116	$851,514

LIABILITIES
Noninterest-bearing deposits	$126,122	$91,949
Interest-bearing deposits	580,380	602,832
Total deposits	706,502	694,781

Securities sold under agreements to repurchase	1,012	38,107
Other borrowed funds	21,466	27,743
Subordinated debentures	13,500	13,500
Accrued liabilities	10,550	9,255
Total liabilities	753,030	783,386

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,659,795 shares issued)	4,660	4,660
Additional paid-in capital	33,003	33,003
Retained earnings	47,914	45,960
Accumulated other comprehensive income	1,221	217
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	71,086	68,128
Total liabilities and shareholders’ equity	$824,116	$851,514

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans, including fees	$10,011	$10,670	$31,400	$32,913
Securities
Taxable	455	544	1,373	1,734
Tax exempt	144	133	424	349
Dividends	63	71	204	212
Other Interest	20	20	134	57
	10,693	11,438	33,535	35,265
Interest expense:
Deposits	2,079	2,745	6,662	8,452
Securities sold under agreements to repurchase	1	13	17	44
Other borrowed funds	157	298	499	1,056
Subordinated debentures	272	272	816	816
	2,509	3,328	7,994	10,368
Net interest income	8,184	8,110	25,541	24,897
Provision for loan losses	1,152	2,225	4,855	3,867
Net interest income after provision for loan losses	7,032	5,885	20,686	21,030

Noninterest income:
Service charges on deposit accounts	578	558	1,671	1,687
Trust fees	52	55	167	174
Income from bank owned life insurance	184	189	545	553
Mortgage banking income	97	131	234	260
Electronic refund check / deposit fees	----	2	2,533	773
Debit / credit card interchange income	367	264	1,011	721
Loss on sale of other real estate owned	(474)	(83)	(464)	(160)
Other	254	266	707	763
	1,058	1,382	6,404	4,771
Noninterest expense:
Salaries and employee benefits	4,165	3,991	12,272	11,876
Occupancy	394	402	1,198	1,213
Furniture and equipment	282	297	844	893
FDIC insurance	181	265	793	786
Data processing	278	208	729	613
Other	1,701	1,700	5,244	5,339
	7,001	6,863	21,080	20,720

Income before income taxes	1,089	404	6,010	5,081
Provision for income taxes	203	(17)	1,536	1,283

NET INCOME	$886	$421	$4,474	$3,798

Earnings per share	$.22	$.10	$1.12	$.95

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$70,805	$68,339	$68,128	$66,521

Comprehensive income:
Net income	886	421	4,474	3,798
Change in unrealized gain on available for sale securities	356	39	1,521	212
Income tax effect	(121)	(13)	(517)	(72)
Total comprehensive income	1,121	447	5,478	3,938

Cash dividends	(840)	(837)	(2,520)	(2,510)

Balance at end of period	$71,086	$67,949	$71,086	$67,949

Cash dividends per share	$0.21	$0.21	$0.63	$0.63

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2011	2010

Net cash provided by operating activities:	$13,789	$9,358

Investing activities:
Proceeds from maturities of securities available for sale	28,739	52,856
Purchases of securities available for sale	(28,237)	(52,597)
Proceeds from maturities of securities held to maturity	1,104	1,879
Purchases of securities held to maturity	----	(6,686)
Net change in loans	18,189	3,893
Proceeds from sale of other real estate owned	419	1,143
Purchases of premises and equipment	(294)	(623)
Purchases of bank owned life insurance	----	(287)
Net cash provided by (used in) investing activities	19,920	(422)

Financing activities:
Change in deposits	11,721	51,948
Cash dividends	(2,520)	(2,510)
Change in securities sold under agreements to repurchase	(37,095)	(5,537)
Proceeds from Federal Home Loan Bank borrowings	703	11,475
Repayment of Federal Home Loan Bank borrowings	(7,360)	(16,599)
Change in other short-term borrowings	380	(34)
Net cash provided by (used in) financing activities	(34,171)	38,743

Change in cash and cash equivalents	(462)	47,679
Cash and cash equivalents at beginning of period	59,751	15,670
Cash and cash equivalents at end of period	$59,289	$63,349

Supplemental disclosure:

Cash paid for interest	$8,623	$11,884
Cash paid for income taxes	330	1,611
Non-cash transfers from loans to other real estate owned	502	484
Other real estate owned sales financed by the Bank	329	143

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2011, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2011.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2010 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,000,056 for the three and nine months ended September 30, 2011, and 3,984,009 for the three and nine months ended September 30, 2010.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

In April 2011, the FASB issued guidance within the ASU 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”). ASU 2011-02 clarifies when a loan modification or restructuring is considered a TDR. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance created additional TDR disclosures within Note 4 – Loans and Allowance for Loan Losses, but did not have an impact on the Company’s consolidated financial statements.  The retrospective application of this guidance also led to the identification of two commercial loans that were modified during the first quarter of 2011 totaling $2,153 that were reclassified as TDR’s as of September 30, 2011.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company is currently evaluating the impact of this amendment and does not anticipate a significant impact to its consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

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

Impaired Loans:  Impaired loans with specific allocations of the allowance for loan losses are reported at the fair value of the underlying collateral adjusted for selling costs or the present value of estimated future cash flows using the loans’ effective rate at inception.  Collateral values are estimated using Level 3 inputs based on third party appraisals.

Mortgage Servicing Rights:  Fair value is based on market prices for comparable mortgage servicing contracts.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:
	Fair Value Measurements at September 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$14,533	----
U.S. Government sponsored entity securities	----	2,589	----
Obligations of states and political subdivisions	----	677	----
Agency mortgage-backed securities, residential	----	68,242	----

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$17,079	----
U.S. Government sponsored entity securities	----	7,731	----
Agency mortgage-backed securities, residential	----	61,029	----

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:
	Fair Value Measurements at September 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial:
Commercial real estate-nonowner occupied	----	----	$2,000

Mortgage servicing rights	----	----	408

Other real estate owned	----	----	3,734

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial:
Commercial real estate-owner occupied	----	----	$3,606
Commercial real estate-nonowner occupied	----	----	2,187
Commercial and industrial	----	----	3,785
Residential real estate	----	----	414

Mortgage servicing rights	----	----	434

Impaired loans had a principal balance of $18,610 at September 30, 2011.  The portion of impaired loans with specific allocations of the allowance for loan losses had a carrying amount of $2,405 and was measured for impairment using the present value of estimated future cash flows.  This resulted in a valuation allowance of $405 at September 30, 2011, which contributed to a decrease of $32 in provision for loan loss expense during the nine months ended September 30, 2011.  This is compared to an increase of $2,164 in provision for loan loss expense during the nine months ended September 30, 2010.  At December 31, 2010, impaired loans had a principal balance of $23,106. The portion of impaired loans with specific allocations of the allowance for loan losses had a carrying amount of $15,222.  The loans were measured for impairment using fair value of the underlying collateral and the present value of estimated future cash flows.  This resulted in a valuation allowance of $5,230 at December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $408, which is made up of the outstanding balance of $583, net of a valuation allowance of $175 at September 30, 2011.  This is compared to a fair value of $434, made up of the outstanding balance of $609, net of a valuation allowance of $175 at December 31, 2010.

Other real estate owned is carried at the estimated fair value of the property less estimated selling costs. Costs incurred to carry other real estate are charged to expense. If fair value declines subsequent to foreclosure, a valuation allowance is recorded. Other real estate owned totaled $4,022 at September 30, 2011 as compared to $4,403 at December 31, 2010.

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

Loans: The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loan commitments and standby letters of credit was not material at September 30, 2011 or December 31, 2010. The fair value for variable rate loans is estimated to be equal to carrying value. This fair value represents an entry price in accordance with ASC 825. While ASC 820 amended ASC 825 in several respects, this approach to fair value remains an acceptable approach under generally accepted accounting principles.

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

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet at September 30, 2011 and December 31, 2010, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:
	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$59,289	$59,289	$59,751	$59,751
Securities	107,175	107,054	108,017	107,037
Federal Home Loan Bank stock	6,281	N/A	6,281	N/A
Loans	608,390	618,529	631,936	637,986
Accrued interest receivable	2,508	2,508	2,704	2,704

Financial liabilities:
Deposits	706,502	709,416	694,781	698,199
Securities sold under agreements to repurchase	1,012	1,012	38,107	38,107
Other borrowed funds	21,466	21,682	27,743	26,968
Subordinated debentures	13,500	11,532	13,500	11,507
Accrued interest payable	1,970	1,970	2,600	2,600

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
September 30, 2011
U.S. Treasury securities	$14,525	$8	$	----	$14,533
U.S. Government sponsored entity securities	2,501	88		----	2,589
Obligations of states and political subdivisions	703	----		(26)	677
Agency mortgage-backed securities, residential	66,460	1,782		----	68,242
Total securities	$84,189	$1,878		$(26)	$86,041

December 31, 2010
U.S. Treasury securities	$17,081	$6		$(8)	$17,079
U.S. Government sponsored entity securities	7,513	230		(12)	7,731
Agency mortgage-backed securities, residential	60,916	383		(270)	61,029
Total securities	$85,510	$619		$(290)	$85,839

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2011
Obligations of states and political subdivisions	$21,110	$463	$(584)	$20,989
Agency mortgage-backed securities, residential	24	----	----	24
Total securities	$21,134	$463	$(584)	$21,013

December 31, 2010
Obligations of states and political subdivisions	$22,149	$130	$(1,109)	$21,170
Agency mortgage-backed securities, residential	29	----	(1)	28
Total securities	$22,178	$130	$(1,110)	$21,198

The amortized cost and estimated fair value of the investment securities portfolio at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$17,026	$17,122	$556	$558
Due in one to five years	----	----	5,042	4,946
Due in five to ten years	703	677	7,529	7,692
Due after ten years	----	----	7,983	7,793
Agency mortgage-backed securities, residential	66,460	68,242	24	24
Total debt securities	$84,189	$86,041	$21,134	$21,013

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More				Total
September 30, 2011	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Obligations of states and
political subdivisions	$677	$(26)	$	----	$	----	$677	$(26)
Total available for sale	$677	$(26)	$	----	$	----	$677	$(26)

	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$	----	$	----	$3,547	$(584)	$3,547	$(584)
Total held to maturity	$	----	$	----	$3,547	$(584)	$3,547	$(584)

Less Than 12 Months	12 Months or More	Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$9,041	$(8)	$	----	$	----	$9,041	$(8)
U.S. Government sponsored
entity securities	1,990	(12)		----		----	1,990	(12)
Agency mortgage-backed
securities, residential	27,953	(270)		----		----	27,953	(270)
Total available for sale	$38,984	$(290)	$	----	$	----	$38,984	$(290)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$7,510	$(690)	$970	$(419)	$8,480	$(1,109)
Agency mortgage-backed
securities, residential	----	----	21	(1)	21	(1)
Total held to maturity	$7,510	$(690)	$991	$(420)	$8,501	$(1,110)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2011 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2011	2010
Residential real estate	$227,916	$236,878
Commercial real estate:
Owner-occupied	145,989	149,042
Nonowner-occupied	58,019	55,989
Construction	24,466	21,591
Commercial and industrial	49,343	55,306
Consumer:
Automobile	48,754	58,271
Home equity	20,246	20,527
Other	40,168	43,718
	614,901	641,322
Less: Allowance for loan losses	6,511	9,386

Loans, net	$608,390	$631,936

The Bank originated refund anticipation loans that contributed fee income of $561 and $655 during the nine months ended September 30, 2011 and September 30, 2010, respectively.  As recommended by the FDIC, the Bank ceased offering refund anticipation loans effective April 19, 2011.

Activity in the allowance for loan losses was as follows:	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Beginning balance	$6,479	$7,823	$9,386	$8,198
Loans charged off:
Residential real estate	741	152	1,325	676
Commercial real estate	113	102	2,085	1,139
Commercial and industrial	26	7	4,727	191
Consumer	476	498	1,223	1,544
Total loans charged off	1,356	759	9,360	3,550

Recoveries of loans:
Residential real estate	57	11	94	20
Commercial real estate	2	----	913	70
Commercial and industrial	48	----	119	25
Consumer	129	166	504	836
Total recoveries of loans	236	177	1,630	951

Net loan charge-offs	(1,120)	(582)	(7,730)	(2,599)
Provision charged to operations	1,152	2,225	4,855	3,867
Balance, end of year	$6,511	$9,466	$6,511	$9,466

As a result of management’s evaluation of the trends in the real estate market, the status of long-term, collateral dependent impaired loans and the current regulatory environment, management decided to take partial charge-offs more quickly on collateral dependent impaired loans during the second quarter of 2011.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

September 30, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning balance	$1,008	$3,517	$770	$1,184	$	----	$6,479
Provision for loan losses	887	(65)	(74)	404		----	1,152
Loans charged off	741	113	26	476		----	1,356
Recoveries	57	2	48	129		----	236
Total ending allowance balance	$1,211	$3,341	$718	$1,241	$	----	$6,511

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011:

September 30, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning balance	$993	$3,141	$3,795	$1,457	$	----	$9,386
Provision for loan losses	1,449	1,372	1,531	503		----	4,855
Loans charged off	1,325	2,085	4,727	1,223		----	9,360
Recoveries	94	913	119	504		----	1,630
Total ending allowance balance	$1,211	$3,341	$718	$1,241	$	----	$6,511

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.  The difference in the unpaid principal balance and recorded investment of the Company’s loans was not materially different at year-end 2010.

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

September 30, 2011	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$405	$	----	$	----	$405
Collectively evaluated for impairment		1,211	2,936		718		1,241	6,106
Total ending allowance balance		$1,211	$3,341		$718		$1,241	$6,511

Loans:
Loans individually evaluated for impairment		$1,287	$14,321		$3,002	$	----	$18,610
Loans collectively evaluated for impairment		226,629	214,153		46,341		109,168	596,291
Total ending loans balance		$227,916	$228,474		$49,343		$109,168	$614,901

December 31, 2010	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$1,698	$3,407	$	----	$5,230
Collectively evaluated for impairment	868	1,443	388		1,457	4,156
Total ending allowance balance	$993	$3,141	$3,795		$1,457	$9,386

Loans:
Loans individually evaluated for impairment	$1,784	$13,460	$7,862	$	----	$23,106
Loans collectively evaluated for impairment	235,094	213,162	47,444		122,516	618,216
Total ending loans balance	$236,878	$226,622	$55,306		$122,516	$641,322

Information regarding impaired loans is as follows:	September 30, 2011	December 31, 2010

Loans with no allocated allowance for loan losses	$16,205	$7,884
Loans with allocated allowance for loan losses	2,405	15,222
Total impaired loans	$18,610	$23,106

Amount of the allowance for loan losses allocated	$405	$5,230

Average of individually impaired loans during year	$19,107	$24,589

Average impaired loans during the nine months ended September 30, 2011 and 2010 were $19,107 and $26,615, respectively.  Average impaired loans for the three months ended September 30, 2011 and 2010 were $18,182 and $21,953, respectively.  Interest recognized on impaired loans during the nine months ended September 30, 2011 and 2010 were $1,042 and $1,027, respectively.  Interest recognized on impaired loans during the three months ended September 30, 2011 and 2010 were $474 and $514, respectively.  Accrual basis income was not materially different from cash basis income for the periods presented.

The following table presents loans individually evaluated for impairment by class of loans:

Three Months Ended September 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,427	$1,287	$	----	$1,026	$29	$20
Commercial real estate:
Owner-occupied	8,880	8,152		----	7,701	142	137
Nonowner-occupied	3,222	3,090		----	3,293	117	105
Construction	674	674		----	677	8	9
Commercial and industrial	7,196	3,002		----	3,071	148	92
Consumer:
Automobile	----	----		----	----	----	----
Home equity	----	----		----	----	----	----
Other	----	----		----	----	----	----
With an allowance recorded:
Residential real estate	----	----		----	----	----	----
Commercial real estate:
Owner-occupied	----	----		----	----	----	----
Nonowner-occupied	2,405	2,405		405	2,414	30	30
Construction	----	----		----	----	----	----
Commercial and industrial	----	----		----	----	----	----
Consumer:
Automobile	----	----		----	----	----	----
Home equity	----	----		----	----	----	----
Other	----	----		----	----	----	----
Total	$23,804	$18,610		$405	$18,182	$474	$393

Nine Months Ended September 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,427	$1,287	$	----	$901	$38	$23
Commercial real estate:
Owner-occupied	8,880	8,152		----	7,640	381	369
Nonowner-occupied	3,222	3,090		----	2,980	156	141
Construction	674	674		----	678	27	26
Commercial and industrial	7,196	3,002		----	4,490	340	251
Consumer:
Automobile	----	----		----	----	----	----
Home equity	----	----		----	----	----	----
Other	----	----		----	----	----	----
With an allowance recorded:
Residential real estate	----	----		----	----	----	----
Commercial real estate:
Owner-occupied	----	----		----	----	----	----
Nonowner-occupied	2,405	2,405		405	2,418	100	90
Construction	----	----		----	----	----	----
Commercial and industrial	----	----		----	----	----	----
Consumer:
Automobile	----	----		----	----	----	----
Home equity	----	----		----	----	----	----
Other	----	----		----	----	----	----
Total	$23,804	$18,610		$405	$19,107	$1,042	$900

December 31, 2010	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$1,244	$	----
Commercial real estate:
Owner-occupied	4,234		----
Nonowner-occupied	992		----
Construction	743		----
Commercial and industrial	671		----
Consumer:
Automobile	----		----
Home equity	----		----
Other	----		----
With an allowance recorded:
Residential real estate	540		125
Commercial real estate:
Owner-occupied	4,731		1,125
Nonowner-occupied	2,760		573
Construction	----		----
Commercial and industrial	7,191		3,407
Consumer:
Automobile	----		----
Home equity	----		----
Other	----		----
Total	$23,106		$5,230

Nonaccrual loans and loans past due 90 days or more and still accruing were as follows:
	September 30, 2011	December 31, 2010

Loans past due 90 days or more and still accruing	$1,026	$1,714
Nonaccrual loans	$4,704	$3,295

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

September 30, 2011	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$965	$3,044
Commercial real estate:
Owner-occupied	----	1,497
Nonowner-occupied	----	86
Construction	----	----
Commercial and industrial	----	----
Consumer:
Automobile	19	8
Home equity	----	69
Other	42	----
Total	$1,026	$4,704

December 31, 2010	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$1,487	$2,200
Commercial real estate:
Owner-occupied	----	428
Nonowner-occupied	----	432
Construction	----	----
Commercial and industrial	----	----
Consumer:
Automobile	114	100
Home equity	43	104
Other	70	31
Total	$1,714	$3,295

The following table presents the aging of the recorded investment of past due loans by class of loans:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,239	$541	$3,916	$7,696	$220,220	$227,916
Commercial real estate:
Owner-occupied	609	47	1,497	2,153	143,836	145,989
Nonowner-occupied	----	----	86	86	57,933	58,019
Construction	----	----	----	----	24,466	24,466
Commercial and industrial	52	37	----	89	49,254	49,343
Consumer:
Automobile	715	143	19	877	47,877	48,754
Home equity	76	46	69	191	20,055	20,246
Other	674	135	42	851	39,317	40,168
Total	$5,365	$949	$5,629	$11,943	$602,958	$614,901

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,731	$1,951	$3,448	$10,130	$226,748	$236,878
Commercial real estate:
Owner-occupied	1,564	17	428	2,009	147,033	149,042
Nonowner-occupied	87	----	432	519	55,470	55,989
Construction	----	----	----	----	21,591	21,591
Commercial and industrial	15	----	----	15	55,291	55,306
Consumer:
Automobile	1,010	342	213	1,565	56,706	58,271
Home equity	78	50	147	275	20,252	20,527
Other	793	238	101	1,132	42,586	43,718
Total	$8,278	$2,598	$4,769	$15,645	$625,677	$641,322

Troubled Debt Restructurings:

A troubled debt restructuring (“TDR”) is where the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  All TDR’s are considered to be impaired.   The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or short-term interest only payment terms.  The Company has allocated reserves for a portion of its TDR’s to reflect the fair values of the underlying collateral or the present value of the concessionary terms granted to the customer.

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2011 and December 31, 2010:

September 30, 2011	TDR’s Performing to Modified Terms		TDR’s Not Performed to Modified Terms	Total TDR’s

Residential real estate
Interest only payments	$	----	$283	$283
Commercial real estate:
Owner-occupied
Interest only payments		3,624	----	3,624
Rate reduction		452	----	452
Maturity extension at lower stated rate than market rate		226	----	226
Nonowner-occupied
Interest only payments		3,365	----	3,365
Maturity extension at lower stated rate than market rate		1,927	----	1,927
Construction
Interest only payments		675	----	675
Commercial and industrial
Interest only payments		356	----	356
Rate reduction		2,646	----	2,646
Total TDR’s		$13,271	$283	$13,554

December 31, 2010	TDR’s Performing to Modified Terms	TDR’s Not Performed to Modified Terms		Total TDR’s

Residential real estate
Interest only payments	$456	$	----	$456
Rate reduction	584		----	584
Commercial real estate:
Owner-occupied
Interest only payments	3,886		----	3,886
Rate reduction	887		----	887
Nonowner-occupied
Interest only payments	2,983		----	2,983
Construction
Interest only payments	679		----	679
Commercial and industrial
Interest only payments	671		----	671
Rate reduction	6,668		----	6,668
Total TDR’s	$16,814	$	----	$16,814

At September 30, 2011, the balance in TDR loans decreased $3,260, or 19.4%, from year-end 2010.  This was largely impacted by partial charge-offs taken on one impaired commercial and industrial loan relationship totaling $3,839 during the first quarter of 2011.  At September 30, 2011 and December 31, 2010, 98% and 100% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $405 and $3,791 in reserves to customers whose loan terms have been modified in TDR’s as of September 30, 2011 and December 31, 2010, respectively.  The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s at September 30, 2011 and December 31, 2010.

The following table presents the post-modification balances of TDR loan modifications by class of loans that occurred during the three and nine months ended September 30, 2011:
	TDR’s Performing to Modified Terms				TDR’s Not Performing to Modified Terms				Total TDR’s
September 30, 2011	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Residential real estate	$	----	$	----	$	----	$	----	$	----	$	----
Commercial real estate:
Owner-occupied
Rate reduction		----		1,094		----		----		----		1,094
Maturity extension at lower stated rate than market rate		----		226		----		----		----		226
Nonowner-occupied
Interest only payments		----		400		----		----		----		400
Maturity extension at lower stated rate than market rate		----		1,927		----		----		----		1,927
Construction		----		----		----		----		----		----
Commercial and industrial		----		----		----		----		----		----
Total TDR’s	$	----		$3,647	$	----	$	----	$	----		$3,647

As of September 30, 2011, 100% of the Company’s TDR’s that occurred during the first nine months of 2011 were performing in accordance with their modified terms and did not experience any defaults during the previous twelve-month period following the loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The TDR’s described above increased the allowance for losses by $343 and resulted in charge-offs of $414 during the first nine months of 2011.  As of September 30, 2011, the Company had no allocation of reserves to customers whose loan terms have been modified during the first nine months of 2011.

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

Classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 8 (Special Mention). All commercial loans are categorized into a risk category either at the time of origination or re-evaluation date. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

September 30, 2011	Pass	Classified	Total
Commercial real estate:
Owner-occupied	$131,001	$14,988	$145,989
Nonowner-occupied	49,110	8,909	58,019
Construction	17,105	7,361	24,466
Commercial and industrial	38,666	10,677	49,343
Total	$235,882	$41,935	$277,817

December 31, 2010	Pass	Classified	Total
Commercial real estate:
Owner-occupied	$138,490	$10,552	$149,042
Nonowner-occupied	50,119	5,870	55,989
Construction	15,550	6,041	21,591
Commercial and industrial	43,668	11,638	55,306
Total	$247,827	$34,101	$281,928

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on payment activity as of September 30, 2011 and December 31, 2010:

September 30, 2011	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$48,727	$20,177	$40,126	$223,907	$332,937
Nonperforming	27	69	42	4,009	4,147
Total	$48,754	$20,246	$40,168	$227,916	$337,084

December 31, 2010	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$58,057	$20,380	$43,617	$233,191	$355,245
Nonperforming	214	147	101	3,687	4,149
Total	$58,271	$20,527	$43,718	$236,878	$359,394

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the central and southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.87% of total loans were unsecured at September 30, 2011, down from 3.93% at December 31, 2010.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2011, the contract amounts of these instruments totaled approximately $64,548, compared to $53,947 at December 31, 2010.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2011 and December 31, 2010 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

September 30,2011	$16,750	$4,219	$497	$21,466
December 31, 2010	$23,406	$3,835	$502	$27,743

Pursuant to collateral agreements with the FHLB, advances are secured by $248,043 in qualifying mortgage loans, $100,198 in commercial loans and $6,281 in FHLB stock at September 30, 2011.  Fixed-rate FHLB advances of $16,750 mature through 2033 and have interest rates ranging from 1.79% to 3.42% and a year-to-date weighted average cost of 2.56%.  There were no variable-rate FHLB borrowings at September 30, 2011.

At September 30, 2011, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at September 30, 2011.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $183,736 at September 30, 2011.  Of this maximum borrowing capacity of $183,736, the Company had $133,486 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.50% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At September 30, 2011, there were $400 in promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at September 30, 2011 and December 31, 2010.  Various investment securities from the Bank used to collateralize FRB notes totaled $725 at September 30, 2011 and $1,270 at December 31, 2010.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $33,500 at September 30, 2011 and $33,450 at December 31, 2010.

Scheduled principal payments as of September 30, 2011:

	FHLB Borrowings	Promissory Notes	FRB Notes	Totals

2011	$270	$1,637	$497	$2,404
2012	1,440	1,437	----	2,877
2013	3,814	----	----	3,814
2014	3,704	1,145	----	4,849
2015	1,108	----	----	1,108
Thereafter	6,414	----	----	6,414
	$16,750	$4,219	$497	$21,466

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 91.5% and 92.6% of total consolidated revenues for the years ended September 30, 2011 and 2010, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:
	Three Months Ended September 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$7,562	$622	$8,184
Provision expense	$1,150	$2	$1,152
Tax expense	$133	$70	$203
Net income	$748	$138	$886
Assets	$810,306	$13,810	$824,116

	Three Months Ended September 30, 2010

	Banking	Consumer Finance		Total Company

Net interest income	$7,514		$596	$8,110
Provision expense	$2,225	$	----	$2,225
Tax expense	$(82)		$65	$(17)
Net income	$292		$129	$421
Assets	$841,101		$13,999	$855,100

	Nine Months Ended September 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$23,113	$2,428	$25,541
Provision expense	$4,795	$60	$4,855
Tax expense	$1,000	$536	$1,536
Net income	$3,424	$1,050	$4,474
Assets	$810,306	$13,810	$824,116

	Nine Months Ended September 30, 2010

	Banking	Consumer Finance	Total Company

Net interest income	$22,640	$2,257	$24,897
Provision expense	$3,745	$122	$3,867
Tax expense	$890	$393	$1,283
Net income	$3,026	$772	$3,798
Assets	$841,101	$13,999	$855,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended September 30, 2011, net income increased by $465, or 110.5%, to finish at $886, compared to the same period in 2010.  Earnings per share for the third quarter of 2011 also increased by $.12, or 120.0%, to finish at $.22 per share, compared to the same period in 2010.  For the nine months ended September 30, 2011, net income increased by $676, or 17.8%, to finish at $4,474, compared to the same period in 2010.  Earnings per share for the first nine months of 2011 also increased by $.17, or 17.9%, to finish at $1.12 per share compared to the same period in 2010.  The annualized net income to average asset ratio, or return on assets (ROA), and net income to average equity ratio, or return on equity (ROE), both improved to 0.68% and 8.60% at September 30, 2011, as compared to 0.60% and 7.52%, respectively, at September 30, 2010.

Contributing most to the Company’s third quarter net income increase was a $1,073 decrease in provision expense partially offset by an increase of $391 in other real estate owned (“OREO”) losses.  The provision expense savings was mostly related to several non-recurring, specific allocations that were recorded in September 2010.  The increase in OREO losses was mostly related to fair value adjustment charges taken on two OREO properties following a recent re-evaluation of their carrying values.  Contributing most to the Company’s 2011 year-to-date net income was growth in noninterest income due to significant increases in ERC/ERD fees.  During the nine months ended September 30, 2011, ERC/ERD fees totaled $2,533, an increase of $1,760 over the same period in 2010.  This was due to the significant growth in transaction volume of processing tax refund payments during the first half of 2011. This activity is mostly seasonal and had little effect on third quarter income.  Further impacting year-to-date net income was net interest income, improving $644, or 2.6%, during the nine months ended September 30, 2011 as compared to the same period in 2010.  The sustained low-rate environment continues to have an impact in lowering funding costs, as well as causing management to emphasize growing lower-costing, core deposit relationship balances.  As a result, interest expense decreased $2,374 during the nine months ended September 30, 2011, as compared to the same period in 2010.  This cost savings effect completely offset the decrease in interest income of $1,730 during the nine months ended September 30, 2011, as compared to the same period in 2010.

Partially offsetting the positive contributions from year-to-date ERC/ERD fees and net interest income was an increase in provision for loan loss expense of $988 during the nine months ended September 30, 2011, as compared to the same period in 2010.  This increase has been largely the result of higher net charge-offs taken on certain impaired loans during 2011.  While the majority of these net charge-offs were taken on specific reserves for which allocations had already been made within the allowance for loan losses, these charge-offs did contribute significantly to higher general allocations associated with the rising average historical loan loss factor.  During the nine months ended September 30, 2011, the Company’s annualized ratio of net charge-offs to average loans increased to 1.63% from 0.53% during the nine months ended

September 30, 2010.  A large portion of these higher net charge-offs during 2011 was related to $3,839 in partial charge-offs taken on one impaired commercial loan relationship during the first quarter of 2011.  While $2,906 had already been allocated within the allowance for loan losses for this charge-off, an additional impairment charge to provision expense of $933 was recognized due to a continued deterioration of collateral values.  In addition, the higher charge-offs associated with this commercial relationship contributed to an increase in the general allocations associated with the average historical loan loss factor within the allowance for loan losses.

The consolidated total assets of the Company decreased $27,398, or 3.2%, during the first nine months of 2011 as compared to year-end 2010, to finish at $824,116.  This change in assets was due to a decrease in the Company’s earning assets of $27,534 from year-end 2010, mostly from lower consumer and residential real estate loan balances.

The consolidated liabilities of the Company decreased $30,356, or 3.9%, during the first nine months of 2011 as compared to year-end 2010, to finish at $753,030.  The decrease was primarily from lower time deposit balances since year-end 2010.  The Company continues to place more emphasis on growing its core deposit sources, such as noninterest-bearing demand accounts as well as interest-bearing NOW, money market and savings account balances.  This emphasis has contributed to a larger balance shift away from its non-core deposit sources, such as retail and wholesale time deposits.  As a result, during the first nine months of 2011, the Company experienced a $43,710 decrease in its time deposit balances from year-end 2010, while experiencing growth in its core interest- and noninterest-bearing deposit liabilities, which increased $55,431 from year-end 2010.  A significant portion of this increase in core funding came from the Company’s repurchase agreement borrowing balances.  During the third quarter of 2011, new bank legislation became effective in permitting commercial business checking accounts to now earn interest.  This legislation prompted most of the Company’s repurchase agreement accounts to reinvest into either an interest-bearing demand account with normal FDIC insurance limits or a noninterest-bearing demand deposit account with unlimited FDIC insurance coverage until the end of 2012.  As of September 30, 2011, repurchase agreement balances had decreased $37,095 from year-end 2010 to finish at $1,012.  This reallocation of business deposits added to the increasing composition shift into growing core deposit balances.

Comparison of
Financial Condition
at September 30, 2011 and December 31, 2010

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2011 compared to December 31, 2010.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, interest- and non-interest bearing balances due from banks and federal funds sold.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At September 30, 2011, cash and cash equivalents had decreased $462, or 0.8%, to $59,289 as compared to $59,751 at December 31, 2010.  The decrease in cash and cash equivalents was largely affected by the Company’s decrease in interest-bearing Federal Reserve Bank clearing account balances.  While loan demand remains challenged, the Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to manage its excess funds during periods of significant liquidity.  Heading into 2011, the Company saw its deposit liabilities, both interest- and noninterest-bearing, increase $22,259, or 3.3%, during the second half of 2010, which contributed to excess fund levels.  In addition, during the first quarter of 2011, the Company experienced higher levels of excess funds due to increased tax refund deposits from its RAL and ERC/ERD tax business.  Liquidity levels normalized during the second and third quarters of 2011 as these short-term tax refund deposits were fully disbursed from the Federal Reserve Bank clearing account.  During this time, the Company also utilized its Federal Reserve Bank clearing account to manage both investment security purchases and maturities, as well as to fund continued maturities of retail and wholesale CD’s.  The interest rate paid on both the required and excess reserve balances of the Company’s Federal Reserve Bank clearing account is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company’s focus will be to continue to re-invest these liquid funds back into longer-term, higher yielding assets, such as loans and investment securities, during the remainder of 2011 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

The balance of total securities decreased $842, or 0.8%, as compared to year-end 2010.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions.  During the first half of 2011, the Company experienced a significant increase in excess funds resulting from core deposit liability growth during the second half of 2010 and tax refund deposits during the first quarter of 2011.  With loan demand remaining challenged, the Company invested a portion of its excess funds into long-term Agency mortgage-backed securities, primarily during the first and second quarters of 2011,  which have increased $7,209, or 11.8%, from year-end 2010.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances on a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $13,755 from January 1, 2011 through September 30, 2011.

While security growth has been evident within the Company’s Agency mortgage-backed securities portfolio, it has experienced offsetting decreases in its U.S. Treasury and GSE securities balances, which have decreased $2,546, or 14.9%, and $5,142, or 66.5%, respectively, from year-end 2010.  In addition to helping achieve diversification within the Company’s investment securities portfolio, U.S. Treasury and GSE securities have also been used to satisfy pledging requirements for repurchase agreements.  Yet, during the third quarter of 2011, newly enacted legislation permitted business checking accounts to earn interest on their deposits.  This legislation prompted most of the Company’s repurchase agreement accounts to reinvest into either interest-bearing demand accounts subject to normal FDIC insurance coverage or noninterest-bearing demand accounts with unlimited FDIC insurance coverage until the end of 2012.  At September 30, 2011, the Company’s repurchase agreements decreased $37,095, or 97.3%, from year-end 2010, significantly lowering the need to secure these balances with U.S. Treasury and GSE securities.  For the remainder of 2011, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first nine months of 2011, total loan balances decreased from year-end 2010 by $26,421, or 4.1%.  Lower loan balances were mostly influenced by total consumer loans, which were down $13,348, or 10.9%, from year-end 2010 to total $109,168.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $9,517, or 16.3%, from year-end 2010.  The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 44.7% of total consumer loans at September 30, 2011.  In recent years, growing economic factors have weakened the economy and have limited consumer spending.  During this time of economic challenge, the Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure.  The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment.  The decreasing trend of auto loan balances should continue during the remainder of 2011, as the larger institutions and captive finance companies will continue to aggressively compete for a larger share of the market.

The remaining consumer loan products were collectively down $3,831, or 6.0%, which included general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.  Management will continue to place more emphasis on other loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Generating residential real estate loans remains a key focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  During the first nine months of 2011, total residential real estate loan balances decreased $8,962, or 3.8%, from year-end 2010 to total $227,916.  The decrease was mostly from the Company’s 15-, 20- and 30-year fixed-rate loans, which were down $7,335, or 4.2%, from year-end 2010.  Long-term interest rates continue to remain at historic low levels.  In recent years, the Company has experienced periods of increased refinancing demand for long-term, fixed-rate real estate loans, particularly during the first half of 2009 and the second half of 2010, as a result of the historic low rates.  Management has determined that originating long-term, fixed-rate real estate loans at such low rates would present an unacceptable level of interest rate risk.  Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its fixed-rate mortgages to the secondary market. During these heavy periods of increased refinancing in 2009 and 2010, consumers were able to take advantage of low rates and reduce their monthly costs.  During the first nine months of 2011, refinancing volume that led to secondary market sales had trended down, with 70 loans sold totaling $7,839 as compared to 84 loans sold totaling $10,469 during the first nine months of 2010.  This secondary market emphasis also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $2,163, or 9.0%, from year-end 2010.  The remaining real estate loan portfolio balances increased $536 primarily from the Company’s other variable-rate products.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market.  The Company will continue to follow this secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

The Company’s commercial loans were also down $4,111, or 1.5%, from year-end 2010.  Commercial loans include both commercial real estate and commercial and industrial loans.  Management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.  Commercial real estate, the Company’s largest segment of commercial loans, increased $1,852, or 0.8%, from year-end 2010.  This segment of loans consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate benefited most from its construction and nonowner-occupied portfolios during the first nine months of 2011, which increased $2,875, or 13.3%, and $2,030, or 3.6%, respectively, from year-end 2010. Commercial construction loans are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements. Nonowner-occupied commercial loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Nonowner-occupied loans of the Company include loans secured by apartment buildings, condominiums, hotels and motels.

Offsetting commercial real estate loan growth was a decrease in the Company’s commercial and industrial loan portfolio, which was down $5,963, or 10.8%, from year-end 2010.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The total commercial loan portfolio, including participation loans, consists primarily of rental property loans (25.5% of portfolio), medical industry loans (10.5% of portfolio), land development loans (7.0% of portfolio) and hotel and motel loans (6.9% of portfolio).  During the first nine months of 2011, the primary market areas for the Company’s commercial loan origination volume, excluding loan participations, were in the areas of Gallia, Jackson, Pike and Franklin counties of Ohio, which accounted for 39.7% of total originations.  The growing West Virginia markets accounted for 50.0% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company and normal underwriting considerations.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has continued to limit the lending opportunities within the Company's market locations. Declines in the housing market since 2009, with falling home prices and increasing foreclosures and unemployment, have continued to result in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company anticipates its overall loan growth for the remainder of 2011 to be challenged, with volume to continue at a stable to declining pace.

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

During the first nine months of 2011, the Company’s allowance for loan losses decreased $2,875 to finish at $6,511, as compared to $9,386 at year-end 2010.  This decrease in reserves was largely due to the partial charge-offs of various commercial and residential real estate loans classified as impaired and TDR’s.  As a result of management’s evaluation of the trends in the real estate market, the status of long-term, collateral dependent impaired loans and the current regulatory environment, management decided to take partial charge-offs more quickly on collateral dependent impaired loans.  As a result, total net charge-offs during the nine months ended September 30, 2011 totaled $7,730, an increase from $2,599 in net charge-offs recorded during the nine months ended September 30, 2010.  The majority of net charge-offs were recorded during the first and second quarters of 2011, totaling $4,278 and $2,332, respectively.

Net charge-offs during the first quarter of 2011 were mostly from two commercial TDR loans with one borrower, for which a $3,839 partial charge-off was recorded due to declining asset values.  Of this $3,839 in TDR loan charge-offs, approximately $2,906 had been previously allocated within the allowance for loan losses causing no additional provision expense to be charged.  This previous allocation of the allowance for loan losses was the result of GAAP and regulatory guidance, which requires the Company to perform impairment analysis of the asset values on collateral-based TDR loans.  This impairment analysis from prior periods resulted in specific allocation increases to the allowance for loan losses and corresponding increases to provision for loan losses expense.  Yet, during the first quarter of 2011, a current impairment analysis revealed further deterioration in the collateral values associated with both commercial loans. As a result, it was determined an additional $933 in provision expense was necessary to account for this impairment.  Although both commercial loans, now totaling $2,646, are considered impaired, each loan is current according to their modified terms, still accruing interest and not past due.  Therefore, these loan balances are not included as part of the Company’s total nonperforming loan balances at September 30, 2011 and December 31, 2010.  The Company will continue to perform the required impairment analysis on both commercial loans and make adjustments to the allowance for loan losses as necessary.

Net charge-offs during the second quarter of 2011 were largely recorded on various collateral-based impaired loans during the month of June, using reserves that had previously been allocated for within the allowance for loan losses.  This action came after further cash flow analysis by management and additional feedback from regulators.  In the near term, management expects to timely charge off specific reserves on collateral dependent loans.

As a result of the previously mentioned TDR loan charge-offs during the first quarter of 2011, as well as other charge-offs taken during the second quarter of 2011 on various collateral dependent impaired loans, the specific reserve allocations on TDR and impaired loans decreased $3,386 and $1,439, respectively, from December 31, 2010 to September 30, 2011. There are no loans that are collateral-dependent that have a specific allocation at September 30, 2011.  Given that a majority of these loan losses had been previously identified and specifically allocated for in periods prior to 2011, increases in provision expense were not required.  However, these TDR and impaired loan charge-offs had an immediate impact on the Company’s general allocations related to the historical loan loss factor.  This general allocation evaluates the average historical loan losses over the past 36 months and requires general allocations of the allowance for loan losses to be recorded as average loan losses increase.  During the first nine months of 2011, the Company’s annualized ratio of net charge-offs to average loans grew to 1.63%  as compared to 0.53% during the first nine months of 2010.  This change in ratio had an immediate impact on the overall increase to the Company’s general charge-off allocation, which increased $1,548 from year-end 2010, primarily within the commercial real estate and commercial and industrial loan portfolios.  Further affecting increases to the general allocations within the allowance for loan losses were the Company’s economic risk factor and classified asset allocations, which collectively increased $402 from December 31, 2010 to September 30, 2011.

The Company’s impaired loans decreased $6,649 from year-end 2010 in large part due to the commercial and residential real estate loan charge-offs previously mentioned.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.  This was the case with the previously mentioned commercial loans that were partially charged-off during the first quarter of 2011.

The Company has been successful in maintaining an acceptable level of nonperforming loans to total loans, finishing at 0.93% at September 30, 2011 as compared to 0.78% at December 31, 2010.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $5,730 at September 30, 2011, compared to $5,009 at year-end 2010.  As a result, there was minimal impact to specific allocations and corresponding provision expenses for the portfolio risks and credit deterioration of these nonperforming credits.  The Company’s nonperforming assets (which includes nonperforming loans and OREO) to total assets ratio was 1.18% at September 30, 2011 as compared to 1.11% at December 31, 2010.  Approximately 38.3% of nonperforming assets is related to two loans with one commercial borrower totaling $3,734 that was transferred into OREO during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at September 30, 2011 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

As a result of the specific reserve allocations used in the partial charge-offs of both TDR and impaired loans during the first half of 2011, the ratio of the allowance for loan losses to total loans decreased to 1.06% at September 30, 2011, compared to 1.46% at December 31, 2010.  Yet, because of the increase in net charge-offs, the Company has seen its general allocations within the allowance for loan losses strengthen, with its general allocations to total loans increasing from 0.65% at December 31, 2010 to 0.99% at September 30, 2011.  Management believes that the allowance for loan losses at September 30, 2011 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of “core” deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Core deposit balances include interest-bearing demand, savings, money market and noninterest-bearing deposits.  Core relationship deposits are considered by management as a primary source of the Bank’s liquidity.  The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank.  The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in interest-bearing NOW, savings, money market and noninterest-bearing demand accounts at September 30, 2011 than at December 31, 2010, while a lesser portion has resulted in brokered and retail time deposits during the same period.

Total deposits increased $11,721, or 1.7%, to finish at $706,502 at September 30, 2011.  The increase came mostly from a significant portion of the Company’s repurchase agreement funds reinvesting into interest- and noninterest-bearing deposit accounts.  Prior to 2011, banking regulations (Regulation Q) prohibited the payment of interest on commercial demand deposit accounts.  In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act laws were announced, which created significant changes in the area of financial reform.  One of those changes was the repeal of Regulation Q, which took effect in the third quarter of 2011, and now permits banks to pay interest on its business checking accounts.  The Company evaluated the effects of this new change to its business deposit account relationships, particularly within its repurchase agreement borrowings.  Repurchase agreements are financing arrangements with business accounts that have overnight maturity terms.  These overnight funds are paid a rate of interest and require various securities to be pledged as collateral.  During the third quarter of 2011, the Company began offering to its repurchase agreement depositors the opportunity to reinvest their balances into one of two products:  1) a higher-yielding, interest-bearing demand deposit (Commercial NOW) account that would be subject to standard FDIC insurance coverage, or 2) a noninterest-bearing demand deposit (business checking) account that would have unlimited FDIC insurance coverage up to the end of 2012.  As a result, the Company saw the majority of its repurchase agreement balances shift into its core deposit segment.  At September 30, 2011, the Company’s interest-free funding source, noninterest-bearing demand deposits, had increased $34,173, or 37.2%, from year-end 2010, with the majority coming from its business checking account growth from the reinvestment of repurchase agreement balances.  Also at September 30, 2011, the Company’s interest-bearing demand deposit (NOW) accounts had increased $12,563, or 12.3%, from year-end 2010, mostly within the commercial NOW account product that received reinvested dollars from repurchase agreement balances.  Conversely, the Company’s repurchase agreements have decreased from $38,107 at December 31, 2010 to just $1,012 remaining at September 30, 2011.  The Company will continue to promote the two business product opportunities to its remaining repurchase agreement account relationships.  Not only does this provide the Company’s business account relationships with options to better suit their needs, it also fits in its preference to grow core deposits and to establish more solid customer relationships.

Further contributing to core deposit growth within the Company’s NOW account deposits during the nine months ended September 30, 2011 were increases in public fund account balances, which were up $5,716, or 10.0%, from year-end 2010.  This increase was largely driven by public fund balances related to local city and county school construction projects within Gallia County, Ohio.  While the Company feels confident in the relationships it has with its public fund customers, these balances will continue to experience “larger” fluctuations than other deposit account relationships due to the nature of the account activity.  Larger public fund balance fluctuations are, at times, seasonal and can be predicted while most other large fluctuations are outside of management’s control.  The Company values these public fund relationships it has secured and will continue to market and service these accounts to maintain its long-term relationship.

Core deposit growth also came from the Company’s interest-bearing savings account balances, which increased $5,162, or 12.1%, from year-end 2010, coming primarily from its statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate have become close enough for the customer to invest their balances into a more liquid product such as a statement savings account.

Additional interest-bearing deposit growth came from money market accounts, which were up $3,533, or 2.4%, from year-end 2010.  The increase came largely from the Company’s Market Watch product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.  Most recently, the Company offered a special six-month introductory rate offer of 2.00% APY during 2010’s third quarter for new Market Watch accounts.  This special offer was well received by the Bank’s customers and contributed to elevating money market balances during the second half of 2010.  The promotion ended during the first quarter of 2011, and the interest rate adjusted down to a current market rate.  A portion of deposits have been retained since the lowering of the rate as Market Watch balances are up $3,093, or 2.1%, from year-end 2010.

Partially offsetting core deposit growth from year-end 2010 were decreases in the Company’s time deposit balances due to increased maturity runoff of CD’s.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 44.5% of total deposits at December 31, 2010.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  As a result, time deposits represented 37.6% of total deposits at September 30, 2011.  During the first nine months of 2011, time deposits decreased $43,710, or 14.1%, from year-end 2010.  With loan balances down 4.1% from year-end 2010, the Company has not needed to employ aggressive funding measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels from 2009 and 2010, the Company has seen the cost of its retail CD balances continue to reprice downward (as a lagging effect to the actions by the Federal Reserve) to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $24,560 from year-end 2010.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $19,150 from year-end 2010.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

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

Securities Sold Under Agreements to Repurchase

Repurchase agreements, which are financing arrangements that have overnight maturity terms, were down $37,095, or 97.3%, from year-end 2010.  As previously mentioned, the decrease was mostly due to newly enacted legislation during the third quarter of 2011 which permits banks to now pay interest on its business checking accounts.  The Company’s repurchase agreement depositors took advantage of two interest-bearing and noninterest-bearing products to reinvest their dollars.  As of September 30, 2011, there was $1,012 in repurchase agreement balances remaining.  The Company will continue to promote the two business products to its remaining repurchase agreement customers.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs.  Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes.  During the first nine months of 2011, other borrowed funds were down $6,277, or 22.6%, from year-end 2010.  While net loan demand continues to be on a declining pace during 2011, management used the deposit proceeds from the first quarter’s seasonal tax activity to repay FHLB borrowings.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors.  Total shareholders' equity at September 30, 2011 of $71,086 was up $2,958, or 4.3%, as compared to the balance of $68,128 at December 31, 2010.  Contributing most to this increase was year-to-date net income of $4,474, partially offset by cash dividends paid of $2,520, or $.63 per share, during the first nine months of 2011.  The Company had treasury stock totaling $15,712 at September 30, 2011, unchanged from year-end 2010.

Comparison of Results of Operations
For the Three and Nine Months
Ended September 30, 2011 and  2010

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months and nine months ended September 30, 2011 compared to the same periods in 2010. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the third quarter of 2011, net interest income increased $74, or 0.9%, as compared to the third quarter of 2010, while the Company’s net interest income during the nine months ended September 30, 2011 continued to exceed the previous year, increasing $644, or 2.6%, over the first nine months of 2010.  Both quarterly and year-to-date increases were largely due to continued lower funding costs impacted by a low interest rate environment combined with average earning asset growth of 3.5% as compared to the first nine months of 2010.  Average earning asset growth came primarily from the Company’s deposit balances held with the Federal Reserve Bank and investment securities.

Total interest income decreased $745, or 6.5%, during the third quarter of 2011, and decreased $1,730, or 4.6%, during the first nine months of 2011, as compared to the same periods in 2010.  This drop in interest earnings was largely due to a decrease in average loan balances, which decreased $25,573, or 3.9%, when comparing average balances during the first nine months of 2011 to the first nine months of 2010.  This decrease in average loans came mostly from its consumer loan portfolio, particularly with auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.  This decrease in loans has contributed to a $322, or 11.9%, decrease in consumer interest and fee revenue during the third quarter of 2011 and a $918, or 10.2%, decrease in consumer interest and fee revenue during the nine months ended September 30, 2011, as compared to the same periods in 2010.  The Company also experienced average loan decreases in its residential real estate loan portfolio, which has been largely impacted by management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $225, or 5.7%, decrease in real estate interest and fee income during the third quarter of 2011, and a $625, or 5.3%, decrease in real estate interest and fee income during the nine months ended September 30, 2011, as compared to the same periods in 2010.

Included in consumer loan interest income were fees associated with the Company’s RAL tax loan originations.  The Company’s participation with a third-party tax software provider has given the Bank the opportunity to make RALs during the tax refund loan season, typically from January through March.  RALs are short-term cash advances against a customer's anticipated income tax refund.  During the first nine months of 2011, the Company recognized $561 in RAL fees, compared to $655 during the first nine months of 2010, a decrease of $94, or 14.4%.  The majority of this decrease occurred in the second quarter activity, as the Company had much lower levels of excess RAL reserves in the second quarter of 2011 compared to the same quarter in 2010.

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

On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RAL loans through third parties following the completion of the current tax filing season of 2011.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the "IRS") to cease providing debt indicator information.  In response to the FDIC's expressions of concern, on February 8, 2011, the Bank determined to discontinue offering RALs through unrelated third-party vendors after April 19, 2011.  Thus, the Bank’s termination of this product will negatively affect the Company’s results of operations in 2012.  The FDIC's concern and recommendation does not affect the Bank's offering of other tax refund products, such as ERC’s and ERD’s.  The Bank will, therefore, continue offering ERC’s and ERD’s.  Furthermore, the FDIC’s recommendation does not affect the offerings of RALs by Loan Central.  Although the Bank has not fully determined what the effects of exiting the RAL business might have on its ERC/ERD business in 2012, it does anticipate competitive pressures on pricing that could have a negative effect on earnings from future ERC/ERD transactions.

Further contributing to lower interest and dividend income during the quarterly and year-to-date periods ended September 30, 2011 was a decrease in the yields earned on average earning assets.  The average yield on earning assets decreased 26 basis points during the third quarter of 2011 to finish at 5.49%, and decreased 48 basis points during the first nine months of 2011 to finish at 5.48%, as compared to the same periods in 2010.  This negative effect reflects the impact felt from higher liquidity levels and lower loan demand.  During the first nine months of 2011, loan balances have continued to decline while excess funds have increased as a result of deposit growth experienced during the second half of 2010 and from an increased volume of short-term tax refund deposits during the first quarter of 2011.  The Company has invested the majority of the excess funds into its interest-bearing Federal Reserve Bank clearing account, yielding just 0.25%.  While these increases in Federal Reserve Bank balances contributed most to the Company’s 3.5% average earning asset growth during the first nine months of 2011, as compared to the same period in 2010, these balances also contributed most to the decrease in earning asset yields, with the majority of the Company’s earning asset growth yielding just 0.25%.  The intention for these short-term Federal Reserve Bank balances that are not related to tax refund clearing items or other seasonal deposits is to re-invest them into future loan growth or longer-term securities with higher interest rate yields to improve the net interest margin.

The Company’s total interest expense decreased $819, or 24.6%, during the third quarter of 2011, and decreased $2,374, or 22.9%, during the first nine months of 2011, as compared to the same periods in 2010.  The benefits of lower interest expense are the result of lower rates paid on interest-bearing liabilities.  The Federal Reserve continues to hold the prime interest rate at 3.25%, and the target federal funds rate remains at a range from 0.0% to 0.25%.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, including public fund NOW, Gold Club and Market Watch accounts.  Interest rates on CD balances have also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates from 2008), which have lowered funding costs during the three and nine-month periods ended September 30, 2011, as compared to the same periods in 2010.  The Company also continues to experience a deposit composition shift from a higher level of CD balances of a year ago, with weighted average costs of 2.2%, to a higher deposit composition of core deposit balances that include NOW, money market, and savings accounts, with weighted average costs of 0.95% at September 30, 2011.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Company’s total weighted average funding costs have decreased 46 basis points from 1.68% at September 30, 2010 to 1.22% at September 30, 2011.

During the nine months ended September 30, 2011, the decline in asset yields exceeded the decline in funding costs, causing the Company’s year-to-date net interest margin to decrease 4 basis points from 4.22% at September 30, 2010 to 4.18%.  However, the third quarter 2011 net interest margin improved to 4.21%, a 12 basis point increase when compared to the previous year’s third quarter margin of 4.09% in 2010.  The improvement was impacted by a change in average Federal Reserve Bank balances from $62,371 during the second quarter of 2011 to $39,649 during the third quarter of 2011.  This is compared to an increase of $8,354 when comparing 2010’s third quarter average Federal Reserve Bank balance to

2010’s second quarter average balance.  This decrease in lower-yielding Federal Reserve Bank balances combined with higher amounts of lower costing, core deposit balances of NOW, savings and noninterest-bearing demand accounts enhanced the net interest margin.  The Company will continue to focus on re-deploying these balances into higher yielding instruments as opportunities arise.  Net interest margin will benefit if these deposits with the Federal Reserve Bank can be re-invested in loans and other longer-term, higher yielding investments.  It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past year has seen the banking industry under continued stress due to declining real estate values and asset impairments.  The Company believes it is reasonably possible the prime interest rate and the federal funds rate will remain at their historically low levels for the rest of 2011. However, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change be prompted by the Federal Reserve Board, as such changes are dependent upon a variety of factors that are beyond the Company's control.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the three and nine months ended September 30, 2011.  The Company continues to recognize higher provision expense on a year-to-date basis, increasing $988, or 25.6%, during the nine months ended September 30, 2011 as compared to the same period in 2010.  Yet, the Company benefited from lower provision expense during the three months ended September 30, 2011, decreasing $1,073, or 48.2%, as compared to the same period in 2010.  The quarter-to-date decrease was largely the result of four commercial loans that were reviewed for impairment during the third quarter of 2010 based on deteriorating credit quality conditions and payment performance difficulties.  The 2010 analysis of these four loans identified a total deficiency in impairment of $1,440 that required a specific allocation of the allowance for loan losses and a corresponding increase to provision expense.  This allocation in 2010 is compared to having no significant specific allocation adjustments during the third quarter of 2011.  The third quarter 2011 net charge-offs of $1,120 were recognized primarily on the Company’s smaller balance, homogenous loans within the residential real estate and consumer portfolios, for which no specific allocations had been reserved within the allowance for loan losses.

Provision expense during the year-to-date 2011 has increased in large part due to increases in both net charge-offs and general allocations.  During the first nine months of 2011, the Company’s net charge-offs totaled $7,730, an increase from the $2,599 in net charge-offs recognized during the first nine months of 2010. This increase was largely due to the partial charge-offs of various commercial and residential real estate loans classified as impaired and TDR’s. Management believed these charge-offs of collateral dependent loans were necessary given the status of the economy and the customers’ continued financial weakness.  The largest of these charge-offs occurred during the first quarter of 2011, when the Company partially charged off $3,839 on two commercial loans classified as TDR’s from one relationship due to a continued deterioration in collateral values.  Of this partially charged-off amount, a specific allocation of approximately $2,906 already had been reserved in the allowance for loan losses from prior impairment analysis.  A current analysis of the loans’ collateral values revealed a $933 impairment that required a corresponding increase to provision expense that was used to absorb part of the $3,839 write-down during the first quarter of 2011.

The Company continues to monitor and make loan modifications to certain TDR’s that will ease payment performance pressures off of the borrower.  GAAP guidance requires an impairment analysis to be performed on loans classified as TDR’s, which includes the evaluation of collateral values that could potentially reveal impairment.  For TDR’s that have had existing loan terms modified, an impairment analysis would also be measured by comparing the present value of expected future cash flows discounted at the loan’s effective interest rate to the cash flows based on the original contractual terms of the loan.  The difference between the two measurements results in an impairment charge.  Any impairment deficiency resulting from either analysis method would require a specific allocation of the allowance for loan losses and a corresponding increase to provision for loan losses expense.

As a result of the previously mentioned TDR and impaired loan charge-offs, the specific allocations on TDR and impaired loans decreased $3,386 and $1,439, respectively, from December 31, 2010, which eliminated the need for a corresponding increase in provision expense.  However, the charge-offs had an immediate impact on the Company’s general allocations related to the historical loan loss factor.  This factor evaluates the average historical loan losses over the past 36 months.  As a result of the $5,131 increase in net charge-offs during the first nine months of 2011 as compared to the first nine months of 2010, the general allocation for commercial and residential real estate loans increased to $4,865 at September 30, 2011 from $2,699 at December 31, 2010, requiring an increase in provision expense during the nine months ended September 30, 2011.  This allocation was not materially different at September 30, 2011 as compared to June 30, 2011.  These charge-off amounts will impact the amount of the Company’s loan loss allowance for three years.

In large part to the increase in net charge-offs during 2011, the allowance for loan losses finished at 1.06% of total loans at September 30, 2011, as compared to 1.46% at December 31, 2010.  Yet, management believes that the allowance for loan losses was adequate at September 30, 2011 to absorb probable losses in the portfolio.  Furthermore, the increase in net charge-offs has resulted in a strengthening of the Company’s general allocations within the allowance for loan losses, with the general allocations to total loans increasing from 0.65% at December 31, 2010 to 0.99% at September 30, 2011.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

 Noninterest Income

Noninterest income for the three months ended September 30, 2011 was $1,058, a decrease of $324, or 23.4%, from the same quarterly period in 2010.  Noninterest income for the nine months ended September 30, 2011 was $6,404, an increase of $1,633, or 34.2%, from the same year-to-date period in 2010.  The decrease in the third quarter was largely attributed to impairment charges taken on two commercial real estate foreclosed properties classified as OREO.These losses were the result of a recent re-evaluation of the carrying values for both OREO properties.  Based on weakened market conditions, management applied a discount to the appraised value of the properties and increased the estimated liquidation expenses associated with both properties.  The result was a $480 impairment charge that was recorded in September 2011 and contributed to the higher quarterly and year-to-date losses on sale of OREO.  For the three months ended September 30, 2011, OREO losses were $474, an increase of $391 in losses from the same period in 2010.  For the nine months ended September 30, 2011, OREO losses were $464, an increase of $304 in losses from the same period in 2010.

For the nine months ended September 30, 2011, the successful growth in noninterest revenue was largely due to increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the nine months ended September 30, 2011, the Company’s ERC/ERD fees increased by $1,760, or 227.7%, as compared to the same period in 2010.  The increase was due to a volume increase in the number of ERC/ERD transactions that were processed during the first and second quarters of 2011.  For the 2011 tax season, the tax software provider was able to expand the number of tax preparers utilizing its software, which contributed to the volume increase.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income was recorded during the first half of 2011.

The Company also experienced noninterest income growth from its debit and credit interchange income, which increased $103, or 39.0%, during the third quarter of 2011, and $290, or 40.2%, during the first nine months of 2011, as compared to the same periods in 2010.  The volume of transactions utilizing the

Company’s credit card and Jeanie® Plus debit card continued to increase from a year ago.  Beginning in the second half of 2010, the Company began offering incentive-based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria.  In addition, similar incentives were introduced to the Company’s Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending.  While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company’s emphasis on growing and enhancing its customer relationships.

The remaining noninterest income categories were down $34, or 2.8%, during the third quarter of 2011, and down $113, or 3.3%, during the first nine months of 2011, as compared to the same periods in 2010.  These changes were impacted mostly by lower overdraft fee income, lower mortgage banking income and lower loan insurance income due to the decline in loan demand, which has limited insurance sale opportunities.

Noninterest Expense

Noninterest expense during the third quarter of 2011 increased $138, or 2.0%, as compared to the same period in 2010.  Noninterest expense during the first nine months of 2011 increased $360, or 1.7%, as compared to the same period in 2010.  Contributing most to the growth in net overhead expense were higher salaries and employee benefits as well as data processing expenses associated with the use of technology.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $174, or 4.4%, during the third quarter of 2011, and increased $396, or 3.3%, during the first nine months of 2011, as compared to the same periods in 2010.  The increases were largely due to annual merit increases, increased health insurance benefit costs, and higher salary and payroll taxes.  The Company has experienced a relatively stable full-time equivalent employee base from a year ago, finishing with 278 full-time equivalent employees on staff at September 30, 2011, as compared to 277 employees at September 30, 2010.

The Company also realized increases to its data processing expenses, which are up $70, or 33.7%, during the three months ended September 30, 2011, and $116, or 18.9%, during the nine months ended September 30, 2011, as compared to the same periods in 2010. The Company continues to take great strides in utilizing the growing technology offered to financial institutions to enhance its loan and deposit products to better serve its customers.  Data processing costs include processing services for the Company’s debit and credit cards as well as online and mobile banking technology.

The Company experienced an $84, or 31.7%, decrease in its FDIC assessment expense during the three months ended September 30, 2011, which limited the overall year-to-date increase to just $7, or 0.9%, during the nine months ended September 30, 2011, as compared to the same periods in 2010.  During the fourth quarter of 2009, the FDIC approved an alternative to future special assessments, which was to have all banks prepay twelve quarters worth of FDIC assessments.  On December 30, 2009, the Company prepaid its assessment in the amount of $3,567. The prepayment, which included assumptions about future deposit and assessment rate growth, was based on third quarter 2009 deposits. The prepaid amount is being amortized over the entire prepayment period.  The monthly expense associated with this prepaid FDIC insurance increased during the first and second quarters of 2011 in relation to growing deposit and assessment assumptions.  Beginning April 1, 2011, the assessment base for deposit insurance premiums changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules changed.  The new assessment method has afforded the Company lower net premium assessments during the third quarter of 2011.  While the Company has benefited from having its FDIC insurance expense amortized over twelve quarters, continued declines in the Deposit Insurance Fund could result in the FDIC imposing additional assessments in the future, which could adversely affect the Company's capital levels and earnings.

Various noninterest expense categories decreased from a year ago to partially offset the year-to-date payroll, data processing and FDIC assessment expense increases.  Occupancy and furniture/equipment costs decreased $64 during the year-to-date period ended September 30, 2011, as compared to the same period in 2010.  The decrease is largely due to declining depreciation expense on purchased equipment from prior years based on a declining balance method that accelerates depreciation costs in the early stages of the assets’ useful life.  With no significant equipment purchases during 2011, the acceleration effect of depreciation has decreased.  Other noninterest expense items have also decreased $95 during the year-to-date period ended September 30, 2011, as compared to the same period in 2010.  This decrease was largely from non-recurring capital planning costs incurred by the parent company during the first half of 2010 that increased legal, accounting and consulting fees.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income.  Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  A strong net interest income due to lower funding costs combined with higher noninterest income from ERC/ERD fees has had a positive effect on efficiency during the nine months ended September 30, 2011.  As a result, revenue levels have outpaced overhead expense, which has caused the year-to-date efficiency ratio to decrease (improve) from the prior year-to-date period ending September 30, 2010.  The efficiency ratio during the nine months ended September 30, 2011 decreased to 65.3% from the 69.1% experienced during the nine months ended September 30, 2010.    However, the third quarter efficiency ratio increased to 74.9% during 2011 compared to 71.5% during the third quarter of 2010.  A non-recurring OREO impairment charge of $408 recorded in September 2011 contributed to a higher overhead expense during the third quarter of 2011 and led to the elevated efficiency ratio.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

	Company Ratios
	9/30/11	12/31/10	Regulatory Minimum
Tier 1 risk-based capital	13.9%	13.3%	4.00%
Total risk-based capital ratio	15.0%	14.5%	8.00%
Leverage ratio	9.9%	9.3%	4.00%

Cash dividends paid of $2,520 during the first nine months of 2011 represent a 0.4% increase over the cash dividends paid during the same period in 2010.  The quarterly dividend rate in 2011 was $0.21 per share, unchanged from the $0.21 per share paid in 2010.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $145,886, represented 17.7% of total assets at September 30, 2011. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2011, the Bank could borrow an additional $133,486 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2011, this line had total availability of $47,539. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows contained in this Form 10-Q.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans generally consist of loans with balances of $200 or more on nonaccrual status or nonperforming in nature. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

Commercial and industrial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises. Commercial and industrial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations. The Company's risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclosure, which may require the Company to write-down the value significantly to sell.

Commercial real estate consists of nonfarm, nonresidential loans secured by owner-occupied and nonowner-occupied commercial real estate as well as commercial construction loans. An owner-occupied loan relates to a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans that are dependent on cash flows from operations can be adversely affected by current market conditions for their product or service. A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Commercial construction loans consist of borrowings to purchase and develop raw land into one- to four-family residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value, which may be absorbed by the Company.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2011 Percentage Change in Net Interest Income	December 31, 2010 Percentage Change in Net Interest Income
+300	(2.54%)	(2.47%)
+200	(1.54%)	(1.66%)
+100	(.68%)	(.95%)
-100	(2.49%)	(2.32%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  Presently, management attempts to sell most fixed rate residential mortgages to the secondary market.  However, the underwriting criteria for secondary market loans continues to become more restrictive.  As a result, we book a portion of the fixed rate mortgages originated, which contributes to our liability sensitive position.  The exposure to rising interest rates at September 30, 2011 was comparable to year end.  Net interest income decreases in a declining rate environment due to the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  Overall, management is comfortable with the current interest rate risk profile, which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2011.

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2011.

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

OHIO VALLEY BANC CORP.
Date:	November 9, 2011	By:	/s/Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Date:	November 9, 2011	By:	/s/Scott W. Shockey
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

101*
The following financial statements from Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 9, 2011, formatted in XBRL:  (i) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 (unaudited); (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2011 and 2010 (unaudited); (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (v) Notes to Consolidated Financial Statements tagged as blocks of text. *

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.