Form 10-K
period 2011-12-31
OHIO VALLEY BANC CORP
filed 2012-03-15
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
YES ☑   NO ☐

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
YES ☐   NO ☒

    Based on the closing sales price of $17.46 per share on June 30, 2011, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $64,473,425.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of March 8, 2012 was 4,029,439.

Documents Incorporated By Reference:

(1)	Portions of the 2011 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC”.  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. (“Loan Central”) and Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), which engage in lending and insurance agency services, and two wholly-owned subsidiary trusts formed solely to issue trust preferred securities.  Ohio Valley also owns a minority interest in an insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 91.8%, 92.9% and 93.4% of total consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2011, Ohio Valley’s consolidated assets approximated to $804,177,000, and total shareholders’ equity approximated to $71,843,000.

Ohio Valley is also permitted to engage in certain non-banking activities under the provisions of the Gramm-Leach-Bliley Act (“GLB Act”), such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities.  The Company presently engages in insurance underwriting activities through a minority interest in ProAlliance Corp.  Ohio Valley also has an insurance agency in Ohio Valley Financial Services that is used to facilitate the commission receipts on insurance sold by the Bank and Loan Central.  Management will consider opportunities to engage in additional nonbanking activities as they arise.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fourteen offices located in Ohio and West Virginia, all of which offer automatic teller machines (ATMs).  Seven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2011.

The Bank is primarily engaged in commercial and retail banking.  The Bank is a full-service financial institution offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank offers credit card services.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  In addition to originating loans, the Bank invests in U.S. government and agency obligations, interest-bearing deposits in other financial institutions, and other investments permitted by applicable law.

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

Business of Loan Central

Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services.  Loan Central presently has seven offices, all located within southeastern Ohio.

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

Variable Interest Entities

    Ohio Valley owns two special purpose entities, Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III.  Together, these Trusts have issued an aggregate $13,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trusts in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trusts I and III is located in Ohio Valley’s 2011 Annual Report to Shareholders under “Note H – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2011.

Financial Information

 Financial information regarding the Company as of December 31, 2011 and 2010 and results of operations for the past three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2011.

Lending Activities

The Company’s loan portfolio decreased $43,014,000 to finish at $598,308,000 in 2011.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  Commercial  loans decreased $17,272,000, or 6.1%, while consumer loans and residential real estate loans decreased $15,353,000, or 12.5%, and $10,389,000, or 4.4%, respectively, as compared to 2010.  Consolidated interest and fee revenue from loans accounted for 80.49%, 82.52%, and 79.82% of total consolidated revenues in 2011, 2010 and 2009, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of U.S. Treasury, U.S. government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.10%, 5.62% and 6.32% of total consolidated revenues in 2011, 2010 and 2009, respectively. The Company currently does not engage in trading account activity.

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

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund loan service in 2006, in which it serves as a facilitator for the clearing of tax refunds for a single tax software provider.  A tax refund clearing agreement between the Bank and software provider requires the Bank to process electronic refund checks (“ERC’s”) and electronic refund deposits (“ERD’s”) presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank will, in turn, receive a fee paid by the third-party tax software provider for each transaction that is processed.  During the year ended 2011, the Company’s ERC/ERD fees totaled $2,559,000, an increase of $1,779,000, or 228.1%, as compared to the same period in 2010. For the 2011 tax season, the tax software provider was able to expand the number of tax preparers utilizing its software, which contributed to the volume increase in the number of ERC/ERD transactions that were processed. As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will generally be recorded during the first half of the fiscal year, with only minimal income recorded thereafter.

Competition

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  The principal factors of competition for the Company’s banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services.  The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike, Lawrence and Meigs Counties of Ohio as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Vinton, Scioto and Ross.  Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.

Loan Central’s market presence further strengthens the Company’s ability to compete in the Gallia, Jackson, Lawrence and Pike Counties by serving a consumer base which may not meet the Bank’s credit standards.  Loan Central also operates in Scioto and Ross counties of Ohio, which is outside the Bank’s primary market area.  With the exception of Loan Central’s tax refund loan activities and the Bank’s ERC/ERD activities, the Company’s business is not seasonal, nor is it dependent upon a single or small group of customers.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  This new law is significantly changing the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

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

In addition, new regulations regarding debit card fees were enacted by the Federal Reserve in October 2011.  The new rules cap debit card interchange fees for banks with $10 billion or more in assets and prohibit network exclusivity arrangements and routing restrictions.  Although the fee standards do not apply to Ohio Valley, competition and other market forces may result in a loss of revenue to us from these fees.

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

The term “covered transaction” includes the making  of  loans to the affiliate, the purchase  of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

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

Various requirements and restrictions under the laws of the United States, the State of Ohio and the State of West Virginia affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

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

The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  In December 2010 and January 2011, the Basel Committee released a new framework, referred to as “Basel III.”  The banking regulators are considering the extent to which they will apply the Basel III principles to smaller financial institutions, such as Ohio Valley and the Bank.

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

The deposits of the Bank are insured up to statutorily prescribed limits by the FDIC, generally up to a maximum of $250,000 per separately insured depositor and, until December 31, 2012, with no limit for non-interest bearing transactional accounts.  Insurance premiums for insured institutions are determined based upon the member's capital level and supervisory rating provided to the FDIC by the bank's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund (“DIF”).  Until a change in regulations adopted by the FDIC in February 2011, the assessment rate determined by considering such factors was then applied to the amount of the bank's deposits to determine the bank's insurance premium.  On April 1, 2011, the assessment base was changed from total domestic deposits to average total assets minus average tangible equity.  The new regulations also change the assessment for larger institutions and the assessment rate schedules.

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

Employees

As of December 31, 2011, Ohio Valley and its subsidiaries  had  approximately 285 full-time equivalent employees and officers.  Management  considers  its  relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2011 Annual Report to Shareholders, which are incorporated herein by reference.

I.           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;  INTEREST RATES AND INTEREST DIFFERENTIAL

A.&B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2011, 2010 and 2009 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2011 and 2010 is incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2011	2010	2009
Securities Available for Sale
U.S. Treasury securities	$5,513	$17,079	$10,557
U.S. Government sponsored entity securities	2,559	7,731	34,122
Agency mortgage-backed securities, residential	77,598	61,029	39,189
Total securities available for sale	$85,670	$85,839	$83,868
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$22,825	$22,149	$16,553
Agency mortgage-backed securities, residential	23	29	36
Total securities held to maturity	$22,848	$22,178	$16,589

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.           LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Residential real estate	$ 226,489	$ 236,878	$ 242,975	$ 252,693	$ 250,483
Commercial real estate	219,456	226,622	211,004	198,559	196,523
Commercial and industrial	45,200	55,306	66,958	52,022	62,039
Consumer	107,163	122,516	130,419	127,117	128,058
	$ 598,308	$ 641,322	$ 651,356	$ 630,391	$ 637,103

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans”, within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

C. 1.
Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $726,000, $1,255,000 and $1,541,000 for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.  The amount of interest income that was included in net income recorded on such loans was $456,000, $717,000 and $1,305,000 for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming and Past Due Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2011 and 2010, there were no loans that are not already included in “Table V - Summary of Nonperforming and Past Due Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2011, 2010 or 2009.

4.
Loan Concentrations - As of December 31, 2011 and 2010, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2011, located in Ohio Valley’s 2011 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2011 and 2010, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Balance, beginning of year	$9,386	$8,198	$7,799	$6,737	$9,412
Loans charged off:
Residential real estate	1,649	971	1,172	225	422
Commercial real estate	2,298	2,766	59	950	3,987
Commercial and industrial	4,725	191	568	214	15
Consumer	1,750	1,951	2,532	2,140	1,617
Total loans charged off	10,422	5,879	4,331	3,529	6,041

Recoveries of loans:
Residential real estate	198	40	41	61	166
Commercial real estate	1,394	70	58	----	131
Commercial and industrial	1,127	25	672	95	117
Consumer	765	1,061	747	719	700
Total recoveries of loans	3,484	1,196	1,518	875	1,114

Net loan charge-offs	(6,938)	(4,683)	(2,813)	(2,654)	(4,927)
Provision charged to operations	4,896	5,871	3,212	3,716	2,252
Balance, end of year	$7,344	$9,386	$8,198	$7,799	$6,737
Ratio of net charge-offs to average loans outstanding	1.11%	.72%	.44%	.42%	.78%
Ratio of allowance for loan losses to
non-performing assets	99.34%	99.72%	76.98%	78.25%	171.77%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption “Allowance for Loan Losses and Provision Expense” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

V.           DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2011, 2010, or 2009.

D.	Schedule of Maturities - The following table provides a summary of total time deposits by remaining maturities for the fiscal year ended December 31, 2011 and 2010:

December 31, 2011		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Certificates of deposit of $100,000 or greater	$19,430	$7,159	$27,706	$49,544
Other time deposits of $100,000 or greater	2,887	3,314	3,413	7,606
Total time deposits of $100,000 or greater	$22,317	$10,473	$31,119	$57,150

December 31, 2010		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Certificates of deposit of $100,000 or greater	$18,588	$15,501	$38,425	$63,183
Other time deposits of $100,000 or greater	2,404	1,511	5,012	7,765
Total time deposits of $100,000 or greater	$20,992	$17,012	$43,437	$70,948

VI.           RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table X - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

VII.           SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)	2011		2010	2009

Balance outstanding at period-end	$	----	$38,107	$31,641
Weighted average interest rate at period-end		.00%	.15%	.25%
Average amount outstanding during year		$19,196	$26,991	$27,540
Approximate weighted average interest rate
during the year		.09%	.21%	.27%
Maximum amount outstanding as of any
month-end		$36,680	$38,107	$32,718

Newly enacted banking regulations during the third quarter of 2011 permitted the Company to begin paying interest on its business checking accounts and contributed to the decrease in securities sold under agreements to repurchase balances.

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

The discontinuance of tax refund services pursuant to an arrangement with a single tax software provider could have an adverse effect on our net income.

Through our relationship with a single tax software provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive a refund anticipation loan (“RAL”) or an ERC/ERD.  In return, the Bank charges a fee for the service.  For the 2011 tax season, the Company recorded RAL fee income of $561,000 and ERC/ERD fee income of $2,559,000.

On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RALs through third parties following the completion of the current tax filing season.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the "IRS") to cease providing debt indicator information.  The debt indicator information provided an indication of whether an individual taxpayer would have any portion of the anticipated tax refund offset for delinquent taxes or other debts, such as unpaid child support or delinquent federally funded student loans.  In response to the FDIC's expressions of concern, the Bank discontinued offering RALs through unrelated third-party vendors after April 19, 2011.  As a result, the Bank’s termination of this product will have a negative affect on its results of operations.  The Bank will, though, continue offering ERCs and ERDs through its tax refund clearing agreement with the current software provider.

The Company will continue to face risks within its ERC/ERD business that could potentially terminate its agreement with the third-party software provider.  These risks include not being able to perform the required ERC/ERD clearing services and/or regulatory scrutiny that could lead to a discontinuation in offering the ERC/ERD product.  Also, having an agreement with just one single tax software provider would significantly reduce the Company’s ability to offer ERC’s and ERD’s due to limited alternatives of replacement.  The termination of the ERC/ERD product would have a negative effect on earnings.

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

Beginning in the latter half of 2007, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn.  The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures.  The credit performance of all types of mortgage and real estate assets, including loans and equity securities, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many financial institutions have been forced to seek additional capital or to merge with larger and stronger institutions.  Some financial institutions have failed.

Concerns over the stability of the financial markets and the economy caused some financial institutions to reduce their lending to customers and to each other.  This tightening of credit led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  It has also become more difficult to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio.

While some improvements in the U.S. economy have occurred, housing prices are still depressed and unemployment remains high compared to levels prior to the recession.  Debt concerns in Europe have added to volatility in the capital markets and concerns over whether improvements in the U.S. economy will continue.  Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty.  A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers.  As a result, we may experience increased delinquencies, foreclosures and customer bankruptcies, as well as decreased loan demand.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  This new law is significantly changing the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

·  the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

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

In addition, new regulations regarding debit card fees were enacted by the Federal Reserve in October 2011.  The new rules cap debit card interchange fees for banks with $10 billion or more in assets and prohibit network exclusivity arrangements and routing restrictions.  Although the fee standards do not apply to Ohio Valley, competition and other market forces may result in a loss of revenue to us from these fees.

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

Effective April 1, 2011, the assessment base was changed from total domestic deposits to average total assets minus average tangible equity.  The new regulations also change the assessment for larger institutions and the assessment rate schedules.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional financial institution failures, we may be required to pay even higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

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

Not applicable

ITEM 2 - PROPERTIES

Ohio Valley does not own or lease any real or personal property.

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns six financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia.  The Bank leases seven additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.), Columbus (Franklin Co.) and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), and Huntington (Cabell Co.) in West Virginia.   The Bank also owns and operates twenty-six ATMs, including twelve off-site ATMs.  Furthermore, the Bank owns a facility and leases two facilities in Gallipolis (Gallia Co.), Ohio which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), Ohio and leases a facility in Point Pleasant (Mason Co.), West Virginia which are both leased out to third parties.

Loan Central conducts its consumer finance operations through seven offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point and Ironton (Lawrence Co.), Wheelersburg (Scioto Co.) and Chillicothe (Ross Co.), all in Ohio.  All of these facilities are leased by Loan Central, except for the Wheelersburg (Scioto Co.) facility.  Loan Central leases a portion of its Wheelersburg (Scioto Co.) facility to a third party.  Ohio Valley Financial Services also conducts business within Loan Central’s Jackson (Jackson Co.) facility.

Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank, Loan Central and Ohio Valley Financial Services’ leased facilities are all subject to commercially standard leasing arrangements.

  Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2011, located in Ohio Valley’s 2011 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Ohio Valley or any of its subsidiaries is a party, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Summary of Common Stock Data” and “Performance Graph” located in Ohio Valley’s 2011 Annual Report to Shareholders and “Note N - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2011 located in Ohio Valley’s 2011 Annual Report to Shareholders.

On December 30, 2011, Ohio Valley sold 26,500 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $496,000.  No underwriters were involved, and no underwriting discount or commissions were paid.  The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2011.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K  is  incorporated  herein  by  reference to  the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2011 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required under this Item 7 by Item 303 of SEC Regulation S-K with respect to Ohio Valley’s interest rate risk is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Interest Rate Sensitivity and Liquidity” and “Interest Rate Sensitivity -- Table VIII” found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2011 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2011 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2011 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2011 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2011 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 9, 2012 (the “2012 Proxy Statement”), under the captions “Proxy Items 1 and 2:  Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2012 Proxy Statement.

    The Board of Directors of Ohio Valley has adopted a Code of Ethics covering the directors, officers and employees of Ohio Valley and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Ohio Valley.  The Code of Ethics is posted on Ohio Valley’s website at www.ovbc.com.  Amendments to the Code of Ethics and the waivers of the provisions of the Code of Ethics will also be posted on Ohio Valley’s website.  Interested persons may obtain copies of the Code of Ethics without charge by writing to Ohio Valley Banc Corp., Attention: Larry E. Miller, Secretary, P.O. Box 240, Gallipolis, Ohio 45631.

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” and “Proxy Items 1 and 2: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2012 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2012 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Items 1 and 2:  Election of Directors” of the 2012 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by the Independent Registered Public Accounting Firm” of the 2012 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2011 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

        Consolidated Statements of Condition as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
        Notes to the Consolidated Financial Statements
        Report of Independent Registered Public Accounting Firm

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index beginning on page 36 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 15, 2012	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2012 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Jeffrey E. Smith	Chairman, Chief Executive Officer and Director
Jeffrey E. Smith	(principal executive officer)

/s/Scott W. Shockey	Vice President and Chief Financial Officer
Scott W. Shockey	(principal financial officer and principal accounting officer)

/s/Lannes C. Williamson	Director
Lannes C. Williamson

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Steven B. Chapman	Director
Steven B. Chapman

/s/Thomas E. Wiseman	President and Chief Operating Officer
Thomas E. Wiseman

/s/Harold A. Howe	Director
Harold A. Howe

/s/Roger D. Williams	Director
Roger D. Williams

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

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

10.7(b)*
Schedule A to Exhibit 10.6(b) identifying other identical Executive Deferred Compensation agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 (SEC File No. 0-20914).

10.8*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.9*	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

10.10*	The Ohio Valley Bank Company Supplemental Executive Retirement Plan agreement dated March 6, 2012, between Thomas E. Wiseman and the Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on March 9, 2012 (SEC File No. 0-20914).

11	Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2011:  Filed herewith.  (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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