Form 10-Q
period 2012-03-31
OHIO VALLEY BANC CORP
filed 2012-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of common shares of the registrant outstanding as of May 10, 2012 was 4,029,439.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$11,122	$8,914
Interest-bearing deposits with banks	108,982	42,716
Total cash and cash equivalents	120,104	51,630

Securities available for sale	91,130	85,670
Securities held to maturity (estimated fair value: 2012 - $23,240; 2011 - $22,847)	22,785	22,848
Federal Home Loan Bank stock	6,281	6,281

Total loans	572,360	598,308
Less: Allowance for loan losses	(6,847)	(7,344)
Net loans	565,513	590,964

Premises and equipment, net	9,040	9,216
Other real estate owned	4,430	4,256
Accrued income receivable	2,417	2,872
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	24,565	23,097
Prepaid FDIC insurance	1,336	1,609
Other assets	5,006	4,467
Total assets	$853,874	$804,177

LIABILITIES
Noninterest-bearing deposits	$186,393	$138,143
Interest-bearing deposits	549,720	549,743
Total deposits	736,113	687,886

Other borrowed funds	20,093	20,296
Subordinated debentures	13,500	13,500
Accrued liabilities	10,389	10,652
Total liabilities	780,095	732,334

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2012 – 4,689,178 shares issued; 2011 - 4,686,295 shares issued)	4,689	4,686
Additional paid-in capital	33,525	33,473
Retained earnings	50,212	48,435
Accumulated other comprehensive income	1,065	961
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	73,779	71,843
Total liabilities and shareholders’ equity	$853,874	$804,177

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011

Interest and dividend income:
Loans, including fees	$9,964	$11,299
Securities
Taxable	426	445
Tax exempt	145	143
Dividends	71	71
Other Interest	59	67
	10,665	12,025
Interest expense:
Deposits	1,374	2,356
Securities sold under agreements to repurchase	----	12
Other borrowed funds	125	182
Subordinated debentures	254	272
	1,753	2,822
Net interest income	8,912	9,203
Provision for loan losses	1,316	2,944
Net interest income after provision for loan losses	7,596	6,259

Noninterest income:
Service charges on deposit accounts	450	540
Trust fees	49	59
Income from bank owned life insurance and annuity assets	194	179
Mortgage banking income	97	77
Electronic refund check / deposit fees	2,038	2,268
Debit / credit card interchange income	395	300
Gain on sale of other real estate owned	8	5
Other	248	231
	3,479	3,659
Noninterest expense:
Salaries and employee benefits	4,268	4,023
Occupancy	402	426
Furniture and equipment	237	280
FDIC insurance	291	327
Data processing	279	236
Foreclosed assets, net	110	25
Other	1,745	1,781
	7,332	7,098

Income before income taxes	3,743	2,820
Provision for income taxes	1,121	787

NET INCOME	$2,622	$2,033

Other Comprehensive income:
Change in unrealized gain/losses on securities, net of taxes	104	112

Comprehensive income	$2,726	$2,145

Earnings per share	$.65	$.51

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2012	2011

Balance at beginning of period	$71,843	$68,128

Comprehensive income:
Net income	2,622	2,033
Change in unrealized gain on available for sale securities	158	170
Income tax effect	(54)	(58)
Total comprehensive income	2,726	2,145

Proceeds from issuance of common stock through dividend reinvestment plan	55	----

Cash dividends	(845)	(840)

Balance at end of period	$73,779	$69,433

Cash dividends per share	$.21	$.21

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2012	2011

Net cash provided by operating activities:	$4,218	$6,176

Investing activities:
Proceeds from maturities of securities available for sale	6,775	5,155
Purchases of securities available for sale	(12,376)	(11,128)
Proceeds from maturities of securities held to maturity	887	702
Purchases of securities held to maturity	(835)	----
Net change in loans	23,928	5,802
Proceeds from sale of other real estate owned	41	84
Purchases of premises and equipment	(124)	(184)
Purchases of bank owned life insurance	(1,274)	----
Net cash provided by investing activities	17,022	431

Financing activities:
Change in deposits	48,227	31,944
Proceeds from common stock through dividend reinvestment plan	55	----
Cash dividends	(845)	(840)
Change in securities sold under agreements to repurchase	----	(8,135)
Repayment of Federal Home Loan Bank borrowings	(203)	(3,201)
Change in other short-term borrowings	----	(24)
Net cash provided by financing activities	47,234	19,744

Change in cash and cash equivalents	68,474	26,351
Cash and cash equivalents at beginning of period	51,630	59,751
Cash and cash equivalents at end of period	$120,104	$86,102

Supplemental disclosure:

Cash paid for interest	$2,191	$3,195
Cash paid for income taxes	820	----
Non-cash transfers from loans to other real estate owned	207	202
Other real estate owned sales financed by the Bank	37	92

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2012, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2012.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2011 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2011 have been reclassified to conform to the presentation for 2012.  These reclassifications had no effect on the net results of operations.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,027,950 for the three months ended March 31, 2012 and 4,000,056 for the three months ended March 31, 2011.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 2 – Fair Value of Financial Instruments.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to one continuous statement instead of presented as part of the consolidated statement of shareholder’s equity.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets on a recurring or nonrecurring basis:

Securities:  The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with management’s own assumptions of fair value based on factors that include recent market data or industry-wide statistics.  On an as-needed basis, the Company reviews the fair value of collateral, taking into consideration current market data, as well as all selling costs.

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts (Level 3).

Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$4,504	----
U.S. Government sponsored entity securities	----	2,525	----
Agency mortgage-backed securities, residential	----	84,101	----

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$5,513	----
U.S. Government sponsored entity securities	----	2,559	----
Agency mortgage-backed securities, residential	----	77,598	----

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Assets Measured on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial real estate:
Owner-occupied	----	----	$813

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial real estate:
Owner-occupied	----	----	$290
Nonowner-occupied	----	----	1,959
Construction	----	----	587

Mortgage servicing rights	----	----	430

Other real estate owned:
Commercial real estate:
Construction	----	----	1,814
Commercial and industrial	----	----	1,134

The portion of impaired loans at March 31, 2012 with specific allocations of the allowance for loan losses had a carrying amount of $1,571 and was measured for impairment using the income approach.  This measurement resulted in a valuation allowance of $758 at March 31, 2012, which contributed to an increase of $724 increase in provision for loan loss expense during the three months ended March 31, 2012. This increase was less than the increase of $1,100 in provision for loan loss expense from impaired loans during the three months ended March 31, 2011. The portion of impaired loans at December 31, 2011 with specific allocations of the allowance for loan losses had a carrying amount of $3,491. The loans were measured for impairment using the income approach. This measurement resulted in a valuation allowance of $655 at December 31, 2011.

At March 31, 2012, there were no mortgage servicing rights measured at fair value, which resulted in no valuation allowance adjustments for the three months ended March 31, 2012.  Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $416, which is made up of the outstanding balance of $559, net of a valuation allowance of $143 at March 31, 2012. This fair value is slightly less than the fair value of $430 at December 31, 2011, made up of the outstanding balance of $573, net of a valuation allowance of $143.

At March 31, 2012, there was no other real estate owned measured at fair value less costs to sell, which resulted in no valuation allowance and no corresponding write-downs for the three months ended March 31, 2012.  Other real estate owned that was measured at fair value less costs to sell at December 31, 2011 had a net carrying amount of $2,948, which was made up of the outstanding balance of $4,214, net of a valuation allowance of $1,266, which resulted in a corresponding write-down of $1,266 for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans:
Commercial real estate:
Owner-occupied	$813	Income approach	1) Historical loss probability 2) Other factors (economic conditions, geographical considerations, prepayments, industry, etc.)	9-10% discount

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$120,104	$120,104	$	----	$	----	$120,104
Securities available for sale	91,130	----		91,130		----	91,130
Securities held to maturity	22,785	----		10,001		13,239	23,240
Federal Home Loan Bank stock	6,281	N/A		N/A		N/A	N/A
Loans	572,360	----		----		583,354	583,354
Accrued interest receivable	2,417	----		643		1,774	2,417

Financial liabilities:
Deposits	736,113	186,182		552,350		----	738,532
Other borrowed funds	20,093	----		20,378		----	20,378
Subordinated debentures	13,500	----		10,299		----	10,299
Accrued interest payable	1,456	----		1,456		----	1,456

	December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$51,630	$51,630
Securities available for sale	85,670	85,670
Securities held to maturity	22,848	22,847
Federal Home Loan Bank stock	6,281	N/A
Loans	590,964	599,782
Accrued interest receivable	2,872	2,872

Financial liabilities:
Deposits	687,886	690,607
Other borrowed funds	20,296	20,565
Subordinated debentures	13,500	11,085
Accrued interest payable	1,894	1,894

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Federal Home Loan Bank stock: It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

Securities Held to Maturity:  The fair values for securities held to maturity are determined in the same manner as securities held for sale and discussed earlier in this note.  Level 3 securities consist of nonrated municipal bonds and tax credit (“QZAB”) bonds.

Loans: Fair values of loans are estimated as follows:  The fair value of fixed rate loans is estimated by discounting future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposit Liabilities: The fair values disclosed for noninterest-bearing deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Other Borrowed Funds: The carrying values of the Company’s short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Subordinated Debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable and Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

Off-balance Sheet Instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale and gross unrecognized gains and losses for held to maturity:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
March 31, 2012
U.S. Treasury securities	$4,503	$1	$	----	$4,504
U.S. Government sponsored entity securities	2,500	25		----	2,525
Agency mortgage-backed securities, residential	82,512	1,712		(123)	84,101
Total securities	$89,515	$1,738		$(123)	$91,130

December 31, 2011
U.S. Treasury securities	$5,510	$3	$	----	$5,513
U.S. Government sponsored entity securities	2,501	58		----	2,559
Agency mortgage-backed securities, residential	76,203	1,407		(12)	77,598
Total securities	$84,214	$1,468		$(12)	$85,670

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2012
Obligations of states and political subdivisions	$22,764	$536	$(81)	$23,219
Agency mortgage-backed securities, residential	21	----	----	21
Total securities	$22,785	$536	$(81)	$23,240

December 31, 2011
Obligations of states and political subdivisions	$22,825	$558	$(559)	$22,824
Agency mortgage-backed securities, residential	23	----	----	23
Total securities	$22,848	$558	$(559)	$22,847

The amortized cost and estimated fair value of the securities portfolio at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$7,003	$7,029	$422	$431
Due in over one to five years	----	----	6,010	6,048
Due in over five to ten years	----	----	7,836	8,011
Due after ten years	----	----	8,496	8,729
Agency mortgage-backed securities, residential	82,512	84,101	21	21
Total debt securities	$89,515	$91,130	$22,785	$23,240

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:
Less Than 12 Months	12 Months or More	Total
March 31, 2012	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed
securities, residential	$16,067	$(123)	$	----	$	----	$16,067	$(123)
Total available for sale	$16,067	$(123)	$	----	$	----	$16,067	$(123)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,342	$(23)	$3,917	$(58)	$5,259	$(81)
Total held to maturity	$1,342	$(23)	$3,917	$(58)	$5,259	$(81)

Less Than 12 Months	12 Months or More	Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed
securities, residential	$7,621	$(12)	$	----	$	----	$7,621	$(12)
Total available for sale	$7,621	$(12)	$	----	$	----	$7,621	$(12)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$664	$(21)	$3,557	$(538)	$4,221	$(559)
Total held to maturity	$664	$(21)	$3,557	$(538)	$4,221	$(559)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2012 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2012	2011
Residential real estate	$225,271	$226,489
Commercial real estate:
Owner-occupied	125,305	142,566
Nonowner-occupied	52,899	55,419
Construction	22,318	21,471
Commercial and industrial	43,820	45,200
Consumer:
Automobile	43,736	45,702
Home equity	19,928	20,507
Other	39,083	40,954
	572,360	598,308
Less: Allowance for loan losses	6,847	7,344

Loans, net	$565,513	$590,964

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

March 31, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,730	$3,623	$636	$1,355	$7,344
Provision for loan losses	277	892	(88)	235	1,316
Loans charged off	(593)	(1,096)	(70)	(519)	(2,278)
Recoveries	77	4	145	239	465
Total ending allowance balance	$1,491	$3,423	$623	$1,310	$6,847

March 31, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$993	$3,141	$3,795	$1,457	$9,386
Provision for loan losses	471	1,155	1,184	134	2,944
Loans charged-off	(247)	(40)	(3,839)	(417)	(4,543)
Recoveries	8	107	----	150	265
Total ending allowance balance	$1,225	$4,363	$1,140	$1,324	$8,052

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$758	$	----	$	----	$758
Collectively evaluated for impairment		1,491	2,665		623		1,310	6,089
Total ending allowance balance		$1,491	$3,423		$623		$1,310	$6,847

Loans:
Loans individually evaluated for impairment		$1,055	$13,996		$329		$256	$15,636
Loans collectively evaluated for impairment		224,216	186,526		43,491		102,491	556,724
Total ending loans balance		$225,271	$200,522		$43,820		$102,747	$572,360

December 31, 2011	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$655	$	----	$	----	$655
Collectively evaluated for impairment		1,730	2,968		636		1,355	6,689
Total ending allowance balance		$1,730	$3,623		$636		$1,355	$7,344

Loans:
Loans individually evaluated for impairment		$1,085	$10,153		$334	$	----	$11,572
Loans collectively evaluated for impairment		225,404	209,303		44,866		107,163	586,736
Total ending loans balance		$226,489	$219,456		$45,200		$107,163	$598,308

The following table presents information related to loans individually evaluated for impairment by class of loans:

Three months ended March 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,247	$1,055	$	----	$1,070	$7	$6
Commercial real estate:
Owner-occupied	9,984	9,737		----	7,604	166	143
Nonowner-occupied	3,440	2,293		----	2,458	24	22
Construction	674	395		----	535	5	5
Commercial and industrial	614	329		----	331	10	9
Consumer:
Automobile	36	36		----	18	1	1
Home equity	220	220		----	110	3	3
With an allowance recorded:
Commercial real estate:
Owner-occupied	1,571	1,571		758	996	27	18
Total	$17,786	$15,636		$758	$13,122	$243	$207

Three months ended March 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,364	$1,303	$	----	$1,311	$15	$8
Commercial real estate:
Owner-occupied	4,422	4,422		----	4,424	62	50
Nonowner-occupied	2,987	992		----	992	4	4
Construction	679	679		----	680	10	9
Commercial and industrial	10,123	3,469		----	6,043	104	74
With an allowance recorded:
Residential real estate	287	287		103	287	5	4
Commercial real estate:
Owner-occupied	5,289	4,804		1,315	4,805	89	82
Nonowner-occupied	2,759	2,759		564	2,759	51	37
Commercial and industrial	488	488		488	500	5	4
Total	$28,398	$19,203		$2,470	$21,801	$345	$272

Year ended December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,136	$1,085	$	----	$748	$36	$31
Commercial real estate:
Owner-occupied	5,713	5,470		----	5,510	325	317
Nonowner-occupied	1,192	1,192		----	1,247	56	49
Commercial and industrial	614	334		----	483	40	40
With an allowance recorded:
Commercial real estate:
Owner-occupied	420	420		130	84	27	22
Nonowner-occupied	2,396	2,396		437	2,414	128	118
Construction	675	675		88	677	35	31
Total	$12,146	$11,572		$655	$11,163	$647	$608

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

March 31, 2012	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$463	$2,391
Commercial real estate:
Owner-occupied	----	39
Nonowner-occupied	----	1,398
Construction	----	395
Commercial and industrial	----	47
Consumer:
Automobile	----	3
Home equity	----	5
Total	$463	$4,278

December 31, 2011	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$439	$2,450
Commercial real estate:
Owner-occupied	----	125
Nonowner-occupied	----	86
Consumer:
Automobile	13	12
Home equity	----	5
Other	7	----
Total	$459	$2,678

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the aging of the recorded investment of past due loans by class of loans:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,656	$806	$2,854	$6,316	$218,955	$225,271
Commercial real estate:
Owner-occupied	401	----	38	439	124,866	125,305
Nonowner-occupied	----	----	314	314	52,585	52,899
Construction	503	1,115	----	1,618	20,700	22,318
Commercial and industrial	582	----	----	582	43,238	43,820
Consumer:
Automobile	717	115	----	832	42,904	43,736
Home equity	19	40	5	64	19,864	19,928
Other	453	83	----	536	38,547	39,083
Total	$5,331	$2,159	$3,211	$10,701	$561,659	$572,360

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,662	$1,144	$2,889	$7,695	$218,794	$226,489
Commercial real estate:
Owner-occupied	182	----	125	307	142,259	142,566
Nonowner-occupied	69	232	86	387	55,032	55,419
Construction	204	----	----	204	21,267	21,471
Commercial and industrial	171	14	----	185	45,015	45,200
Consumer:
Automobile	864	110	13	987	44,715	45,702
Home equity	75	76	5	156	20,351	20,507
Other	506	162	7	675	40,279	40,954
Total	$5,733	$1,738	$3,125	$10,596	$587,712	$598,308

Troubled Debt Restructurings:

A troubled debt restructuring (“TDR”) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. All TDR's are considered to be impaired. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction in the contractual principal and interest payments of the loan; or short-term interest-only payment terms.

The Company has allocated reserves for a portion of its TDR's to reflect the fair values of the underlying collateral or the present value of the concessionary terms granted to the customer.

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2012 and December 31, 2011:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
March 31, 2012
Residential real estate
Interest only payments	$	----	$252	$252
Commercial real estate:
Owner-occupied
Interest only payments		3,617	----	3,617
Rate reduction		865	----	865
Maturity extension at lower stated rate than market rate		214	----	214
Reduction of principal and interest payments		4,286	----	4,286
Nonowner-occupied
Interest only payments		960	1,085	2,045
Construction
Interest only payments		----	395	395
Commercial and industrial
Interest only payments		330	----	330
Total TDR’s		$10,272	$1,732	$12,004

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
December 31, 2011
Residential real estate
Interest only payments	$	----	$283	$283
Commercial real estate:
Owner-occupied
Interest only payments		3,619	----	3,619
Rate reduction		869	----	869
Maturity extension at lower stated rate than market rate		219	----	219
Nonowner-occupied
Interest only payments		3,357	----	3,357
Construction
Interest only payments		674	----	674
Commercial and industrial
Interest only payments		334	----	334
Total TDR’s		$9,072	$283	$9,355

At March 31, 2012, the balance in TDR loans increased $2,649, or 28.3%, from year-end 2011.  The increase was largely due to the modification of one commercial real estate loan totaling $4,286 during the first quarter of 2012.  The loan’s contractual principal and interest payments were reduced, which created a concession to the borrower.  At March 31, 2012 and December 31, 2011, 86% and 97% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $128 and $655 in reserves to customers whose loan terms have been modified in TDR’s as of March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, the Company had $86 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $81 at December 31, 2011.

The following table presents the post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended March 31, 2012:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
March 31, 2012
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$4,286	$	----	$4,286
Total TDR’s	$4,286	$	----	$4,286

All of the Company’s TDR’s that occurred during the three months ended March 31, 2012 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s at March 31, 2012 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The TDR’s described above had no impact on the allowance for loan losses or charge-offs during the three months ended March 31, 2012.  As of March 31, 2012, the Company had no allocation of reserves to customers whose loan terms have been modified during the first three months of 2012.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 10. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and “classified" assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 10. The Company's risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $500.

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention (Loan Grade 8). Loans classified as special mention indicate considerable risk due to deterioration of repayment (in the earliest stages) due to potential weak primary repayment source, or payment delinquency. These loans will be under constant supervision, are not classified and do not expose the institution to sufficient risks to warrant classification. These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies. These loans are considered bankable assets with no apparent loss of principal or interest envisioned. The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted. Credits that are defined as a troubled debt restructuring should be graded no higher than special mention until they have been reported as performing over one year after restructuring.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

March 31, 2012	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$97,370	$14,256	$13,679	$125,305
Nonowner-occupied	34,034	10,556	8,309	52,899
Construction	20,700	----	1,618	22,318
Commercial and industrial	35,820	2,832	5,168	43,820
Total	$187,924	$27,644	$28,774	$244,342

December 31, 2011	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$113,118	$15,664	$13,784	$142,566
Nonowner-occupied	31,697	12,815	10,907	55,419
Construction	19,519	----	1,952	21,471
Commercial and industrial	36,633	3,250	5,317	45,200
Total	$200,967	$31,729	$31,960	$264,656

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. Nonperforming loans are defined as loans that are past due 90 days and still accruing or loans that have been placed on nonaccrual.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2012 and December 31, 2011:

March 31, 2012	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$43,733	$19,923	$39,083	$222,417	$325,156
Nonperforming	3	5	----	2,854	2,862
Total	$43,736	$19,928	$39,083	$225,271	$328,018

December 31, 2011	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$45,677	$20,502	$40,947	$223,600	$330,726
Nonperforming	25	5	7	2,889	2,926
Total	$45,702	$20,507	$40,954	$226,489	$333,652

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.02% of total loans were unsecured at March 31, 2012, up from 3.98% at December 31, 2011.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2012, the contract amounts of these instruments totaled approximately $55,104, compared to $61,802 at December 31, 2011.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2012 and December 31, 2011 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes		Totals

March 31, 2012	$16,345	$3,748	$	----	$20,093
December 31, 2011	$16,548	$3,748	$	----	$20,296

Pursuant to collateral agreements with the FHLB, advances are secured by $242,917 in qualifying mortgage loans, $93,108 in commercial loans and $6,281 in FHLB stock at March 31, 2012.  Fixed-rate FHLB advances of $16,345 mature through 2033 and have interest rates ranging from 1.79% to 3.42% and a year-to-date weighted average cost of 2.31%.  There were no variable-rate FHLB borrowings at March 31, 2012.

At March 31, 2012, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at March 31, 2012.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $179,938 at March 31, 2012.  Of this maximum borrowing capacity of $179,938, the Company had $145,094 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.52% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At March 31, 2012, there were no promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at March 31, 2012 and December 31, 2011.  Various investment securities from the Bank used to collateralize FRB notes totaled $725 at December 31, 2011, while no securities were  used as collateral at March 31, 2012.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $18,500 at March 31, 2012 and $27,000 at December 31, 2011.

Scheduled principal payments as of March 31, 2012:

	FHLB Borrowings	Promissory Notes	FRB Notes		Totals

2012	$1,304	$2,437	$	----	$3,741
2013	3,814	166		----	3,980
2014	3,704	1,145		----	4,849
2015	1,108	----		----	1,108
2016	1,026	----		----	1,026
Thereafter	5,389	----		----	5,389
	$16,345	$3,748	$	----	$20,093

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 87.8% and 88.2% of total consolidated revenues for the years ended March 31, 2012 and 2011, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:
	Three Months Ended March 31, 2012

	Banking	Consumer Finance	Total Company

Net interest income	$7,657	$1,255	$8,912
Provision expense	$1,211	$105	$1,316
Noninterest income	$3,065	$414	$3,479
Noninterest expense	$6,727	$605	$7,332
Tax expense	$796	$325	$1,121
Net income	$1,988	$634	$2,622
Assets	$840,691	$13,183	$853,874

	Three Months Ended March 31, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$8,002	$1,201	$9,203
Provision expense	$2,823	$121	$2,944
Noninterest income	$3,073	$586	$3,659
Noninterest expense	$6,552	$546	$7,098
Tax expense	$408	$379	$787
Net income	$1,292	$741	$2,033
Assets	$861,093	$13,195	$874,288

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control that could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management’s discussion and analysis is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions which facilitates the payment of tax refunds through a third-party tax software provider.  The Bank has facilitated the payment of these tax refunds through electronic refund check/deposit (“ERC/ERD”) transactions.  ERC/ERD transactions involve the issuing of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund loan season, typically during the first quarter of each year.  Prior to 2012, the Bank also offered refund anticipation loans (“RALs”) through the same third-party tax software provider.  RALs are short-term cash advances against a customer's anticipated income tax refund.  The Bank ceased offering RALs effective April 19, 2011, although it still provides ERC/ERD transactions.  Loan Central continues to offer RALs.

For the three months ended March 31, 2012, net income increased by $589, or 29.0%, as compared to the same period in 2011, to finish at $2,622.  Earnings per share for the first quarter of 2012 also increased by $.14, or 27.5%, compared to the same period in 2011, to finish at $.65 per share.  The annualized net income to average asset ratio, or return on assets (ROA), improved to 1.20% at March 31, 2012, as compared to 0.88% at March 31, 2011.  The Company’s net income to average equity ratio, or return on equity (ROE), improved to 14.60% at March 31, 2012, as compared to 12.02% at March 31, 2011.

The largest contributor to the Company’s higher 2012 first quarter net income was a $1,628, or 55.3%, decrease in provision expense. This decrease was the result of lower net charge-offs during the first quarter of 2012, which decreased $2,465, or 57.6%, as compared to the first quarter of 2011.  The decrease in net charge-offs was primarily the result of $3,839 in partial charge-offs taken on one impaired commercial loan relationship during the first quarter of 2011.  While $2,906 of these charge-offs had already been allocated within the allowance for loan losses, an additional impairment charge to provision expense of $933 was recognized at that time due to a continued deterioration of collateral values.  In addition, the partial charge-offs taken on this commercial loan relationship during the first quarter of 2011 contributed to an increase in general allocations associated with the average historical loan loss factor within the allowance for loan losses.

Partially offsetting the benefits of lower provision expense during the first quarter of 2012 was a decrease in the Company’s net interest income, which was down $291, or 3.2%, as compared to the first quarter of 2011.  Contributing to the overall decrease in net interest income were lower average earning assets of $823,271 at March 31, 2012 as compared to $887,972 at March 31, 2011, largely from loans.  Also contributing to lower net interest income was the elimination of the Bank’s RAL product.  After the 2011 tax season, the Bank ceased offering RALs as recommended by the FDIC and, as a result, did not record any RAL fee income during the first quarter of 2012, as compared to $486 in RAL fees during the first quarter of 2011.

Also partially offsetting the effects of lower provision expense during the first quarter of 2012 was a decrease in the Company’s noninterest income of $180, or 4.9%, and an increase in the Company’s noninterest expense of $234, or 3.3%, as compared to the first quarter of 2012.  Lower noninterest income was largely impacted by decreases in the Company’s ERC/ERD transaction fees, which were down $230, or 10.1%, during the first quarter of 2012 versus the first quarter of 2011.  The Company entered the 2012 tax season having its ERC/ERD per item fee reduced from the previous year.  While the volume of ERC/ERD transactions increased in 2012 over 2011, the lower per item fee being recorded in 2012 has caused the net ERC/ERD fees to decline.  Higher noninterest expense was impacted mostly by salaries and employee benefits, which were up $245, or 6.1%, during the first quarter of 2012 versus the first quarter of 2011.  The increase was primarily related to higher healthcare and retirement benefit costs.

The consolidated total assets of the Company increased $49,697, or 6.2%, during the first three months of 2012 as compared to year-end 2011, to finish at $853,874.  This change in assets was led by an increase in the Company’s interest-bearing deposits with banks, which increased $66,266 from year-end 2011, largely from short-term investments in the Company’s Federal Reserve Bank clearing account.  During the first quarter of 2012, the Company experienced a significant increase in tax refund volume related to its ERC/ERD business.  These short-term tax refunds, facilitating through several of the Company’s noninterest-bearing checking accounts, were invested with its Federal Reserve Bank clearing account, which increased $66,299 from year-end 2011.  Asset balances were further increased by growth in the Company’s investment securities, which increased $5,397, or 5.0%, from year-end 2011.  The Company has invested a portion of its excess funds into long-term U.S. Government agency (“Agency”) mortgage-backed securities during the first quarter of 2012, which increased $6,501, or 8.4%, from year-end 2011.  The first three months of 2012 saw the Company’s loan portfolio decrease $25,948, or 4.3%, from year-end 2011.  This change in loan balances came primarily from the commercial real estate loan portfolio, which decreased $18,934, or 8.6% from year-end 2011, largely due to increases in loan payoffs as well as additional charge-offs recorded during the first quarter of 2012. Further decreasing the Company’s loan portfolio were consumer and residential real estate loans, which decreased $4,416 and $1,218, respectively, from year-end 2011.  The decreases in consumer loans were largely due to lower auto loan balances, while lower residential real estate loan balances were impacted mostly in longer-term, fixed-rate loans.  While the demand for loans was down during the first three months of 2012, the Company was able to benefit from growth in its total deposit liabilities of $48,227 from year-end 2011.  The majority of this growth came from the Company’s core noninterest-bearing deposit balances increasing $48,250 from year-end 2011, as a result of an increased level of ERC/ERD transactions being processed during the first quarter of 2012.  Interest-bearing deposit liabilities continued to shift into more core deposit sources from year-end 2011, such as the Company’s NOW and savings account balances while experiencing a larger shift away from non-core deposit sources such as retail and wholesale time deposits.  The Company’s core interest-bearing deposit balances were up $11,024 from year-end 2011, while its non-core time deposit balances were down $11,047 from year-end 2011.  A portion of excess deposits were also used to fund the repayments of other borrowed funds, which decreased $203 from year-end 2011.  The retained portion of excess liquidity created by seasonal growth in total deposits will be available to fund potential earning asset growth during the remainder of 2012.

Comparison of
Financial Condition
at March 31, 2012 and December 31, 2011

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2012 compared to December 31, 2011.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest- and non-interest bearing balances due from banks.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At March 31, 2012, cash and cash equivalents had increased $68,474, or 132.6%, to $120,104, as compared to $51,630 at December 31, 2011.  The increase in cash and cash equivalents was largely affected by the Company’s increased liquidity position due to deposit liability growth combined with increased loan payoffs from year-end 2011.  The rise in deposit liability balances was mostly from seasonal increases in ERC/ERD transactions that facilitate within the Company’s noninterest-bearing deposit accounts, which have created a higher level of excess funds.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  In addition, the Company will utilize its Federal Reserve Bank clearing account to manage both investment security purchases and maturities, as well as to fund continued maturities of retail and wholesale CD’s.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company’s focus will be to continue to re-invest these liquid funds back into longer-term, higher-yielding assets, such as loans and investment securities, during 2012 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

The balance of total securities increased $5,397, or 5.0%, as compared to 2011.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions.  During the first quarter of 2011, the Company experienced a significant increase in total deposit balances while total loan demand was at a declining pace.  As a result, the Company invested a portion of its excess funds into new long-term Agency mortgage-backed securities, which increased $6,501, or 8.4%, from year-end 2011.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances at a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $5,463 from January 1, 2012 through March 31, 2012.

While security growth has been evident within the Agency mortgage-backed securities portfolio, the Company saw its U.S. Treasury securities balances decrease $1,009, or 18.3%, from year-end 2011. In addition to helping achieve diversification within the Company’s investment securities portfolio, U.S. Treasury and GSE securities have been used to satisfy pledging requirements for repurchase agreements. However, during the third quarter of 2011, newly enacted legislation permitted business checking accounts to earn interest on their deposits. This legislation prompted all of the Company’s repurchase agreement accounts to reinvest into either interest-bearing demand accounts subject to normal FDIC insurance coverage or noninterest-bearing demand accounts with unlimited FDIC insurance coverage until the end of 2012. As a result, the Company’s repurchase agreement balances were $0 at December 31, 2011, eliminating the need to secure these balances with U.S. Treasury and GSE investment securities.  For the remainder of 2012, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first three months of 2012, total loan balances decreased from year-end 2011 by $25,948, or 4.3%.  Lower loan balances were mostly influenced by the commercial loan portfolio, which includes both commercial real estate and commercial and industrial loans.  While commercial loans were down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Commercial real estate, the Company’s largest segment of commercial loans, decreased $18,934, or 8.6%, from year-end 2011.  Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate loans were down largely from its owner-occupied portfolio during 2012, which decreased $17,261, or 12.1%, from year-end 2011.  This decrease was mostly due to large loan payoffs totaling $16,537 on various owner-occupied commercial real estate loans with two borrowers.  Owner-occupied loans consist of nonfarm, nonresidential properties.  A commercial owner-occupied loan is a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property.  Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores.  Nonowner-occupied loans decreased $2,520, or 4.5%, from year-end 2011 in large part due to loan payoffs and partial charge-offs. Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels and motels.  These loans are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Commercial construction loans, which increased $847, or 3.9%, from year-end 2011, are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements.

At March 31, 2012, the Company’s commercial and industrial loan portfolio was down from year-end 2011 $1,380, or 3.1%, largely due to charge-offs and decreasing loan demand.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Over half of the Company’s total commercial loan portfolio, including participation loans, consists of rental property loans (29.1% of portfolio), medical industry loans (6.6% of portfolio), hotel and motel loans (6.6% of portfolio), church loans (5.2% of portfolio) and land development loans (4.9% of portfolio).  At March 31, 2012, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Pike counties of Ohio, which accounted for 47.3% of total originations.  The growing West Virginia markets also accounted for 44.6% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.

Lower loan balances during 2012 were also influenced by the Company’s total consumer loans, which decreased $4,416, or 4.1%, from year-end 2011.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $1,966, or 4.3%, from year-end 2011. The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 42.6% of total consumer loans at March 31, 2012. In recent years, growing economic factors have weakened the economy and have limited consumer spending. During this time of economic challenge, the Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure. The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment. The decreasing trend of auto loan balances should continue during 2012, as the larger institutions and captive finance companies will continue to aggressively compete for a larger share of the market.

The remaining consumer loan products not discussed above declined $2,450, or 4.0%, which included general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.  Management will continue to place more emphasis on other loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Generating residential real estate loans remains a significant focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first quarter of 2012, total residential real estate loan balances decreased $1,218, or 0.5%, from year-end 2011. The decrease was mostly from the Company’s 15-, 20- and 30-year fixed-rate loans, which declined $4,632, or 2.8%, from year-end 2011. Long-term interest rates continue to remain at historic low levels and have prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans in recent years. Management has determined that originating 100% of the demand for long-term fixed-rate real estate loans at such low rates would present an unacceptable level of interest rate risk. Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its fixed-rate mortgage loans to the secondary market, which allowed its customers to take advantage of low rates and reduce their monthly costs.  The Company maintains its relationship with the customer by servicing the loan. The Company has experienced an increase in refinancing volume which has led to higher secondary market sales in 2012 versus 2011.  During the first three months of 2012, a total of 37 loans totaling $4,717 were sold, compared to 20 loans sold totaling $2,203 during the first three months of 2011.  This trend of secondary market emphasis also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $540, or 2.5%, from year-end 2011.  The remaining real estate loan portfolio balances increased $3,954, or 9.7%, primarily from the Company’s other variable-rate products. The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market. The Company will continue to follow this secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has continued to limit the lending opportunities within the Company's market locations. Declines in the housing market since 2007, with falling home prices and increasing foreclosures and unemployment, have continued to result in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company anticipates its overall loan growth in 2012 to be challenged.

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

The struggles of our U.S. economy in recent years have had a direct impact on the Company’s borrowers, as they continue to experience financial difficulties and liquidity strains. The Company is faced with the ongoing decision of whether to foreclose on these troubled loans and take possession of the collateral or to work with the borrower to modify the original terms of the loan. A successful loan modification not only avoids costly foreclosure proceedings but, more importantly, could result in the full repayment of the loan principal amount. The Company continues to monitor and make loan modifications to certain troubled loans that would ease payment pressures on the borrower. Most generally, the modification “period” of the original terms of the loan is only temporary (i.e. 12 months), after which the loan would resume under the original contractual terms of the loan. GAAP and regulatory guidance identifies certain loan modifications that would be classified as TDR’s, which, in general, is when a bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider. One such qualification would be if the bank modified the original terms of the loan for the remaining original life of the debt. Modifications of the original terms would include temporarily adjusting the contractual interest rate of the loan or converting the payment method from principal and interest amortization payments to interest-only for a temporary period of time.

During the first three months of 2012, the Company’s allowance for loan losses decreased $497, or 6.8%, to finish at $6,847 as compared to $7,344 at year-end 2011.  This decrease in reserves was largely due to a reduction in general allocations related to economic risk trends and lower loan balances.  As previously mentioned, the U.S. economy has been under financial stress in recent years causing the Company’s borrowers to experience financial difficulties and liquidity strains.  Management has focused on improving asset quality and lowering credit risk while working to maintain its relationships with its borrowers.  The Company has continued to work with its borrowers during their periods of financial hardship to grant temporary concessions on their loan terms in the form of TDRs.  As part of the Company’s quarterly analysis of the allowance for loan losses, an improving trend has been identified within its economic risk allocation, which, among other things, accounts for unemployment rates and classified/criticized asset levels.  Since year-end 2011, unemployment rates within the Company’s lending markets have decreased, while classified and criticized asset balances have also decreased.  These improving trends have placed less pressure on the economic risk allocation of the allowance for loans losses. In addition, the Company’s total loan portfolio balance decreased $25,948 from year-end 2011, having a direct impact on lower general allocations of the allowance.  As a result, these factors contributed to a $600, or 83.4%, decrease in the Company’s total general allocation from year-end 2011.

Further contributing to a lower allowance for loan loss during the first quarter of 2011 was a payoff and partial charge-offs of $621 recorded on one commercial TDR relationship due to declining asset values.  Of this $621 in TDR loan charge-offs, approximately $525 had been previously allocated within the allowance for loan losses causing no additional provision expense to be charged during the first quarter of 2012.  New and better information became available during the quarter ended 3/31/12 which management evaluated and determined that additional reserves and ultimately charges were needed for this relationship.  This previous allocation of the allowance for loan losses was the result of GAAP and regulatory guidance, which requires the Company to perform impairment analysis of the asset values on collateral-based loans defined as TDR’s.

Partially offsetting the decreases in the allowance mentioned above were additional reserves required during the first quarter of 2012 due to loan impairment. During the first quarter of 2012, the Company obtained more current information regarding the ongoing cash flows of one impaired commercial loan relationship.  An impairment analysis was performed which identified loan impairment of $630.  This resulted in a specific allocation increase of $630 to the allowance for loan losses and a corresponding increase to provision for loan losses expense.

The Company’s impaired loans increased $4,064 from year-end 2011 in large part due to the addition of one commercial real estate loan totaling $4,286.  Modifications of the contractual terms of this loan were performed during the first quarter of 2012, which provided the borrower a temporary concession.  An impairment analysis was performed on the collateral values of the loan which revealed no need for a specific allocation of the allowance for loan losses.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. At March 31, 2012, there was $758 in specific allocations reserved for expected losses of impaired loans. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.

The Company experienced a $1,604 increase in its nonperforming loans from year-end 2011.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $4,741 at March 31, 2012, compared to $3,137 at year-end 2011.  The increase was related to three impaired commercial real estate loans totaling $1,480 that were classified as nonaccrual during the first quarter of 2012.  As a result, the Company’s ratio of nonperforming loans to total loans increased from 0.52% at December 31, 2011 to 0.83% at March 31, 2012.  Furthermore, the Company experienced an increase in its nonperforming assets to total assets ratio, increasing from 0.92% at December 31, 2011 to 1.07% at March 31, 2012.  Approximately 32.1% of nonperforming assets is related to two loans with one commercial borrower totaling $2,948 that was transferred into other real estate owned during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at March 31, 2012 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

As a result of the $356 in specific reserves that were used in the partial charge-offs of three commercial TDR loans, along with a lower general allocation of the allowance impacted by improving economic trends, the ratio of the allowance for loan losses to total loans decreased to 1.20% at March 31, 2012, compared to 1.23% at December 31, 2011.  Management believes that the allowance for loan losses at March 31, 2012 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits increased $48,227, or 7.0%, to finish at $736,113 at March 31, 2012, resulting mostly from a net increase in the Company’s “core” deposit balances that included interest-bearing demand, savings, money market and noninterest-bearing deposit balances.  Core relationship deposits are considered by management as a primary source of the Bank’s liquidity. The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in interest-bearing NOW, savings and money market accounts at March 31, 2012 than at December 31, 2011, while a lesser portion was held in brokered and retail time deposits at March 31, 2012 than at December 31, 2011.  Furthermore, the Company’s core noninterest-bearing demand accounts increased from year-end 2011.

Deposit growth came mostly from the Company’s interest-free funding source, noninterest-bearing demand deposits, increasing $48,250, or 34.9%, from year-end 2011.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first quarter of 2012.  The Company is one of a few institutions that provides ERC/ERD processing for a tax software provider.  During 2012, this software provider was successful in increasing the volume of its ERC/ERD transactions from the same period in 2011.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company’s business checking accounts should continue to normalize during the remainder of 2012.

Deposit growth also came from interest-bearing NOW account balances, which increased $6,056, or 5.9%, during the first three months of 2012 as compared to year-end 2011.  This growth was largely driven by public fund balances related to the collection of taxes by local municipalities and distributions to local school districts that maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal tax collections are short-term in nature and typically decrease in the second quarter.

Further enhancing deposit growth were the Company’s savings account balances, which increased $3,263, or 7.0%, from year-end 2011, coming primarily from the statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough for the customer to invest balances into a more liquid product, such as a statement savings account.

Growth in the Company’s interest-bearing, core deposit balances was further impacted by an increase in the Company’s money market accounts, which were up $1,705, or 1.1%, from year-end 2011.  The increase came largely from the Company’s Market Watch product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.

Growth in total deposits was partially offset by decreases in time deposits from year-end 2011.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 36.0% of total deposits December 31, 2011.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  As a result, time deposits represented 32.2% of total deposits at March 31, 2012.  During the first quarter of 2012, time deposits decreased $11,047, or 4.5%, from year-end 2011.  With loan balances down 4.3% from year-end 2011, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels, the Company has seen the cost of its retail CD balances continue to reprice downward to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $5,062 from year-end 2011.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $5,985 from year-end 2011.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth.  The Company will continue to emphasize growth in its core deposit relationships during the remainder of 2012, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes. During the first quarter of 2012, other borrowed funds were down $203, or 1.0%, from year-end 2011. With net loan demand continuing on a declining pace during 2012, management will consider the use of its retained deposit proceeds from the first quarter’s seasonal tax activity to repay FHLB borrowings, as necessary. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

 Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At March 31, 2012, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at March 31, 2012 of $73,779 increased $1,936, or 2.7%, as compared to the balance of $71,843 at December 31, 2011. Contributing most to this increase was year-to-date net income of $2,622, partially offset by cash dividends paid of $845, or $.21 per share.

Comparison of Results of Operations
for the Three Months Ended
March 31, 2012 and 2011

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2012 compared to the same period in 2011. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the first quarter of 2012, net interest income decreased $291, or 3.2%, as compared to the first quarter of 2011.  The quarterly decrease was largely due to a decline in fees on loans and lower average earning asset balances which yielded less interest income.

Total interest and fee income earned on the Company’s earning assets decreased $1,360, or 11.3%, during the first quarter of 2012 as compared to the same period in 2011.  This drop in earnings was largely due to lower consumer fees and an overall decrease in average loan balances, which decreased $55,646, or 8.6%, when comparing average loan balances during the first quarter of 2012 to the first quarter of 2011.  The consumer loan portfolio contributed most to the decline in interest and fee income, which decreased $746, or 22.9%, during the first quarter of 2012 as compared to the first quarter of 2011.  Contributing to this was lower consumer loan average balances during 2012, primarily from auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.  Also contributing to the decrease in consumer interest and fee revenue was a decrease in tax refund anticipation loan fees during the first quarter of 2012.  The Company’s participation with a third-party tax software provider had given the Bank the opportunity to make RALs during the tax refund loan season, typically from January through March. During the first quarter of 2011, the Company recognized $486 in RAL fees.  In response to the FDIC's expressions of concern about RALs, the Bank determined to discontinue offering RALs after April 19, 2011. As a result, the Bank did not originate RAL loans during the first quarter of 2012.  The FDIC's concern and recommendation does not affect the Bank's offering of other tax refund products, such as ERC’s and ERD’s. Furthermore, the FDIC’s recommendation does not affect the offerings of RALs by Loan Central.

The Company also experienced lower average loan balances within the commercial loan portfolio during the first quarter of 2012 versus the same period in 2011, which primarily came from significant charge-offs and payoffs of commercial real estate and commercial and industrial loans during 2011.  The lower loan balance contributed to a $366, or 9.5%, decrease in commercial interest and fee revenue. Furthermore, the Company’s average residential real estate loan portfolio decreased during the first quarter of 2012 versus the same period in 2011.  The decreases in residential real estate loans has been largely the result of management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $257, or 6.9%, decrease in real estate interest and fee income during the three months ended March 31, 2012, as compared to the same period in 2011.

Further contributing to lower interest and fee income was a decrease in the yields earned on average earning assets during the first quarter of 2012 as compared to the same period in 2011.  The average yield on earning assets for the three months ended March 31, 2012 decreased 28 basis points to 5.26%, compared to 5.54% during the same period in 2011.  Lower asset yields were primarily due to the elimination of RAL fees in 2012, which caused a $486 decrease to interest and fee income, negatively impacting asset yields by 24 basis points.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $1,069, or 37.9%, during the first quarter of 2012 as compared to the same period in 2011.  The benefits of lower interest expense are the result of lower rates paid on interest-bearing liabilities.  The Federal Reserve continues to hold the prime interest rate at 3.25%, and the target federal funds rate remains at a range from 0.0% to 0.25%.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, including public fund NOW, Gold Club and Market Watch accounts.  Interest rates on CD balances have also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates from 2008), which have lowered funding costs during the first three months of 2012, as compared to the same period in 2011.  The Company also continues to experience a deposit composition shift from a higher level of average time deposits to an increasing level of average core deposit balances, which include NOW, money market, and savings balances.  At March 31, 2012, the Company’s average time deposit balances, with a weighted average cost of 1.6%, decreased $63,210 as compared to the first quarter average of 2011.  This is compared to an average balance increase of $36,459 in the Company’s lower costing, core deposit balances, with a weighted average cost of 0.67% at March 31, 2012 as compared to the first quarter average of 2011.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Company’s total weighted average funding costs have decreased 46 basis points from 1.22% at March 31, 2011 to 0.76% at March 31, 2012.

During the three months ended March 31, 2012, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin has improved 16 basis points from 4.25% to 4.41% during the first quarter of 2012, as compared to the same period in 2011.  The Company attributes this margin enhancement to higher balances held in noninterest-bearing deposit accounts from increased tax refund deposits and a higher deposit mix of lower-costing, core deposit balances of savings, NOW and money market balances.  The Company will continue to focus on re-deploying the Federal Reserve balances earning 0.25% into higher yielding instruments as opportunities arise. Net interest margin will benefit if these deposits with the Federal Reserve Bank can be re-invested in loans and other longer-term, higher yielding investments. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past several years has seen the banking industry under continued stress due to declining real estate values and asset impairments. Earlier in 2012, the Federal Reserve announced it would maintain the current state of low interest rates through 2014 or longer to help boost the economy as its recovery has been short of expectations. However, further decreases in interest rates by the Federal Reserve are estimated to have a negative effect on the Company’s net interest income, as most of its deposit balances are perceived to be at or near their interest rate floors. The Company will also continue to face pressure on its net interest income and margin improvement unless loan balances begin to expand and become a larger component of overall earning assets.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the first quarter of 2012, decreasing $1,628, as compared to the same period in 2011.  Provision expense decreased in large part due to decreases in both net charge-offs and general allocations when comparing the first quarter of 2012 to the same period in 2011.  These changes were largely the result of commercial loan adjustments that occurred during the previous year’s first quarter.  During the first quarter of 2011, the Company partially charged off $3,839 on two commercial loans classified as TDR’s from one relationship due to a continued deterioration in collateral values.  Of this partially charged-off amount, a specific allocation of approximately $2,906 already had been reserved in the allowance for loan losses from prior impairment analysis.  A current analysis of the loans’ collateral values revealed a $933 impairment that required a corresponding increase to provision expense that was used to absorb part of the $3,839 write-down during the first quarter of 2011.

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

As a result of the previously mentioned TDR loan charge-off of $3,839 during the first quarter of 2011, the Company’s general allocations related to the historical loan loss factor was also impacted at that time.  The Company’s general allocation evaluates, among other things, the average historical loan losses over the previous 36 months.  The $3,839 charge-off during the first quarter of 2011 increased the general charge-off allocation for commercial loans from $1,231 at December 31, 2010 to $2,400 at March 31, 2012, impacting provision expense during the first quarter of 2011.  As this charge-off amount completes its 36-month progression, the balance will no longer be a part of the 3-year historical loan loss factor and will yield a lower general allocation component.  The general allocation also evaluates other factors, such as economic risk, as well as changes in classified and criticized assets.

Management believes that the allowance for loan losses was adequate at March 31, 2012 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.20% of total loans at March 31, 2012, as compared to 1.23% at December 31, 2011.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

 Noninterest Income

Noninterest income for the three months ended March 31, 2012 was $3,479, a decrease of $180, or 4.9%, from the same quarterly period in 2011.  The decrease in noninterest revenue was largely due to lower seasonal tax refund processing fees classified as ERC/ERD fees.  During the three months ended March 31, 2012, the Company’s ERC/ERD fees decreased by $230, or 10.1%, as compared to the same quarterly period in 2011.  During the first quarter of 2012, the volume of ERC/ERD items increased over the same period in 2011.  However, the fee per ERC/ERD transaction was reduced from the prior year, which contributed to the lower fee revenue.  While ERC/ERD fee income generated less income during the first quarter of 2012 versus the same period in 2011, management is pleased with the significant contribution this revenue source made, accounting for 58.6% of the overall noninterest income during the first quarter of 2012. As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2012, with only minimal income expected during the second half of 2012.

The Company also experienced less income from service charges on deposit accounts, which decreased $90, or 16.7%, during the first quarter of 2012 as compared to the first quarter of 2011.  This decrease was in large part due to lower overdraft fees related to a lower volume of non-sufficient fund transactions that were processed.

Partially offsetting the decreases in noninterest income was growth in debit and credit interchange income, increasing $95, or 31.7%, during the first quarter of 2012 as compared to the first quarter of 2011.  The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continued to increase from a year ago. Beginning in the second half of 2010, the Company began offering incentive based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria. In addition, similar incentives were introduced to the Company’s Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending. While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company’s emphasis on growing and enhancing its customer relationships.

The changes in the remaining noninterest income categories were minimal during the first three months of 2012, as compared to the same period in 2011.

Noninterest Expense

Noninterest expense during the first quarter of 2012 increased $234, or 3.3%, as compared to the same period in 2011.  Contributing most to the growth in net overhead expense were higher salaries and employee benefits.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $245, or 6.1%, during the first quarter of 2012, as compared to the same period in 2011.  The increase was largely due to annual merit increases, increased health insurance benefit costs, and higher retirement benefit costs.  The Company’s full-time employee equivalent base decreased from 282 employees on staff at March 31, 2011 to 279 employees at March 31, 2012.

Also contributing to additional noninterest expense during 2012 were foreclosed asset costs which totaled $110 during the first quarter of 2012, as compared to $25 during the first quarter of 2011. This $85 increase in foreclosed asset costs in 2012 was related mostly to two commercial real estate properties. Foreclosure expenses include the costs in maintaining the properties, which consist of taxes and general maintenance.

The Company also realized increases to its data processing expenses, which increased $43, or 18.2%, during the first quarter of 2012, as compared to the first quarter of 2011. The Company continues to take great strides in utilizing the growing technology offered to financial institutions to enhance its loan and deposit products to better serve its customers. Data processing costs include processing services for the Company’s debit and credit cards as well as online and mobile banking technology.

Various noninterest expense categories decreased during the first quarter of 2012 as compared to the first quarter of 2011 to partially offset the overhead expenses mentioned above.  Occupancy and furniture/equipment costs decreased $67, or 9.5%, during the first quarter of 2012. This decrease was largely due to lower depreciation expense on purchased equipment from prior years based on a declining balance method that accelerates depreciation costs in the early stages of the assets’ useful life. With no significant equipment purchases during 2012, the acceleration effect of depreciation has decreased.

Also partially offsetting the overhead expense increase during the first quarter of 2012 was a $36, or 11.0%, decrease in FDIC premium expense as compared to the first quarter of 2011. Beginning April 1, 2011, the assessment base for deposit insurance premiums changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules changed. The new assessment method has afforded the Company lower net premium assessments. While the Company has benefited from these changes in calculation methods, continued declines in the Deposit Insurance Fund could result in the FDIC imposing assessments in the future, which could adversely affect the Company's capital levels and earnings.

The change in the remaining noninterest expense categories was minimal during the first quarter of 2012 as compared to the same period in 2011.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  However,  revenue levels were negatively affected by lower net interest income due to decreases in RAL fees combined with lower noninterest income due to decreases in ERC/ERD fees during the first quarter of 2012.  Furthermore, higher overhead expenses were the result of increased health insurance and retirement benefit costs, which placed additional pressure on efficiency improvement during the first quarter of 2012.  As a result, overhead expense for 2012 has outpaced revenue levels, causing the year-to-date efficiency ratio to worsen from the prior period. The efficiency ratio during the first quarter of 2012 increased to 58.7% from 54.7% during the first quarter of 2011.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios
	3/31/12	12/31/11	Regulatory Minimum
Tier 1 risk-based capital	15.5%	14.4%	4.00%
Total risk-based capital ratio	16.7%	15.6%	8.00%
Leverage ratio	9.7%	10.3%	4.00%

Cash dividends paid of $845 during the first three months of 2012 represent a 0.6% increase over the cash dividends paid during the same period in 2011.  The quarterly dividend rate in 2012 was $0.21 per share, unchanged from the $0.21 per share paid in 2011.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year, and available for sale securities, totaling $137,948, represented 17.2% of total assets at March 31, 2012. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2012, the Bank could borrow an additional $145,094 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2012, this line had total availability of $43,758. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2011 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans generally consist of loans with balances of $200 or more on nonaccrual status or nonperforming in nature. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Smaller balance homogeneous loans, such as consumer and most residential real estate, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Commercial and industrial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises. Commercial and industrial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations. The Company’s risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclosure, which may require the Company to write-down the value significantly to sell.

Commercial real estate consists of nonfarm, nonresidential loans secured by owner-occupied and nonowner-occupied commercial real estate as well as commercial construction loans. An owner-occupied loan relates to a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans that are dependent on cash flows from operations can be adversely affected by current market conditions for their product or service. A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged. Commercial construction loans consist of borrowings to purchase and develop raw land into one- to four-family residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by the Company.

Residential real estate loans consist of loans to individuals for the purchase of one- to four-family primary residences with repayment primarily through wage or other income sources of the individual borrower. The Company’s loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

Consumer loans are comprised of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured. These loans typically have maturities of 5 years or less with repayment dependent on individual wages and income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. During the last several years, one of the most significant portions of the Company’s net loan charge-offs have been from consumer loans. Nevertheless, the Company has allocated the highest percentage of its allowance for loan losses as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances associated with such portfolios.

Concentration of Credit Risk

The Company maintains a diversified credit portfolio, with residential real estate loans currently comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in southeastern Ohio and western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

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
The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2012 Percentage Change in Net Interest Income	December 31, 2011 Percentage Change in Net Interest Income
+300	3.81%	(2.89%)
+200	2.72%	(1.75%)
+100	1.46%	(0.76%)
-100	(2.98%)	(2.36%)

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2012.

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2012.

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

OHIO VALLEY BANC CORP.
Date:	May 10, 2012	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 10, 2012	By:	/s/Scott W. Shockey
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

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

10.1	The Ohio Valley Bank Company Supplemental Executive Retirement Plan Agreement dated March 6, 2012, between The Ohio Valley Bank Company and Thomas E. Wiseman: Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed with the SEC on March 9, 2012 (SEC File No. 0-20914).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

101*
The following financial statements from Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed on March 10, 2012, formatted in XBRL:  (i) Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011 (unaudited); (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (v) Notes to Consolidated Financial Statements tagged as blocks of text. *

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.