Form 10-Q
period 2012-06-30
OHIO VALLEY BANC CORP
filed 2012-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of common shares of the registrant outstanding as of August 9, 2012 was 4,029,439.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$9,807	$8,914
Interest-bearing deposits with banks	63,916	42,716
Total cash and cash equivalents	73,723	51,630

Securities available for sale	93,758	85,670
Securities held to maturity (estimated fair value: 2012 - $24,815; 2011 - $22,847)	24,269	22,848
Federal Home Loan Bank stock	6,281	6,281

Total loans	564,074	598,308
Less: Allowance for loan losses	(7,527)	(7,344)
Net loans	556,547	590,964

Premises and equipment, net	8,919	9,216
Other real estate owned	3,292	4,256
Accrued income receivable	2,371	2,872
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	24,762	23,097
Prepaid FDIC insurance	1,079	1,609
Other assets	5,104	4,467
Total assets	$801,372	$804,177

LIABILITIES
Noninterest-bearing deposits	$141,620	$138,143
Interest-bearing deposits	541,559	549,743
Total deposits	683,179	687,886

Other borrowed funds	20,089	20,296
Subordinated debentures	13,500	13,500
Accrued liabilities	9,793	10,652
Total liabilities	726,561	732,334

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2012 – 4,689,178 shares issued; 2011 - 4,686,295 shares issued)	4,689	4,686
Additional paid-in capital	33,525	33,473
Retained earnings	50,923	48,435
Accumulated other comprehensive income	1,386	961
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	74,811	71,843
Total liabilities and shareholders’ equity	$801,372	$804,177

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Interest and dividend income:
Loans, including fees	$8,933	$10,090	$18,897	$21,389
Securities
Taxable	446	473	872	918
Tax exempt	148	137	293	280
Dividends	67	70	138	141
Other Interest	63	47	122	114
	9,657	10,817	20,322	22,842
Interest expense:
Deposits	1,302	2,227	2,676	4,583
Other borrowed funds	123	164	248	358
Subordinated debentures	179	272	433	544
	1,604	2,663	3,357	5,485
Net interest income	8,053	8,154	16,965	17,357
Provision for loan losses	524	759	1,840	3,703
Net interest income after provision for loan losses	7,529	7,395	15,125	13,654

Noninterest income:
Service charges on deposit accounts	460	553	910	1,093
Trust fees	51	56	100	115
Income from bank owned life insurance and annuity assets	200	182	394	361
Mortgage banking income	135	60	232	137
Electronic refund check / deposit fees	226	265	2,264	2,533
Debit / credit card interchange income	421	344	816	644
Gain on sale of other real estate owned	143	5	151	10
Other	338	222	586	453
	1,974	1,687	5,453	5,346
Noninterest expense:
Salaries and employee benefits	4,185	4,084	8,453	8,107
Occupancy	383	378	785	804
Furniture and equipment	235	282	472	562
FDIC insurance	275	285	566	612
Data processing	229	215	508	451
Foreclosed assets, net	65	31	175	57
Other	1,790	1,706	3,535	3,486
	7,162	6,981	14,494	14,079

Income before income taxes	2,341	2,101	6,084	4,921
Provision for income taxes	622	546	1,743	1,333

NET INCOME	$1,719	$1,555	$4,341	$3,588

Other comprehensive income:
Change in unrealized gain/losses on securities, net of taxes	321	657	425	769

Comprehensive income	$2,040	$2,212	$4,766	$4,357

Earnings per share	$.43	$.39	$1.08	$.90

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$73,779	$69,433	$71,843	$68,128

Comprehensive income:
Net income	1,719	1,555	4,341	3,588
Change in unrealized gain on available for sale securities	486	995	644	1,166
Income tax effect	(165)	(338)	(219)	(397)
Total comprehensive income	2,040	2,212	4,766	4,357

Proceeds from issuance of common stock through dividend
reinvestment plan	----	----	55	----

Cash dividends	(1,008)	(840)	(1,853)	(1,680)

Balance at end of period	$74,811	$70,805	$74,811	$70,805

Cash dividends per share	$0.25	$0.21	$0.46	$0.42

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2012	2011

Net cash provided by operating activities:	$6,116	$9,907

Investing activities:
Proceeds from maturities of securities available for sale	17,755	13,306
Purchases of securities available for sale	(25,814)	(27,534)
Proceeds from maturities of securities held to maturity	989	816
Purchases of securities held to maturity	(2,435)	----
Net change in loans	32,242	11,115
Proceeds from sale of other real estate owned	1,450	313
Purchases of premises and equipment	(227)	(343)
Purchases of bank owned life insurance	(1,271)	----
Net cash provided by (used in) investing activities	22,689	(2,327)

Financing activities:
Change in deposits	(4,707)	(13,227)
Proceeds from common stock through dividend reinvestment plan	55	----
Cash dividends	(1,853)	(1,680)
Change in securities sold under agreements to repurchase	----	(1,427)
Proceeds from Federal Home Loan Bank borrowings	500	----
Repayment of Federal Home Loan Bank borrowings	(407)	(3,403)
Change in other short-term borrowings	(300)	372
Net cash (used in) financing activities	(6,712)	(19,365)

Change in cash and cash equivalents	22,093	(11,785)
Cash and cash equivalents at beginning of period	51,630	59,751
Cash and cash equivalents at end of period	$73,723	$47,966

Supplemental disclosure:

Cash paid for interest	$3,530	$5,592
Cash paid for income taxes	2,790	330
Non-cash transfers from loans to other real estate owned	335	227
Other real estate owned sales financed by the Bank	930	209

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2012, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2012.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2011 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,029,439 and 4,000,056 for the three months ended June 30, 2012 and 2011, respectively.  Weighted average common shares outstanding were 4,028,694 and 4,000,056 for the six months ended June 30, 2012 and 2011, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with management’s own assumptions of fair value based on factors that include recent market data or industry-wide statistics.  On an as-needed basis, the Company reviews the fair value of collateral, taking into consideration current market data, as well as all selling costs that are typically in the range of 10%.

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on discounted cash flows (Level 3).

Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$1,501	----
U.S. Government sponsored entity securities	----	1,005	----
Agency mortgage-backed securities, residential	----	91,253	----

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$5,513	----
U.S. Government sponsored entity securities	----	2,559	----
Agency mortgage-backed securities, residential	----	77,598	----

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Assets Measured on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial real estate:
Owner-occupied	----	----	$2,407
Nonowner-occupied	----	----	409

Mortgage servicing rights	----	----	417

	Fair Value Measurements at December 31, 2011, Using
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial real estate:
Owner-occupied	----	----	$290
Nonowner-occupied	----	----	1,959
Construction	----	----	587

Mortgage servicing rights	----	----	430

Other real estate owned:
Commercial real estate:
Construction	----	----	1,814
Commercial and industrial	----	----	1,134

The portion of impaired loans at June 30, 2012 with specific allocations of the allowance for loan losses had a carrying amount of $4,661 and was measured for impairment using the income and comparable sales approach.  This measurement resulted in a valuation allowance of $1,845 at June 30, 2012, which contributed to an increase of $1,946 in provision for loan loss expense during the six months ended June 30, 2012. This increase was larger than the increase of $1,306 in provision for loan loss expense from impaired loans during the six months ended June 30, 2011. The portion of impaired loans at December 31, 2011 with specific allocations of the allowance for loan losses had a carrying amount of $3,491. The loans were measured for impairment using the income approach. This measurement resulted in a valuation allowance of $655 at December 31, 2011.

During the six months ended June 30, 2012, there was no change in valuation adjustments recorded on mortgage servicing rights measured at fair value.  Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $417, which is made up of the outstanding balance of $560, net of a valuation allowance of $143 at June 30, 2012. This fair value is slightly less than the fair value of $430 at December 31, 2011, made up of the outstanding balance of $573, net of a valuation allowance of $143.  This decrease in mortgage servicing rights from December 31, 2011 to June 30, 2012 is largely due to amortization that is recorded in proportion to and over the period of the mortgage servicing rights’ estimated future servicing income of the underlying loans.

During the six months ended June 30, 2012, there was no other real estate owned measured at fair value less costs to sell.  Other real estate owned that was measured at fair value less costs to sell at December 31, 2011 had a net carrying amount of $2,948, which was made up of the outstanding balance of $4,214, net of a valuation allowance of $1,266, which resulted in a corresponding write-down of $1,266 for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired Loans:
Commercial real estate:
Owner-occupied	$2,152	Income approach	Adjustment for differences between the comparable sales	from -10% to -20%	-18%
		Income approach	Capitalization rate	from 7% to 10%
Owner-occupied	255	Income approach	Capitalization rate	10%
Nonowner-occupied	409	Income approach	Capitalization rate	10%

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 are as follows:
Fair Value Measurements at June 30, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$73,723	$73,723	$	----	$	----	$73,723
Securities available for sale	93,758	----		93,758		----	93,758
Securities held to maturity	24,269	----		11,917		12,898	24,815
Federal Home Loan Bank stock	6,281	N/A		N/A		N/A	N/A
Loans	564,074	----		----		581,056	581,056
Accrued interest receivable	2,371	----		554		1,817	2,371

Financial liabilities:
Deposits	683,179	142,421		543,059		----	685,480
Other borrowed funds	20,089	----		20,574		----	20,574
Subordinated debentures	13,500	----		10,304		----	10,304
Accrued interest payable	1,721	----		1,721		----	1,721

	December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$51,630	$51,630
Securities available for sale	85,670	85,670
Securities held to maturity	22,848	22,847
Federal Home Loan Bank stock	6,281	N/A
Loans	590,964	599,782
Accrued interest receivable	2,872	2,872

Financial liabilities:
Deposits	687,886	690,607
Other borrowed funds	20,296	20,565
Subordinated debentures	13,500	11,085
Accrued interest payable	1,894	1,894

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
June 30, 2012
U.S. Treasury securities	$1,501	$	----	$	----	$1,501
U.S. Government sponsored entity securities	1,011		----		(6)	1,005
Agency mortgage-backed securities, residential	89,146		2,127		(21)	91,252
Total securities	$91,658		$2,127		$(27)	$93,758

December 31, 2011
U.S. Treasury securities	$5,510		$3	$	----	$5,513
U.S. Government sponsored entity securities	2,501		58		----	2,559
Agency mortgage-backed securities, residential	76,203		1,407		(12)	77,598
Total securities	$84,214		$1,468		$(12)	$85,670

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2012
Obligations of states and political subdivisions	$24,249	$616	$(70)	$24,795
Agency mortgage-backed securities, residential	20	----	----	20
Total securities	$24,269	$616	$(70)	$24,815

December 31, 2011
Obligations of states and political subdivisions	$22,825	$558	$(559)	$22,824
Agency mortgage-backed securities, residential	23	----	----	23
Total securities	$22,848	$558	$(559)	$22,847

The amortized cost and estimated fair value of the securities portfolio at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,501	$1,501	$421	$427
Due in over one to five years	1,011	1,005	3,663	3,733
Due in over five to ten years	----	----	10,778	10,982
Due after ten years	----	----	9,387	9,653
Agency mortgage-backed securities, residential	89,146	91,252	20	20
Total debt securities	$91,658	$93,758	$24,269	$24,815

The following table summarizes the investment securities with unrealized losses at June 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:
Less Than 12 Months	12 Months or More	Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$1,005	$(6)	$	----	$	----	$1,005	$(6)
Agency mortgage-backed
securities, residential	12,387	(21)		----		----	12,387	(21)
Total available for sale	$13,392	$(27)	$	----	$	----	$13,392	$(27)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$2,927	$(37)	$1,595	$(33)	$4,522	$(70)
Total held to maturity	$2,927	$(37)	$1,595	$(33)	$4,522	$(70)

Less Than 12 Months	12 Months or More	Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed
securities, residential	$7,621	$(12)	$	----	$	----	$7,621	$(12)
Total available for sale	$7,621	$(12)	$	----	$	----	$7,621	$(12)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$664	$(21)	$3,557	$(538)	$4,221	$(559)
Total held to maturity	$664	$(21)	$3,557	$(538)	$4,221	$(559)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2012 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2012	2011
Residential real estate	$233,130	$238,490
Commercial real estate:
Owner-occupied	110,271	132,303
Nonowner-occupied	49,898	53,681
Construction	23,740	21,471
Commercial and industrial	45,982	45,200
Consumer:
Automobile	42,284	45,702
Home equity	19,164	20,507
Other	39,605	40,954
	564,074	598,308
Less: Allowance for loan losses	7,527	7,344

Loans, net	$556,547	$590,964

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011:

June 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,491	$3,423	$623	$1,310	$6,847
Provision for loan losses	18	1,004	(319)	(179)	524
Loans charged off	(85)	(62)	----	(298)	(445)
Recoveries	19	4	349	229	601
Total ending allowance balance	$1,443	$4,369	$653	$1,062	$7,527

June 30, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,337	$4,251	$1,140	$1,324	$8,052
Provision for loan losses	489	(116)	421	(35)	759
Loans charged off	(722)	(1,547)	(862)	(330)	(3,461)
Recoveries	29	804	71	225	1,129
Total ending allowance balance	$1,133	$3,392	$770	$1,184	$6,479

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011:

June 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,730	$3,623	$636	$1,355	$7,344
Provision for loan losses	295	1,896	(407)	56	1,840
Loans charged off	(678)	(1,158)	(70)	(817)	(2,723)
Recoveries	96	8	494	468	1,066
Total ending allowance balance	$1,443	$4,369	$653	$1,062	$7,527

June 30, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,051	$3,083	$3,795	$1,457	$9,386
Provision for loan losses	1,014	985	1,605	99	3,703
Loans charged off	(969)	(1,587)	(4,701)	(747)	(8,004)
Recoveries	37	911	71	375	1,394
Total ending allowance balance	$1,133	$3,392	$770	$1,184	$6,479

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011:

June 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$128	$1,845	$	----	$	----	$1,973
Collectively evaluated for impairment	1,315	2,524		653		1,062	5,554
Total ending allowance balance	$1,443	$4,369		$653		$1,062	$7,527

Loans:
Loans individually evaluated for impairment	$1,454	$13,104	$	----		$242	$14,800
Loans collectively evaluated for impairment	231,676	170,805		45,982		100,811	549,274
Total ending loans balance	$233,130	$183,909		$45,982		$101,053	$564,074

December 31, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$130	$525	$	----	$	----	$655
Collectively evaluated for impairment	1,730	2,968		636		1,355	6,689
Total ending allowance balance	$1,860	$3,493		$636		$1,355	$7,344

Loans:
Loans individually evaluated for impairment	$1,505	$9,733		$334	$	----	$11,572
Loans collectively evaluated for impairment	225,404	209,303		44,866		107,163	586,736
Total ending loans balance	$226,909	$219,036		$45,200		$107,163	$598,308

The following table presents information related to loans individually evaluated for impairment by class of loans:

Six months ended June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,174	$1,034	$	----	$886	$18	$13
Commercial real estate:
Owner-occupied	7,410	7,159		----	5,631	264	244
Nonowner-occupied	1,790	889		----	934	24	23
Construction	675	395		----	488	6	6
Consumer:
Automobile	22	22		----	15	1	1
Home equity	220	220		----	147	5	5
With an allowance recorded:
Residential real estate	420	420		128	420	17	13
Commercial real estate:
Owner-occupied	3,614	3,614		1,207	3,529	77	69
Nonowner-occupied	1,298	1,047		638	1,198	18	17
Total	$16,623	$14,800		$1,973	$13,248	$430	$391

Six months ended June 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,161	$968	$	----	$1,065	$26	$17
Commercial real estate:
Owner-occupied	7,713	7,008		----	7,309	239	232
Nonowner-occupied	1,361	1,361		----	1,361	22	22
Construction	679	679		----	679	19	17
Commercial and industrial	7,257	3,139		----	4,986	192	159
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	2,423	2,423		424	2,423	70	60
Total	$20,594	$15,578		$424	$17,823	$568	$507

Year ended December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,136	$1,085	$	----	$748	$36	$31
Commercial real estate:
Owner-occupied	5,713	5,470		----	5,510	325	317
Nonowner-occupied	1,192	1,192		----	1,247	56	49
Commercial and industrial	614	334		----	483	40	40
With an allowance recorded:
Residential real estate	420	420		130	84	27	22
Commercial real estate:
Nonowner-occupied	2,396	2,396		437	2,414	128	118
Construction	675	675		88	677	35	31
Total	$12,146	$11,572		$655	$11,163	$647	$608

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

June 30, 2012	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$187	$2,494
Commercial real estate:
Owner-occupied	----	38
Nonowner-occupied	----	959
Construction	----	1,574
Consumer:
Automobile	22	11
Home equity	----	5
Other	56	2
Total	$265	$5,083

December 31, 2011	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$439	$2,536
Commercial real estate:
Owner-occupied	----	125
Nonowner-occupied	----	----
Consumer:
Automobile	13	12
Home equity	----	5
Other	7	----
Total	$459	$2,678

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and loans individually classified as impaired.

The following table presents the aging of the recorded investment of past due loans by class of loans:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,981	$1,382	$2,681	$6,044	$227,086	$233,130
Commercial real estate:
Owner-occupied	1,717	----	38	1,755	108,516	110,271
Nonowner-occupied	----	472	487	959	48,939	49,898
Construction	----	----	1,574	1,574	22,166	23,740
Commercial and industrial	114	----	----	114	45,868	45,982
Consumer:
Automobile	516	278	32	826	41,458	42,284
Home equity	165	----	5	170	18,994	19,164
Other	307	102	56	465	39,140	39,605
Total	$4,800	$2,234	$4,873	$11,907	$552,167	$564,074

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,731	$1,144	$2,975	$7,850	$230,640	$238,490
Commercial real estate:
Owner-occupied	182	----	125	307	131,996	132,303
Nonowner-occupied	----	232	----	232	53,449	53,681
Construction	204	----	----	204	21,267	21,471
Commercial and industrial	171	14	----	185	45,015	45,200
Consumer:
Automobile	864	110	13	987	44,715	45,702
Home equity	75	76	5	156	20,351	20,507
Other	506	162	7	675	40,279	40,954
Total	$5,733	$1,738	$3,125	$10,596	$587,712	$598,308

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

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2012 and December 31, 2011:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
June 30, 2012
Residential real estate
Interest only payments	$	----	$252	$252
Rate reduction		420	----	420
Commercial real estate:
Owner-occupied
Interest only payments		2,939	674	3,613
Rate reduction		442	----	442
Maturity extension at lower stated rate than market rate		206	----	206
Reduction of principal and interest payments		4,266	----	4,266
Nonowner-occupied
Interest only payments		961	959	1,920
Construction
Interest only payments		----	395	395
Total TDR’s		$9,234	$2,280	$11,514

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
December 31, 2011
Residential real estate
Interest only payments	$	----	$283	$283
Rate reduction		420	----	420
Commercial real estate:
Owner-occupied
Interest only payments		3,619	----	3,619
Rate reduction		449	----	449
Maturity extension at lower stated rate than market rate		219	----	219
Nonowner-occupied
Interest only payments		3,357	----	3,357
Construction
Interest only payments		674	----	674
Commercial and industrial
Interest only payments		334	----	334
Total TDR’s		$9,072	$283	$9,355

At June 30, 2012, the balance in TDR loans increased $2,159, or 23.1%, from year-end 2011.  The increase was largely due to the modification of one commercial real estate loan totaling $4,266 during the first quarter of 2012.  The loan’s contractual principal and interest payments were reduced, which created a concession to the borrower.  At June 30, 2012 and December 31, 2011, 80% and 97% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $1,553 and $655 in reserves to customers whose loan terms have been modified in TDR’s as of June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, the Company had $94 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $81 at December 31, 2011.

There was no TDR loan modifications that occurred during the three months ended June 30, 2012.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the six months ended June 30, 2012:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2012	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$4,308	$4,266	$	----	$	----
Total TDR’s	$4,308	$4,266	$	----	$	----

All of the Company’s TDR’s that occurred during the six months ended June 30, 2012 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at June 30, 2012 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The TDR’s described above had no impact on the allowance for loan losses or charge-offs during the six months ended June 30, 2012.  As of June 30, 2012, the Company had no allocation of reserves to customers whose loan terms have been modified during the first six months of 2012.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

June 30, 2012	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$85,829	$13,152	$11,290	$110,271
Nonowner-occupied	33,931	8,448	7,519	49,898
Construction	22,166	----	1,574	23,740
Commercial and industrial	38,809	75	7,098	45,982
Total	$180,735	$21,675	$27,481	$229,891

December 31, 2011	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$103,743	$15,030	$13,530	$132,303
Nonowner-occupied	30,375	12,815	10,491	53,681
Construction	19,519	----	1,952	21,471
Commercial and industrial	36,633	3,250	5,317	45,200
Total	$190,270	$31,095	$31,290	$252,655

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. Nonperforming loans are defined as loans that are past due 90 days and still accruing or loans that have been placed on nonaccrual.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2012 and December 31, 2011:

	Consumer
June 30, 2012	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$42,251	$19,159	$39,547	$230,449	$331,406
Nonperforming	33	5	58	2,681	2,777
Total	$42,284	$19,164	$39,605	$233,130	$334,183

	Consumer
December 31, 2011	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$45,677	$20,502	$40,947	$235,515	$342,641
Nonperforming	25	5	7	2,975	3,012
Total	$45,702	$20,507	$40,954	$238,490	$345,653

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.12% of total loans were unsecured at June 30, 2012, up from 3.98% at December 31, 2011.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2012, the contract amounts of these instruments totaled approximately $56,030, compared to $61,802 at December 31, 2011.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2012 and December 31, 2011 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, promissory notes and Federal Reserve Bank (“FRB") Notes.
	FHLB Borrowings	Promissory Notes	FRB Notes		Totals

June 30, 2012	$16,641	$3,448	$	----	$20,089
December 31, 2011	$16,548	$3,748	$	----	$20,296

Pursuant to collateral agreements with the FHLB, advances are secured by $239,135 in qualifying mortgage loans, $87,356 in commercial loans and $6,281 in FHLB stock at June 30, 2012.  Fixed-rate FHLB advances of $16,641 mature through 2033 and have interest rates ranging from 1.79% to 3.42% and a year-to-date weighted average cost of 2.31%.  There were no variable-rate FHLB borrowings at June 30, 2012.

At June 30, 2012, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at June 30, 2012.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $177,137 at June 30, 2012.  Of this maximum borrowing capacity of $177,137, the Company had $143,297 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.50% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At June 30, 2012, there were no promissory notes payable by Ohio Valley to related parties.

FRB notes consist of the collection of tax payments from Bank customers under the Treasury Tax and Loan program.  These funds have a variable interest rate and are callable on demand by the U.S. Treasury.  The interest rate for the Company's FRB notes was zero percent at June 30, 2012 and December 31, 2011.  Various investment securities from the Bank used to collateralize FRB notes totaled $725 at December 31, 2011, while no securities were  used as collateral at June 30, 2012.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $17,200 at June 30, 2012 and $27,000 at December 31, 2011.

Scheduled principal payments as of June 30, 2012:

	FHLB Borrowings	Promissory Notes	FRB Notes		Totals

2012	$1,110	$1,887	$	----	$2,997
2013	3,833	166		----	3,999
2014	3,724	1,395		----	5,119
2015	1,129	----		----	1,129
2016	1,047	----		----	1,047
Thereafter	5,798	----		----	5,798
	$16,641	$3,448	$	----	$20,089

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.1% and 90.6% of total consolidated revenues for the years ended June 30, 2012 and 2011, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2012

	Banking	Consumer Finance	Total Company

Net interest income	$7,426	$627	$8,053
Provision expense	$576	$(52)	$524
Noninterest income	$1,823	$151	$1,974
Noninterest expense	$6,588	$574	$7,162
Tax expense	$536	$86	$622
Net income	$1,549	$170	$1,719
Assets	$787,885	$13,487	$801,372

	Three Months Ended June 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$7,549	$605	$8,154
Provision expense	$822	$(63)	$759
Noninterest income	$1,540	$147	$1,687
Noninterest expense	$6,424	$557	$6,981
Tax expense	$459	$87	$546
Net income	$1,384	$171	$1,555
Assets	$825,051	$13,239	$838,290

	Six Months Ended June 30, 2012

	Banking	Consumer Finance	Total Company

Net interest income	$15,083	$1,882	$16,965
Provision expense	$1,787	$53	$1,840
Noninterest income	$4,888	$565	$5,453
Noninterest expense	$13,315	$1,179	$14,494
Tax expense	$1,332	$411	$1,743
Net income	$3,537	$804	$4,341
Assets	$787,885	$13,487	$801,372

	Six Months Ended June 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$15,551	$1,806	$17,357
Provision expense	$6,645	$58	$3,703
Noninterest income	$4,613	$733	$5,346
Noninterest expense	$12,976	$1,103	$14,079
Tax expense	$867	$466	$1,333
Net income	$2,676	$912	$3,588
Assets	$825,051	$13,239	$838,290

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended June 30, 2012, net income increased by $164, or 10.5%, to finish at $1,719, compared to the same period in 2011.  Earnings per share for the second quarter of 2012 also increased by $.04, or 10.3%, compared to the same period in 2011, to finish at $.43 per share.  For the six months ended June 30, 2012, net income increased by $753, or 21.0%, to finish at $4,341, compared to the same period in 2011.  Earnings per share for the first six months of 2012 also increased by $.18, or 20.0%, to finish at $1.08 per share compared to the same period in 2011.  The annualized net income to average asset ratio, or return on assets (ROA), improved to 1.03% at June 30, 2012, as compared to 0.81% at June 30, 2011.  The Company’s net income to average equity ratio, or return on equity (ROE), improved to 11.97% at June 30, 2012, as compared to 10.49% at June 30, 2011.

The largest contributor to the Company’s growth in net income was lower provision expense during both the three and six months ended June 30, 2012, decreasing $235 and $1,863, respectively, compared to the same periods in 2011.  Lower provision expense during both the three and six months ended June 30, 2012 was impacted mostly by lower net charge-offs, which were down $2,488 and $4,953, respectively, when compared to the same periods in 2011.  This was primarily was the result higher net charge-offs taken on certain impaired loans during the first and second quarters of 2011, resulting in higher general allocations of the allowance for loan losses associated with the average historical loan loss factor.  A large portion of these higher net charge-offs during 2011 was related to $3,839 in partial charge-offs taken on one impaired commercial loan relationship during the first quarter of 2011. While $2,906 had already been allocated within the allowance for loan losses for this charge-off, an additional impairment charge to provision expense of $933 was recognized due to a continued deterioration of collateral values. The partial charge-offs from this commercial relationship also contributed to the increase in general allocations during the first half of 2011.

Partially offsetting the effects of lower provision expense during the three and six months ended June 30, 2012 was a decrease in the Company’s net interest income of $101 and $392, respectively, as compared to the same periods in 2011.  Contributing to the overall decrease in net interest income were lower average earning assets, which decreased $38,774 during the second quarter of 2012, and $51,210 during the first half of 2012, compared to the same periods in 2011, largely from loans.  Also contributing to lower net interest income was the elimination of the Bank’s RAL product.  After the 2011 tax season, the Bank ceased offering RALs as recommended by the FDIC and, as a result, did not record any RAL fee income during the first and second quarters of 2012, as compared to $561 in RAL fees during the first and second quarters of 2011.

Further impacting the net income results were changes in the Company’s noninterest income and noninterest expenses during the three and six months ended June 30, 2012.  When compared to the three and six months ended June 30, 2011, the Company’s noninterest income during the three and six months ended June 30, 2012 increased $287 and $107, respectively, while noninterest expense increased $181 and $415, respectively.  Noninterest income was largely impacted by increases in the Company’s gains on the sale of other real estate owned, debit and credit card interchange income, and mortgage banking revenue. The Company’s ERC/ERD fees partially offset the growth in noninterest income, decreasing 14.7% and 10.6% during the quarterly and year-to-date periods ended June 30, 2012, respectively, as compared to the same periods in 2011.  The volume of ERC/ERD fees also lowered significantly during the second quarter of 2012 as compared to the previous linked first quarter of 2012 due to the seasonal nature of ERC/ERD transactions.  ERC/ERD fees are discussed further under the caption “Noninterest Income” in this Management’s Discussion and Analysis.  Higher noninterest expense was impacted mostly by increased salaries and employee benefits, primarily related to higher annual merit increases, healthcare and retirement benefit costs.

The consolidated total assets of the Company decreased $2,805, or 0.3%, during the first half of 2012 as compared to year-end 2011, to finish at $801,372.  This change in assets was due to a decrease in the Company’s earning assets of $3,525 from year-end 2011, mostly from lower loans partially offset by increases in both interest-bearing deposits with banks and investment securities.  The first half of 2012 saw the Company’s loan portfolio decrease $34,234, or 5.7%, from year-end 2011.  This change in loan balances came primarily from the commercial real estate loan portfolio, which decreased $23,546, or 11.4%, from year-end 2011, largely due to increases in loan payoffs as well as additional charge-offs recorded during the first half of 2012.  Further decreasing the Company’s loan portfolio were consumer and residential real estate loans, which decreased $6,110 and $5,360, respectively, from year-end 2011.  The decreases in consumer loans were largely due to lower auto loan balances, while lower residential real estate loan balances were impacted mostly from longer-term, fixed-rate loans.

Interest-bearing deposits with banks increased $21,200 from year-end 2011.  Interest-bearing deposits with banks largely consist of short-term investments in the Company’s Federal Reserve Bank clearing account, which earns 0.25%.  During the first quarter of 2012, the Company experienced a significant increase in tax refund volume related to its ERC/ERD business.  These short-term tax refunds, facilitating through several of the Company’s noninterest-bearing checking accounts, were invested with the Federal Reserve Bank clearing account.  As the tax season ended during the second quarter of 2012, the short-term tax refund deposits had disbursed out of the Federal Reserve Bank clearing account, leaving a portion of excess funds retained in the account.  With loan demand being challenged and payments and payoffs increasing at a faster pace than new loan balances, a portion of the retained excess funds from the Company’s Federal Reserve Bank clearing account were used to fund investment security purchases as well as to satisfy increased maturities within the Company’s time deposit portfolio.  The Company’s investment securities increased $9,509, or 8.8%, from year-end 2011, mostly from purchases of long-term U.S. Government agency (“Agency”) mortgage-backed securities.

The Company continues to place more emphasis on growing its core deposit sources, such as noninterest-bearing demand accounts as well as interest-bearing NOW, money market and savings account balances. This emphasis has contributed to a larger balance shift away from its noncore deposit sources such as retail and wholesale time deposits. As a result, during the first half of 2012, the Company experienced a $19,152 decrease in its noncore time deposit balances from year-end 2011. This is compared to increases in the Company’s interest- and noninterest-bearing core deposit balances, which were up $10,968 and $3,477, respectively, from year-end 2011.  Interest-bearing deposits benefited from increased NOW, money market and savings account balances while noninterest-bearing balances were largely impacted by excess funds retained from the ERC/ERD transactions that had processed during the tax season of 2012, as well as increased balances within the Company’s rewards checking products.

The Company will continue to utilize its excess liquidity to fund potential earning asset growth during the remainder of 2012.

Comparison of
Financial Condition
at June 30, 2012 and December 31, 2011

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2012 compared to December 31, 2011.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest- and non-interest bearing balances due from banks.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At June 30, 2012, cash and cash equivalents had increased $22,093, or 42.8%, to $73,723, as compared to $51,630 at December 31, 2011.  The increase in cash and cash equivalents was largely affected by the Company’s increased liquidity position due to seasonal tax deposits combined with increased loan payoffs from year-end 2011.  The Company will generally experience higher levels of excess funds during the first quarter than any other part of the year due to increased tax refund deposits from its ERC/ERD tax business.  Liquidity levels normalize during the second quarter as these short-term tax refund deposits are fully disbursed from its Federal Reserve Bank clearing account, leaving a portion of retained excess funds.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  In addition, the Company will utilize its Federal Reserve Bank clearing account to manage both investment security purchases and maturities, as well as to fund continued maturities of retail and wholesale certificates of deposit (“CD’s”).  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Securities

The balance of total securities increased $9,509, or 8.8%, as compared to 2011.  The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions.  During the first half of 2012, the Company experienced an increase in its liquidity position impacted by retained excesss funds from seasonal tax clearing activities and increased loan payments and payoffs.  As a result, the Company invested a portion of its excess funds into new long-term Agency mortgage-backed securities, which increased $13,651, or 17.6%, from year-end 2011.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances at a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $10,944 from January 1, 2012 through June 30, 2012.

While security growth has been evident within the Agency mortgage-backed securities portfolio, the Company saw its U.S. Treasury and GSE securities balances decrease $5,566, or 69.0%, collectively, from year-end 2011. In addition to helping achieve diversification within the Company’s investment securities portfolio, U.S. Treasury and GSE securities have been used to satisfy pledging requirements for repurchase agreements. However, during the third quarter of 2011, newly enacted legislation permitted business checking accounts to earn interest on their deposits. This legislation prompted all of the Company’s repurchase agreement accounts to reinvest into either interest-bearing demand accounts subject to normal FDIC insurance coverage or noninterest-bearing demand accounts with unlimited FDIC insurance coverage until the end of 2012. As a result, the Company’s repurchase agreement balances were $0 at December 31, 2011, eliminating the need to secure these balances with U.S. Treasury and GSE investment securities.  For the remainder of 2012, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first half of 2012, total loan balances decreased from year-end 2011 by $34,234, or 5.7%.  Lower loan balances were mostly influenced by the commercial loan portfolio, which includes both commercial real estate and commercial and industrial loans.  While commercial loans were down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Commercial real estate, the Company’s largest segment of commercial loans, decreased $23,546, or 11.4%, from year-end 2011.  Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate loans were down largely from its owner-occupied portfolio during 2012, which decreased $22,032, or 16.7%, from year-end 2011.  This decrease was mostly due to large loan payoffs during the first quarter of 2012 totaling $16,537 on various owner-occupied commercial real estate loans with two borrowers.  Owner-occupied loans consist of nonfarm, nonresidential properties.  A commercial owner-occupied loan is a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property.  Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores.  Nonowner-occupied loans decreased $3,783, or 7.0%, from year-end 2011 in large part due to loan payoffs and partial charge-offs. Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels and motels.  These loans are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Commercial construction loans, which increased $2,269, or 10.6%, from year-end 2011, are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements.

At June 30, 2012, the Company’s commercial and industrial loan portfolio was up from year-end 2011 by $782, or 1.7%.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Over sixty percent of the Company’s total commercial loan portfolio, including participation loans, consists of rental property loans (29.0% of portfolio), medical industry loans (7.3% of portfolio), hotel and motel loans (7.0% of portfolio), government and education loans (6.4% of portfolio), church loans (5.4% of portfolio) and land development loans (5.1% of portfolio).  At June 30, 2012, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Pike counties of Ohio, which accounted for 47.5% of total originations.  The growing West Virginia markets also accounted for 35.0% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.

Lower loan balances during 2012 were also influenced by the Company’s total consumer loans, which decreased $6,110, or 5.7%, from year-end 2011.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $3,418, or 7.5%, from year-end 2011. The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 41.8% of total consumer loans at June 30, 2012. In recent years, growing economic factors have weakened the economy and have limited consumer spending. During this time of economic challenge, the Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure. The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment. The decreasing trend of auto loan balances should continue during 2012, as the larger institutions and captive finance companies will continue to aggressively compete for a larger share of the market.

The remaining consumer loan products not discussed above declined $2,692, or 4.4%, which include general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.  Management will continue to place more emphasis on other loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Generating residential real estate loans remains a significant focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first half of 2012, total residential real estate loan balances decreased $5,360, or 2.2%, from year-end 2011. The decrease was mostly from the Company’s 15-, 20- and 30-year fixed-rate loans, which declined $10,914, or 6.6%, from year-end 2011. Long-term interest rates continue to remain at historic low levels and have prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans in recent years. Management has determined that originating 100% of the demand for long-term fixed-rate real estate loans at such low rates would present an unacceptable level of interest rate risk. Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its fixed-rate mortgage loans to the secondary market, which allowed its customers to take advantage of low rates and reduce their monthly costs.  The Company maintains its relationship with the customer by servicing the loan. The Company has experienced an increase in refinancing volume, which has led to higher secondary market sales in 2012 versus 2011.  During the first six months of 2012, a total of 87 loans totaling $11,155 were sold, compared to 34 loans sold totaling $3,572 during the first six months of 2011.  This trend of secondary market emphasis also contributed to a lower balance of one-year adjustable-rate mortgages, which were down $1,012 or 4.7%, from year-end 2011.  The remaining real estate loan portfolio balances increased $6,566, or 12.5%, primarily from the Company’s other variable-rate products. The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market. The Company will continue to follow this secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

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

During the first half of 2012, the Company’s allowance for loan losses increased $183, or 2.5%, to finish at $7,527 as compared to $7,344 at year-end 2011.  This increase in the allowance was largely from additional reserves required during the first half of 2012 from various loan impairments which contributed to a $1,318 increase in specific allocations from year-end 2011.  These additional specific allocations include the impairments in collateral values and ongoing cash flows of two commercial real estate loan relationships identified during the first and second quarters of 2012.  Both impairments required specific allocations within the allowance for loan losses and corresponding increases to provision for loan losses expense.

Partially offsetting the increases in the allowance mentioned above were lower general allocations related to improving economic risk trends and lower loan balances.  As previously mentioned, the U.S. economy has been under financial stress in recent years, causing the Company’s borrowers to experience financial difficulties and liquidity strains.  Management has focused on improving asset quality and lowering credit risk while working to maintain its relationships with its borrowers.  The Company has continued to work with its borrowers during their periods of financial hardship to grant temporary concessions on their loan terms in the form of TDRs.  As part of the Company’s quarterly analysis of the allowance for loan losses, an improving trend has been identified within its economic risk allocation, which, among other things, accounts for unemployment rates and classified/criticized asset levels.  Since year-end 2011, unemployment rates within the Company’s lending markets have decreased, while classified and criticized asset balances have also decreased.  These improving trends have placed less pressure on the economic risk allocation of the allowance for loans losses. In addition, the Company’s total loan portfolio balance decreased $34,234 from year-end 2011, having a direct impact on lower general allocations of the allowance.  As a result, these factors contributed to a $1,135 decrease in the Company’s total general allocation from year-end 2011.

The Company’s impaired loans increased $3,228, or 27.9%, from year-end 2011 in large part due to the addition of one commercial real estate loan totaling $4,266.  Modifications of the contractual terms of this loan were performed during the first quarter of 2012, which provided the borrower a temporary concession.  An impairment analysis was performed on the collateral values of the loan which revealed no need for a specific allocation of the allowance for loan losses.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. At June 30, 2012, there was $1,973 in specific allocations reserved for expected losses of impaired loans. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.

The Company experienced a $2,211 increase in its nonperforming loans from year-end 2011.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $5,348 at June 30, 2012, compared to $3,137 at year-end 2011.  The increase was mostly related to three impaired commercial real estate loans totaling $1,353 that were classified as nonaccrual during the first quarter of 2012 and two commercial real estate loans totaling $1,179 that became over 90 days past due but still accruing during the second quarter of 2012.  As a result, the Company’s ratio of nonperforming loans to total loans increased from 0.52% at December 31, 2011 to 0.95% at June 30, 2012.  Furthermore, the Company experienced an increase in its nonperforming assets to total assets ratio, increasing from 0.92% at December 31, 2011 to 1.08% at June 30, 2012.  Approximately 34.1% of nonperforming assets is related to two loans with one commercial borrower totaling $2,948 that was transferred into other real estate owned during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at June 30, 2012 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Largely due to a $34,234, or 5.7% decrease in total loan balances and increased specific allocations from year-end 2011, the ratio of the allowance for loan losses to total loans increased to 1.33% at June 30, 2012, compared to 1.23% at December 31, 2011.  Management believes that the allowance for loan losses at June 30, 2012 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits decreased $4,707, or 0.7%, to finish at $683,179 at June 30, 2012.  This change in time deposits from year-end 2011 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances. Core relationship deposits are considered by management as a primary source of the Bank’s liquidity. The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors. As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in NOW and savings accounts at June 30, 2012 than at December 31, 2011, while a lesser portion has resulted in brokered and retail time deposits at June 30, 2012 than at December 31, 2011. Furthermore, the Company’s core noninterest-bearing demand accounts increased from year-end 2011.

Deposit decreases from year-end 2011 came mostly from the Company’s time deposits.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 36.0% of total deposits December 31, 2011.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  As a result, time deposits represented 33.5% of total deposits at June 30, 2012.  During the first half of 2012, time deposits decreased $19,152, or 7.7%, from year-end 2011.  With loan balances down 5.7% from year-end 2011, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels, the Company has seen the cost of its retail CD balances continue to reprice downward to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $10,931 from year-end 2011.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $8,221 from year-end 2011.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

Further decreases in the Company’s deposit balances came from money market accounts, which were down $2,047, or 1.3%, from year-end 2011. The decrease came largely from the Company’s Market Watch product. The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers. With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.  As the terms of these special incentive offerings have ended, the interest rates have adjusted down to current market rates, which have impacted the decrease in Market Watch balances at June 30, 2012 from year-end 2011.

 Partially offsetting the decreases in time deposits and money market account balances was growth in the Company’s interest-bearing NOW account balances, which increased $7,877, or 7.8%, during the first half of 2012 as compared to year-end 2011. This increase was largely driven by public fund balances related to local city and county school construction projects within Gallia County, Ohio. While the Company feels confident in the relationships it has with its public fund customers, these balances will continue to experience “larger” fluctuations than other deposit account relationships due to the nature of the account activity. Larger public fund balance fluctuations are, at times, seasonal and can be predicted while most other large fluctuations are outside of management’s control. The Company values these public fund relationships it has secured and will continue to market and service these accounts to maintain its long-term relationships.

Also partially offsetting overall deposit decreases was growth in the Company’s savings account balances, which increased $5,138, or 11.0%, from year-end 2011, coming primarily from the statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough for the customer to invest balances into a more liquid product, such as a statement savings account.

The Company’s interest-free funding source, noninterest-bearing demand deposits, increased $3,477, or 2.5%, from year-end 2011.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first quarter of 2012.  The Company is one of a few institutions that provide ERC/ERD processing for a tax software provider.  During 2012, this software provider was successful in increasing the volume of its ERC/ERD transactions from the same period in 2011.  These seasonal business checking account balances should continue to normalize during the remainder of 2012.

The Company will continue to experience increased competition for deposits in its market areas that could challenge growth within its core deposit products.  The Company will continue to emphasize growth in its core deposit relationships during the remainder of 2012, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund potential asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes. During the first half of 2012, other borrowed funds were down $207, or 1.0%, from year-end 2011. With net loan demand continuing on a declining pace during 2012, management will consider the use of its retained deposit proceeds from the first quarter’s seasonal tax activity to repay FHLB borrowings, as necessary. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

 Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At June 30, 2012, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at June 30, 2012 of $74,811 increased $2,968, or 4.1%, as compared to the balance of $71,843 at December 31, 2011. Contributing most to this increase was year-to-date net income of $4,341, partially offset by cash dividends paid of $1,853, or $.46 per share.

Comparison of Results of Operations
for the Three and Six Months Ended
June 30, 2012 and 2011

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months and six months ended June 30, 2012 compared to the same periods in 2011. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  During the second quarter of 2012, net interest income decreased $101, or 1.2%, as compared to the second quarter of 2011.  During the six months ended June 30, 2012, net interest income decreased $392, or 2.3%, as compared to the six months ended June 30, 2011.  The quarterly and year-to-date decreases were largely due to a decline in fees on loans and lower average earning asset balances which yielded less interest income.

Total interest and fee income earned on the Company’s earning assets decreased $1,160, or 10.7%, during the second quarter of 2012, and decreased $2,520, or 11.0%, during the first half of 2012, as compared to the same periods in 2011.  This drop in earnings was largely due to lower consumer fees and an overall decrease in average loan balances, which decreased $58,274, or 9.1%, when comparing average loan balances during the first half of 2012 to the first half of 2011.  The consumer loan portfolio contributed most to the decline in interest and fee income, which decreased $332, or 13.4%, during the second quarter of 2012, and $1,078, or 18.8%, during the first half of 2012, as compared to the same periods in 2011.  Contributing to this was lower consumer loan average balances during 2012, primarily from auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.  Also contributing to the decrease in consumer interest and fee revenue was a decrease in tax refund anticipation loan fees during the first half of 2012.  The Company’s participation with a third-party tax software provider had given the Bank the opportunity to make RALs during the tax refund loan season, typically from January through March. During the first half of 2011, the Company recognized $561 in RAL fees.  In response to the FDIC's expressions of concern about RALs, the Bank determined to discontinue offering RALs after April 19, 2011. As a result, the Bank did not originate RAL loans during the first half of 2012.  The FDIC's concern and recommendation does not affect the Bank's offering of other tax refund products, such as ERC’s and ERD’s. Furthermore, the FDIC’s recommendation does not affect the offerings of RALs by Loan Central.

The Company also experienced lower average loan balances within the commercial loan portfolio during the first half of 2012 versus the same period in 2011, which primarily came from significant charge-offs and payoffs of commercial real estate and commercial and industrial loans during 2011 and the first half of 2012.  The lower loan balances contributed to a $567, or 14.9%, decrease in commercial interest and fee revenue during the second quarter of 2012, and a $933, or 12.2%, decrease during the first half of 2012, versus the same periods in 2011.  Furthermore, the Company’s average residential real estate loan portfolio decreased during the first half of 2012 versus the same period in 2011.  The decreases in residential real estate loans has been largely the result of management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $270, or 7.3%, decrease in real estate interest and fee income during the three months ended June 30, 2012, and a $527, or 7.1%, decrease during the six months ended June 30, 2012, as compared to the same periods in 2011.

Further contributing to lower interest and fee income was a decrease in the yields earned on average earning assets during the quarterly and year-to-date periods ended June 30, 2012, as compared to the same periods in 2011.  The average yield on earning assets decreased 32 basis points during the second quarter of 2012 to finish at 5.08%, and decreased 29 basis points during the first half of 2012 to finish at 5.18%, as compared to the same periods in 2011.  Lower asset yields were mostly impacted by decreasing market rates and the elimination of RAL fees in 2012.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $1,059, or 39.8%, during the second quarter of 2012, and $2,128, or 38.8%, during the first half of 2012, as compared to the same periods in 2011.  The benefits of lower interest expense are the result of lower rates paid on interest-bearing liabilities.  The Federal Reserve continues to hold the prime interest rate at 3.25%, and the target federal funds rate remains at a range from 0.0% to 0.25%.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, including public fund NOW, Gold Club and Market Watch accounts.  Interest rates on CD balances have also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates from 2008), which have lowered funding costs during the quarterly and year-to-date periods ending June 30, 2012, as compared to the same periods in 2011.  The Company also continues to experience a deposit composition shift from a higher level of average time deposits to an increasing level of average core deposit balances.  During the first half of 2012, the Company’s average time deposit balances, with a weighted average cost of 1.5%, decreased $59,362 as compared to the first half average of 2011.  This is compared to an average balance increase of $45,432 in the Company’s lower costing, core deposit balances, with a weighted average cost of 0.58% during the first half of 2012 as compared to the first half of 2011.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Company’s total weighted average funding costs have decreased 46 basis points from 1.23% at June 30, 2011 to 0.77% at June 30, 2012.

During the three and six months ended June 30, 2012, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin has improved 17 basis points to 4.25% during the second quarter of 2012, and improved 16 basis points from 4.17% to 4.33%, as compared to the same periods in 2011.  The Company attributes this margin enhancement to higher balances held in noninterest-bearing deposit accounts from increased tax refund deposits and a higher deposit mix of lower-costing, core deposit balances of savings, NOW and money market balances.  The Company will continue to focus on re-deploying the Federal Reserve balances earning 0.25% into higher yielding instruments as opportunities arise. Net interest margin will benefit if these deposits with the Federal Reserve Bank can be re-invested in loans and other longer-term, higher yielding investments. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past several years has seen the banking industry under continued stress due to declining real estate values and asset impairments. Earlier in 2012, the Federal Reserve announced it would maintain the current state of low interest rates through 2014 or longer to help boost the economy as its recovery has been short of expectations. However, further decreases in interest rates by the Federal Reserve are estimated to have a negative effect on the Company’s net interest income, as most of its deposit balances are perceived to be at or near their interest rate floors. The Company will also continue to face pressure on its net interest income and margin improvement unless loan balances begin to expand and become a larger component of overall earning assets.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the second quarter and first half of 2012, decreasing $235 and $1,863, respectively, as compared to the same periods in 2011.  Provision expense decreased in large part due to decreases in both net charge-offs and general allocations when comparing the first half of 2012 to the same period in 2011.  These changes were largely the result of commercial loan adjustments that occurred during the previous year’s first quarter.  During the first half of 2012, the Company’s net charge-offs totaled $1,657, a decrease from the $6,610 in net charge-offs recognized during the first half of 2011. This was largely due to the partial charge-offs of various commercial and residential real estate loans classified as impaired and TDRs. Management believed these charge-offs of collateral dependent loans were necessary given the status of the economy and the customers’ continued financial weakness. The largest of these charge-offs occurred during the first quarter of 2011, when the Company partially charged off $3,839 on two commercial loans classified as TDRs from one relationship due to a continued deterioration in collateral values.  Of this partially charged-off amount, a specific allocation of approximately $2,906 already had been reserved in the allowance for loan losses from prior impairment analysis.  A current analysis of the loans’ collateral values at that time revealed a $933 impairment that required a corresponding increase to provision expense that was used to absorb part of the $3,839 write-down during the first quarter of 2011.

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

As a result of the previously mentioned impaired and TDR loan charge-offs during the first and second quarters of 2011, the Company’s general allocations related to the historical loan loss factor was also impacted at that time.  The Company’s general allocation evaluates, among other things, the average historical loan losses over the previous 36 months.  These charge-offs, including the $3,839 charge-off mentioned above, during the first quarter of 2011 increased the general charge-off allocation for commercial loans from $1,231 at December 31, 2010 to $2,797 at June 30, 2011, impacting provision expense during the first half of 2011.  As this charge-off amount completes its 36-month progression, the balance will no longer be a part of the 3-year historical loan loss.  The general allocation also evaluates other factors, such as economic risk, as well as changes in classified and criticized assets.

Management believes that the allowance for loan losses was adequate at June 30, 2012 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.33% of total loans at June 30, 2012, as compared to 1.23% at December 31, 2011.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

 Noninterest Income

Noninterest income for the three months ended June 30, 2012 was $1,974, an increase of $287, or 17.0%, over the same quarterly period in 2011.  Noninterest income for the six months ended June 30, 2012 was $5,453, an increase of $107, or 2.0%, over the six months ended June 30, 2011.  The growth in noninterest income was affected mostly by increased gains on the sale of other real estate owned (“OREO”) properties, which were up $138 and $141 during the second quarter of 2012 and the first six months of 2012, respectively, as compared to the same periods in 2011.During the second quarter of 2012, the Company realized a $100 gain on the sale of one piece of commercial real estate property classified as OREO, which contributed to most of the OREO gains reported above.

Further improvements to noninterest revenue came from growth in debit and credit interchange income, which increased $77, or 22.4%, during the second quarter of 2012, and $172, or 26.7%, during the first half of 2012, as compared to the same periods in 2011.  The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continued to increase from a year ago. Beginning in the second half of 2010, the Company began offering incentive based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria. In addition, similar incentives were introduced to the Company’s Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending. While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company’s emphasis on growing and enhancing its customer relationships.

Noninterest revenue improvement was also driven by higher mortgage banking income affected by an increase in the volume of real estate loans sold to the secondary market.  To help manage consumer demand for longer-termed, fixed-rate real estate mortgages during the first half of 2012, the Company sold a portion of the real estate loans it originated during that period.  Historic low interest rates on long-term fixed-rate mortgage loans continue to provide consumers with opportunities to refinance their existing mortgages.  The decision to sell long-term fixed-rate mortgages at lower rates also helps to minimize the interest rate risk exposure to rising rates. During the second quarter of 2012 and the first half of 2012, the Company experienced an increase in the number of loans sold to the secondary market by 36 and 53 loans, respectively, as compared to the same periods in 2011.  This generated an increase in mortgage banking income of $75 and $95 during the second quarter and the first half of 2012, respectively, as compared to the same periods in 2011.

Partially offsetting the noninterest improvements mentioned above was lower seasonal tax refund processing fees classified as ERC/ERD fees.  During the three months and six months ended June 30, 2012, the Company’s ERC/ERD fees decreased by $39, or 14.7%, and $269, or 10.6%, respectively, as compared to the same periods in 2011.  During the first half of 2012, the volume of ERC/ERD items increased over the same period in 2011.  However, the fee per ERC/ERD transaction was reduced from the prior year, which contributed to lower fee revenue.  While ERC/ERD fee income generated less income during the first and second quarters of 2012 versus the same periods in 2011, management is pleased with the significant contribution this revenue source made, accounting for 41.5% of the overall noninterest income during the first half of 2012. As a result of ERC/ERD fee activity being mostly seasonal, the majority of income was recorded during the first half of 2012, with only minimal income expected during the second half of 2012.

The Company also experienced less income from service charges on deposit accounts, which decreased $93, or 16.8%, during the second quarter of 2012, and $183, or 16.7%, during the first half of 2012, as compared to the same periods in 2011.  This decrease was in large part due to lower overdraft fees related to a lower volume of non-sufficient fund transactions that were processed.

The remaining categories within noninterest income increased $49 during the second quarter of 2012 and increased $21 during the first half of 2012, as compared to the same periods in 2011.

Noninterest Expense

Noninterest expense increased $181, or 2.6%, during the second quarter of 2012, and increased $415, or 2.9%, during the first half of 2012, as compared to the same periods in 2011.  Contributing most to the growth in net overhead expense were higher salaries and employee benefits.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $101, or 2.5%, and $346, or 4.3%, during the second quarter and first half of 2012, respectively, as compared to the same periods in 2011.  The increase was largely due to annual merit increases, increased health insurance benefit costs, and higher retirement benefit costs.  The Company’s full-time employee equivalent base decreased from 285 employees on staff at June 30, 2011 to 278 employees at June 30, 2012.

Also contributing to additional noninterest expense during 2012 were foreclosed asset costs, which increased $34 and $118 during the second quarter and first half of 2012, respectively, as compared to the same periods in 2011. The increases in foreclosed asset costs in 2012 were related mostly to two commercial real estate properties. Foreclosure expenses include the costs in maintaining the properties, which consist of taxes and general maintenance.

The Company’s other noninterest expense category also increased $84, or 4.9%, during the second quarter of 2012, and $49, or 1.4%, during the first half of 2012, as compared to the same periods in 2011.  Contributing most to this change were increasing incentives incurred on the Company’s demand deposit and credit card products, which were part of management’s added emphasis on further building and maintaining core deposit relationships.

Further noninterest expense increases were recognized in the Company’s data processing activity, which were up $14, or 6.5%, during the second quarter of 2012, and up $57, or 12.6%, during the first half of 2012, as compared to the same periods in 2011. The Company continues to take great strides in utilizing the growing technology offered to financial institutions to enhance its loan and deposit products to better serve its customers. Data processing costs include processing services for the Company’s debit and credit cards as well as online and mobile banking technology.

Various noninterest expense categories decreased during the three months and six months ended June 30, 2012, as compared to the same periods in 2011, which partially offset the expense increases described above.  Occupancy and furniture/equipment costs decreased $42, or 6.4%, during the second quarter of 2012, and decreased $109, or 8.0%, during the first half of 2012, as compared to the same periods in 2011.  This decrease was largely due to lower depreciation expense on purchased equipment from prior years based on a declining balance method that accelerates depreciation costs in the early stages of the assets’ useful life. With no significant equipment purchases during 2012, the acceleration effect of depreciation has decreased.

Also partially offsetting overhead expense increases during 2012 were decreases in the Company’s FDIC premium expense.  FDIC premium expense decreased $10, or 3.5%, and $46, or 7.5%, during the second quarter and first half of 2012, respectively, as compared to the same periods in 2011. Beginning April 1, 2011, the assessment base for deposit insurance premiums changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules changed. The new assessment method has afforded the Company lower net premium assessments. While the Company has benefited from these changes in calculation methods, continued declines in the Deposit Insurance Fund could result in the FDIC imposing assessments in the future, which could adversely affect the Company's capital levels and earnings.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  However,  revenue levels have been negatively affected by lower net interest income due to decreases in RAL fees combined with lower average earning assets.  Furthermore, higher overhead expenses were the result of increased health insurance and retirement benefit costs, which placed additional pressure on efficiency improvement during the second quarter and first half periods of 2012.  As a result, overhead expense for 2012 has outpaced revenue levels, causing both the quarter- and year-to-date efficiency ratios to worsen from prior periods. The efficiency ratio during the second quarter of 2012 increased to 70.7% from 70.2% during the second quarter of 2011.  The efficiency ratio during the first half of 2012 increased to 64.0% from 61.5% during the first half of 2011.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios
	6/30/12	12/31/11	Regulatory Minimum
Tier 1 risk-based capital	15.9%	14.4%	4.00%
Total risk-based capital ratio	17.2%	15.6%	8.00%
Leverage ratio	10.4%	10.3%	4.00%

Cash dividends paid of $1,853 during the first six months of 2012 represent a 10.3% increase over the cash dividends paid during the same period in 2011.  The increase in cash dividends paid is due to the special one-time dividend of $.04 per share paid in the second quarter of 2012.  As a result, the dividend rate paid during the second quarter of 2012 increased to $0.25 per share, as compared to the quarterly dividend rate of $0.21 per share paid in 2011.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $167,902, represented 21.0% of total assets at June 30, 2012. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2012, the Bank could borrow an additional $143,297 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2012, this line had total availability of $42,330. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2012 Percentage Change in Net Interest Income	December 31, 2011 Percentage Change in Net Interest Income
+300	(1.55%)	(2.89%)
+200	(.80%)	(1.75%)
+100	(.26%)	(.76%)
-100	(2.15%)	(2.36%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At June 30, 2012, the interest rate risk profile reflects a liability sensitive position, which produces lower net interest income due to an increase in interest rates.  The exposure to rising rates has decreased from year end due to an increase in liquidity, which was funded by a reduction in loans.  This additional liquidity is maintained in our account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The discontinuance of tax refund clearing services pursuant to an arrangement with a single tax software provider could have a material adverse effect on our net income.

Through our relationship with a single tax software provider, the Bank offers a service to facilitate the payment of tax refunds for customers who electronically file their tax returns.  Under this program, the Bank acts as a tax refund clearing agent for ERC/ERD transactions and, in return, charges a fee for this service.  For the six months ended June 30, 2012, the Company recorded ERC/ERD fee income of $2,264.

Prior to 2012, the Bank also offered RALs through the same tax software provider.  On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RALs through third parties following the completion of the 2011 tax filing season.  The FDIC expressed concerns regarding the underwriting of RALs by the Bank based on the 2010 decision by the Internal Revenue Service (the "IRS") to cease providing debt indicator information.  The debt indicator information provided an indication of whether an individual taxpayer would have any portion of the anticipated tax refund offset for delinquent taxes or other debts, such as unpaid child support or delinquent federally funded student loans.  In response to the FDIC's expression of concern, the Bank discontinued offering RALs through unrelated third-party vendors after April 19, 2011.  The Bank's termination of this product had a negative effect on the Company's results of operations.  The Bank does, though, continue to offer ERCs and ERDs through its tax refund clearing agreement with the current software provider.  In addition, Loan Central continues to offer RALs, but is not under any agreements with the current software provider.

The Company will continue to face risks within its ERC/ERD tax refund processing business that could potentially terminate its agreement with the third-party software provider.  These risks include not being able to perform the amount of service desired by the vendor, competition from other financial companies that might be chosen by the vendor to replace the Company, less favorable terms being negotiated with the vendor or a reduction in the vendor's business.  The Company might not be able to obtain a contract with another vendor if the current vendor terminates its contracts with the Bank.  The termination of the tax refund products would have a negative effect on the Company's earnings.

The Company could be subject to additional regulatory and public pressure to exit the tax refund facilitation business, which could have a material adverse effect on the Company's profits.

The Bank provides an ERC/ERD service in which they facilitate the payment of tax refunds for customers who electronically file their tax returns.  The Bank is one of only a few financial institutions in the United States that provide this service to taxpayers.  Under this program, the Bank accepts an electronic deposit of a taxpayer's refund and disburses the proceeds as agreed by the taxpayer, in return for which the taxpayer pays a fee.  At June 30, 2012, gross income from ERC/ERD activities accounted for approximately 41.5% of the Company's total noninterest income.  In addition, Loan Central makes RAL loans to taxpayers for which it receives repayment from the taxpayers' refunds.

Various governmental, regulatory and consumer groups have, from time to time, objected to the provision of RALs, ERCs and ERDs, claiming that the costs are unfair to taxpayers.  Although the Bank ceased providing RALs, management of the Company believes that these groups may pressure Loan Central to discontinue offering RALs and the Bank to discontinue offering ERCs and ERDs.  Actions of these groups and others could result in regulatory, governmental or legislative action, litigation against the Company or reputational pressure.  If such actions result in the Company discontinuing RALs, ERCs and ERDs, either voluntarily or involuntarily, the Company's earnings could be materially reduced.

Tax refund products present significant compliance and regulatory challenges.  If the Company fails to comply with all statutory and regulatory requirements, penalties for violations and litigation could have a material negative impact on net income.

Federal and state laws and regulations govern numerous matters relating to the offering of RALs, ERCs and ERDs, and to the preparation of tax returns, with which Loan Central assists customers.  Failure to comply with disclosure requirements, interest rate and fee limits, and tax return preparation laws and regulations could expose the Company to significant penalties or litigation.  Either penalties or litigation could have a material adverse effect on the Company's net income.

In addition to the above risk factors, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2012.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

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

OHIO VALLEY BANC CORP.
Date:	August 9, 2012	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	August 9, 2012	By:	/s/Scott W. Shockey
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

101*
The following financial statements from Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 9, 2012, formatted in XBRL:  (i) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2012 and 2011 (unaudited); (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and (v) Notes to Consolidated Financial Statements (to be filed no later than 30 days after the date this report is filed). *

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.