Form 10-Q/A
period 2012-06-30
OHIO VALLEY BANC CORP
filed 2012-09-07
CIK 894671

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

OHIO VALLEY BANC CORP.
Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

4
Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Incorporated herein by reference to Exhibit 4 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (SEC File No. 0-20914).

31.1
Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer):  Incorporated herein by reference to Exhibit 31.1 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (SEC File No. 0-20914).

31.2
Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer):  Incorporated herein by reference to Exhibit 31.2 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (SEC File No. 0-20914).

32
Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Incorporated herein by reference to Exhibit 32 to Ohio Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (SEC File No. 0-20914).

101.INS	XBRL Instance Document: Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema: Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase: Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase: Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase: Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase: Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	September 7, 2012	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	September 7, 2012	By:	/s/Scott W. Shockey
Scott W. Shockey
Vice President and Chief Financial Officer