Form 10-Q
period 2012-09-30
OHIO VALLEY BANC CORP
filed 2012-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of common shares of the registrant outstanding as of November 9, 2012 was 4,029,439.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$10,140	$8,914
Interest-bearing deposits with banks	51,707	42,716
Total cash and cash equivalents	61,847	51,630

Securities available for sale	103,489	85,670
Securities held to maturity (estimated fair value: 2012 - $24,311; 2011 - $22,847)	23,678	22,848
Federal Home Loan Bank stock	6,281	6,281

Total loans	562,535	598,308
Less: Allowance for loan losses	(8,185)	(7,344)
Net loans	554,350	590,964

Premises and equipment, net	8,836	9,216
Other real estate owned	3,234	4,256
Accrued interest receivable	2,396	2,872
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	24,958	23,097
Prepaid FDIC insurance	1,034	1,609
Other assets	4,584	4,467
Total assets	$795,954	$804,177

LIABILITIES
Noninterest-bearing deposits	$138,192	$138,143
Interest-bearing deposits	538,507	549,743
Total deposits	676,699	687,886

Other borrowed funds	20,098	20,296
Subordinated debentures	13,500	13,500
Accrued liabilities	10,019	10,652
Total liabilities	720,316	732,334

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2012 – 4,689,178 shares issued; 2011 - 4,686,295 shares issued)	4,689	4,686
Additional paid-in capital	33,525	33,473
Retained earnings	51,184	48,435
Accumulated other comprehensive income	1,952	961
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	75,638	71,843
Total liabilities and shareholders’ equity	$795,954	$804,177

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Interest and dividend income:
Loans, including fees	$8,781	$10,011	$27,678	$31,400
Securities
Taxable	369	455	1,241	1,373
Tax exempt	152	144	445	424
Dividends	66	63	204	204
Other Interest	37	20	159	134
	9,405	10,693	29,727	33,535
Interest expense:
Deposits	1,235	2,079	3,911	6,662
Other borrowed funds	124	158	372	516
Subordinated debentures	179	272	612	816
	1,538	2,509	4,895	7,994
Net interest income	7,867	8,184	24,832	25,541
Provision for loan losses	1,183	1,152	3,023	4,855
Net interest income after provision for loan losses	6,684	7,032	21,809	20,686

Noninterest income:
Service charges on deposit accounts	471	578	1,381	1,671
Trust fees	51	52	151	167
Income from bank owned life insurance and annuity assets	198	184	592	545
Mortgage banking income	166	97	398	234
Electronic refund check / deposit fees	15	----	2,279	2,533
Debit / credit card interchange income	422	367	1,238	1,011
Gain (loss) of other real estate owned	30	(474)	181	(464)
Other	321	254	907	707
	1,674	1,058	7,127	6,404
Noninterest expense:
Salaries and employee benefits	4,118	4,165	12,571	12,272
Occupancy	397	394	1,182	1,198
Furniture and equipment	238	282	710	844
FDIC insurance	63	181	629	793
Data processing	278	278	786	729
Foreclosed assets, net	69	29	244	86
Other	1,794	1,672	5,329	5,158
	6,957	7,001	21,451	21,080

Income before income taxes	1,401	1,089	7,485	6,010
Provision for income taxes	294	203	2,037	1,536

NET INCOME	$1,107	$886	$5,448	$4,474

Other comprehensive income:
Change in unrealized gain/losses on securities, net of taxes	566	235	991	1,004

Comprehensive income	$1,673	$1,121	$6,439	$5,478

Earnings per share	$.27	$.22	$1.35	$1.12

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Balance at beginning of period	$74,811	$70,805	$71,843	$68,128

Comprehensive income:
Net income	1,107	886	5,448	4,474
Change in unrealized gain on available for sale securities	858	356	1,502	1,521
Income tax effect	(292)	(121)	(511)	(517)
Total comprehensive income	1,673	1,121	6,439	5,478

Proceeds from issuance of common stock through dividend
reinvestment plan	----	----	55	----

Cash dividends	(846)	(840)	(2,699)	(2,520)

Balance at end of period	$75,638	$71,086	$75,638	$71,086

Cash dividends per share	$0.21	$0.21	$0.67	$0.63

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2012	2011

Net cash provided by operating activities:	$9,277	$13,789

Investing activities:
Proceeds from maturities of securities available for sale	26,121	28,739
Purchases of securities available for sale	(43,436)	(28,237)
Proceeds from maturities of securities held to maturity	1,562	1,104
Purchases of securities held to maturity	(2,435)	----
Net change in loans	33,088	18,189
Proceeds from sale of other real estate owned	1,706	419
Purchases of premises and equipment	(368)	(294)
Purchases of bank owned life insurance	(1,269)	----
Net cash provided by (used in) investing activities	14,969	19,920

Financing activities:
Change in deposits	(11,187)	11,721
Proceeds from common stock through dividend reinvestment plan	55	----
Cash dividends	(2,699)	(2,520)
Change in securities sold under agreements to repurchase	----	(37,095)
Proceeds from Federal Home Loan Bank borrowings	2,000	703
Repayment of Federal Home Loan Bank borrowings	(1,899)	(7,360)
Change in other short-term borrowings	(299)	380
Net cash provided by (used in) financing activities	(14,029)	(34,171)

Change in cash and cash equivalents	10,217	(462)
Cash and cash equivalents at beginning of period	51,630	59,751
Cash and cash equivalents at end of period	$61,847	$59,289

Supplemental disclosure:

Cash paid for interest	$5,432	$8,623
Cash paid for income taxes	3,630	330
Non-cash transfers from loans to other real estate owned	503	502
Other real estate owned sales financed by the Bank	1,133	329

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2012, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2012.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2011 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2011 have been reclassified to conform to the presentation for 2012.  These reclassifications had no effect on the net results of operations or equity shareholders.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,029,439 and 4,000,056 for the three months ended September 30, 2012 and 2011, respectively.  Weighted average common shares outstanding were 4,028,944 and 4,000,056 for the nine months ended September 30, 2012 and 2011, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  The provisions of ASU No. 2012-02 provide the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, if the conclusion is otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  The provisions of this new guidance are effective for fiscal years beginning after September 15, 2012.  The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s financial statements of operations and condition.

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

Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	----	----
U.S. Government sponsored entity securities	----	$1,016	----
Agency mortgage-backed securities, residential	----	102,473	----

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	----	$5,513	----
U.S. Government sponsored entity securities	----	2,559	----
Agency mortgage-backed securities, residential	----	77,598	----

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Assets Measured on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans:
Commercial real estate:
Nonowner-occupied	----	----	$2,380
Construction	----	----	395

	Fair Value Measurements at December 31, 2011, Using
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial real estate:
Owner-occupied	----	----	$290
Nonowner-occupied	----	----	1,959
Construction	----	----	587

Other real estate owned:
Commercial real estate:
Construction	----	----	1,814
Commercial and industrial	----	----	1,134

The portion of impaired loans at September 30, 2012 with specific allocations of the allowance for loan losses had a carrying amount of $4,853 and was measured for impairment using the income approach.  This measurement resulted in a valuation allowance of $2,078 at September 30, 2012, which contributed to an increase of $2,343 in provision for loan loss expense during the nine months ended September 30, 2012. This is compared to a decrease of $32 in provision for loan loss expense from impaired loans during the nine months ended September 30, 2011. The portion of impaired loans at December 31, 2011 with specific allocations of the allowance for loan losses had a carrying amount of $3,491. The loans were measured for impairment using the income approach. This measurement resulted in a valuation allowance of $655 at December 31, 2011.

During the nine months ended September 30, 2012, there were no no fair value adjustments to other real estate owned.  Other real estate owned that was measured at fair value less costs to sell at December 31, 2011 had a net carrying amount of $2,948, which was made up of the outstanding balance of $4,214, net of a valuation allowance of $1,266, which resulted in a corresponding write-down of $1,266 for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired Loans:
Commercial real estate:
Nonowner-occupied	$ 2,380	Income approach	Capitalization rate	10% - 20%	15%

Construction	395	Income approach	Capitalization rate	10%	10%

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$61,847	$61,847	$	----	$	----	$61,847
Securities available for sale	103,489	----		103,489		----	103,489
Securities held to maturity	23,678	----		11,597		12,714	24,311
Federal Home Loan Bank stock	6,281	N/A		N/A		N/A	N/A
Loans, net	554,350	----		----		577,280	577,280
Accrued interest receivable	2,396	----		532		1,864	2,396

Financial liabilities:
Deposits	676,699	138,164		540,482		----	678,646
Other borrowed funds	20,098	----		20,558		----	20,558
Subordinated debentures	13,500	----		10,225		----	10,225
Accrued interest payable	1,358	----		1,358		----	1,358

	December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$51,630	$51,630
Securities available for sale	85,670	85,670
Securities held to maturity	22,848	22,847
Federal Home Loan Bank stock	6,281	N/A
Loans	590,964	599,782
Accrued interest receivable	2,872	2,872

Financial liabilities:
Deposits	687,886	690,607
Other borrowed funds	20,296	20,565
Subordinated debentures	13,500	11,085
Accrued interest payable	1,894	1,894

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
September 30, 2012
U.S. Treasury securities	----	----		----	----
U.S. Government sponsored entity securities	$1,010	$6	$	----	$1,016
Agency mortgage-backed securities, residential	99,519	2,954		----	102,473
Total securities	$100,529	$2,960	$	----	$103,489

December 31, 2011
U.S. Treasury securities	$5,510	$3	$	----	$5,513
U.S. Government sponsored entity securities	2,501	58		----	2,559
Agency mortgage-backed securities, residential	76,203	1,407		(12)	77,598
Total securities	$84,214	$1,468		$(12)	$85,670

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2012
Obligations of states and political subdivisions	$23,660	$664	$(31)	$24,293
Agency mortgage-backed securities, residential	18	----	----	18
Total securities	$23,678	$664	$(31)	$24,311

December 31, 2011
Obligations of states and political subdivisions	$22,825	$558	$(559)	$22,824
Agency mortgage-backed securities, residential	23	----	----	23
Total securities	$22,848	$558	$(559)	$22,847

The amortized cost and estimated fair value of the securities portfolio at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value

Due in one year or less	$	----	$	----	$420	$423
Due in over one to five years		1,010		1,016	4,220	4,288
Due in over five to ten years		----		----	9,648	9,889
Due after ten years		----		----	9,372	9,693
Agency mortgage-backed securities, residential		99,519		102,473	18	18
Total debt securities		$100,529		$103,489	$23,678	$24,311

The following table summarizes the investment securities with unrealized losses at September 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
September 30, 2012	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,491	$(10)	$1,607	$(21)	$3,098	$(31)
Total held to maturity	$1,491	$(10)	$1,607	$(21)	$3,098	$(31)

	Less Than 12 Months		12 Months or More				Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed
securities, residential	$7,621	$(12)	$	----	$	----	$7,621	$(12)
Total available for sale	$7,621	$(12)	$	----	$	----	$7,621	$(12)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$664	$(21)	$3,557	$(538)	$4,221	$(559)
Total held to maturity	$664	$(21)	$3,557	$(538)	$4,221	$(559)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality, and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2012 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2012	2011
Residential real estate	$229,749	$238,490
Commercial real estate:
Owner-occupied	105,784	129,364
Nonowner-occupied	58,420	56,620
Construction	21,163	21,471
Commercial and industrial	47,229	45,200
Consumer:
Automobile	41,508	45,702
Home equity	18,859	20,507
Other	39,823	40,954
	562,535	598,308
Less: Allowance for loan losses	8,185	7,344

Loans, net	$554,350	$590,964

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011:

September 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,443	$4,369	$653	$1,062	$7,527
Provision for loan losses	257	394	359	173	1,183
Loans charged off	(61)	(54)	(429)	(430)	(974)
Recoveries	23	27	159	240	449
Total ending allowance balance	$1,662	$4,736	$742	$1,045	$8,185

September 30, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,133	$3,392	$770	$1,184	$6,479
Provision for loan losses	904	(82)	(74)	404	1,152
Loans charged off	(741)	(113)	(26)	(476)	(1,356)
Recoveries	59	----	48	129	236
Total ending allowance balance	$1,355	$3,197	$718	$1,241	$6,511

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011:

September 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,730	$3,623	$636	$1,355	$7,344
Provision for loan losses	552	2,290	(48)	229	3,023
Loans charged off	(739)	(1,212)	(499)	(1,247)	(3,697)
Recoveries	119	35	653	708	1,515
Total ending allowance balance	$1,662	$4,736	$742	$1,045	$8,185

September 30, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,051	$3,083	$3,795	$1,457	$9,386
Provision for loan losses	1,918	903	1,531	503	4,855
Loans charged off	(1,710)	(1,700)	(4,727)	(1,223)	(9,360)
Recoveries	96	911	119	504	1,630
Total ending allowance balance	$1,355	$3,197	$718	$1,241	$6,511

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011:

September 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$128	$2,078	$	----	$	----	$2,206
Collectively evaluated for impairment	1,534	2,658		742		1,045	5,979
Total ending allowance balance	$1,662	$4,736		$742		$1,045	$8,185

Loans:
Loans individually evaluated for impairment	$1,194	$12,524	$	----		$219	$13,937
Loans collectively evaluated for impairment	228,555	172,843		47,229		99,971	548,598
Total ending loans balance	$229,749	$185,367		$47,229		$100,190	$562,535

December 31, 2011	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$130	$525	$	----	$	----	$655
Collectively evaluated for impairment	1,730	2,968		636		1,355	6,689
Total ending allowance balance	$1,860	$3,493		$636		$1,355	$7,344

Loans:
Loans individually evaluated for impairment	$1,505	$9,733		$334	$	----	$11,572
Loans collectively evaluated for impairment	236,985	197,722		44,866		107,163	586,736
Total ending loans balance	$238,490	$207,455		$45,200		$107,163	$598,308

The following table presents information related to loans individually evaluated for impairment by class of loans:

Nine months ended September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$914	$774	$	----	$662	$22	$22
Commercial real estate:
Owner-occupied	5,557	5,557		----	4,529	23	11
Nonowner-occupied	3,948	3,048		----	3,657	25	22
Construction	1,713	1,433		----	811	33	33
Consumer:
Home equity	219	219		----	165	7	7
With an allowance recorded:
Residential real estate	420	420		128	420	7	4
Commercial real estate:
Nonowner-occupied	2,737	2,486		2,078	1,520	26	26
Total	$15,508	$13,937		$2,206	$11,764	$143	$125

Nine months ended September 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,761	$1,489	$	----	$1,171	$62	$45
Commercial real estate:
Owner-occupied	5,941	5,213		----	4,510	283	279
Nonowner-occupied	5,827	5,827		----	5,840	230	209
Construction	674	674		----	678	27	26
Commercial and industrial	7,196	3,002		----	4,490	340	251
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	2,405	2,405		405	2,418	100	90
Total	$23,804	$18,610		$405	$19,107	$1,042	$900

Year ended December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,136	$1,085	$	----	$748	$36	$31
Commercial real estate:
Owner-occupied	2,774	2,531		----	2,418	207	309
Nonowner-occupied	4,131	4,131		----	4,339	174	57
Commercial and industrial	614	334		----	483	40	40
With an allowance recorded:
Residential real estate	420	420		130	84	27	22
Commercial real estate:
Nonowner-occupied	2,396	2,396		437	2,414	128	118
Construction	675	675		88	677	35	31
Total	$12,146	$11,572		$655	$11,163	$647	$608

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

September 30, 2012	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$260	$3,385
Commercial real estate:
Owner-occupied	----	758
Nonowner-occupied	----	959
Construction	----	1,519
Commercial and industrial	----	36
Consumer:
Automobile	59	25
Home equity	43	53
Other	9	37
Total	$371	$6,772

December 31, 2011	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$439	$2,536
Commercial real estate:
Owner-occupied	----	125
Consumer:
Automobile	13	12
Home equity	----	5
Other	7	----
Total	$459	$2,678

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and loans individually classified as impaired.

The following table presents the aging of the recorded investment of past due loans by class of loans:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,946	$1,007	$3,645	$8,598	$221,151	$229,749
Commercial real estate:
Owner-occupied	1,144	----	758	1,902	103,882	105,784
Nonowner-occupied	52	----	959	1,011	57,409	58,420
Construction	80	----	1,519	1,599	19,564	21,163
Commercial and industrial	90	----	36	126	47,103	47,229
Consumer:
Automobile	593	187	59	839	40,669	41,508
Home equity	182	----	96	278	18,581	18,859
Other	646	98	46	790	39,033	39,823
Total	$6,733	$1,292	$7,118	$15,143	$547,392	$562,535

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,731	$1,144	$2,975	$7,850	$230,640	$238,490
Commercial real estate:
Owner-occupied	182	----	125	307	129,057	129,364
Nonowner-occupied	----	232	----	232	56,388	56,620
Construction	204	----	----	204	21,267	21,471
Commercial and industrial	171	14	----	185	45,015	45,200
Consumer:
Automobile	864	110	13	987	44,715	45,702
Home equity	75	76	5	156	20,351	20,507
Other	506	162	7	675	40,279	40,954
Total	$5,733	$1,738	$3,125	$10,596	$587,712	$598,308

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

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2012 and December 31, 2011:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
September 30, 2012
Residential real estate
Interest only payments	$	----	$252	$252
Rate reduction		420	----	420
Commercial real estate:
Owner-occupied
Interest only payments		----	675	675
Rate reduction		----	440	440
Maturity extension at lower stated rate than market rate		199	----	199
Reduction of principal and interest payments		4,244	----	4,244
Nonowner-occupied
Interest only payments		3,899	958	4,857
Reduction of principal and interest payments		676	----	676
Construction
Interest only payments		----	395	395
Total TDR’s		$9,438	$2,720	$12,158

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
December 31, 2011
Residential real estate
Interest only payments	$	----	$283	$283
Rate reduction		420	----	420
Commercial real estate:
Owner-occupied
Interest only payments		680	----	680
Rate reduction		449	----	449
Maturity extension at lower stated rate than market rate		219	----	219
Nonowner-occupied
Interest only payments		6,296	----	6,296
Construction
Interest only payments		674	----	674
Commercial and industrial
Interest only payments		334	----	334
Total TDR’s		$9,072	$283	$9,355

At September 30, 2012, the balance in TDR loans increased $2,803, or 30.0%, from year-end 2011.  The increase was largely due to the modification of one commercial real estate loan totaling $4,244 during the first quarter of 2012.  The loan’s contractual principal and interest payments were reduced, which created a concession to the borrower.  At September 30, 2012 and December 31, 2011, 78% and 97% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $2,206 and $655 in reserves to customers whose loan terms have been modified in TDR’s as of September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, the Company had $101 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $81 at December 31, 2011.

During the three months ended September 30, 2012, there was one $676 loan whose terms were modified that resulted in a TDR classification.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the nine months ended September 30, 2012:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2012	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$4,308	$4,266	$	----	$	----
Nonowner-occupied
Reduction of principal and interest payments	686	676		----		----
Total TDR’s	$4,994	$4,942	$	----	$	----

All of the Company’s TDR’s that occurred during the nine months ended September 30, 2012 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at September 30, 2012 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The TDR’s described above had no impact on the allowance for loan losses or charge-offs during the nine months ended September 30, 2012.  As of September 30, 2012, the Company had no allocation of reserves to customers whose loan terms have been modified during the first nine months of 2012.

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

September 30, 2012	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$87,329	$12,992	$5,463	$105,784
Nonowner-occupied	39,088	8,960	10,372	58,420
Construction	19,644	----	1,519	21,163
Commercial and industrial	39,456	427	7,346	47,229
Total	$185,517	$22,379	$24,700	$232,596

December 31, 2011	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$103,743	$15,030	$10,591	$129,364
Nonowner-occupied	30,375	12,815	13,430	56,620
Construction	19,519	----	1,952	21,471
Commercial and industrial	36,633	3,250	5,317	45,200
Total	$190,270	$31,095	$31,290	$252,655

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. Nonperforming loans are defined as loans that are past due 90 days and still accruing or loans that have been placed on nonaccrual.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2012 and December 31, 2011:

September 30, 2012	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$41,424	$18,763	$39,777	$226,104	$326,068
Nonperforming	84	96	46	3,645	3,871
Total	$41,508	$18,859	$39,823	$229,749	$329,939

December 31, 2011	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$45,677	$20,502	$40,947	$235,515	$342,641
Nonperforming	25	5	7	2,975	3,012
Total	$45,702	$20,507	$40,954	$238,490	$345,653

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.20% of total loans were unsecured at September 30, 2012, up from 3.98% at December 31, 2011.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2012, the contract amounts of these instruments totaled approximately $55,596, compared to $61,802 at December 31, 2011.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2012 and December 31, 2011 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2012	$16,649	$3,449	$20,098
December 31, 2011	$16,548	$3,748	$20,296

Pursuant to collateral agreements with the FHLB, advances are secured by $243,913 in qualifying mortgage loans, $94,381 in commercial loans and $6,281 in FHLB stock at September 30, 2012.  Fixed-rate FHLB advances of $16,649 mature through 2042 and have interest rates ranging from 1.79% to 3.42% and a year-to-date weighted average cost of 2.31%.  There were no variable-rate FHLB borrowings at September 30, 2012.

At September 30, 2012, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at September 30, 2012.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $180,677 at September 30, 2012.  Of this maximum borrowing capacity of $180,677, the Company had $147,327 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.50% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At September 30, 2012, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $16,700 at September 30, 2012 and $27,000 at December 31, 2011.

Scheduled principal payments as of September 30, 2012:

	FHLB Borrowings	Promissory Notes	Totals

2012	$267	$1,887	$2,154
2013	3,814	166	3,980
2014	3,705	1,396	5,101
2015	1,109	----	1,109
2016	1,027	----	1,027
Thereafter	6,727	----	6,727
	$16,649	$3,449	$20,098

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 91.0% and 91.5% of total consolidated revenues for the years ended September 30, 2012 and 2011, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2012

	Banking	Consumer Finance	Total Company

Net interest income	$7,239	$628	$7,867
Provision expense	$1,170	$13	$1,183
Noninterest income	$1,603	$71	$1,674
Noninterest expense	$6,417	$540	$6,957
Tax expense	$245	$49	$294
Net income	$1,010	$97	$1,107
Assets	$782,183	$13,771	$795,954

	Three Months Ended September 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$7,562	$622	$8,184
Provision expense	$1,150	$2	$1,152
Noninterest income	$985	$73	$1,058
Noninterest expense	$6,516	$485	$7,001
Tax expense	$133	$70	$203
Net income	$748	$138	$886
Assets	$810,306	$13,810	$824,116

	Nine Months Ended September 30, 2012

	Banking	Consumer Finance	Total Company

Net interest income	$22,322	$2,510	$24,832
Provision expense	$2,957	$66	$3,023
Noninterest income	$6,491	$636	$7,127
Noninterest expense	$19,732	$1,719	$21,451
Tax expense	$1,577	$460	$2,037
Net income	$4,547	$901	$5,448
Assets	$782,183	$13,771	$795,954

	Nine Months Ended September 30, 2011

	Banking	Consumer Finance	Total Company

Net interest income	$23,113	$2,428	$25,541
Provision expense	$4,795	$60	$4,855
Noninterest income	$5,598	$806	$6,404
Noninterest expense	$19,492	$1,588	$21,080
Tax expense	$1,000	$536	$1,536
Net income	$3,424	$1,050	$4,474
Assets	$810,306	$13,810	$824,116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended September 30, 2012, net income increased by $221, or 24.9%, to finish at $1,107, compared to the same period in 2011.  Earnings per share for the third quarter of 2012 also increased by $.05, or 22.7%, compared to the same period in 2011, to finish at $.27 per share.  For the nine months ended September 30, 2012, net income increased by $974, or 21.8%, to finish at $5,448, compared to the same period in 2011.  Earnings per share during the first nine months of 2012 also increased by $.23, or 20.5%, to finish at $1.35 per share compared to the same period in 2011.  The annualized net income to average asset ratio, or return on assets (ROA), improved to 0.87% at September 30, 2012, as compared to 0.68% at September 30, 2011.  The Company’s net income to average equity ratio, or return on equity (ROE), improved to 9.89% at September 30, 2012, as compared to 8.60% at September 30, 2011.

The largest contributor to the Company’s growth in net income for 2012 has been lower provision expense.  While provision expense was limited to a minimal increase of $31 during the three months ended September 30, 2012, provision expense has remained below the previous year-to-date results, decreasing $1,832, or 37.7%, during the nine months ended September 30, 2012, compared to the same periods in 2011.  Lower provision expense during the nine months ended September 30, 2012 was impacted mostly by lower net charge-offs, which were down $5,548 when compared to the same period in 2011.  This was primarily the result of higher net charge-offs taken on certain impaired loans during the first and second quarters of 2011, resulting in higher general allocations of the allowance for loan losses associated with the Company’s average historical loan loss factor.  A large portion of these higher net charge-offs during 2011 was related to $3,839 in partial charge-offs taken on one impaired commercial loan relationship during the first quarter of 2011. While $2,906 had already been allocated within the allowance for loan losses for this charge-off, an additional impairment charge to provision expense of $933 was recognized due to a continued deterioration of collateral values. The partial charge-offs from this commercial relationship also contributed to the increase in general allocations during the first nine months of 2011.

Partially offsetting the reduction in provision expense for the nine months ended September 30, 2012 was a decrease in the Company’s net interest income of $317 and $709 for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  Contributing to the overall decrease in net interest income were lower average earning assets, which decreased $29,199 during the third quarter of 2012, and $43,736 during the first nine months of 2012, compared to the same periods in 2011, largely from loans.  Also contributing to lower net interest income was the elimination of the Bank’s RAL product.  After the 2011 tax season, the Bank ceased offering RALs as recommended by the FDIC and, as a result, did not record any RAL fee income during the nine months ended September 30, 2012, as compared to $561 in RAL fees during the nine months ended September 30, 2011.

Further impacting the net income results were changes in the Company’s noninterest income and noninterest expenses during the three and nine months ended September 30, 2012.  When compared to the three and nine months ended September 30, 2011, the Company’s noninterest income during the three and nine months ended September 30, 2012 increased $616 and $723, respectively, while noninterest expense decreased $44 and increased $371, respectively.  Noninterest income was largely impacted by increases in the Company’s gains of other real estate owned, debit and credit card interchange income, and mortgage banking revenue. A decrease in the Company’s ERC/ERD fees partially offset the growth in noninterest income during the year-to-date period ended September 30, 2012, decreasing $254, or 10.0%, as compared to the same period in 2011.  ERC/ERD fees are discussed further under the caption “Noninterest Income” in this Management’s Discussion and Analysis.  Higher noninterest expense was impacted by increased salaries and employee benefits related to higher healthcare and retirement benefit costs.

The consolidated total assets of the Company decreased $8,223, or 1.0%, during the first nine months of 2012 as compared to year-end 2011, to finish at $795,954.  This change in assets was mostly due to a decrease in the Company’s earning assets of $8,133 from year-end 2011, resulting from lower loans partially offset by increases in both interest-bearing deposits with banks and investment securities.  The first nine months of 2012 saw the Company’s loan portfolio decrease $35,773, or 6.0%, from year-end 2011.  This change in loan balances came primarily from the commercial real estate loan portfolio, which decreased $22,088, or 10.6%, from year-end 2011, largely due to increases in loan payoffs as well as additional charge-offs recorded during the first nine months of 2012.  Further decreasing the Company’s loan portfolio were residential real estate and consumer loans, which decreased $8,741 and $6,973, respectively, from year-end 2011.  The decrease in residential real estate loans came mostly from longer-term, fixed-rate loans, while lower consumer loan balances were largely due to auto loans.

Interest-bearing deposits with banks increased $8,991 from year-end 2011.  Interest-bearing deposits with banks largely consist of short-term investments in the Company’s Federal Reserve Bank clearing account, which earns 0.25%.  During the first quarter of 2012, the Company experienced a significant increase in tax refund volume related to its ERC/ERD business.  These short-term tax refunds, facilitating through several of the Company’s noninterest-bearing checking accounts, were invested with the Federal Reserve Bank clearing account.  As the tax season ended during the second quarter of 2012, the short-term tax refund deposits had disbursed out of the Federal Reserve Bank clearing account, leaving a portion of excess funds retained in the account.  With loan demand being challenged and payments and payoffs increasing at a faster pace than new loan balances, a portion of the retained excess funds from the Company’s Federal Reserve Bank clearing account were used to fund investment security purchases as well as to satisfy increased maturities within the Company’s time deposit portfolio.  The Company’s investment securities increased $18,649, or 17.2%, from year-end 2011, mostly from purchases of long-term U.S. Government agency (“Agency”) mortgage-backed securities.

The Company continues to place more emphasis on growing its core deposit sources, such as noninterest-bearing demand accounts as well as interest-bearing NOW, money market and savings account balances. This emphasis has contributed to a larger balance shift away from its noncore deposit sources such as retail and wholesale time deposits. As a result, during the first nine months of 2012, the Company experienced a $28,162 decrease in its noncore time deposit balances from year-end 2011. This is compared to increases in the Company’s interest- and noninterest-bearing core deposit balances, which were up $16,926 and $49, respectively, from year-end 2011.  Interest-bearing deposits benefited from increased NOW and savings account balances while noninterest-bearing balances were largely impacted by excess funds retained from the ERC/ERD transactions that had processed during the tax season of 2012, as well as increased balances within the Company’s rewards checking products.

The Company will continue to utilize its excess liquidity to fund potential earning asset growth during the fourth quarter of 2012.

Comparison of
Financial Condition
at September 30, 2012 and December 31, 2011

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2012 compared to December 31, 2011.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest- and non-interest bearing balances due from banks.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At September 30, 2012, cash and cash equivalents had increased $10,217, or 19.8%, to $61,847, as compared to $51,630 at December 31, 2011.  The change in cash and cash equivalents was largely affected by the Company’s increase in interest-bearing Federal Reserve Bank clearing account balances caused by increased liquidity from seasonal tax deposits, increased loan payoffs and growth in core deposits from year-end 2011.  The Company will generally experience higher levels of excess funds during the first quarter than any other part of the year due to increased tax refund deposits from its ERC/ERD tax business.  Liquidity levels normalize during the second quarter as these short-term tax refund deposits are fully disbursed from its Federal Reserve Bank clearing account, leaving a portion of retained excess funds.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  In addition, the Company will utilize its Federal Reserve Bank clearing account to manage both investment security purchases and maturities, as well as to fund continued maturities of retail and wholesale certificates of deposit (“CD’s”).  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Securities

The balance of total securities increased $18,649, or 17.2%, as compared to year-end 2011.  The Company’s investment securities portfolio has consisted of U.S. Treasury securities, U.S. Government sponsored entity (“GSE”) securities, Agency mortgage-backed securities and obligations of states and political subdivisions.  During the first nine months of 2012, the Company experienced an increase in its liquidity position impacted by retained excesss funds from seasonal tax clearing activities and increased loan payments and payoffs.  As a result, the Company invested a portion of its excess funds into new long-term Agency mortgage-backed securities, which increased $24,870, or 32.0%, from year-end 2011.  Typically, the primary advantage of Agency mortgage-backed securities has been the increased cash flows due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances at a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from Agency mortgage-backed securities totaled $17,721 from January 1, 2012 through September 30, 2012.

While security growth has been evident within the Agency mortgage-backed securities portfolio, the Company saw its U.S. Treasury and GSE securities balances decrease $7,056, or 87.4%, collectively, from year-end 2011. In addition to helping achieve diversification within the Company’s investment securities portfolio, U.S. Treasury and GSE securities have been used to satisfy pledging requirements for repurchase agreements. However, during the third quarter of 2011, newly enacted legislation permitted business checking accounts to earn interest on their deposits. This legislation prompted all of the Company’s repurchase agreement accounts to reinvest into either interest-bearing demand accounts subject to normal FDIC insurance coverage or noninterest-bearing demand accounts with unlimited FDIC insurance coverage until the end of 2012. As a result, the Company’s repurchase agreement balances were $0 at December 31, 2011, eliminating the need to secure these balances with U.S. Treasury and GSE investment securities.  For the remainder of 2012, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first nine months of 2012, total loan balances decreased from year-end 2011 by $35,773, or 6.0%.  Lower loan balances were mostly influenced by the commercial loan portfolio, which includes both commercial real estate and commercial and industrial loans.  While commercial loans were down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Commercial real estate, the Company’s largest segment of commercial loans, decreased $22,088, or 10.6%, from year-end 2011.  Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate loans were down largely from its owner-occupied portfolio during 2012, which decreased $23,580, or 18.2%, from year-end 2011.  This decrease was mostly due to large loan payoffs during the first quarter of 2012 totaling $16,537 on various owner-occupied commercial real estate loans with two borrowers.  Owner-occupied loans consist of nonfarm, nonresidential properties.  A commercial owner-occupied loan is a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property.  Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores.  Nonowner-occupied loans increased $1,800, or 3.2%, from year-end 2011 in large part due to one commercial loan relationship that transitioned from the construction/land development phase of its borrowing arrangement during the third quarter of 2012.  Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels and motels.  These loans are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Commercial construction loans, which decreased $308, or 1.4%, from year-end 2011, are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements.

At September 30, 2012, the Company’s commercial and industrial loan portfolio was up from year-end 2011 by $2,029, or 4.5%.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Over sixty-five percent of the Company’s total commercial loan portfolio, including participation loans, consists of rental property loans (29.6% of portfolio), construction and land development loans (10.2% of portfolio), medical industry loans (6.9% of portfolio), hotel and motel loans (6.8% of portfolio), government and education loans (6.4% of portfolio), and church loans (5.3% of portfolio).  At September 30, 2012, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Pike counties of Ohio, which accounted for 47.1% of total originations.  The growing West Virginia markets also accounted for 37.3% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.

Generating residential real estate loans remains a significant focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first nine months of 2012, total residential real estate loan balances decreased $8,741, or 3.7%, from year-end 2011. The decrease was mostly from the Company’s 15-, 20- and 30-year fixed-rate loans, which declined $18,549, or 11.3%, from year-end 2011. Long-term interest rates continue to remain at historic low levels and have prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans in recent years. Management has determined that originating 100% of the demand for long-term fixed-rate real estate loans at such low rates would present an unacceptable level of interest rate risk. Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its fixed-rate mortgage loans to the secondary market, which allowed its customers to take advantage of low rates and reduce their monthly costs.  The Company maintains its relationship with the customer by servicing the loan. The customer must qualify to take advantage of a secondary market loan based on various criteria which could limit volume growth.  The Company has experienced an increase in refinancing volume, which has led to higher secondary market sales in 2012 versus 2011.  During the first nine months of 2012, a total of 153 loans totaling $19,798 were sold, compared to 70 loans sold totaling $7,839 during the first nine months of 2011.  The remaining real estate loan portfolio balances increased $9,808, or 13.2%.  This increase came primarily from the Company’s other variable-rate loan products being offered to its customers as alternative financing options.  A customer that may not qualify for a long-term, secondary market loan may choose from one of the Company’s other adjustable-rate mortgage products.  This has contributed to higher balances of five-year, adjustable-rate mortgages, which were up $11,263 or 67.9%, from year-end 2011.  The Company believes it has limited its interest rate risk exposure due to its practice of promoting and selling residential mortgage loans to the secondary market. The Company will continue to follow this secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

Lower loan balances during 2012 were also influenced by the Company’s total consumer loans, which decreased $6,973, or 6.5%, from year-end 2011.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $4,194, or 9.2%, from year-end 2011. The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 41.4% of total consumer loans at September 30, 2012. In recent years, growing economic factors have weakened the economy and have limited consumer spending. During this time of economic challenge, the Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure. The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates related to this segment. The decreasing trend of auto loan balances should continue during the fourth quarter 2012, as the larger institutions and captive finance companies will continue to aggressively compete for a larger share of the market.

The remaining consumer loan products not discussed above declined $2,779, or 4.5%, which include general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.  Management will continue to place more emphasis on other loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) that will promote increased profitable loan growth and higher returns.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

The Company continues to monitor the pace of its loan volume. The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has continued to limit the lending opportunities within the Company's market locations. Declines in the housing market since 2007, with falling home prices and increasing foreclosures and unemployment, have continued to result in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company anticipates its overall loan growth in 2012 to remain challenged.

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

During the first nine months of 2012, the Company’s allowance for loan losses increased $841, or 11.5%, to finish at $8,185 as compared to $7,344 at year-end 2011.  This increase in the allowance was largely from additional reserves required during the first nine months of 2012 from various loan impairments which contributed to a $1,551 increase in specific allocations from year-end 2011.  These additional specific allocations include the impairments in collateral values and ongoing cash flows of one commercial real estate loan relationship identified during the second and third quarters of 2012.  The impairment required specific allocations within the allowance for loan losses and corresponding increases to provision for loan losses expense during both periods.

Partially offsetting the increases in the allowance mentioned above were lower general allocations related to improving economic risk trends and lower loan balances.  As previously mentioned, the U.S. economy has been under financial stress in recent years, causing the Company’s borrowers to experience financial difficulties and liquidity strains.  Management has focused on improving asset quality and lowering credit risk while working to maintain its relationships with its borrowers.  The Company has continued to work with its borrowers during their periods of financial hardship to grant temporary concessions on their loan terms in the form of TDRs.  As part of the Company’s quarterly analysis of the allowance for loan losses, an improving trend has been identified within its economic risk allocation, which, among other things, accounts for unemployment rates and classified/criticized asset levels.  Since year-end 2011, unemployment rates within the Company’s lending markets have decreased, while classified and criticized asset balances have also decreased.  These improving trends have placed less pressure on the economic risk allocation of the allowance for loans losses. In addition, the Company’s total loan portfolio balance decreased $35,773 from year-end 2011, having a direct impact on lower general allocations of the allowance.  As a result, these factors contributed to a $710 decrease in the Company’s total general allocation from year-end 2011.

The Company’s impaired loans increased $2,365, or 20.4%, from year-end 2011 in large part due to the addition of one commercial real estate loan totaling $4,244.  Modifications of the contractual terms of this loan were performed during the first quarter of 2012, which provided the borrower a temporary concession.  An impairment analysis was performed on the collateral values of the loan which revealed no need for a specific allocation of the allowance for loan losses.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. At September 30, 2012, there was $2,206 in specific allocations reserved for expected losses of impaired loans. Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.

The Company experienced a $4,006 increase in its nonperforming loans from year-end 2011.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $7,143 at September 30, 2012, compared to $3,137 at year-end 2011.  The increase was mostly related to three impaired commercial real estate loans totaling $1,353 that were classified as nonaccrual during the first quarter of 2012 and two commercial real estate loans totaling

$1,124 that became over 90 days past due but still accruing during the second quarter of 2012.  As a result, the Company’s ratio of nonperforming loans to total loans increased from 0.52% at December 31, 2011 to 1.27% at September 30, 2012.  Furthermore, the Company experienced an increase in its nonperforming assets to total assets ratio, increasing from 0.92% at December 31, 2011 to 1.30% at September 30, 2012.  Approximately 28.4% of nonperforming assets is related to two loans with one commercial borrower totaling $2,948 that were transferred into other real estate owned during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at September 30, 2012 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

The ratio of the allowance for loan losses to total loans increased to 1.46% at September 30, 2012, compared to 1.23% at December 31, 2011, largely due to a $1,551 increase in specific allocations combined with a $35,773 decrease in total loan balances from year-end 2011.  Management believes that the allowance for loan losses at September 30, 2012 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits decreased $11,187, or 1.6%, to finish at $676,699 at September 30, 2012, mostly from lower time deposits.  This change in time deposits from year-end 2011 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances. Core relationship deposits are considered by management as a primary source of the Bank’s liquidity. The Bank focuses on these kinds of deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company views core deposits as the foundation of its long-term funding sources because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors. As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in NOW and savings accounts at September 30, 2012 than at December 31, 2011, combined with a lesser portion of deposits being held in brokered and retail time deposits at September 30, 2012 than at December 31, 2011. Furthermore, the Company’s core noninterest-bearing demand accounts increased from year-end 2011.

Due to the increased emphasis on core relationship deposits, time deposits represented 32.5% of total deposits at September 30, 2012 compared to 36.0% of total deposits December 31, 2011, a decrease of $28,162, or 11.4%.  With loan balances down 6.0% from year-end 2011, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels, the Company has seen the cost of its retail CD balances continue to reprice downward to reflect current deposit rates.  As a result, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $15,749 from year-end 2011.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $12,413 from year-end 2011.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate loan demand.

Further decreases in the Company’s deposit balances came from money market accounts, which were down $1,119, or 0.7%, from year-end 2011. The decrease came largely from the Company’s Market Watch product. The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers. With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.  As the terms of these special incentive offerings have ended, the interest rates have adjusted down to current market rates, which has resulted in the decrease in Market Watch balances.

Partially offsetting the decreases in time deposits and money market account balances was growth in the Company’s interest-bearing NOW account balances, which increased $12,337, or 12.1%, during the first nine months of 2012.  This increase was largely driven by public fund balances related to local city and county school construction projects within Gallia County, Ohio. While the Company feels confident in the relationships it has with its public fund customers, these balances will continue to experience larger fluctuations than other deposit account relationships due to the nature of the account activity. Larger public fund balance fluctuations are, at times, seasonal and can be predicted while most other large fluctuations are outside of management’s control. The Company values these public fund relationships it has secured and will continue to market and service these accounts to maintain its long-term relationships.

Also partially offsetting overall deposit decreases was growth in the Company’s savings account balances, which increased $5,708, or 12.2%, from year-end 2011, coming primarily from the statement savings product.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough for the customer to invest balances into a more liquid statement savings account, perhaps hoping for rising rates in the near future.

The Company’s interest-free funding source, noninterest-bearing demand deposits, was relatively stable at September 30, 2012, increasing $49, or 0.04%, from year-end 2011.  Decreases within the Company’s business checking accounts from year-end 2011 were offset by growth in the Company’s other noninterest-bearing products, particularly those offering incentive rewards to customers.

The Company will continue to experience increased competition for deposits in its market areas that could challenge growth within its core deposit products.  The Company will continue to emphasize growth in its core deposit relationships during the fourth quarter of 2012, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund potential asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes. During the first nine months of 2012, other borrowed funds were down $198, or 1.0%, from year-end 2011. With net loan demand continuing on a declining pace during 2012, management will consider the use of its core deposit growth and retained deposit proceeds from the first quarter’s seasonal tax activity to repay FHLB borrowings, as necessary. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At September 30, 2012, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at September 30, 2012 of $75,638 increased $3,795, or 5.3%, as compared to the balance of $71,843 at

December 31, 2011. Contributing most to this increase was year-to-date net income of $5,448, partially offset by cash dividends paid of $2,699, or $.67 per share.

Comparison of Results of Operations
for the Three and Nine Months Ended
September 30, 2012 and 2011

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months and nine months ended September 30, 2012 compared to the same periods in 2011. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  During the third quarter of 2012, net interest income decreased $317, or 3.9%, as compared to the third quarter of 2011.  During the nine months ended September 30, 2012, net interest income decreased $709, or 2.8%, as compared to the nine months ended September 30, 2011.  The quarterly and year-to-date decreases were largely due to a decline in fees on loans and lower average earning asset balances which yielded less interest income.

Total interest and fee income earned on the Company’s earning assets decreased $1,288, or 12.0%, during the third quarter of 2012, and decreased $3,808, or 11.4%, during the first nine months of 2012, as compared to the same periods in 2011.  This drop in earnings came largely from the commercial loan portfolio.  The Company experienced lower average balances within the commercial loan portfolio during the first nine months of 2012 versus the same period in 2011.  This change primarily came from significant charge-offs of underperforming commercial loans, as well as large payoffs of various commercial loans during those periods.  These lower loan balances have contributed to a $637, or 16.7%, decrease in commercial interest and fee revenue during the third quarter of 2012, and a $1,570, or 13.7%, decrease during the first nine months of 2012, versus the same periods in 2011.

Total interest and fee income was also impacted by the Company’s consumer loan portfolio, which saw consumer interest and fees decrease $258, or 10.3%, during the third quarter of 2012, and $1,290, or 14.7%, during the first nine months of 2012, as compared to the same periods in 2011.  Contributing to this were lower consumer loan average balances during 2012, primarily from auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.  Also contributing to the decrease in consumer interest and fee revenue was a decrease in tax refund anticipation loan fees during the first nine months of 2012.  The Company’s participation with a third-party tax software provider had given the Bank the opportunity to make RALs during the tax refund loan season, typically from January through March. During the first nine months of 2011, the Company recognized $561 in RAL fees.  In response to the FDIC's expressions of concern about RALs, the Bank determined to discontinue offering RALs after April 19, 2011. As a result, the Bank did not originate RAL loans during the first nine months of 2012.  The FDIC's concern and recommendation does not affect the Bank's offering of other tax refund products, such as ERC’s and ERD’s. Furthermore, the FDIC’s recommendation does not affect the offerings of RALs by Loan Central.

The Company’s average residential real estate loan portfolio decreased during the first nine months of 2012 versus the same period in 2011.  The decreases in residential real estate loans has been largely the result of management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $335, or 9.1%, decrease in real estate interest and fee income during the three months ended September 30, 2012, and an $862, or 7.7%, decrease during the nine months ended September 30, 2012, as compared to the same periods in 2011.

Further contributing to lower interest and fee income was a decrease in the yields earned on average earning assets during the quarterly and year-to-date periods ended September 30, 2012, as compared to the same periods in 2011.  The average yield on earning assets decreased 45 basis points during the third quarter of 2012 to finish at 5.04%, and decreased 35 basis points during the first nine months of 2012 to finish at 5.13%, as compared to the same periods in 2011.  Lower asset yields were mostly impacted by decreasing market rates and the elimination of RAL fees in 2012.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $971, or 38.7%, during the third quarter of 2012, and $3,099, or 38.8%, during the first nine months of 2012, as compared to the same periods in 2011.  The benefits of lower interest expense are the result of lower rates paid on interest-bearing liabilities.  The Federal Reserve continues to hold the prime interest rate at 3.25%, and the target federal funds rate remains at a range from 0.0% to 0.25%.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, including public fund NOW, Gold Club and Market Watch accounts.  Interest rates on CD balances have also repriced to lower rates (as a lagging effect to the Federal Reserve’s action to drop short-term interest rates from 2008), which have lowered funding costs during the quarterly and year-to-date periods ending September 30, 2012, as compared to the same periods in 2011.  The Company also continues to experience a deposit composition shift from a higher level of average time deposits to an increasing level of average core deposit balances.  During the first nine months of 2012, the Company’s average time deposit balances, with a weighted average cost of 1.5%, decreased $56,642, as compared to the average time deposit balances during the same period in 2011.  This is compared to an average balance increase of $43,296 in the Company’s lower costing, core deposit balances, with a weighted average cost of 0.56% during the first nine months of 2012 as compared to the first nine months of 2011.  As a result of decreases in the average market interest rates mentioned above and the deposit composition shift to lower costing deposit balances, the Company’s total weighted average funding costs have decreased 46 basis points from 1.22% at September 30, 2011 to 0.76% at September 30, 2012.

During the three and nine months ended September 30, 2012, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin has improved 2 basis points to 4.23% during the third quarter of 2012, and improved 12 basis points to 4.30% during the nine months ended September 30, 2012, as compared to the same periods in 2011.  The Company attributes this margin enhancement to higher average balances held in noninterest-bearing deposit accounts from increased tax refund deposits and a higher deposit mix of lower-costing, core deposit average balances of savings, NOW and money market balances.  The Company will continue to focus on re-deploying the Federal Reserve balances earning 0.25% into higher yielding instruments as opportunities arise. Net interest margin will benefit if these deposits with the Federal Reserve Bank can be re-invested in loans and other longer-term, higher yielding investments. It is difficult to speculate on future changes in net interest margin and the frequency and size of changes in market interest rates. The past several years has seen the banking industry under continued stress due to declining real estate values and asset impairments. Earlier in 2012, the Federal Reserve announced it would maintain the current state of low interest rates through 2014 or longer to help boost the economy as its recovery has been short of expectations. However, further decreases in interest rates by the Federal Reserve are estimated to have a negative effect on the Company’s net interest income, as most of its deposit balances are perceived to be at or near their interest rate floors. The Company will also continue to face pressure on its net interest income and margin improvement unless loan balances begin to expand and become a larger component of overall earning assets.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense largely impacted the Company’s earnings during the nine months ended September 30, 2012, decreasing $1,832, or 37.7%, when compared to the same period in 2011.  Provision expense during the third quarter of 2012 increased slightly by $31, or 2.7%, over the same period in 2011.  Year-to-date provision expense decreased in large part due to decreases in both net charge-offs and general allocations when comparing the first nine months of 2012 to the same period in 2011.  These changes were largely the result of commercial loan adjustments that occurred during the previous year’s first quarter.  During the first nine months of 2012, the Company’s net charge-offs totaled $2,182, a decrease from the $7,730 in net charge-offs recognized during the first nine months of 2011. This was largely due to the partial charge-offs of various commercial and residential real estate loans classified as impaired and TDRs during the first two quarters of 2011. Management believed these charge-offs of collateral dependent loans were necessary given the status of the economy and the customers’ continued financial weakness. The largest of these charge-offs occurred during the first quarter of 2011, when the Company partially charged off $3,839 on two commercial loans classified as TDRs from one relationship due to a continued deterioration in collateral values.  Of this partially charged-off amount, a specific allocation of approximately $2,906 already had been reserved in the allowance for loan losses from prior impairment analysis.  A current analysis of the loans’ collateral values at that time revealed a $933 impairment that required a corresponding increase to provision expense that was used to absorb part of the $3,839 write-down during the first quarter of 2011.

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

As a result of the previously mentioned impaired and TDR loan charge-offs during the first and second quarters of 2011, the Company’s general allocations related to the historical loan loss factor was also impacted at that time.  The Company’s general allocation evaluates, among other things, the average historical loan losses over the previous 36 months.  These charge-offs, including the $3,839 charge-off mentioned above, during the first half of 2011 contributed to an increase in the general charge-off allocation for commercial loans from $1,231 at December 31, 2010 to $2,701 at September 30, 2011, impacting provision expense during that period.  As the charge-off amounts complete their 36-month progression, their balances will no longer be a part of the 3-year historical loan loss.  The general allocation also evaluates other factors, such as economic risk, as well as changes in classified and criticized assets.

Management believes that the allowance for loan losses was adequate at September 30, 2012 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.46% of total loans at September 30, 2012, as compared to 1.23% at December 31, 2011.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2012 was $1,674, an increase of $616, or 58.2%, over the same quarterly period in 2011.  Noninterest income for the nine months ended September 30, 2012 was $7,127, an increase of $723, or 11.3%, over the nine months ended September 30, 2011.  The growth in noninterest income was affected mostly by increased net gains of other real estate owned

(“OREO”) properties, which were up $504 and $645 during the third quarter of 2012 and the first nine months of 2012, respectively, as compared to the same periods in 2011.  The increase in both the third quarter and nine months ending September 30, 2012 was largely attributed to impairment charges taken on two commercial real estate foreclosed properties classified as OREO during the third quarter of 2011.These losses were the result of a re-evaluation of the carrying values for both OREO properties.  Based on weakened market conditions, management applied a discount to the appraised value of the properties and increased the estimated liquidation expenses associated with both properties.  The result was a $480 impairment charge that was recorded in September 2011 and contributed to higher quarterly and year-to-date losses of OREO at that time.  Further impacting the improvement in net OREO income during 2012 was a $100 gain realized during the second quarter of 2012 on the sale of one piece of commercial real estate property classified as OREO.

Further improvements to noninterest revenue came from growth in debit and credit interchange income, which increased $55, or 15.0%, during the third quarter of 2012, and $227, or 22.5%, during the first nine months of 2012, as compared to the same periods in 2011.  The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continue to increase from a year ago. Beginning in the second half of 2010, the Company began offering incentive based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria. In addition, similar incentives were introduced to the Company’s Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending. While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company’s emphasis on growing and enhancing its customer relationships.

Noninterest revenue improvement was also driven by higher mortgage banking income affected by an increase in the volume of real estate loans sold to the secondary market.  To help manage consumer demand for longer-termed, fixed-rate real estate mortgages during the first nine months of 2012, the Company sold a portion of the real estate loans it originated during that period.  Historic low interest rates on long-term fixed-rate mortgage loans continue to provide consumers with opportunities to refinance their existing mortgages.  The decision to sell long-term fixed-rate mortgages at lower rates also helps to minimize the interest rate risk exposure to rising rates. During the third quarter of 2012 and the first nine months of 2012, the Company experienced an increase in the number of loans sold to the secondary market by 30 and 83 loans, respectively, as compared to the same periods in 2011.  This generated an increase in mortgage banking income of $69 and $164 during the third quarter and the first nine months of 2012, respectively, as compared to the same periods in 2011.

Also improving noninterest income during the three and nine months ended September 30, 2012 were revenues received from the Company’s interest rate swap agreements.  The Company utilizes interest rate swaps to satisfy the desire of large commercial customers to have a fixed-rate loan while permitting the Company to originate a variable-rate loan, which helps mitigate interest rate risk.  In association with establishing an interest rate swap agreement, the Company earns a swap fee at the time of origination.  The increase in transactions involving an interest rate swap during 2012 led to increases in swap fees of $82 during the third quarter of 2012, and $168 during the first nine months of 2012, as compared to the same periods in 2011.

Partially offsetting the noninterest improvements mentioned above was lower seasonal tax refund processing fees classified as ERC/ERD fees.  While ERC/ERD fees increased $15 during the third quarter of 2012 as compared to the third quarter of 2011, revenues from the Company’s ERC/ERD activity decreased $254, or 10.0%, during the nine months ended September 30, 2012, as compared to the same period in 2011.  During the first and second quarters of 2012, the volume of ERC/ERD items increased over the same periods in 2011.  However, the fee per ERC/ERD transaction was reduced from the prior year, which contributed to lower fee revenue.  While ERC/ERD fee income has generated less income during 2012, management is pleased with the significant contribution this revenue source has made, accounting for 32.0% of the overall noninterest income during the first nine months of 2012. As a result of ERC/ERD fee activity being mostly seasonal, the majority of income was recorded during the first half of 2012.

The Company also experienced less income from service charges on deposit accounts, which decreased $107, or 18.5%, during the third quarter of 2012, and $290, or 17.4%, during the first nine months of 2012, as compared to the same periods in 2011.  This decrease was in large part due to lower overdraft fees related to a lower volume of non-sufficient fund transactions that were processed due to customer behavior.

Changes in the remaining categories within noninterest income during the third quarter and first nine months of 2012 as compared to the same periods in 2011 were minimal.

Noninterest Expense

Noninterest expense decreased $44, or 0.6%, during the third quarter of 2012, and increased $371, or 1.8%, during the first nine months of 2012, as compared to the same periods in 2011.  Contributing most to the changes in net overhead expense were costs related to salaries and employee benefits, foreclosed assets and FDIC premiums.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $299, or 2.4%, during the first nine months of 2012, as compared to the same period in 2011.  The year-to-date increase was largely due to higher healthcare and retirement benefit costs, while salary expense remained relatively stable.  Although salaries and employee benefit expense increased 2.4% on a year-to-date basis, the Company recognized less salaries and employee benefit expense during the third quarter of 2012, decreasing $47, or 1.1%, as compared to the same quarterly period in 2011.  This decrease during the third quarter was primarily due to the elimination of salary and benefit expenses associated with the Company’s Columbus, Ohio branch that closed operations during the fourth quarter of 2011.  This also contributed to a lower full-time employee equivalent base, which has decreased from 278 employees on staff at September 30, 2011 to 274 employees at September 30, 2012.

Also contributing to additional noninterest expense during 2012 were foreclosed asset costs, which increased $40 and $158 during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increases in foreclosed asset costs were mostly related to two commercial real estate properties. Foreclosure expenses include the costs in maintaining the properties, which consist of taxes and general maintenance.

The Company’s other noninterest expense category also increased $122, or 7.3%, during the third quarter of 2012, and $171, or 3.3%, during the first nine months of 2012, as compared to the same periods in 2011.  Contributing most to this change were increasing incentives incurred on the Company’s demand deposit and credit card products, which were part of management’s added emphasis on further building and maintaining core deposit relationships while increasing interchange revenue.

Further impacting noninterest expense was the Company’s data processing costs, which increased $57, or 7.8%, during the first nine months of 2012, while experiencing no change during the third quarter of 2012, as compared to the same periods in 2011.  The Company continues to take great strides in utilizing the growing technology offered to financial institutions to enhance its loan and deposit products to better serve its customers. Data processing costs include processing services for the Company’s debit and credit cards as well as online and mobile banking technology.

Various noninterest expense categories decreased during the three months and nine months ended September 30, 2012, as compared to the same periods in 2011, which partially offset the expense increases described above.  The Company’s FDIC premium expense decreased $118, or 65.2%, and $164, or 20.7%, during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The Company has benefited from lower FDIC assessment rates and a change in assessment method.  Beginning April 1, 2011, the assessment base for deposit insurance premiums changed from total domestic deposits to average total assets minus average tangible equity.  The new assessment method has afforded the Company lower net premium assessments. While the Company has benefited from these changes in calculation methods, continued declines in the Deposit Insurance Fund could result in the FDIC imposing assessments in the future, which could adversely affect the Company's capital levels and earnings.

Also partially offsetting overhead expense increases during 2012 were decreases in the Company’s occupancy and furniture/equipment costs, which decreased $41, or 6.1%, during the third quarter of 2012, and decreased $150, or 7.3%, during the first nine months of 2012, as compared to the same periods in 2011.  This decrease was largely due to lower depreciation expense on purchased equipment from prior years based on a declining balance method that accelerates depreciation costs in the early stages of the assets’ useful life. With no significant equipment purchases during 2012, the acceleration effect of depreciation has decreased.  Also contributing to lower facility and equipment costs was the closing of the Company’s Columbus, Ohio branch during the fourth quarter of 2011.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity to help expand the net interest margin as well as developing more innovative ways to generate noninterest revenue.  However,  revenue levels have been negatively affected by lower net interest income due to decreases in RAL fees combined with lower average earning assets.  Furthermore, higher overhead expense was the result of increased health insurance and retirement benefit costs, which placed additional pressure on efficiency improvement during 2012.  As a result, overhead expense during the nine months ended September 30, 2012 outpaced revenue levels, causing the year-to-date efficiency ratio to increase (worsen) to 66.4% at September 30, 2012, as compared to 65.3% at September 30, 2011.  However, the efficiency ratio during the third quarter of 2012 benefited from a non-recurring OREO impairment charge of $408 recorded in September 2011.  This contributed to lower losses within net OREO revenue during the third quarter of 2012, causing the quarter-to-date efficiency ratio to decrease (improve) to 72.0% from 74.9% during the third quarter of 2011.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios
	9/30/12	12/31/11	Regulatory Minimum
Tier 1 risk-based capital	15.9%	14.4%	4.00%
Total risk-based capital ratio	17.1%	15.6%	8.00%
Leverage ratio	10.8%	10.3%	4.00%

Cash dividends paid of $2,699 during the first nine months of 2012 represent a 7.1% increase over the cash dividends paid during the same period in 2011.  The increase in cash dividends paid is mostly due to the special one-time dividend of $.04 per share paid in the second quarter of 2012.  As a result, the cash dividend rate per share increased to $0.67 per share during the nine months ended September 30, 2012, as compared to $0.63 during the same period in 2011.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $165,756, represented 20.8% of total assets at September 30, 2012. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2012, the Bank could borrow an additional $147,327 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2012, this line had total availability of $41,973. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2012 Percentage Change in Net Interest Income	December 31, 2011 Percentage Change in Net Interest Income
+300	(2.72%)	(2.89%)
+200	(1.56%)	(1.75%)
+100	(.62%)	(.76%)
-100	(2.02%)	(2.36%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At September 30, 2012, the interest rate risk profile reflects a liability sensitive position, which produces lower net interest income due to an increase in interest rates.  The exposure to rising rates has decreased from year end due to an increase in liquidity, which was funded by a reduction in loans.  This additional liquidity is maintained in our account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The discontinuance of tax refund clearing services pursuant to an arrangement with a single tax software provider could have a material adverse effect on our net income.

Through our relationship with a single tax software provider, the Bank offers a service to facilitate the payment of tax refunds for customers who electronically file their tax returns.  Under this program, the Bank acts as a tax refund clearing agent for ERC/ERD transactions and, in return, charges a fee for this service.  For the nine months ended September 30, 2012, the Company recorded ERC/ERD fee income of $2,279.

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

The Bank provides an ERC/ERD service in which they facilitate the payment of tax refunds for customers who electronically file their tax returns.  The Bank is one of only a few financial institutions in the United States that provide this service to taxpayers.  Under this program, the Bank accepts an electronic deposit of a taxpayer's refund and disburses the proceeds as agreed by the taxpayer, in return for which the taxpayer pays a fee.  At September 30, 2012, gross income from ERC/ERD activities accounted for approximately 32.0% of the Company's total noninterest income.  In addition, Loan Central makes RAL loans to taxpayers for which it receives repayment from the taxpayers' refunds.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2012.

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2012.

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

OHIO VALLEY BANC CORP.
Date:	November 9, 2012	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	November 9, 2012	By:	/s/Scott W. Shockey
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

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

101.INS*	XBRL Instance Document: Filed herewith.*

101.SCH*	XBRL Taxonomy Extension Schema: Filed herewith.*

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase: Filed herewith.*

101.DEF*	XBRL Taxonomy Extension Definition Linkbase: Filed herewith.*

101.LAB*	XBRL Taxonomy Extension Label Linkbase: Filed herewith.*

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase: Filed herewith.*

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