Form 10-K
period 2012-12-31
OHIO VALLEY BANC CORP
filed 2013-03-18
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
YES ☐   NO ☒

    Based on the closing sales price of $19.26 per share on June 30, 2012, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $71,090,226.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2013 was 4,062,204.

Documents Incorporated By Reference:

(1)	Portions of the 2012 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2013 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC”.  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc. (“Loan Central”) and Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), which engage in lending and insurance agency services, and one wholly-owned subsidiary trust formed solely to issue a trust preferred security.  Ohio Valley also owns a minority interest in an insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 91.2%, 91.8% and 92.9% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2012, Ohio Valley’s consolidated assets approximated to $769,223,000, and total shareholders’ equity approximated to $75,820,000.

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

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fifteen offices located in Ohio and West Virginia, all but one offering automatic teller machines (ATMs).  Seven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2012.

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

Bank customers may conveniently establish new deposit accounts at their own home.  In addition, the Bank offers an automated telephone banking system, OVB Line, which allows customers to access their personal accounts or business account information, make loan payments or fund transfers and obtain current rate information, all from a touch-tone telephone.  The Bank also offers Internet banking to its customers, which allows customers to perform various transactions using a computer from any location as long as they have access to the Internet and a secure browser.  Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks.  Customers may also pay bills online and can make payments to virtually any business or individual.  Furthermore, the Bank offers other financial management online services, such as cash management and news updates related to repossession auctions, current rates and general bank news.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2012 Annual Report to Shareholders under “Note H – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2012.

Financial Information

 Financial information regarding the Company as of December 31, 2012 and 2011 and results of operations for the past three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2012.

Lending Activities

The Company’s loan portfolio decreased $40,020,000 to finish at $558,288,000 in 2012.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  Commercial  loans decreased $20,406,000, or 8.1%, while residential real estate and consumer loans loans decreased $12,468,000, or 5.2%, and $7,146,000, or 6.7%, respectively, as compared to 2011.  Consolidated interest and fee revenue from loans accounted for 76.51%, 80.49%, and 82.52% of total consolidated revenues in 2012, 2011 and 2010, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company’s residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien mortgage or deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value (whichever is the lesser) of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages.  The Company’s market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank’s exposure to interest rate risk. Currently, the Bank’s real estate loan offerings are limited to maturity terms up to fifteen years, with 100% of its thirty-year real estate loan demand being sold to to Freddie Mac.

Commercial Loans

The Company’s commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans prior to approval. The Bank’s loan committee will review and approve all new commercial loan originations according to the following lending limits:  up to $750,000 unsecured, up to $1,500,000 secured, and up to $3,000,000 aggregate.  The  Executive Committee of the Bank’s Board of Directors will review and approve all new commercial loan originations up to $5,000,000.

Consumer Loans

Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia.  Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans.  The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions.  Underwriting standards are continually evaluated and modified based upon these factors.  A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel.  The Company makes credit life insurance and health and accident insurance available to all qualified borrowers, thus reducing their risk of loss when their income is terminated or interrupted.  The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards.  Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans.  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower’s continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.  Also included in the category of consumer loans are home equity loans.  Home equity lines of credit are generally made as second mortgages and charged a variable interest rate.  Home equity lines are written with ten-year terms but are reviewed annually.  The Company’s consumer loans also consist of seasonal refund anticipation loans (“RAL’s”) offered by Loan Central during the tax season.  RAL’s are short-term cash advances against a customer's anticipated income tax refund.

Underwriting Standards

The Company’s underwriting guidelines and standards are updated  periodically and are presented to the Board of Director s of the holding company for approval.  The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the Company’s primary market areas; and to ensure that all loan applicants receive fair and equal treatment in the lending process.  It is the intent of the underwriting guidelines and standards to:  minimize losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.  The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application.  A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards.  However, a loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval from a superior.

Investment Activities

The Company’s investment policy stresses the management of  the investment securities portfolio, which includes both  securities held to maturity and  securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of U.S. government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.22%, 5.10% and 5.62% of total consolidated revenues in 2012, 2011 and 2010, respectively. The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include “core deposits.”  Core deposits include demand deposits, savings and NOW accounts, and certificates of deposit less than $100,000.  The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets.  Short- and long-term advances from the Federal Home Loan Bank have also been a significant source of funding.  Further funding has come from two trust preferred securities offerings through Ohio Valley Statutory Trust I and Ohio Valley Statutory Trust III, totaling $13,500,000.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund loan service in 2006, in which it serves as  a facilitator for the clearing of tax refunds for a single  tax software provider.  A tax refund clearing agreement between the Bank and software provider requires the Bank to process electronic refund checks (“ERC’s”) and electronic refund deposits (“ERD’s”) presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank will, in turn, receive a fee paid by the third-party tax software provider for each transaction that is processed.  During the year ended 2012, the Company’s ERC/ERD fees totaled $2,289,000, a decrease of $270,000, or 10.6%, as compared to the same period in 2011. For the 2012 tax season, the volume of ERC/ERD items increased over 2011.  However, the fee per ERC/ERD transaction was reduced from the prior year, which contributed to lower fee revenue.  While ERC/ERD fee income generated less income during 2012, management is pleased with the significant contribution this revenue source has made, accounting for 27.0% of the overall noninterest income during the year ended 2012.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will generally be recorded during the first half of the fiscal year, with only minimal income recorded thereafter.

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

A bank holding company is required to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks.  The Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders of the bank holding company if the Federal Reserve Board believes the payment would be an unsafe or unsound practice. In 2009, the Federal Reserve Board issued guidance and regulations which require bank holding companies to provide advance notification of planned dividends under certain circumstances.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  This law is significantly changing the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, some of which still have not been adopted, some of the effects they will have on our company are not yet known.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded effective April 1, 2011, to include liabilities other than just deposits; and

•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including providing shareholders the opportunity to cast a non-binding vote on executive compensation and considering the independence of compensation advisers, and new executive compensation disclosure requirements.  In addition, companies will be required to “claw back” incentive compensation under certain circumstances, although regulations have not yet been adopted.

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

In addition to such capital requirements, Dodd-Frank requires that financial holding companies be “well capitalized,” which requires that they have, on a consolidated basis, a total risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater, as calculated under the capital adequacy guidelines for bank holding companies.

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

The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  In December 2010 and January 2011, the Basel Committee released a new framework, referred to as “Basel III.”  During the second quarter of 2012, the federal bank regulatory agencies jointly issued notices of proposed rulemaking (“NPRs”) that would revise and replace the agencies’ current capital rules.  The NPRs would result in higher risk-based and leverage capital requirements, to be phased in over several years.  The regulators are still considering the NPRs.  The final regulations ultimately applicable to Ohio Valley and the Bank may be substantially different from those proposed.  The banking regulators are considering the extent to which they will apply the Basel III principles to smaller financial institutions, such as Ohio Valley and the Bank.

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

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012.  The Bank paid a total of $3,567,000 on December 30, 2009 that was recorded as a prepaid asset and was charged to expense during the periods to which it relates.

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

Employees

As of December 31, 2012, Ohio Valley and its subsidiaries had approximately 277 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2012 Annual Report to Shareholders, which are incorporated herein by reference.

I.           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2012, 2011 and 2010 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2012 and 2011 is incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2012		2011	2010
Securities Available for Sale
U.S. Treasury securities	$	----	$5,513	$17,079
U.S. Government sponsored entity securities		1,012	2,559	7,731
Agency mortgage-backed securities, residential		93,953	77,598	61,029
Total securities available for sale		$94,965	$85,670	$85,839
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions		$23,494	$22,825	$22,149
Agency mortgage-backed securities, residential		17	23	29
Total securities held to maturity		$23,511	$22,848	$22,178

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.           LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2012	2011	2010	2009	2008

Residential real estate	$226,022	$238,490	$236,878	$242,975	$252,693
Commercial real estate	175,010	207,455	226,622	211,004	198,559
Commercial and industrial	57,239	45,200	55,306	66,958	52,022
Consumer	100,017	107,163	122,516	130,419	127,117
	$558,288	$598,308	$641,322	$651,356	$630,391

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans”, within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

C. 1.
Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,098,000, $726,000 and $1,255,000 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.  The amount of interest income that was included in net income recorded on such loans was $921,000, $456,000 and $717,000 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming and Past Due Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2012 and 2011, there were no loans that are not already included in “Table V - Summary of Nonperforming and Past Due Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2012, 2011 or 2010.

4.
Loan Concentrations - As of December 31, 2012 and 2011, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2012, located in Ohio Valley’s 2012 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2012 and 2011, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2012	2011	2010	2009	2008

Balance, beginning of year	$7,344	$9,386	$8,198	$7,799	$6,737
Loans charged off:
Residential real estate	1,066	2,034	971	1,172	225
Commercial real estate	1,949	1,913	2,766	59	950
Commercial and industrial	499	4,725	191	568	214
Consumer	1,622	1,750	1,951	2,532	2,140
Total loans charged off	5,136	10,422	5,879	4,331	3,529

Recoveries of loans:
Residential real estate	140	201	40	41	61
Commercial real estate	35	1,391	70	58	----
Commercial and industrial	2,027	1,127	25	672	95
Consumer	912	765	1,061	747	719
Total recoveries of loans	3,114	3,484	1,196	1,518	875

Net loan charge-offs	(2,022)	(6,938)	(4,683)	(2,813)	(2,654)
Provision charged to operations	1,583	4,896	5,871	3,212	3,716
Balance, end of year	$6,905	$7,344	$9,386	$8,198	$7,799
Ratio of net charge-offs to average loans outstanding	.35%	1.11%	.72%	.44%	.42%
Ratio of allowance for loan losses to
non-performing assets	90.24%	99.34%	99.72%	76.98%	78.25%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption “Allowance for Loan Losses and Provision Expense” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

V.           DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2012, 2011, or 2010.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2012 and 2011:

December 31, 2012		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$21,352	$12,297	$25,804	$42,440

December 31, 2011		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$22,317	$10,473	$31,119	$57,150

VI.           RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table X - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

VII.           SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)	2012	2011		2010

Balance outstanding at period-end	----	$	----	$38,107
Weighted average interest rate at period-end	----		.00%	.15%
Average amount outstanding during year	----		$19,196	$26,991
Approximate weighted average interest rate
during the year	----		.09%	.21%
Maximum amount outstanding as of any
month-end	----		$36,680	$38,107

Newly enacted banking regulations during the third quarter of 2011 permitted the Company to begin paying interest on its business checking accounts and contributed to the decrease in securities sold under agreements to repurchase balances since 2010.  At December 31, 2012, the Company had no securities sold under agreements to repurchase on hand.

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

Negative developments in the capital markets in recent years resulted in uncertainty in the financial markets and an economic downturn.  The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures.  The credit performance of all types of mortgage and real estate assets, including loans and equity securities, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many financial institutions have been forced to seek additional capital or to merge with larger and stronger institutions.  Some financial institutions have failed.

Concerns over the stability of the financial markets and the economy caused some financial institutions to reduce their lending to customers and to each other.  This tightening of credit led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity.

While some improvements in the U.S. economy have occurred, housing prices are still depressed and unemployment remains high compared to levels prior to the recession.  Debt concerns in Europe have added to volatility in the capital markets and concerns over whether improvements in the U.S. economy will continue.  Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty.  In fact, improvements may be reversed if current economic turmoil in Europe becomes global or the United States Congress fails to raise the federal government’s debt ceiling in time to avoid a default or agree on other budget matters.  A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers.  As a result, we may experience increased delinquencies, foreclosures and customer bankruptcies, as well as decreased loan demand.

New laws and increased regulatory oversight may significantly affect our business, financial condition and results of operations.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  This law is significantly changing the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, some of the effects they will have are not yet known.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded effective April 1, 2011, to include liabilities other than just deposits; and

•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including providing shareholders the opportunity to cast a non-binding vote on executive compensation and considering the independence of compensation advisers, and new executive compensation disclosure requirements.  In addition, companies will be required to “claw back” incentive compensation under certain circumstances, although regulations have not yet been adopted.

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

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect our ability to sell loans.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act or other legislation not yet adopted will have on us and the rest of our industry, it is possible that our revenue could decrease, our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital.  We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

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

Through our relationship with a single tax software provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit (“ERC/ERD”).  In return, the Bank charges a fee for the service.  For the 2012 tax season, the Company recorded ERC/ERD fee income of $2,289,000.

Prior to April 2011, the Bank also offered refund anticipation loans (“RALs”).  On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RALs through third parties following the completion of the current tax filing season.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the "IRS") to cease providing debt indicator information.  The debt indicator information provided an indication of whether an individual taxpayer would have any portion of the anticipated tax refund offset for delinquent taxes or other debts, such as unpaid child support or delinquent federally funded student loans.  In response to the FDIC's expressions of concern, the Bank discontinued offering RALs through unrelated third-party vendors after April 19, 2011.  The Bank’s termination of this product had a negative effect on its results of operations.  The Bank has, though, continued offering ERCs and ERDs through its tax refund clearing agreement with the current software provider.  Furthermore, the FDIC's recommendation did not affect the offerings of RALs by Loan Central.

The Company will continue to face risks within its ERC/ERD business that could potentially terminate its agreement with the third-party software provider.  These risks include not being able to perform the required ERC/ERD clearing services and/or regulatory scrutiny that could lead to a discontinuation in offering the ERC/ERD product.  Also, having an agreement with just one tax software provider, a termination of that relationship could significantly reduce the Company’s ability to offer ERC’s and ERD’s due to limited alternatives of replacement.  The termination of the ERC/ERD product would have a negative effect on earnings.

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

We may be compelled to seek additional capital in the future but may not be able to access capital when needed.

Ohio Valley and the Bank are required by regulatory authorities to maintain specified levels of capital.  Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating inclusion of certain instruments from the calculation of capital.  The final form of such regulations and their impact on Ohio Valley is unknown at this time but may require us to raise additional capital.  If Ohio Valley experiences increased loan losses, additional capital may need to be obtained.  In addition, Ohio Valley may elect to raise additional capital to support its business, to finance acquisitions, if any, or for other purposes.  Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.  There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us.  If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Bank failures increased dramatically in recent years, which greatly increased resolution costs of the FDIC and depleted the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009.  Additional changes required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

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

The FDIC also imposed a special assessment for the second quarter of 2009 and required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  An institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points.  Effective April 1, 2011, the assessment base was changed from total domestic deposits to average total assets minus average tangible equity.  The new regulations also changed the assessment for larger institutions and the assessment rate schedules.

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

The expiration of unlimited FDIC insurance coverage of non-interest bearing transaction accounts effective December 31, 2012, may have an adverse effect on our liquidity and cost of funds.

The Dodd-Frank Act provided for unlimited FDIC insurance coverage of non-interest bearing transaction accounts through December 31, 2012.  The end of such insurance may cause us to lose certain large deposits or may result in our needing to pledge additional securities to secure public fund deposits, which could have a material adverse effect on our liquidity.  In order to ensure adequate liquidity, we may need to raise rates we pay on deposits, resulting in a decrease in profitability.

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

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses.  Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results.  Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses.  Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance.  We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance.  Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, or other branches in the security of our systems could severely harm our business.

As part of our business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties.  Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.  If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.  Moreover, some larger banks have been the victims of computer attacks designed to prevent customers from being able to access their accounts electronically.  Such attacks could discourage customers from use of their accounts or cause customers to move their business to other financial institutions.

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

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns seven financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia.  The Bank leases eight additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.), and South Point (Lawrence Co.) in Ohio and Point Pleasant (Mason Co.), and Huntington (Cabell Co.) in West Virginia.   The Bank also owns and operates twenty-six ATMs, including twelve off-site ATMs.  Furthermore, the Bank owns a facility and leases one facility in Gallipolis (Gallia Co.), Ohio which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), Ohio and leases a facility in Point Pleasant (Mason Co.), West Virginia which are both leased out to third parties.

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

Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank and Loan Centrals’ leased facilities are all subject to commercially standard leasing arrangements.

  Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2012, located in Ohio Valley’s 2012 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Summary of Common Stock Data” and “Performance Graph” located in Ohio Valley’s 2012 Annual Report to Shareholders and “Note N - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2012 located in Ohio Valley’s 2012 Annual Report to Shareholders.

On December 31, 2012, Ohio Valley sold 32,765 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $617,000.  No underwriters were involved, and no underwriting discount or commissions were paid.  The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2012.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2012 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Interest Rate Sensitivity and Liquidity” and “Interest Rate Sensitivity -- Table VIII” found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2012 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2012 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2012 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2012 and 2011
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2012 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2012 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 8, 2013 (the “2013 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2013 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” and “Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2013 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2013 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2013 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by the Independent Registered Public Accounting Firm” of the 2013 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2012 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

        Consolidated Statements of Condition as of December 31, 2012 and 2011
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
        Notes to the Consolidated Financial Statements
        Report of Independent Registered Public Accounting Firm

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

OHIO VALLEY BANC CORP.
Date:	March 18, 2013	By:	/s/ Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2013 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Thomas E. Wiseman	President and Chief Executive Officer
Thomas E. Wiseman	(principal executive officer)

/s/Scott W. Shockey	Vice President and Chief Financial Officer
Scott W. Shockey	(principal financial officer and principal accounting officer)

/s/Jeffrey E. Smith	Chairman
Jeffrey E. Smith

/s/Lannes C. Williamson	Director
Lannes C. Williamson

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Steven B. Chapman	Director
Steven B. Chapman

/s/Harold A. Howe	Director
Harold A. Howe

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

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

10.2*
Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar Agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2011 (SEC File No. 0-20914).

10.3(a)*	The Ohio Valley Bank Company Director Retirement Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company: Filed herewith.

10.3(b)*	Schedule A to Exhibit 10.3(a) identifying other identical Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

10.4(a)*
The Ohio Valley Bank Company Determination of Director’s Fees Agreement, supplemental to the Director Retirement Agreement, dated December 28, 2007, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Filed herewith.

10.4(b)*
The Ohio Valley Bank Company Determination of Director’s Fees Agreement, supplemental to the Director Retirement Agreement, dated March 2, 2010, between David W. Thomas and The Ohio Valley Bank Company:  Filed herewith.

Exhibit Number	Exhibit Description

10.5*	The Ohio Valley Bank Company Salary Continuation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company: Filed herewith.

10.6(a)*	The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 18, 2012, between Anna P. Barnitz and The Ohio Valley Bank Company: Filed herewith.

10.6(b)*	The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company: Filed herewith.

10.7(a)*	Schedule A to Exhibit 10.6(a) identifying other identical Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

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

10.10*
The Ohio Valley Bank Company Supplemental Executive Retirement Plan agreement, dated March 6, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company; Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on March 9, 2012 (SEC File No. 0-20914).

11	Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2012:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

Exhibit Number	Exhibit Description

21	Subsidiaries of Ohio Valley: Filed herewith.

23	Consent of Crowe Horwath LLP.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

101.INS #	XBRL Instance Document: Submitted electronically herewith. #

101.SCH #	XBRL Taxonomy Extension Schema: Submitted electronically herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Submitted electronically herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Submitted electronically herewith. #

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Submitted electronically herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Submitted electronically herewith. #

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.