Form 10-Q
period 2013-03-31
OHIO VALLEY BANC CORP
filed 2013-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of common shares of the registrant outstanding as of April 30, 2013 was 4,062,204.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$9,842	$10,617
Interest-bearing deposits with banks	105,530	35,034
Total cash and cash equivalents	115,372	45,651

Securities available for sale	99,515	94,965
Securities held to maturity (estimated fair value: 2013 - $24,520; 2012 - $24,624)	23,496	23,511
Federal Home Loan Bank stock	6,281	6,281

Total loans	551,274	558,288
Less: Allowance for loan losses	(6,672)	(6,905)
Net loans	544,602	551,383

Premises and equipment, net	8,567	8,680
Other real estate owned	3,371	3,667
Accrued interest receivable	2,033	2,057
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	24,587	25,056
Other assets	5,817	6,705
Total assets	$834,908	$769,223

LIABILITIES
Noninterest-bearing deposits	$212,707	$139,526
Interest-bearing deposits	509,665	515,538
Total deposits	722,372	655,064

Other borrowed funds	14,452	14,285
Subordinated debentures	8,500	13,500
Accrued liabilities	11,030	10,554
Total liabilities	756,354	693,403

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,721,943 shares issued)	4,722	4,722
Additional paid-in capital	34,109	34,109
Retained earnings	53,911	51,094
Accumulated other comprehensive income	1,524	1,607
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	78,554	75,820
Total liabilities and shareholders’ equity	$834,908	$769,223

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2013	2012

Interest and dividend income:
Loans, including fees	$8,917	$9,964
Securities:
Taxable	300	426
Tax exempt	144	145
Dividends	67	71
Other Interest	52	59
	9,480	10,665
Interest expense:
Deposits	839	1,374
Other borrowed funds	81	125
Subordinated debentures	139	254
	1,059	1,753
Net interest income	8,421	8,912
Provision for loan losses	31	1,316
Net interest income after provision for loan losses	8,390	7,596

Noninterest income:
Service charges on deposit accounts	424	450
Trust fees	51	49
Income from bank owned life insurance and annuity assets	631	194
Mortgage banking income	137	97
Electronic refund check / deposit fees	2,105	2,038
Debit / credit card interchange income	452	395
Gain (loss) on other real estate owned	(65)	8
Other	205	248
	3,940	3,479
Noninterest expense:
Salaries and employee benefits	4,439	4,268
Occupancy	394	402
Furniture and equipment	226	237
FDIC insurance	144	291
Data processing	281	279
Foreclosed assets	295	110
Other	2,169	1,745
	7,948	7,332

Income before income taxes	4,382	3,743
Provision for income taxes	1,159	1,121

NET INCOME	$3,223	$2,622

Earnings per share	$.79	$.65

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2013	2012

Net Income	$3,223	$2,622

Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	(126)	158
Related tax (expense) benefit	43	(54)
Total other comprehensive income (loss), net of tax	(83)	104

Total comprehensive income	$3,140	$2,726

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012

Balance at beginning of period	$75,820	$71,843

Net income	3,223	2,622

Other comprehensive income (loss), net of tax	(83)	104

Proceeds from issuance of common stock through dividend reinvestment plan	----	55

Cash dividends	(406)	(845)

Balance at end of period	$78,554	$73,779

Cash dividends per share	$.10	$.21

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2013	2012

Net cash provided by operating activities:	$4,759	$4,218

Investing activities:
Proceeds from maturities of securities available for sale	7,989	6,775
Purchases of securities available for sale	(13,089)	(12,376)
Proceeds from maturities of securities held to maturity	351	887
Purchases of securities held to maturity	(353)	(835)
Net change in loans	6,560	23,928
Proceeds from sale of other real estate owned	421	41
Purchases of premises and equipment	(87)	(124)
Purchases of bank owned life insurance	(149)	(1,274)
Proceeds from bank owned life insurance	1,249	----
Net cash provided by investing activities	2,892	17,022

Financing activities:
Change in deposits	67,308	48,227
Proceeds from common stock through dividend reinvestment plan	----	55
Cash dividends	(406)	(845)
Repayment of subordinated debentures	(5,000)	----
Proceeds from Federal Home Loan Bank borrowings	353	----
Repayment of Federal Home Loan Bank borrowings	(185)	(203)
Net cash provided by financing activities	62,070	47,234

Change in cash and cash equivalents	69,721	68,474
Cash and cash equivalents at beginning of period	45,651	51,630
Cash and cash equivalents at end of period	$115,372	$120,104

Supplemental disclosure:

Cash paid for interest	$1,440	$2,191
Cash paid for income taxes	----	820
Transfers from loans to other real estate owned	190	207
Other real estate owned sales financed by the Bank	67	37

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2013, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2013.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2012 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2012 have been reclassified to conform to the presentation for 2013.  These reclassifications had no effect on the net results of operations or shareholders’ equity.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,062,204 for the three months ended March 31, 2013 and 4,027,950 for the three months ended March 31, 2012.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The effect of adopting ASU 2013-02 did not have a material effect on the Company’s financial statements.

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

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$9,014	----
Agency mortgage-backed securities, residential	----	90,501	----

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$1,012	----
Agency mortgage-backed securities, residential	----	93,953	----

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013.   Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2012 are summarized below:

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned:
Commercial real estate:
Construction	----	----	$1,562
Commercial and industrial	----	----	1,055

At March 31, 2013 and December 31, 2012, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,979, with a corresponding valuation of $1,979.  This resulted in no additional charge-offs during the three months ended March 31, 2013.  Furthermore, a net increase of $2,479 in fair value was recognized for partial charge-offs of loans and impairment reserves on loans during the year ended December 31, 2012.

At March 31, 2013, there was no other real estate owned measured at fair value less costs to sell, which resulted in no valuation allowance and no corresponding write-downs during the three months ended March 31, 2013.  Other real estate owned that was measured at fair value less costs to sell at December 31, 2012 had a net carrying amount of $2,617, which is made up of the outstanding balance of $4,214, net of a valuation allowance of $1,597 at December 31, 2012, which resulted in a corresponding write-down of $331 for the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Other real estate owned:
Commercial real estate:
Construction	$1,562	Sales approach	Adjustment to comparables	15%	15%

Commercial and industrial	1,055	Sales approach	Adjustment to comparables	15%	15%

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 are as follows:

Fair Value Measurements at March 31, 2013 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$115,372	$115,372	$	----	$	----	$115,372
Securities available for sale	99,515	----		99,515		----	99,515
Securities held to maturity	23,496	----		11,491		13,029	24,520
Federal Home Loan Bank stock	6,281	N/A		N/A		N/A	N/A
Loans, net	544,602	----		----		555,582	555,582
Accrued interest receivable	2,033	----		368		1,665	2,033

Financial liabilities:
Deposits	722,372	212,624		511,376		----	724,000
Other borrowed funds	14,452	----		14,563		----	14,563
Subordinated debentures	8,500	----		4,884		----	4,884
Accrued interest payable	996	3		993		----	996

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$45,651	$45,651	$	----	$	----	$45,651
Securities available for sale	94,965	----		94,965		----	94,965
Securities held to maturity	23,511	----		11,569		13,055	24,624
Federal Home Loan Bank stock	6,281	N/A		N/A		N/A	N/A
Loans, net	551,383	----		----		564,059	564,059
Accrued interest receivable	2,057	----		283		1,774	2,057

Financial liabilities:
Deposits	655,064	139,526		517,680		----	657,206
Other borrowed funds	14,285	----		14,536		----	14,536
Subordinated debentures	13,500	----		10,146		----	10,146
Accrued interest payable	1,377	2		1,375		----	1,377

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

Accrued Interest Receivable and Payable: The carrying amount of accrued interest approximates fair value resulting in a classification that is consistent with the earning assets and interest-bearing liabilities with which it is associated.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale and gross unrecognized gains and losses for held to maturity:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
March 31, 2013
U.S. Government sponsored entity securities	$9,034	$8		$(28)	$9,014
Agency mortgage-backed securities, residential	88,172	2,356		(27)	90,501
Total securities	$97,206	$2,364		$(55)	$99,515

December 31, 2012
U.S. Government sponsored entity securities	$1,009	$3	$	----	$1,012
Agency mortgage-backed securities, residential	91,521	2,432		----	93,953
Total securities	$92,530	$2,435	$	----	$94,965

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2013
Obligations of states and political subdivisions	$23,481	$1,098	$(74)	$24,505
Agency mortgage-backed securities, residential	15	----	----	15
Total securities	$23,496	$1,098	$(74)	$24,520

December 31, 2012
Obligations of states and political subdivisions	$23,494	$1,178	$(65)	$24,607
Agency mortgage-backed securities, residential	17	----	----	17
Total securities	$23,511	$1,178	$(65)	$24,624

The amortized cost and estimated fair value of the securities portfolio at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost		Estimated Fair Value

Due in one year or less	$	----	$	----	$	----	$	----
Due in over one to five years		5,019		5,011		6,430		6,850
Due in over five to ten years		4,015		4,003		9,172		9,476
Due after ten years		----		----		7,879		8,179
Agency mortgage-backed securities, residential		88,172		90,501		15		15
Total debt securities		$97,206		$99,515		$23,496		$24,520

The following table summarizes the investment securities with unrealized losses at March 31, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
March 31, 2013	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,997	$(28)	$	----	$	----	$7,997	$(28)
Agency mortgage-backed
securities, residential	5,037	(27)		----		----	5,037	(27)
Total available for sale	$13,034	$(55)	$	----	$	----	$13,034	$(55)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$2,319	$(70)	$258	$(4)	$2,577	$(74)
Total held to maturity	$2,319	$(70)	$258	$(4)	$2,577	$(74)

Less Than 12 Months	12 Months or More	Total
December 31, 2012	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$2,018	$(63)	$260	$(2)	$2,278	$(65)
Total held to maturity	$2,018	$(63)	$260	$(2)	$2,278	$(65)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2013 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2013	2012
Residential real estate	$223,552	$226,022
Commercial real estate:
Owner-occupied	102,116	104,842
Nonowner-occupied	50,879	52,792
Construction	19,270	17,376
Commercial and industrial	58,185	57,239
Consumer:
Automobile	40,073	41,168
Home equity	18,151	18,332
Other	39,048	40,517
	551,274	558,288
Less: Allowance for loan losses	6,672	6,905

Loans, net	$544,602	$551,383

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

March 31, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,329	$3,946	$783	$847	$6,905
Provision for loan losses	327	(478)	(33)	215	31
Loans charged off	(357)	(2)	----	(437)	(796)
Recoveries	15	278	11	228	532
Total ending allowance balance	$1,314	$3,744	$761	$853	$6,672

March 31, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,730	$3,623	$636	$1,355	$7,344
Provision for loan losses	277	892	(88)	235	1,316
Loans charged-off	(593)	(1,096)	(70)	(519)	(2,278)
Recoveries	77	4	145	239	465
Total ending allowance balance	$1,491	$3,423	$623	$1,310	$6,847

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012:

March 31, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133	$1,979	$	----	$	----	$2,112
Collectively evaluated for impairment	1,181	1,765		761		853	4,560
Total ending allowance balance	$1,314	$3,744		$761		$853	$6,672

Loans:
Loans individually evaluated for impairment	$1,112	$15,588	$	----		$219	$16,919
Loans collectively evaluated for impairment	222,440	156,677		58,185		97,053	534,355
Total ending loans balance	$223,552	$172,265		$58,185		$97,272	$551,274

December 31, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$128	$1,979	$	----	$	----	$2,107
Collectively evaluated for impairment	1,201	1,967		783		847	4,798
Total ending allowance balance	$1,329	$3,946		$783		$847	$6,905

Loans:
Loans individually evaluated for impairment	$827	$16,354	$	----		$220	$17,401
Loans collectively evaluated for impairment	225,195	158,656		57,239		99,797	540,887
Total ending loans balance	$226,022	$175,010		$57,239		$100,017	$558,288

The following table presents information related to loans individually evaluated for impairment by class of loans:

Three months ended March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$830	$686	$	----	$703	$3	$3
Commercial real estate:
Owner-occupied	5,644	5,098		----	5,313	72	72
Nonowner-occupied	7,849	7,049		----	7,052	93	93
Commercial and industrial	422	----		----	----	----	----
Consumer:
Home equity	219	219		----	220	3	3
With an allowance recorded:
Residential real estate	426	426		133	423	4	4
Commercial real estate:
Nonowner-occupied	3,441	3,441		1,979	3,456	41	41
Total	$18,831	$16,919		$2,112	$17,167	$216	$216

Three months ended March 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,247	$1,055	$	----	$1,070	$7	$6
Commercial real estate:
Owner-occupied	9,984	9,737		----	7,604	166	143
Nonowner-occupied	3,440	2,293		----	2,458	24	22
Construction	674	395		----	535	5	5
Commercial and industrial	614	329		----	331	10	9
Consumer:
Automobile	36	36		----	18	1	1
Home equity	220	220		----	110	3	3
With an allowance recorded:
Commercial real estate:
Owner-occupied	1,571	1,571		758	996	27	18
Total	$17,786	$15,636		$758	$13,122	$243	$207

Year ended December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$619	$407	$	----	$493	$	----	$	----
Commercial real estate:
Owner-occupied	5,528	5,528		----	4,729		338		338
Nonowner-occupied	10,085	8,847		----	4,767		456		456
Commercial and industrial	426	----		----	----		----		----
Consumer:
Home equity	220	220		----	176		9		9
With an allowance recorded:
Residential real estate	420	420		128	420		23		23
Commercial real estate:
Nonowner-occupied	1,979	1,979		1,979	1,132		38		38
Total	$19,277	$17,401		$2,107	$11,717		$864		$864

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

March 31, 2013	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$287	$2,906
Commercial real estate:
Owner-occupied	----	1,115
Nonowner-occupied	----	52
Consumer:
Automobile	9	15
Home equity	100	----
Other	----	5
Total	$396	$4,093

December 31, 2012	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$341	$2,533
Commercial real estate:
Owner-occupied	----	675
Nonowner-occupied	----	352
Consumer:
Automobile	11	4
Home equity	----	62
Other	7	----
Total	$359	$3,626

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the aging of the recorded investment of past due loans by class of loans:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,275	$898	$3,096	$7,269	$216,283	$223,552
Commercial real estate:
Owner-occupied	816	440	675	1,931	100,185	102,116
Nonowner-occupied	----	----	52	52	50,827	50,879
Construction	----	----	----	----	19,270	19,270
Commercial and industrial	180	----	----	180	58,005	58,185
Consumer:
Automobile	683	145	9	837	39,236	40,073
Home equity	20	----	100	120	18,031	18,151
Other	752	31	5	788	38,260	39,048
Total	$5,726	$1,514	$3,937	$11,177	$540,097	$551,274

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,525	$1,033	$2,797	$9,355	$216,667	$226,022
Commercial real estate:
Owner-occupied	753	111	675	1,539	103,303	104,842
Nonowner-occupied	----	----	352	352	52,440	52,792
Construction	----	----	----	----	17,376	17,376
Commercial and industrial	202	----	----	202	57,037	57,239
Consumer:
Automobile	905	138	13	1,056	40,112	41,168
Home equity	112	37	62	211	18,121	18,332
Other	1,066	162	7	1,235	39,282	40,517
Total	$8,563	$1,481	$3,906	$13,950	$544,338	$558,288

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

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2013 and December 31, 2012:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
March 31, 2013
Residential real estate
Interest only payments	$249	$	----	$249
Rate reduction	426		----	426
Commercial real estate:
Owner-occupied
Interest only payments	----		675	675
Rate reduction	----		440	440
Maturity extension at lower stated rate than market rate	183		----	183
Reduction of principal and interest payments	3,800		----	3,800
Nonowner-occupied
Interest only payments	9,825		----	9,825
Reduction of principal and interest payments	665		----	665
Total TDR’s	$15,148		$1,115	$16,263

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
December 31, 2012
Residential real estate
Interest only payments	$	----	$180	$180
Rate reduction		420	----	420
Commercial real estate:
Owner-occupied
Interest only payments		----	675	675
Rate reduction		440	----	440
Maturity extension at lower stated rate than market rate		191	----	191
Reduction of principal and interest payments		4,222	----	4,222
Nonowner-occupied
Interest only payments		9,856	300	10,156
Reduction of principal and interest payments		670	----	670
Total TDR’s		$15,799	$1,155	$16,954

During the three months ended March 31, 2013, the TDR’s described above increased the allowance for loan losses by $280, with no corresponding charge-offs.  This was largely the result of a $275 recovery of a previously charged-off commercial real estate loan that had been classified as a TDR loan at December 31, 2012.  During the year ended December 31, 2012, the TDR’s described above increased the allowance for loan losses by $2,169, resulting in charge-offs of $536.

At March 31, 2013, the balance in TDR loans decreased $691, or 4.1%, from year-end 2012.  The decrease was largely due to the $300 payoff of one commercial real estate loan and principal payments received on another commercial real estate loan totaling $422 during the first quarter of 2013.  At March 31, 2013 and December 31, 2012, a total of 93% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $2,112 and $2,107 in reserves to customers whose loan terms have been modified in TDR’s as of March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, the Company had $116 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $109 at December 31, 2012.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended March 31, 2013:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Three months ended March 31, 2013	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate
Interest only payments	$249	$249	$	----	$	----
Total TDR’s	$249	$249	$	----	$	----

As of March 31, 2013, all of the Company’s loans that were restructured during the three months ended March 31, 2013 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at March 31, 2013 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the three months ended March 31, 2013 had no impact on the allowance for loan losses or charge-offs during those three months.  As of March 31, 2013, the Company had no allocation of reserves to customers whose loan terms have been modified during the first three months of 2013.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

March 31, 2013	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$91,287	$7,803	$3,026	$102,116
Nonowner-occupied	42,990	680	7,209	50,879
Construction	18,200	----	1,070	19,270
Commercial and industrial	49,336	5,105	3,744	58,185
Total	$201,813	$13,588	$15,049	$230,450

December 31, 2012	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$87,614	$14,057	$3,171	$104,842
Nonowner-occupied	39,627	2,171	10,994	52,792
Construction	16,276	----	1,100	17,376
Commercial and industrial	47,226	4,793	5,220	57,239
Total	$190,743	$21,021	$20,485	$232,249

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. Nonperforming loans are defined as loans that are past due 90 days and still accruing or loans that have been placed on nonaccrual.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2013 and December 31, 2012:

March 31, 2013	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$40,049	$18,051	$39,043	$220,359	$317,502
Nonperforming	24	100	5	3,193	3,322
Total	$40,073	$18,151	$39,048	$223,552	$320,824

December 31, 2012	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$41,153	$18,270	$40,510	$223,148	$323,081
Nonperforming	15	62	7	2,874	2,958
Total	$41,168	$18,332	$40,517	$226,022	$326,039

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.05% of total loans were unsecured at March 31, 2013, up from 4.87% at December 31, 2012.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2013, the contract amounts of these instruments totaled approximately $61,269, compared to $57,125 at December 31, 2012.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2013 and December 31, 2012 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2013	$10,926	$3,526	$14,452
December 31, 2012	$10,759	$3,526	$14,285

Pursuant to collateral agreements with the FHLB, advances are secured by $203,773 in qualifying mortgage loans, $96,434 in commercial loans and $6,281 in FHLB stock at March 31, 2013.  Fixed-rate FHLB advances of $10,926 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.24%.  There were no variable-rate FHLB borrowings at March 31, 2013.

At March 31, 2013, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at March 31, 2013.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $207,282 at March 31, 2013.  Of this maximum borrowing capacity, the Company had $173,155 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At March 31, 2013, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $23,200 at March 31, 2013 and $14,200 at December 31, 2012.

Scheduled principal payments as of March 31, 2013:

	FHLB Borrowings	Promissory Notes	Totals

2013	$1,161	$1,743	$2,904
2014	1,177	1,783	2,960
2015	1,080	----	1,080
2016	996	----	996
2017	924	----	924
Thereafter	5,588	----	5,588
	$10,926	$3,526	$14,452

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 86.8% and 87.8% of total consolidated revenues for the years ended March 31, 2013 and 2012, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$7,149	$1,272	$8,421
Provision expense	$(65)	$96	$31
Noninterest income	$3,493	$447	$3,940
Noninterest expense	$7,296	$652	$7,948
Tax expense	$830	$329	$1,159
Net income	$2,581	$642	$3,223
Assets	$821,720	$13,188	$834,908

	Three Months Ended March 31, 2012
	Banking	Consumer Finance	Total Company

Net interest income	$7,657	$1,255	$8,912
Provision expense	$1,211	$105	$1,316
Noninterest income	$3,065	$414	$3,479
Noninterest expense	$6,727	$605	$7,332
Tax expense	$796	$325	$1,121
Net income	$1,988	$634	$2,622
Assets	$840,691	$13,183	$853,874

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control that could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 2012. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions which facilitates the payment of tax refunds through a third-party tax software provider.  The Bank has facilitated the payment of these tax refunds through electronic refund check/deposit (“ERC/ERD”) transactions.  ERC/ERD transactions involve the issuing of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund loan season, typically during the first quarter of each year.  Prior to 2012, the Bank also offered refund anticipation loans (“RALs”) through the same third-party tax software provider.  RALs are short-term cash advances against a customer's anticipated income tax refund.  The Bank ceased offering RALs effective April 19, 2011, although it still provides ERC/ERD transactions.  Loan Central continues to provide RALs to its customers.

For the three months ended March 31, 2013, the Company’s net income increased by $601, or 22.9%, as compared to the same period in 2012, to finish at $3,223.  The Company’s earnings per share for the first quarter of 2013 increased by $.14, or 21.5%, compared to the same period in 2012, to finish at $.79 per share.  The annualized net income to average asset ratio, or return on assets (ROA), improved to 1.56% at March 31, 2013, as compared to 1.20% at March 31, 2012.  The Company’s net income to average equity ratio, or return on equity (ROE), improved to 17.13% at March 31, 2013, as compared to 14.60% at March 31, 2012.

The largest contributor to the Company’s higher 2013 first quarter net income was a $1,285, or 97.6%, decrease in loan loss provision expense. This decrease was the result of lower net charge-offs during the first quarter of 2013, which decreased $1,549, or 85.4%, as compared to the first quarter of 2012.  The decrease in net charge-offs was primarily due to additional partial charge-offs of $1,118 taken on various residential real estate and commercial real estate loans in March 2012.   The partial charge-offs required a corresponding impairment charge to provision expense due to a continued deterioration of collateral values.  In addition, the partial charge-offs taken on these residential real estate and commercial real estate loan balances in March 2012 contributed to an increase in general allocations associated with the average historical loan loss factor within the allowance for loan losses.

Further impacting net income results during the three months ended March 31, 2013 was an increase in the Company’s noninterest income of $461, or 13.3%, over the same period in 2012.  The growth in noninterest income was largely due to net life insurance proceeds collected in the first quarter of 2013, as well as increased transaction volume related to the Company’s ERC/ERD fees, debit and credit card interchange income, and mortgage banking revenue.

Partially offsetting the benefits of lower provision expense and higher noninterest income during the first quarter of 2013 was lower net interest income combined with higher noninterest expenses.  The Company’s net interest income decreased $491, or 5.5%, during the first quarter of 2013 as compared to the first quarter of 2012.  The decrease was impacted mostly from lower average earning assets of $786,219 at March 31, 2013 as compared to $823,271 at March 31, 2012, largely from loans.  The Company’s noninterest expense increased $616, or 8.4%, during the first quarter of 2013 as compared to the first quarter of 2012.  Higher noninterest expense was impacted by increases in foreclosed asset costs related to the liquidation of real estate in process of foreclosure, as well as salaries and employee benefits due to annual merit increases and retirement benefit costs.  Further impacting noninterest expense during the first quarter of 2013 was a fee of $212 associated with the redemption of $5,000 in trust preferred securities classified as subordinated debentures in March 2013.  While this contributed to the growth in overhead expenses during the first quarter of 2013, the $5,000 redemption in trust preferred securities is anticipated to have a favorable impact on future earnings due to the elimination of $530 in annual interest expense.

The consolidated total assets of the Company increased $65,685, or 8.5%, during the first three months of 2013 as compared to year-end 2012, to finish at $834,908.  This change in assets was led by an increase in the Company’s interest-bearing deposits with banks, which increased $70,496 from year-end 2012, largely from short-term investments in the Company’s Federal Reserve Bank clearing account.  During the first quarter of 2013, the Company experienced an increase in tax refund volume related to its ERC/ERD business.  These short-term tax refunds, facilitating through several of the Company’s noninterest-bearing checking accounts, were invested with its Federal Reserve Bank clearing account, which increased $70,511 from year-end 2012.  Asset balances were further increased by growth in the Company’s investment securities, which increased $4,535, or 3.8%, from year-end 2012.  The Company has invested a portion of its excess funds from investment security prepayments and maturity proceeds into long-term U.S. Government sponsored entity (“GSE”) securities during the first quarter of 2013, which increased $8,002 from year-end 2012.

The first three months of 2013 saw the Company’s loan portfolio decrease $7,014, or 1.3%, from year-end 2012.  This change in loan balances came primarily from the commercial real estate loan portfolio, which decreased $2,745, or 1.6%, from year-end 2012, largely due to increases in loan payoffs recorded during the first quarter of 2013. Further decreasing the Company’s loan portfolio were consumer and residential real estate loans, which decreased $2,745 and $2,470, respectively, from year-end 2012.  The decreases in consumer loans were largely due to lower auto loan balances, while lower residential real estate loan balances were impacted mostly in longer-term, fixed-rate loans.

While the demand for loans was down during the first three months of 2013, the Company was able to benefit from growth in its total deposit liabilities of $67,308 from year-end 2012.  The majority of this growth came from the Company’s core noninterest-bearing deposit balances increasing $73,181 from year-end 2012, as a result of an increased level of ERC/ERD transactions being processed during the first quarter of 2013.  Interest-bearing deposit liabilities continued to shift into more core deposit sources from year-end 2012, such as the Company’s NOW and savings account balances while experiencing a larger shift away from non-core deposit sources such as retail and wholesale time deposits.  The Company’s core interest-bearing deposit balances were up $10,520 from year-end 2012, while its non-core time deposit balances were down $16,393 from year-end 2012.  While other borrowed funds remained relatively the same from year-end 2012, the Company’s subordinated debentures decreased $5,000 during the same period, which was due to the redemption of $5,000 in trust preferred securities on March 7, 2013.  The redemption supports the Company’s continued emphasis on lowering funding costs to strengthen the net interest margin as average earning assets continue to decline.  The Company anticipates an annual interest expense savings of $530, most of which will be recognized in 2013.

The retained portion of excess liquidity created by seasonal growth in total deposits will be available to fund potential earning asset growth during the remainder of 2013.

Comparison of
Financial Condition
at March 31, 2013 and December 31, 2012

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2013 compared to December 31, 2012.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest- and non-interest bearing balances due from banks.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At March 31, 2013, cash and cash equivalents had increased $69,721, or 152.7%, to $115,372, as compared to $45,651 at December 31, 2012.  The increase in cash and cash equivalents was largely due to deposit liability growth combined with increased loan payoffs from year-end 2012.  The rise in deposit liability balances was mostly from seasonal increases in ERC/ERD transactions that facilitate within the Company’s noninterest-bearing deposit accounts.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  In addition, the Company utilizes its Federal Reserve Bank clearing account to manage both investment security purchases and maturities, as well as to fund maturities of retail and wholesale CD’s.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely.  The Company’s focus will be to continue to re-invest these liquid funds in longer-term, higher-yielding assets, such as loans and investment securities, when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

The balance of total securities increased $4,535, or 3.8%, as compared to year-end 2012.  The Company’s investment securities portfolio consists of GSE investment securities, U.S. Government agency (“Agency”) mortgage-backed securities and obligations of states and political subdivisions.  During the first quarter of 2013, the Company continued to experience increased cash flows from monthly principal repayments of its agency mortgage-backed securities.  The Company invested a portion of these excess funds into new long-term GSE securities, which increased $8,002 from year-end 2012.  The Company’s investment in new GSE securities increased diversification within the investment securities portfolio, which was comprised mostly of agency mortgage-backed securities, totaling 73.6% of total investment securities at March 31, 2013.

Typically, the primary advantage of agency mortgage-backed securities has been the increased cash flows  due to the more rapid monthly repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances at a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from agency mortgage-backed securities totaled $8,340 from January 1, 2013 through March 31, 2013.   As a result of increasing principal repayments and reinvestments into GSE securities, the Company’s agency mortgage-backed securities decreased $3,454, or 3.7%, from year-end 2012.

For the remainder of 2013, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first three months of 2013, total loan balances decreased from year-end 2012 by $7,014, or 1.3%.  Lower loan balances were mostly influenced by the commercial loan portfolio, which includes both commercial real estate and commercial and industrial loans.  While commercial loans were down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Commercial real estate, the Company’s largest segment of commercial loans, decreased $2,745, or 1.6%, from year-end 2012.  Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate loans were down largely from its owner-occupied portfolio during 2013, which decreased $2,726, or 2.6%, from year-end 2012.  This decrease was mostly due to a payoff totaling $1,063 on one owner-occupied commercial real estate loan.  Owner-occupied loans consist of nonfarm, nonresidential properties.  A commercial owner-occupied loan is a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property.  Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores.  Nonowner-occupied loans decreased $1,913, or 3.6%, from year-end 2012 in large part due to the larger loan payoffs of three nonowner-occupied loans totaling $2,109.  Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels and motels.  These loans are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Commercial construction loans, which increased $1,894, or 10.9%, from year-end 2012, are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements.

At March 31, 2013, the Company’s commercial and industrial loan portfolio was up from year-end 2012 by $946, or 1.7%.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Over half of the Company’s total commercial loan portfolio, including participation loans, consists of rental property loans (28.3% of portfolio), hotel and motel loans (6.9% of portfolio), government & education loans (6.3% of portfolio), church loans (5.4% of portfolio) and construction & remodeling loans (5.4% of portfolio).  At March 31, 2013, the primary market areas for the Company’s commercial loan originations, excluding loan participations, were in the areas of Gallia, Jackson and Pike counties of Ohio, which accounted for 78.5% of total originations.  The growing West Virginia markets also accounted for 19.3% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.

Lower loan balances during 2013 were also influenced by the Company’s total consumer loans, which decreased $2,745, or 2.7%, from year-end 2012.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $1,095, or 2.7%, from year-end 2012. The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 41.2% of total consumer loans at March 31, 2013. In recent years, growing economic factors have weakened the economy and have limited consumer spending.  The Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure. The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates. The decreasing trend of auto loan balances should continue during 2013.

The remaining consumer loan products not discussed above declined $1,650, or 2.8%, which included general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.

Generating residential real estate loans remains a significant focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first quarter of 2013, total residential real estate loan balances decreased $2,470, or 1.1%, from year-end 2012. The decrease was mostly from the Company’s fixed-rate loans, which declined $6,077, or 4.5%, from year-end 2012. Long-term interest rates continue to remain at historic low levels and have prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans in recent years. Originating long-term fixed-rate real estate loans at such low rates presents interest rate risk. Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its fixed-rate mortgage loans to the secondary market, which allowed its customers to take advantage of low rates.  The Company maintains its relationship with the customer by servicing the loan. The customer must qualify to take advantage of a secondary market loan based on various criteria which could limit volume growth.  The Company has experienced an increase in refinancing volume which has led to higher secondary market sales in 2013 versus 2012.  During the first three months of 2013, a total of 40 loans totaling $4,972 were sold, compared to 37 loans sold totaling $4,717 during the first three months of 2012.  The remaining real estate loan portfolio balances increased $3,607, or 4.0%.  This increase came primarily from the Company's other variable-rate loan products being offered to its customers as alternative financing options. A customer that may not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products. This has contributed to higher balances of five-year, adjustable-rate mortgages, which were up $6,184, or 18.3%, from year-end 2012.  The Company will continue to follow this secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

The well-documented housing market crisis and other disruptions within the economy have negatively impacted consumer spending, which has continued to limit the lending opportunities within the Company's market locations. Declines in the housing market since 2007, with falling home prices and increasing foreclosures and unemployment, have continued to result in significant write-downs of asset values by financial institutions. To combat this ongoing potential for loan loss, the Company will remain consistent in its approach to sound underwriting practices and a focus on asset quality. The Company anticipates continued challenges to its attempt to grow its loan portfolio in 2013.

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

During the first three months of 2013, the Company’s allowance for loan losses decreased $233, or 3.4%, to finish at $6,672 as compared to $6,905 at year-end 2012.  This decrease in reserves was largely due to a reduction in general allocations related to economic risk trends, lower net charge-offs and lower loan balances.  Management has focused on improving asset quality and lowering credit risk while working to maintain its relationships with its borrowers.  As part of the Company’s quarterly analysis of the allowance for loan losses, an improving trend has been identified within its economic risk allocation, which, among other things, accounts for unemployment rates and classified/criticized asset levels.  Since year-end 2012, unemployment rates within the Company’s lending markets have decreased, while classified and criticized asset balances have also decreased.  The Company has also continued to experience improving trends in lower loan losses associated with net charge-offs during the past 36 months, which have contributed to less required general allocations of the allowance for loan losses.  At March 31, 2013, the Company’s annualized ratio of net charge-offs to average loans decreased to 0.19%, as compared to 1.23% at March 31, 2012 and 2.65% at March 31, 2011, primarily within the commercial real estate loan portfolio. In addition, the Company’s total loan portfolio balance decreased $7,014 from year-end 2012, having a direct impact on lower general allocations of the allowance.  As a result, these factors contributed to a $238, or 5.0%, decrease in the Company’s total general allocation from year-end 2012.

The Company’s impaired loans decreased $482 from year-end 2012 in large part due to the payoff of one commercial real estate loan totaling $300 and a large principal paydown of $422 on another commercial real estate loan.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. At March 31, 2013, there was $2,112 in specific allocations reserved for expected losses of impaired loans as compared to $2,107 in reserves at year-end 2012.  Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.

The Company experienced a $504 increase in its nonperforming loans from year-end 2012, mostly from within residential and commercial real estate loan portfolios.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $4,489 at March 31, 2013, compared to $3,985 at year-end 2012.  As a result, the Company’s ratio of nonperforming loans to total loans increased from 0.71% at December 31, 2012 to 0.81% at March 31, 2013.  Conversely, the Company experienced a lower nonperforming assets to total assets ratio from year-end 2012, decreasing from 0.99% at December 31, 2012 to 0.94% at March 31, 2013.  This was largely due to a higher level of total assets at March 31, 2013, which increased $65,685, or 8.5%, from year-end 2012.  Approximately 77.6% of nonperforming assets is related to two commercial properties totaling $2,617 that was transferred into other real estate owned during the second quarter of 2008.  Both nonperforming loans and nonperforming assets at March 31, 2013 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

As a result of lower general allocations of the allowance benefited by improving economic trends, the ratio of the allowance for loan losses to total loans decreased to 1.21% at March 31, 2013, compared to 1.24% at December 31, 2012.  Management believes that the allowance for loan losses at March 31, 2013 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits increased $67,308, or 10.3%, to finish at $722,372 at March 31, 2013, resulting mostly from a net increase in the Company’s “core” deposit balances that included interest-bearing demand, savings and noninterest-bearing deposit balances.  The Bank focuses on core deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in NOW and savings accounts at March 31, 2013 than at December 31, 2012 and a lesser portion of deposits being held in brokered and retail time deposits at March 31, 2013 than at December 31, 2012.  Furthermore, the Company’s core noninterest-bearing demand accounts increased from year-end 2012.

Deposit growth came mostly from the Company’s interest-free funding source, noninterest-bearing demand deposits, increasing $73,181, or 52.5%, from year-end 2012.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first quarter of 2013.  The Company is one of a few institutions that provide ERC/ERD processing for a tax software provider.  During 2013, this software provider was successful in increasing the volume of its ERC/ERD transactions from the same period in 2012.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company’s business checking accounts should continue to normalize during the remainder of 2013.

Deposit growth also came from interest-bearing NOW account balances, which increased $12,136, or 11.4%, during the first three months of 2013 as compared to year-end 2012.  This growth was largely driven by public fund balances related to the collection of taxes by local municipalities and distributions to local school districts that maintain various deposit accounts (NOW accounts) within the Bank. These deposits from seasonal tax collections are short-term in nature and typically decrease in the second quarter.

Further enhancing deposit growth were the Company’s savings account balances, which increased $4,377, or 8.4%, from year-end 2012, coming primarily from the statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough for the customer to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.

Growth in the Company’s interest-bearing, core deposit balances was partially offset by a decrease in the Company’s money market accounts, which were down $5,992, or 4.1%, from year-end 2012.  The decrease came largely from the Company’s Market Watch product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.  As the terms of these special incentive offerings have ended, the interest rates have adjusted down to current market rates, which has resulted in the decrease in Market Watch balances.

Growth in total deposits was also partially offset by decreases in time deposits from year-end 2012.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 32.3% of total deposits December 31, 2012.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  As a result, time deposits represented 27.1% of total deposits at March 31, 2013.  During the first quarter of 2013, time deposits decreased $16,393, or 7.7%, from year-end 2012.  With loan balances down 1.3% from year-end 2012, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels, the Company has seen the cost of its retail CD balances continue to reprice downward to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $9,456 from year-end 2012.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $6,937 from year-end 2012.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth.  The Company will continue to emphasize growth in its core deposit relationships during the remainder of 2013.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes. During the first quarter of 2013, other borrowed funds increased $167, or 1.2%, from year-end 2012. With net loan demand continuing on a declining pace during 2013, management will consider the use of its retained deposit proceeds from the first quarter’s seasonal tax activity to repay FHLB borrowings, as necessary. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures

The Company received proceeds from the issuance of two trust preferred securities from September 7, 2000 totaling $5,000 at a fixed-rate of 10.6% and March 22, 2007 totaling $8,500 at a fixed-rate of 6.58%.  The $8,500 trust preferred security is now at an adjustable rate equal to the 3-month LIBOR plus 1.68%.  The Company does not report the securities issued by the trust as liabilities, but instead, reports as liabilities the subordinated debentures issued by the Company and held by the trust.  Given the current capital levels and interest cost savings, the Company redeemed the full amount of the $5,000 subordinated debenture on March 7, 2013, at a redemption price of 104.24% or $212. The redemption was funded by a capital distribution from the Bank.  The redemption supports the Company’s continued emphasis on lowering funding costs to strengthen the net interest margin as average earning assets continue to decline.  The Company anticipates an annual interest expense savings of $530, most of which will be recognized in 2013.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At March 31, 2013, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at March 31, 2013 of $78,554 increased $2,734, or 3.6%, as compared to the balance of $75,820 at December 31, 2012. Contributing most to this increase was year-to-date net income of $3,223, partially offset by cash dividends paid of $406, or $.10 per share.

Comparison of Results of Operations
for the Three Months Ended
March 31, 2013 and 2012

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2013 compared to the same period in 2012. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, repurchase agreements and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  For the first quarter of 2013, net interest income decreased $491, or 5.5%, as compared to the first quarter of 2012.  The quarterly decrease was largely due to a decline in lower average earning asset balances, primarily loans, which yielded less interest income.

Total interest and fee income earned on the Company’s earning assets decreased $1,185, or 11.1%, during the first quarter of 2013 as compared to the same period in 2012.  This drop in earnings came largely from the commercial loan portfolio.  The Company experienced lower average balances within the commercial loan portfolio during the first three months of 2013 versus the same period in 2012.  This change primarily came from significant charge-offs of underperforming commercial loans, as well as large payoffs of various commercial loans during those periods.  These lower loan balances have contributed to a $487, or 14.0%, decrease in commercial interest and fee revenue during the first quarter of 2013 versus the same period in 2012.  The Company’s average residential real estate loan portfolio decreased during the first three months of 2013 versus the same period in 2012.  The decreases in residential real estate loans has been largely the result of management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $337, or 9.6%, decrease in real estate interest and fee income during the three months ended March 31, 2013, as compared to the same period in 2012.  Lower earnings were also impacted by a decrease in consumer loan interest and fees of $337, or 9.6%, during the first three months of 2013 as compared to the same period in 2012.  Contributing to this was lower consumer loan average balances during 2013, primarily from auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.

Further contributing to lower interest and fee income was a decrease in yields earned on average earning assets during the first quarter of 2013 as compared to the same period in 2012.  The average yield on earning assets for the three months ended March 31, 2013 decreased 31 basis points to 4.95%, compared to 5.26% during the same period in 2012.  The decline in asset yields was impacted mostly by lower market rates.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $694, or 39.6%, during the first quarter of 2013 as compared to the same period in 2012 as a result of lower rates paid on interest-bearing liabilities.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2013 (as a continued lagging effect to the Federal Reserve action to drop short-term interest rates).  The Company also continues to experience a deposit composition shift from a higher level of average time deposits to an increasing level of average core deposit balances.  At March 31, 2013, the Company’s average time deposit balances, with a weighted average cost of 1.26%, decreased $40,070 as compared to the first quarter average of 2012.  This is compared to an average balance increase of $1,968 in the Company’s lower costing, core deposit balances, with a weighted average cost of 0.21% at March 31, 2013 as compared to the first quarter average of 2012.  As a result of decreases in the average market interest rates and the deposit composition shift to lower costing deposit balances, the Company’s total weighted average deposit costs have decreased 26 basis points from 0.76% at March 31, 2012 to 0.50% at March 31, 2013.

During the three months ended March 31, 2013, the decline in asset yields completely offset the decline in funding costs.  As a result, the Company’s net interest margin lowered to 4.40% during the first quarter of 2013, as compared to 4.41% during the first quarter of 2012.  The Company will continue to focus on re-deploying the Federal Reserve balances earning 0.25% into higher yielding instruments as opportunities arise. Earlier in 2012, the Federal Reserve announced it would maintain the current state of low interest rates through 2014 or longer to help boost the economy as its recovery has been short of expectations. However, further decreases in interest rates by the Federal Reserve would have a negative effect on the Company’s net interest income, as most of its deposit balances are perceived to be at or near their interest rate floors. The Company will also continue to face pressure on its net interest income and margin improvement unless loan balances begin to expand and become a larger component of overall earning assets.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

Provision expense decreased $1,285, as compared to the same period in 2012.  Provision expense decreased in large part due to a decrease in net charge-offs during the first quarter of 2013 as compared to the same period in 2012.  This was largely the result of commercial loan adjustments that occurred during the previous year’s first quarter.  In March 2012, the Company partially charged off $1,118 on various residential real estate and commercial real estate loans.  The partial charge-offs required a corresponding impairment charge to provision expense due to a continued deterioration of collateral values.

In addition to lower net charge-offs, provision expense was also impacted by a reduction in general allocations related primarily to economic risk trends.  These improving trends have placed less pressure on the economic risk allocation of the allowance for loans losses, resulting in lower provision expense charges during the first quarter of 2013.

Management believes that the allowance for loan losses was adequate at March 31, 2013 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.21% of total loans at March 31, 2013, as compared to 1.24% at December 31, 2012.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2013 was $3,940, an increase of $461, or 13.3%, from the same quarterly period in 2012.  The increase in noninterest revenue was largely due to the Company’s earnings from tax-free bank owned life insurance (“BOLI”) investments.  BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans.  During the first quarter of 2013, the Company received $1,249 in cash proceeds from the settlement of two BOLI policies, which yielded net BOLI proceeds of $452 that was recorded to income.  This contributed to a quarterly increase of $437, or 225.3%, in BOLI income as compared to the same quarterly period of 2012.  As a result of net BOLI proceeds being exempt from tax, the Company’s effective tax rate decreased from 29.9% at March 31, 2012 to 26.4% at March 31, 2013.

The successful growth in noninterest revenue was also impacted by increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the three months ended March 31, 2013, the Company’s ERC/ERD fees increased by $67, or 3.3%, as compared to the same quarterly period in 2012.  The increase was due to a volume increase in the number of ERC/ERD transactions that were processed during the first three months of 2013.  Management continues to be pleased with the significant contribution this revenue source made, accounting for 53.4% of total noninterest income during the first quarter of 2013.As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2013, with only minimal income expected during the second half of 2013.

Further improvements to noninterest revenue came from growth in debit and credit interchange income, which increased $57, or 14.4%, during the first quarter of 2013, as compared to the same period in 2012.  The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continue to increase from a year ago.  Beginning in the second half of 2010, the Company began offering incentive based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria. In addition, similar incentives were introduced to the Company's Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending. While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company's emphasis on growing and enhancing its customer relationships.

Noninterest revenue improvement was also driven by higher mortgage banking income affected by an increase in the volume of real estate loans sold to the secondary market in order to satisfy consumer demand.  The decision to sell long-term fixed-rate mortgages at lower rates also helps to minimize the interest rate risk exposure to rising rates. During the first quarter of 2013, the Company experienced an increase in mortgage banking income of $40, or 41.2%, as compared to the same period in 2012.

The increases in noninterest income mentioned above were partially offset by a decrease in the net gains of other real estate owned (“OREO”) properties, which was down $73, or 912.5%, during the first quarter of 2013, as compared to the same period in 2012.  Lower net gains on OREO was impacted mostly by a $43 net loss realized during the first quarter of 2013 on the sale of one piece of commercial real estate property classified as OREO.  The Company’s other noninterest income category was down $43, or 17.3%, during the first quarter of 2013, as compared to the same period in 2012, due mostly to gains recorded on the sale of land in Jackson, Ohio during the first quarter of 2012.  The Company also experienced less income from service charges on deposit accounts, which decreased $26, or 5.8%, during the first quarter of 2013, as compared to the same period in 2012.  This decrease was in large part due to lower overdraft fees.

Noninterest Expense

Noninterest expense during the first quarter of 2013 increased $616, or 8.4%, as compared to the same period in 2012.  Contributing to the growth in net overhead expense were higher salaries and employee benefits, foreclosed asset costs and a one-time trust preferred security redemption fee.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $171, or 4.0%, during the first quarter of 2013, as compared to the same period in 2012.  The increase was largely due to annual merit increases and higher retirement benefit costs.

Further impacting noninterest expense was a $212 fee to redeem one of the Company’s trust preferred securities during the first quarter of 2013.  On September 7, 2000, the Company received proceeds from the issuance of a $5,000 trust preferred security at a 10.6% fixed-rate.  The Company issued a subordinated debenture to the trust in exchange for the proceeds of the offering.  Given the current capital levels and potential for interest expense savings, the Company redeemed the full amount of the $5,000 subordinated debenture on March 7, 2013.  The Company anticipates an annual interest expense savings of $530, most of which will be recognized in 2013.

Also contributing to additional noninterest expense during the first quarter of 2013 were foreclosed asset costs, which totaled $295 during the first quarter of 2013, compared to $110 during the first quarter of 2012. The increase was related to various commercial real estate properties. Foreclosure expenses include the taxes and general maintenance costs related to the properties.

Partially offsetting the impact of overhead expense increases during the first quarter of 2013 was a $147, or 50.5%, decrease in FDIC premium expense as compared to the first quarter of 2012. Beginning April 1, 2011, the assessment base for deposit insurance premiums changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules changed. The new assessment method has afforded the Company lower net premium assessments. While the Company has benefited from these changes in calculation methods, continued declines in the Deposit Insurance Fund could result in the FDIC imposing assessments in the future, which could adversely affect the Company's capital levels and earnings.

The net change in the remaining noninterest expense categories increased $195, or 7.3%, during the first quarter of 2013, as compared to the same period in 2012.  This includes general increases in various overhead categories such as incentive costs on customer relationship accounts, supplies, postage, and cosnsulting fees.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  However,  revenue levels were negatively affected by lower net interest income due to decreasing average earning assets combined with higher overhead expenses. As a result, overhead expense for 2013 has outpaced revenue levels, causing the year-to-date efficiency ratio to worsen from the prior period. The efficiency ratio during the first quarter of 2013 increased to 63.7% from 58.7% during the first quarter of 2012.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

	Company Ratios
	3/31/13	12/31/12	Regulatory Minimum
Tier 1 risk-based capital	15.8%	16.0%	4.00%
Total risk-based capital ratio	17.1%	17.2%	8.00%
Leverage ratio	10.1%	10.9%	4.00%

Cash dividends paid of $406 during the first three months of 2013 represent a 52.0% decrease compared to the cash dividends paid during the same period in 2012.  The quarterly dividend rate in 2013 was $0.10 per share, down from $0.21 per share paid in 2012.  The Company declared and paid in December 2012 a $0.21 per share dividend that normally would have been paid during the first quarter of 2013, as a result of potential changes in tax rates affecting shareholders in 2013.  The Company proceeded to pay a “special” $0.10 per share dividend during the first quarter of 2013 due to the Company’s stable capital position and financial performance.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $214,887, represented 25.7% of total assets at March 31, 2013. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2013, the Bank could borrow an additional $173,155 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2013, this line had total availability of $40,771. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2012 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2013 Percentage Change in Net Interest Income	December 31, 2012 Percentage Change in Net Interest Income
+300	4.02%	(3.20%)
+200	2.92%	(1.87%)
+100	1.60%	(.80%)
-100	(2.97%)	(2.32%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At March 31, 2013, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  This is a change from the liability sensitive position at year end.  Contributing to the change in interest rate risk profile was the significant increase in liquidity due to tax refund processing.  The additional liquidity is maintained in our account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the balances associated with tax refund processing are seasonal, management expects a portion of the balances maintained at the Federal Reserve to decline in subsequent quarters, which will reduce or eliminate our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  The current interest rate risk profile reflects minimal exposure to interest rate changes and is within ranges established by management.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 18, 2013 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2013.

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2013.

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

OHIO VALLEY BANC CORP.
Date:	May 10, 2013	By:	/s/ Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 10, 2013	By:	/s/ Scott W. Shockey
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