Form 10-Q
period 2013-06-30
OHIO VALLEY BANC CORP
filed 2013-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of common shares of the registrant outstanding as of July 31, 2013 was 4,062,204.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$8,817	$10,617
Interest-bearing deposits with banks	31,157	35,034
Total cash and cash equivalents	39,974	45,651

Securities available for sale	89,949	94,965
Securities held to maturity (estimated fair value: 2013 - $23,920; 2012 - $24,624)	23,746	23,511
Federal Home Loan Bank and Federal Reserve Bank stock	7,776	6,281

Total loans	551,445	558,288
Less: Allowance for loan losses	(6,468)	(6,905)
Net loans	544,977	551,383

Premises and equipment, net	8,438	8,680
Other real estate owned	2,925	3,667
Accrued interest receivable	2,044	2,057
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	24,650	25,056
Other assets	6,366	6,705
Total assets	$752,112	$769,223

LIABILITIES
Noninterest-bearing deposits	$144,476	$139,526
Interest-bearing deposits	490,081	515,538
Total deposits	634,557	655,064

Other borrowed funds	19,764	14,285
Subordinated debentures	8,500	13,500
Accrued liabilities	11,150	10,554
Total liabilities	673,971	693,403

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,721,943 shares issued)	4,722	4,722
Additional paid-in capital	34,109	34,109
Retained earnings	55,000	51,094
Accumulated other comprehensive income	22	1,607
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	78,141	75,820
Total liabilities and shareholders’ equity	$752,112	$769,223

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest and dividend income:
Loans, including fees	$8,169	$8,933	$17,086	$18,897
Securities
Taxable	315	446	615	872
Tax exempt	145	148	289	293
Dividends	81	67	148	138
Other Interest	54	63	106	122
	8,764	9,657	18,244	20,322
Interest expense:
Deposits	789	1,302	1,628	2,676
Other borrowed funds	92	123	173	248
Subordinated debentures	42	179	181	433
	923	1,604	1,982	3,357
Net interest income	7,841	8,053	16,262	16,965
Provision for loan losses	(189)	524	(158)	1,840
Net interest income after provision for loan losses	8,030	7,529	16,420	15,125

Noninterest income:
Service charges on deposit accounts	444	460	868	910
Trust fees	51	51	102	100
Income from bank owned life insurance and annuity assets	172	200	803	394
Mortgage banking income	109	135	246	232
Electronic refund check / deposit fees	406	226	2,511	2,264
Debit / credit card interchange income	493	421	945	816
Gain (loss) on other real estate owned	25	143	(40)	151
Other	265	338	470	586
	1,965	1,974	5,905	5,453
Noninterest expense:
Salaries and employee benefits	4,367	4,185	8,806	8,453
Occupancy	387	383	781	785
Furniture and equipment	208	235	434	472
FDIC insurance	117	275	261	566
Data processing	281	229	562	508
Foreclosed assets	44	65	339	175
Other	1,913	1,790	4,082	3,535
	7,317	7,162	15,265	14,494

Income before income taxes	2,678	2,341	7,060	6,084
Provision for income taxes	736	622	1,895	1,743

NET INCOME	$1,942	$1,719	$5,165	$4,341

Earnings per share	$.48	$.43	$1.27	$1.08

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net Income	$1,942	$1,719	$5,165	$4,341

Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	(2,275)	486	(2,401)	644
Related tax (expense) benefit	773	(165)	816	(219)
Total other comprehensive income (loss), net of tax	(1,502)	321	(1,585)	425

Total comprehensive income	$440	$2,040	$3,580	$4,766

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Balance at beginning of period	$78,554	$73,779	$75,820	$71,843

Net income	1,942	1,719	5,165	4,341
Other comprehensive income (loss), net of tax	(1,502)	321	(1,585)	425
Proceeds from issuance of common stock through dividend reinvestment plan	----	----	----	55

Cash dividends	(853)	(1,008)	(1,259)	(1,853)

Balance at end of period	$78,141	$74,811	$78,141	$74,811

Cash dividends per share	$.21	$.25	$.31	$.46

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2013	2012

Net cash provided by operating activities:	$7,212	$6,116

Investing activities:
Proceeds from maturities of securities available for sale	14,893	17,755
Purchases of securities available for sale	(13,089)	(25,814)
Proceeds from maturities of securities held to maturity	467	989
Purchases of securities held to maturity	(735)	(2,435)
Purchase of Federal Reserve Bank stock	(1,495)	----
Net change in loans	6,345	32,242
Proceeds from sale of other real estate owned	922	1,450
Purchases of premises and equipment	(159)	(227)
Purchases of bank owned life insurance	----	(1,271)
Proceeds from bank owned life insurance	1,249	----
Net cash provided by investing activities	8,398	22,689

Financing activities:
Change in deposits	(20,507)	(4,707)
Proceeds from common stock through dividend reinvestment plan	----	55
Cash dividends	(1,259)	(1,853)
Repayment of subordinated debentures	(5,000)	----
Proceeds from Federal Home Loan Bank borrowings	5,853	500
Repayment of Federal Home Loan Bank borrowings	(377)	(407)
Change in other short-term borrowings	3	(300)
Net cash provided by financing activities	(21,287)	(6,712)

Change in cash and cash equivalents	(5,677)	22,093
Cash and cash equivalents at beginning of period	45,651	51,630
Cash and cash equivalents at end of period	$39,974	$73,723

Supplemental disclosure:

Cash paid for interest	$2,273	$3,530
Cash paid for income taxes	1,920	2,790
Transfers from loans to other real estate owned	219	335
Other real estate owned sales financed by the Bank	256	930

See accompanying notes to consolidated financial statements

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2013, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2013.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2012 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,062,204 and 4,029,439 for the three months ended June 30, 2013 and 2012, respectively.  Weighted average common shares outstanding were 4,062,204 and 4,028,694 for the six months ended June 30, 2013 and 2012, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with management’s own assumptions of fair value based on factors that include recent market data or industry-wide statistics.  On an as-needed basis, the Company reviews the fair value of collateral, taking into consideration current market data, as well as all selling costs that typically approximate 10%.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,788	----
Agency mortgage-backed securities, residential	----	81,161	----

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$1,012	----
Agency mortgage-backed securities, residential	----	93,953	----

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial	----	----	$3,282

Other real estate owned:
Commercial and industrial	----	----	982

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned:
Commercial real estate:
Construction	----	----	$1,562
Commercial and industrial	----	----	1,055

At June 30, 2013, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $4,160, with a corresponding valuation allowance of $878.  This caused an increase in impairment reserves of $878 during both the three and six months ended June 30, 2013, with no additional charge-offs recognized.  At December 31, 2012, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,979, with a corresponding valuation of $1,979.  A net increase of $2,479 in fair value was recognized for partial charge-offs of loans and impairment reserves on loans during the year ended December 31, 2012.

Other real estate owned that was measured at fair value less costs to sell at June 30, 2013 had a net carrying amount of $982, which is made up of the outstanding balance of $1,997, net of a valuation allowance of $1,015 at June 30, 2013, which resulted in a corresponding write-down of $73 during both the three and six months ended June 30, 2013.  Other real estate owned that was measured at fair value less costs to sell at December 31, 2012 had a net carrying amount of $2,617, which is made up of the outstanding balance of $4,214, net of a valuation allowance of $1,597 at December 31, 2012, which resulted in a corresponding write-down of $331 for the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

June 30, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial and industrial	$3,282	Sales approach	Adjustment to comparables	From 10% to 80%	35%

Other real estate owned:
Commercial and industrial	982	Sales approach	Adjustment to comparables	10%	10%

December 31, 2012	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Other real estate owned:
Commercial real estate:
Construction	$1,562	Sales approach	Adjustment to comparables	15%	15%

Commercial and industrial	1,055	Sales approach	Adjustment to comparables	15%	15%

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 are as follows:

Fair Value Measurements at June 30, 2013 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$39,974	$39,974	$	----	$	----	$39,974
Securities available for sale	89,949	----		89,949		----	89,949
Securities held to maturity	23,746	----		11,172		12,748	23,920
Federal Home Loan Bank and
Federal Reserve Bank stock	7,776	N/A		N/A		N/A	N/A
Loans, net	544,977	----		----		548,093	548,093
Accrued interest receivable	2,044	----		304		1,740	2,044

Financial liabilities:
Deposits	634,557	144,116		491,413		----	635,529
Other borrowed funds	19,764	----		19,131		----	19,131
Subordinated debentures	8,500	----		4,892		----	4,892
Accrued interest payable	1,086	3		1,083		----	1,086

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$45,651	$45,651	$	----	$	----	$45,651
Securities available for sale	94,965	----		94,965		----	94,965
Securities held to maturity	23,511	----		11,569		13,055	24,624
Federal Home Loan Bank stock	6,281	N/A		N/A		N/A	N/A
Loans, net	551,383	----		----		564,059	564,059
Accrued interest receivable	2,057	----		283		1,774	2,057

Financial liabilities:
Deposits	655,064	139,526		517,680		----	657,206
Other borrowed funds	14,285	----		14,536		----	14,536
Subordinated debentures	13,500	----		10,146		----	10,146
Accrued interest payable	1,377	2		1,375		----	1,377

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

Federal Home Loan Bank and Federal Reserve Bank stock: It is not practical to determine the fair value of both Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at June 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
June 30, 2013
U.S. Government sponsored entity securities	$9,031	$	----		$(243)	$8,788
Agency mortgage-backed securities, residential	80,884		1,109		(832)	81,161
Total securities	$89,915		$1,109		$(1,075)	$89,949

December 31, 2012
U.S. Government sponsored entity securities	$1,009		$3	$	----	$1,012
Agency mortgage-backed securities, residential	91,521		2,432		----	93,953
Total securities	$92,530		$2,435	$	----	$94,965

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2013
Obligations of states and political subdivisions	$23,732	$599	$(425)	$23,906
Agency mortgage-backed securities, residential	14	----	----	14
Total securities	$23,746	$599	$(425)	$23,920

December 31, 2012
Obligations of states and political subdivisions	$23,494	$1,178	$(65)	$24,607
Agency mortgage-backed securities, residential	17	----	----	17
Total securities	$23,511	$1,178	$(65)	$24,624

The amortized cost and estimated fair value of the securities portfolio at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost		Estimated Fair Value

Due in one year or less	$	----	$	----	$	----	$	----
Due in over one to five years		9,031		8,788		6,322		6,625
Due in over five to ten years		----		----		9,425		9,353
Due after ten years		----		----		7,985		7,928
Agency mortgage-backed securities, residential		80,884		81,161		14		14
Total debt securities		$89,915		$89,949		$23,746		$23,920

The following table summarizes the investment securities with unrealized losses at June 30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,780	$(243)	$	----	$	----	$7,780	$(243)
Agency mortgage-backed
securities, residential	36,815	(832)		----		----	36,815	(832)
Total available for sale	$44,595	$(1,075)	$	----	$	----	$44,595	$(1,075)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$8,427	$(404)	$242	$(21)	$8,669	$(425)
Total held to maturity	$8,427	$(404)	$242	$(21)	$8,669	$(425)

Less Than 12 Months	12 Months or More	Total
December 31, 2012	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$2,018	$(63)	$260	$(2)	$2,278	$(65)
Total held to maturity	$2,018	$(63)	$260	$(2)	$2,278	$(65)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2013 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2013	2012
Residential real estate	$220,290	$226,022
Commercial real estate:
Owner-occupied	99,232	104,842
Nonowner-occupied	53,759	52,792
Construction	21,308	17,376
Commercial and industrial	58,299	57,239
Consumer:
Automobile	40,104	41,168
Home equity	18,223	18,332
Other	40,230	40,517
	551,445	558,288
Less: Allowance for loan losses	6,468	6,905

Loans, net	$544,977	$551,383

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

June 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,314	$3,744	$761	$853	$6,672
Provision for loan losses	(182)	(715)	565	143	(189)
Loans charged off	(100)	----	----	(284)	(384)
Recoveries	160	5	16	188	369
Total ending allowance balance	$1,192	$3,034	$1,342	$900	$6,468

June 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,491	$3,423	$623	$1,310	$6,847
Provision for loan losses	18	1,004	(319)	(179)	524
Loans charged-off	(85)	(62)	----	(298)	(445)
Recoveries	19	4	349	229	601
Total ending allowance balance	$1,443	$4,369	$653	$1,062	$7,527

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012:

June 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,329	$3,946	$783	$847	$6,905
Provision for loan losses	145	(1,193)	532	358	(158)
Loans charged off	(457)	(2)	----	(721)	(1,180)
Recoveries	175	283	27	416	901
Total ending allowance balance	$1,192	$3,034	$1,342	$900	$6,468

June 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,730	$3,623	$636	$1,355	$7,344
Provision for loan losses	295	1,896	(407)	56	1,840
Loans charged-off	(678)	(1,158)	(70)	(817)	(2,723)
Recoveries	96	8	494	468	1,066
Total ending allowance balance	$1,443	$4,369	$653	$1,062	$7,527

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012:

June 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$123	$1,476	$878	$	----	$2,477
Collectively evaluated for impairment	1,069	1,558	464		900	3,991
Total ending allowance balance	$1,192	$3,034	$1,342		$900	$6,468

Loans:
Loans individually evaluated for impairment	$916	$10,968	$3,518	$	----	$15,402
Loans collectively evaluated for impairment	219,374	163,331	54,781		98,557	536,043
Total ending loans balance	$220,290	$174,299	$58,299		$98,557	$551,445

December 31, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$128	$1,979	$	----	$	----	$2,107
Collectively evaluated for impairment	1,201	1,967		783		847	4,798
Total ending allowance balance	$1,329	$3,946		$783		$847	$6,905

Loans:
Loans individually evaluated for impairment	$827	$16,354	$	----		$220	$17,401
Loans collectively evaluated for impairment	225,195	158,656		57,239		99,797	540,887
Total ending loans balance	$226,022	$175,010		$57,239		$100,017	$558,288

The following table presents information related to loans individually evaluated for impairment by class of loans:

Six months ended June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$490	$490	$	----	$481	$13	$13
Commercial real estate:
Owner-occupied	1,485	1,483		----	1,362	22	22
Nonowner-occupied	6,849	6,049		----	6,717	186	186
Commercial and industrial	2,376	2,376		----	792	23	23
With an allowance recorded:
Residential real estate	426	426		123	424	8	8
Commercial real estate:
Nonowner-occupied	3,436	3,436		1,476	3,450	53	53
Commercial and industrial	1,142	1,142		878	381	45	45
Total	$16,204	$15,402		$2,477	$13,607	$350	$350

Six months ended June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$1,174	$1,034	$	----	$886	$18	$13
Commercial real estate:
Owner-occupied	7,410	7,159		----	5,631	264	244
Nonowner-occupied	1,790	889		----	934	24	23
Construction	675	395		----	488	6	6
Consumer:
Automobile	22	22		----	15	1	1
Home equity	220	220		----	147	5	5
With an allowance recorded:
Residential real estate	420	420		128	420	17	13
Commercial real estate:
Owner-occupied	3,614	3,614		1,207	3,529	77	69
Nonowner-occupied	1,298	1,047		638	1,198	18	17
Total	$16,623	$14,800		$1,973	$13,248	$430	$391

Year ended December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$619	$407	$	----	$493	$	----	$	----
Commercial real estate:
Owner-occupied	5,528	5,528		----	4,729		338		338
Nonowner-occupied	10,085	8,847		----	4,767		456		456
Commercial and industrial	426	----		----	----		----		----
Consumer:
Home equity	220	220		----	176		9		9
With an allowance recorded:
Residential real estate	420	420		128	420		23		23
Commercial real estate:
Nonowner-occupied	1,979	1,979		1,979	1,132		38		38
Total	$19,277	$17,401		$2,107	$11,717		$864		$864

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees, as these amounts are immaterial.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

June 30, 2013	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$381	$2,632
Commercial real estate:
Owner-occupied	----	1,085
Nonowner-occupied	----	52
Consumer:
Automobile	8	4
Home equity	58	----
Other	1	3
Total	$448	$3,776

December 31, 2012	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$341	$2,533
Commercial real estate:
Owner-occupied	----	675
Nonowner-occupied	----	352
Consumer:
Automobile	11	4
Home equity	----	62
Other	7	----
Total	$359	$3,626

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the aging of the recorded investment of past due loans by class of loans:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,420	$1,179	$3,003	$8,602	$211,688	$220,290
Commercial real estate:
Owner-occupied	38	----	1,085	1,123	98,109	99,232
Nonowner-occupied	----	----	52	52	53,707	53,759
Construction	----	----	----	----	21,308	21,308
Commercial and industrial	61	----	----	61	58,238	58,299
Consumer:
Automobile	540	139	9	688	39,416	40,104
Home equity	116	33	58	207	18,016	18,223
Other	491	61	4	556	39,674	40,230
Total	$5,666	$1,412	$4,211	$11,289	$540,156	$551,445

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,525	$1,033	$2,797	$9,355	$216,667	$226,022
Commercial real estate:
Owner-occupied	753	111	675	1,539	103,303	104,842
Nonowner-occupied	----	----	352	352	52,440	52,792
Construction	----	----	----	----	17,376	17,376
Commercial and industrial	202	----	----	202	57,037	57,239
Consumer:
Automobile	905	138	13	1,056	40,112	41,168
Home equity	112	37	62	211	18,121	18,332
Other	1,066	162	7	1,235	39,282	40,517
Total	$8,563	$1,481	$3,906	$13,950	$544,338	$558,288

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

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2013 and December 31, 2012:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
June 30, 2013
Residential real estate
Interest only payments	$249	$	----	$249
Rate reduction	----		426	426
Commercial real estate:
Owner-occupied
Interest only payments	----		580	580
Rate reduction	----		262	262
Maturity extension at lower stated rate than market rate	176		----	176
Nonowner-occupied
Interest only payments	8,825		----	8,825
Reduction of principal and interest payments	660		----	660
Total TDR’s	$9,910		$1,268	$11,178

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
December 31, 2012
Residential real estate
Interest only payments	$	----	$180	$180
Rate reduction		420	----	420
Commercial real estate:
Owner-occupied
Interest only payments		----	675	675
Rate reduction		440	----	440
Maturity extension at lower stated rate than market rate		191	----	191
Reduction of principal and interest payments		4,222	----	4,222
Nonowner-occupied
Interest only payments		9,856	300	10,156
Reduction of principal and interest payments		670	----	670
Total TDR’s		$15,799	$1,155	$16,954

During the three and six months ended June 30, 2013, the TDR’s described above decreased the provision expense and the allowance for loan losses by $513 and $233, respectively, with no corresponding charge-offs.  This was largely due to a $503 reduction in specific reserves on a commercial real estate loan based on an updated impairment analysis of collateral during the second quarter of 2013.  This decrease in reserves was partially offset by a $275 recovery during the first quarter of 2013 on a previously charged-off commercial real estate loan that had been classified as a TDR at December 31, 2012.  During the year ended December 31, 2012, the TDR’s described above increased the allowance for loan losses by $2,169, resulting in charge-offs of $536.
At June 30, 2013, the balance in TDR loans decreased $5,776, or 34.1%, from year-end 2012.  The decrease was largely due to the removal of one commercial real estate loan from TDR status during the second quarter of 2013.  This previously reported TDR loan, for which there was no principal forgiveness, totaled $4,222 at December 31, 2012.  The loan paid as agreed under the modified terms through maturity in April, 2013.  During the three months ended June 30, 2013, the Bank re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk.  Management expects  the borrower will continue to perform under  the re-modified terms based on the borrower’s past history of performance and the overall cash flows of the borrower. Based on the terms of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status at June 30, 2013 and is no longer evaluated individually for impairment. During the three and six months ended June 30, 2013 and 2012, no other loans were removed from TDR status as a result of a re-modification. Further reducing the TDR balance from year-end 2012 were principal payments of $995 received on one commercial real estate loan during the first half of 2013 and a $300 payoff of another commercial real estate loan during the first quarter of 2013. At June 30, 2013 and December 31, 2012, a total of 89% and 93% of the Company’s TDR’s were performing according to their modified terms, respectively. The Company allocated $1,599 and $2,107 in reserves to customers whose loan terms have been modified in TDR’s as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the Company had $724 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $109 at December 31, 2012.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the six months ended June 30, 2013 and 2012:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2013	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate
Interest only payments	$249	$249	$	----	$	----
Total TDR’s	$249	$249	$	----	$	----

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2012	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$4,308	$4,308	$	----	$	----
Total TDR’s	$4,308	$4,308	$	----	$	----

As of June 30, 2013, all of the Company’s loans that were restructured during the six months ended June 30, 2013 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at June 30, 2013 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the six months ended June 30, 2013 had no impact on the allowance for loan losses or charge-offs during those six months.  As of June, 2013, the Company had no allocation of reserves to customers whose loan terms have been modified during the first six months of 2013.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

June 30, 2013	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$88,357	$7,981	$2,894	$99,232
Nonowner-occupied	43,530	601	9,628	53,759
Construction	20,273	----	1,035	21,308
Commercial and industrial	53,539	557	4,203	58,299
Total	$205,699	$9,139	$17,760	$232,598

December 31, 2012	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$87,614	$14,057	$3,171	$104,842
Nonowner-occupied	39,627	2,171	10,994	52,792
Construction	16,276	----	1,100	17,376
Commercial and industrial	47,226	4,793	5,220	57,239
Total	$190,743	$21,021	$20,485	$232,249

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. Nonperforming loans are defined as loans that are past due 90 days and still accruing or loans that have been placed on nonaccrual.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2013 and December 31, 2012:

June 30, 2013	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$40,092	$18,165	$40,226	$217,277	$315,760
Nonperforming	12	58	4	3,013	3,087
Total	$40,104	$18,223	$40,230	$220,290	$318,847

December 31, 2012	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$41,153	$18,270	$40,510	$223,148	$323,081
Nonperforming	15	62	7	2,874	2,958
Total	$41,168	$18,332	$40,517	$226,022	$326,039

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.14% of total loans were unsecured at June 30, 2013, up from 4.87% at December 31, 2012.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2013, the contract amounts of these instruments totaled approximately $67,957, compared to $56,448 at December 31, 2012.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2013 and December 31, 2012 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2013	$16,235	$3,529	$19,764
December 31, 2012	$10,759	$3,526	$14,285

Pursuant to collateral agreements with the FHLB, advances are secured by $202,309 in qualifying mortgage loans, $90,656 in commercial loans and $6,281 in FHLB stock at June 30, 2013.  Fixed-rate FHLB advances of $16,235 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.23%.  There were no variable-rate FHLB borrowings at June 30, 2013.

At June 30, 2013, the Company had a cash management line of credit enabling it to borrow up to $95,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $95,000 available on this line of credit at June 30, 2013.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $213,753 at June 30, 2013.  Of this maximum borrowing capacity, the Company had $172,519 available to use as additional borrowings, of which $95,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At June 30, 2013, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $25,000 at June 30, 2013 and $14,200 at December 31, 2012.

Scheduled principal payments as of June 30, 2013:

	FHLB Borrowings	Promissory Notes	Totals

2013	$1,096	$1,743	$2,839
2014	1,398	1,786	3,184
2015	1,307	----	1,307
2016	1,228	----	1,228
2017	1,161	----	1,161
Thereafter	10,045	----	10,045
	$16,235	$3,529	$19,764

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 89.1% and 90.1% of total consolidated revenues for the quarters ended June 30, 2013 and 2012, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

	Three Months Ended June 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$7,198	$643	$7,841
Provision expense	$(200)	$11	$(189)
Noninterest income	$1,792	$173	$1,965
Noninterest expense	$6,706	$611	$7,317
Tax expense	$671	$65	$736
Net income	$1,813	$129	$1,942
Assets	$738,236	$13,876	$752,112

	Three Months Ended June 30, 2012
	Banking	Consumer Finance	Total Company

Net interest income	$7,426	$627	$8,053
Provision expense	$576	$(52)	$524
Noninterest income	$1,823	$151	$1,974
Noninterest expense	$6,588	$574	$7,162
Tax expense	$536	$86	$622
Net income	$1,549	$170	$1,719
Assets	$787,885	$13,487	$801,372

	Six Months Ended June 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$14,347	$1,915	$16,262
Provision expense	$(265)	$107	$(158)
Noninterest income	$5,285	$620	$5,905
Noninterest expense	$14,002	$1,263	$15,265
Tax expense	$1,501	$394	$1,895
Net income	$4,394	$771	$5,165
Assets	$738,236	$13,876	$752,112

	Six Months Ended June 30, 2012
	Banking	Consumer Finance	Total Company

Net interest income	$15,083	$1,882	$16,965
Provision expense	$1,787	$53	$1,840
Noninterest income	$4,888	$565	$5,453
Noninterest expense	$13,315	$1,179	$14,494
Tax expense	$1,332	$411	$1,743
Net income	$3,537	$804	$4,341
Assets	$787,885	$13,487	$801,372

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended June 30, 2013, the Company’s net income increased by $223, or 13.0%, as compared to the same period in 2012, to finish at $1,942.  Earnings per share for the second quarter of 2013 also increased by $.05, or 11.6%, compared to the same period in 2012, to finish at $.48 per share.  For the six months ended June 30, 2013, net income increased by $824, or 19.0%, to finish at $5,165, compared to the same period in 2012.  Earnings per share for the first six months of 2013 also increased by $.19, or 17.6%, compared to the same period in 2012, to finish at $1.27 per share.  The annualized net income to average asset ratio, or return on assets (ROA), improved to 1.28% at June 30, 2013, as compared to 1.03% at June 30, 2012.  The Company’s net income to average equity ratio, or return on equity (ROE), improved to 13.45% at June 30, 2013, as compared to 11.97% at June 30, 2012.

The largest contributor to the Company’s growth in net income was lower provision expense during both the three and six months ended June 30, 2013, decreasing $713 and $1,998, respectively, compared to the same periods in 2012. The decreases in provision expense were impacted mostly by lower levels of net charge-offs and decreasing nonperforming loans. During the three months ended June 30, 2013, net charge-offs were reduced to $15, an increase of $171 from the same period in 2012, due to higher recoveries during the second quarter of 2012. During the six months ended June 30, 2103, net charge-offs totaled $279, a decrease of $1,378 from the same period in 2012. The ratio of nonperforming loans to total loans was 0.77% at June 30, 2013 compared to 0.95% at June 30, 2012. With the continued improvement in asset quality trends, the historical loan loss factors that impact the general allocations of the allowance for loan losses have decreased. As a result, these required general reserves have decreased, which led to negative provision for both the three and six months ended June 30, 2013.

Further impacting the net income results were changes in the Company’s noninterest income during 2013.   Noninterest income finished comparably at $1,965 during the three months ended June 30, 2013, as compared to $1,974 during the same period in 2012, while improving to $5,905 during the six months ended June 30, 2013, an increase of $452 when compared to the same period in 2012.  Noninterest income has been largely impacted by net life insurance proceeds, as well as increased transaction volume related to the Company’s ERC/ERD fees and debit and credit card interchange income.  Bank owned life insurance proceeds of $452 were collected in the first quarter of 2013 in conjunction with the Company’s investment in various benefit plans for its directors and key employees.  Also, during the three and six months ended June 30, 2013, ERC/ERD fees increased $180 and $247, respectively, from the same periods in 2012, due to an increase in the number of tax refund items processed.  Management has been pleased with the significant contribution from this revenue source, which has accounted for over 42 percent of the Company’s noninterest income for the first half of 2013.  Further contributing to revenue growth was the increase in interchange fees earned on debit and credit card transactions.  By continuing to offer incentives to customers to utilize the bank’s debit and credit card for purchases, interchange income increased $72 and $129 during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

Partially offsetting the benefits of lower provision expense and higher noninterest income during 2013 was lower net interest income combined with higher noninterest expenses.  The Company’s net interest income during the three and six months ended June 30, 2013 decreased $212 and $703, respectively, as compared to the same periods in 2012.  The decreases were impacted mostly from lower average earning assets of $761,633 at June 30, 2013 as compared to $798,212 at June 30, 2012, largely from loans.  The decline in loan balances was reflective of the continued stagnant economic environment, which has reduced the amount of lending opportunities within the Company’s market areas.

The Company’s noninterest expenses during the three and six months ended June 30, 2013 increased $155 and $771, respectively, as compared to the same periods in 2012.  Higher noninterest expense was impacted by increases in salaries and employee benefits of $182 and $353 during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increases were largely due to annual merit increases and retirement benefit costs.  Noninterest expense was also impacted by fluctuations in foreclosed asset costs, which were down $21 during the three months ended June 30, 2013, but increased $164 during the six months ended June 30, 2013, as compared to the same periods in 2012.  Foreclosed asset costs are related to the liquidation of real estate assets in process of foreclosure.  Further impacting noninterest expense was a fee of $212 associated with the redemption of $5,000 in trust preferred securities classified as subordinated debentures in March 2013.  While this contributed to the growth in overhead expenses during the six months ended June 30, 2013, the $5,000 redemption in trust preferred securities is anticipated to have a favorable impact on future earnings due to the elimination of $530 in annual interest expense.

The consolidated total assets of the Company decreased $17,111, or 2.2%, during the first six months of 2013 as compared to year-end 2012, to finish at $752,112. This change in assets was due to a decrease in the Company’s earning assets of $14,006 from year-end 2012, mostly from lower loans and investment securities. The first half of 2013 saw the Company’s loan portfolio decrease $6,843, or 1.2%, from year-end 2012. This change in loan balances came primarily from the residential real estate loan portfolio, which decreased $5,732, or 2.5%, from year-end 2012, largely due to a decline in loan demand of long-term, fixed-rate mortgages. Further impacting the Company’s loan portfolio were consumer loans, which decreased $1,460 from year-end 2012, largely due to lower auto loan balances. The Company’s total commercial loan portfolio, which includes commercial real estate and commercial and industrial loan balances, remained relatively stable, finishing at $232,598 at June 30, 2013, as compared to $232,249 at year-end 2012.

The Company’s investment securities also decreased $4,781, or 4.0%, during the first half of 2013 as compared to year-end 2012.  This change was impacted mostly by a $12,795, or 13.6%, decrease in the Company’s U.S. Government agency (“Agency”) mortgage-backed securities portfolio, which continue to experience increased cash flows from monthly principal repayments.  A portion of the mortgage-backed security proceeds were used to invest in new, long-term U.S. Government sponsored entity (“GSE”) securities, which increased $7,776 from year-end 2012, providing added diversification within the Company’s investment securities portfolio at June 30, 2013.

Further impacting lower assets was the Company’s interest-bearing deposits with banks, which decreased $3,877 from year-end 2012, largely from short-term investments in the Company’s Federal Reserve Bank clearing account.  During the first quarter of 2013, the Company experienced an increase in tax refund volume related to its ERC/ERD business.  These short-term tax refunds, facilitating through several of the Company’s noninterest-bearing checking accounts, were invested in its Federal Reserve Bank clearing account, which had increased during the first quarter of 2013.  As the tax season ended during the second quarter of 2013, these short-term tax refund deposits were fully disbursed out of the Federal Reserve Bank clearing account.  Also during the second quarter of 2013, the Company used its Federal Reserve Bank clearing account to fund investment security purchases as well as to satisfy increased maturities within the Company’s time deposit portfolio, which contributed to lower interest-bearing deposit balances at June 30, 2013.

The Company continues to place more emphasis on growing its core deposit sources, such as noninterest-bearing demand accounts as well as interest-bearing NOW, money market and savings account balances. This emphasis has contributed to a larger balance shift away from its noncore deposit sources such as retail and wholesale time deposits. As a result, during the first half of 2013, the Company experienced a $27,346 decrease in its noncore time deposit balances from year-end 2012. This is compared to increases in the Company’s interest- and noninterest-bearing core deposit balances, which were up $1,889 and $4,950, respectively, from year-end 2012.  Interest-bearing deposits benefited from increased NOW and savings account balances while noninterest-bearing balances were largely impacted by excess funds retained from the ERC/ERD transactions that had processed during the tax season of 2013, as well as increased balances within the Company’s rewards checking products.

Comparison of
Financial Condition
at June 30, 2013 and December 31, 2012

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2013 compared to December 31, 2012.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest- and non-interest bearing balances due from banks.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At June 30, 2013, cash and cash equivalents had decreased $5,677, or 12.4%, to $39,974, as compared to $45,651 at December 31, 2012.  The  decrease in cash  and cash  equivalents  was largely  affected by the Company’s use of  excess funds retained  from seasonal tax deposits  during the first half of 2013.  The

Company will generally experience higher levels of excess funds during the first quarter than any other part of the year due to increased tax refund deposits from its ERC/ERD tax business. Liquidity levels normalize during the second quarter as these short-term tax refund deposits are fully disbursed from its Federal Reserve Bank clearing account, leaving a portion of retained excess funds. The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged. With loan demand continuing to decline during the second quarter of 2013, the Company used its Federal Reserve Bank clearing account deposits to help manage investment security purchases and fund a net reduction in deposits of $20,507, primarily related to maturities of retail and wholesale certificates of deposit (“CD’s”). The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee. As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%. This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%. Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Carrying excess cash has a negative impact on interest income since the Company currently only earns 0.25% on its deposits with the Federal Reserve.  As a result, the Company’s focus will be to continue to re-invest these excess funds back into longer-term, higher-yielding assets, such as loans and investment securities, during 2013 when the opportunities arise.  Further information regarding the Company’s liquidity can be found under the caption “Liquidity” in this Management’s Discussion and Analysis.

Securities

The balance of total securities decreased $4,781, or 4.0%, as compared to year-end 2012.  The Company’s investment securities portfolio consists of GSE investment securities, agency mortgage-backed securities and obligations of states and political subdivisions.  During the first half of 2013, the Company continued to experience increased cash flows from monthly principal repayments of its agency mortgage-backed securities from year-end 2012.  Typically, the monthly repayment of principal has been the primary advantage of agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances at a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from agency mortgage-backed securities totaled $14,850 from January 1, 2013 through June 30, 2013.   As a result of increasing principal repayments, the Company’s agency mortgage-backed securities decreased $12,795, or 13.6%, from year-end 2012.

The Company invested a portion of the excess funds from its agency mortage-backed securities into new long-term GSE securities, which increased $7,776 from year-end 2012.  The Company’s investment in new GSE securities increased diversification within the investment securities portfolio, which was comprised mostly of agency mortgage-backed securities, totaling 71.4% of total investment securities at June 30, 2013.

For the remainder of 2013, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first six months of 2013, total loan balances decreased from year-end 2012 by $6,843, or 1.2%.  Lower loan balances were mostly influenced by the residential real estate and consumer loan portfolios, which were collectively down $7,192, or 2.2% from year-end 2012.  The Company’s commercial loan portfolio, which includes commercial real estate and commercial and industrial loans, increased $349, or 0.2%, from year-end 2012.

Generating residential real estate loans remains a significant focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first half of 2013, total residential real estate loan balances decreased $5,732, or 2.5%, from year-end 2012. The decrease was mostly from the Company’s fixed-rate loans, which declined $12,558, or 9.2%, from year-end 2012. Long-term interest rates continue to remain at historic low levels and have prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans in recent years. Originating long-term fixed-rate real estate loans at such low rates presents interest rate risk. Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its long-term fixed-rate mortgage loans to the secondary market, which allowed its customers to take advantage of low rates. The Company maintains its relationship with the customer by servicing the loan. The customer must qualify to take advantage of a secondary market loan based on various criteria which could limit volume growth. In 2012, the Company experienced an increase in refinancing volume for long-term fixed-rate real estate loans, particularly during the second half of 2012. As a result, during the first six months of 2013, refinancing volume that led to secondary market sales has trended down, with 74 loans sold totaling $9,210 as compared to 87 loans sold totaling $11,155 during the first six months of 2012.

The remaining real estate loan portfolio balances increased $6,826, or 7.6%, from year-end 2012.  This increase came primarily from the Company's other variable-rate loan products being offered to its customers as alternative financing options. A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products. This has contributed to higher balances of five-year, adjustable-rate mortgages, which were up $10,873, or 32.2%, from year-end 2012.  The Company will continue to follow its secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

Lower loan balances during 2013 were also influenced by the Company’s total consumer loans, which decreased $1,460, or 1.5%, from year-end 2012.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The decrease in consumer loans came mostly from the Company’s automobile lending portfolio, which decreased $1,064, or 2.6%, from year-end 2012. The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 40.7% of total consumer loans at June 30, 2013. In recent years, growing economic factors have weakened the economy and have limited consumer spending.  The Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure. The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates. The decreasing trend of auto loan balances is expected to continue during the remainder of 2013.

The remaining consumer loan products not discussed above declined $396, or 0.7%, which included general decreases in loan balances from recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.

Commercial real estate, the Company’s largest segment of commercial loans, decreased $711, or 0.4%, from year-end 2012.  Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate loans were down largely from its owner-occupied portfolio during 2013, which decreased $5,610, or 5.4%, from year-end 2012.  This change was in large part due to the larger loan payoffs and paydowns of six owner-occupied loans totaling $4,122.  Owner-occupied loans consist of nonfarm, nonresidential properties.  A commercial owner-occupied loan is a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores. Nonowner-occupied loans increased $967, or 1.8%, from year-end 2012 due to increases in originations. Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels and motels. These loans are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. Commercial construction loans, which also increased $3,932, or 22.6%, from year-end 2012, are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements. The increase was largely due to the origination of one construction line during the first quarter of 2013 that had a balance of $2,489 at June 30, 2013.

At June 30, 2013, the Company’s commercial and industrial loan portfolio was up from year-end 2012 by $1,060, or 1.9%.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Over half of the Company’s total commercial loan portfolio, including participation loans, consists of rental property loans (27.7% of portfolio), hotel and motel loans (6.7% of portfolio), government & education loans (6.4% of portfolio), church loans (5.6% of portfolio) and construction & remodeling loans (5.3% of portfolio).  At June 30, 2013, the primary market areas for the Company’s commercial loan originations, excluding loan participations, continued to be in the areas of Gallia, Jackson and Pike counties of Ohio, which accounted for 38.6% of total originations.  The growing West Virginia markets also accounted for 17.9% of total originations for the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  While commercial loans were down, management continues to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

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

Allowance for Loan Losses

Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment.  Management evaluates the adequacy of the allowance for loan losses quarterly based on several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of probable incurred losses. Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages, and then establishes reserves based upon its evaluation of these inherent risks. Actual losses on loans are reflected as reductions in the reserve and are referred to as charge-offs. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in management's opinion, to maintain the allowance for loan losses at an adequate level that is reflective of probable and inherent loss. The allowance required is primarily a function of the relative quality of the loans in the loan portfolio, the mix of loans in the portfolio and the rate of growth of outstanding loans. Impaired loans, which include loans classified as troubled debt restructurings (“TDR’s”), are considered in the determination of the overall adequacy of the allowance for loan losses.

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

During the first half of 2013, the Company’s allowance for loan losses decreased $437, or 6.3%, to finish at $6,468 as compared to $6,905 at year-end 2012.  This decrease in reserves was largely due to a reduction in general allocations related to economic risk trends, lower net charge-offs and lower loan balances.  Management has focused on improving asset quality and lowering credit risk while working to maintain its relationships with its borrowers.  As part of the Company’s quarterly analysis of the allowance for loan losses, an improving trend has been identified within its economic risk allocation, which, among other things, accounts for unemployment rates and classified/criticized asset levels.  Since year-end 2012, unemployment rates within the Company’s lending markets have decreased 29 and 37 basis points within both the 12-month and 36-month rolling average, respectively.  Furthermore, classified and criticized asset balances have also decreased from $53,259 at year-end 2012 to $39,580 at June 30, 2013.  The Company has also continued to experience improving trends in lower loan losses associated with net charge-offs during the past 36 months, which have contributed to less required general allocations of the allowance for loan losses.  At June 30, 2013, the Company’s annualized ratio of net charge-offs to average loans decreased to 0.10%, as compared to 0.57% at June 30, 2012 and 2.07% at June 30, 2011, primarily within the commercial real estate loan portfolio.  In addition, the Company’s total loan portfolio balance decreased $6,843 from year-end 2012, having a direct impact on lower general allocations of the allowance.  As a result of these improving trends in various credit quality statistics related to the loan portfolio, the Company’s total general allocations decreased $807, or 16.8%, from year-end 2012.

The Company’s impaired loan levels continue to improve, decreasing $1,999 from year-end 2012.  The change in impaired loans was impacted by one commercial real estate loan that was removed from TDR status.  During the second quarter of 2013, the Company re-evaluated the terms and conditions of one commercial real estate relationship that had previously been classified as a TDR, which totaled $4,222 at December 31, 2012.  The loan matured in April, 2013 and was re-underwritten.  The re-modified terms were considered at market.  In addition, the cash flows from the borrower and recent performance supported the loan no longer being deemed impaired and removal from TDR status at June 30, 2013.  Partially offsetting this TDR removal was the recognition of additional collateral value impairment on one commercial and industrial loan relationship. During the second quarter of 2013, the Company obtained more current information regarding the ongoing cash flows of this impaired commercial loan relationship, which totaled $4,160 at June 30, 2013.  An impairment analysis was performed which identified loan impairment of $878.  This resulted in a specific allocation increase of $878 to the allowance for loan losses and a corresponding increase to provision for loan losses expense.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. At June 30, 2013, there was $2,477 in specific allocations reserved for expected losses of impaired loans as compared to $2,107 in reserves at year-end 2012.  The impairment on the commercial and industrial loan relationship mentioned above was the largest contributing factor to this increase in specific allocations.  Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.

The Company experienced a $239 increase in its nonperforming loans from year-end 2012, mostly from within the residential real estate loan portfolio. Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more. Nonperforming loans finished at $4,224 at June 30, 2013, compared to $3,985 at year-end 2012. As a result, the Company’s ratio of nonperforming loans to total loans increased from 0.71% at December 31, 2012 to 0.77% at June 30, 2013. Conversely, the Company experienced a lower nonperforming asset to total asset ratio from year-end 2012, decreasing from 0.99% at December 31, 2012 to 0.95% at June 30, 2013. This was largely due to increased sales of various commercial and residential real estate properties classified as other real estate owned. The Company’s foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately represents fair value, and allowing for the recovery of as much of the unpaid principal balance as possible. Approximately 36% of nonperforming assets is related to two commercial properties totaling $2,544 classified as other real estate owned. Both nonperforming loans and nonperforming assets at June 30, 2013 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

As a result of lower general allocations of the allowance benefited by improving economic trends, the ratio of the allowance for loan losses to total loans decreased to 1.17% at June 30, 2013, compared to 1.24% at December 31, 2012.  Management believes that the allowance for loan losses at June 30, 2013 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits decreased $20,507, or 3.1%, to finish at $634,557 at June 30, 2013, primarily due to higher priced time deposit accounts not being retained at maturity.  This change in time deposits from year-end 2012 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances. The Bank focuses on core deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in NOW and savings accounts at June 30, 2013 than at December 31, 2012 and a lesser portion of deposits being held in brokered and retail time deposits at June 30, 2013 than at December 31, 2012.  Furthermore, the Company’s core noninterest-bearing demand accounts increased from year-end 2012.

Deposit decreases from year-end 2012 came mostly from the Company’s time deposits.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 32.3% of total deposits December 31, 2012.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core  deposit balances.  As a result, time deposits represented 29.1% of  total deposits at June 30, 2013.  During the first six months of 2013, time deposits decreased $27,346, or 12.9%, from year-end 2012. With loan balances down 1.2% from year-end 2012, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s. Furthermore, as market rates remain at low levels, the Company has seen the cost of its retail CD balances continue to reprice downward to reflect current deposit rates. As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates. This has led to an increased maturity runoff within its “customer relation” retail CD portfolio. Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid. As a result, the Company has experienced a decrease within its retail CD balances, which were down $17,092 from year-end 2012. The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $10,254 from year-end 2012. The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

Further decreases in the Company’s deposit balances came from money market accounts, which were down $5,670, or 3.9%, from year-end 2012.  The decrease came largely from the Company’s Market Watch product.  The Market Watch product is a limited transaction investment account with tiered rates that competes with current market rate offerings and serves as an alternative to certificates of deposit for some customers.  With an added emphasis on further building and maintaining core deposit relationships, the Company has marketed several attractive incentive offerings in the past several years to draw customers to this particular product.  As the terms of these special incentive offerings have ended, the interest rates have adjusted down to current market rates, which has resulted in the decrease in Market Watch balances.

Partially offsetting the decreases in time deposits and money market account balances was growth in the Company’s interest-free funding source, noninterest-bearing demand deposits, which increased $4,950, or 3.5%, from year-end 2012.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first quarter of 2013.  The Company is one of a few institutions that provide ERC/ERD processing for a tax software provider.  During 2013, this software provider was successful in increasing the volume of its ERC/ERD transactions from the same period in 2012.  These seasonal business checking account balances should continue to normalize during the remainder of 2013.

Deposit growth also came from interest-bearing NOW account balances, which increased $3,492, or 3.3%, during the first half of 2013 as compared to year-end 2012.  This increase was largely driven by public fund balances related to local city and county school accounts within Gallia County, Ohio. While the Company feels confident in the relationships it has with its public fund customers, these balances will continue to experience “larger” fluctuations than other deposit account relationships due to the nature of the account activity. Larger public fund balance fluctuations are, at times, seasonal and can be predicted while most other large fluctuations are outside of management’s control. The Company values these public fund relationships it has secured and will continue to market and service these accounts to maintain its long-term relationships.

Further enhancing deposit growth were the Company’s savings account balances, which increased $4,067, or 7.8%, from year-end 2012, coming primarily from the statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough for the customer to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth.  The Company will continue to emphasize growth and retention within in its core deposit relationships during the remainder of 2013, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes.  During the first half of 2013, other borrowed funds increased $5,479, or 38.4%, from year-end 2012.  The increase was related to management electing to fund a long-term fixed-rate loan with a FHLB advance with similar repayment terms to mitigate the interest rate risk associated with the loan.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

Subordinated Debentures

The Company received proceeds from the issuance of two trust preferred securities from September 7, 2000 totaling $5,000 at a fixed-rate of 10.6% and March 22, 2007 totaling $8,500 at a fixed-rate of 6.58%.  The $8,500 trust preferred security is now at an adjustable rate equal to the 3-month LIBOR plus 1.68%.  The Company does not report the securities issued by the trust as liabilities, but instead, reports as liabilities the subordinated debentures issued by the Company and held by the trust.  Given the current capital levels and interest cost savings, the Company redeemed the full amount of the $5,000 subordinated debenture on March 7, 2013, at a redemption price of 104.24%, which resulted in a premium of $212. The redemption was funded by a capital distribution from the Bank.  The redemption supports the Company’s continued emphasis on lowering funding costs to strengthen the net interest margin as average earning assets continue to decline.  The Company anticipates an annual interest expense savings of $530, most of which will be recognized in 2013.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At June 30, 2013, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at June 30, 2013 of $78,141 increased $2,321, or 3.1%, as compared to the balance of $75,820 at December 31, 2012. Contributing most to this increase was year-to-date net income of $5,165, partially offset by cash dividends paid of $1,259, or $.31 per share.  In addition, accumulated other comprehensive income decreased $1,585 from year-end 2012, as increasing interest rates at the end of the second quarter caused a reduction in the fair value of the Company’s investment portfolio.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized gain in the portfolio was negatively affected.  These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.  Management is in the process of evaluating the expected impact of these new capital requirements on the Bank’s regulatory capital position.

Comparison of Results of Operations
for the Three and Six Months Ended
June 30, 2013 and 2012

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months and six months ended June 30, 2013 compared to the same period in 2012. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  During the second quarter of 2013, net interest income decreased $212, or 2.6%, as compared to the second quarter of 2012.  During the six months ended June 30, 2013, net interest income decreased $703, or 4.1%, as compared to the six months ended June 30, 2012.  The quarterly and year-to-date decreases were largely due to a decline in lower average earning asset balances, primarily loans, which yielded less interest income.

Total interest and fee income earned on the Company’s earning assets decreased $893, or 9.2%, during the second quarter of 2013, and decreased $2,078, or 10.2%, during the first half of 2013, as compared to the same periods in 2012.  This drop in earnings came largely from the commercial loan portfolio.  The Company experienced lower average balances within the commercial loan portfolio during the first half of 2013 versus the same period in 2012.  This change primarily came from significant charge-offs of underperforming commercial loans, as well as large payoffs of various commercial loans during those periods.  These lower loan balances have contributed to a $304, or 9.4%, decrease in commercial interest and fee revenue during the second quarter of 2013, and a $791, or 11.7%, decrease during the first half of 2013 versus the same periods in 2012.  The Company’s average residential real estate loan portfolio decreased during the first and second quarters of 2013 versus the same periods in 2012.  The decreases in residential real estate loans has been largely the result of management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $306, or 8.9%, decrease in real estate interest and fee income during the three months ended June 30, 2013, and a decrease of $643, or 9.3%, during the first half of 2013, as compared to the same periods in 2012.  Lower earnings were also impacted by a decrease in consumer loan interest and fees of $154, or 6.8%, during the three months ended June 30, 2013, and a decrease of $376, or 7.2%, during the first half of 2103, as compared to the same periods in 2012.  Contributing to this was lower consumer loan average balances during 2013, primarily from auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.

Further contributing to lower interest and fee income was a decrease in yields earned on average earning assets during the quarterly and year-to-date periods ended June 30, 2013, as compared to the same periods in 2012. The average yield on earning assets decreased 25 basis points during the second quarter of 2013 to finish at 4.83%, and decreased 29 basis points during the first half of 2013 to finish at 4.89%, as compared to the same periods in 2012.  The decline in asset yields was impacted mostly by lower market rates.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $681, or 42.5%, during the second quarter of 2013, and decreased $1,375, or 41.0%, during the six months ended June 30, 2013, as compared to the same periods in 2012. This was primarily due to lower rates paid on interest-bearing liabilities resulting from the 525 basis point reduction in interest rates by the Federal Reserve throughout 2007 and 2008, with a continuation of this low rate environment into 2013. The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2013 (as a continued lagging effect to the Federal Reserve action to drop short-term interest rates). As a result, the Company’s weighted average costs for time deposits decreased from 1.53% at June 30, 2012 to 1.22% at June 30, 2013, while weighted average costs for core interest-bearing deposits decreased from 0.35% at June 30, 2012 to 0.21% at June 30, 2013. The Company also continues to experience a deposit composition shift away from higher costing average time deposits to an increasing level of lower costing average interest- and non-interest bearing deposit balances. As a result, the Company’s average time deposit balances decreased $40,870, or 17.3%, while average interest- and non-interest bearing deposits experienced a net increase of $5,943, or 1.2%, during the first half of 2013 when compared to same period in 2012. As a result of decreases in the average market interest rates and the continued deposit composition shift to lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 34 basis points from 0.99% at June 30, 2012 to 0.65% at June 30, 2013.

Further impacting lower funding costs was a decrease in interest expense incurred on the Company’s subordinated debentures that impacted both the quarterly and year-to-date periods ending June 30, 2013.  Prior to 2013, the Company had received proceeds from the issuance of two trust preferred securities classified as subordinated debentures totaling $13,500.  During the first quarter of 2013, the Company redeemed one of the subordinated debentures totaling $5,000 that had a fixed-rate of 10.6%.  The redemption supports the Company’s continued emphasis on lowering funding costs to strengthen the net interest margin as average earning assets continue to decline.  As a result, interest expense on subordinated debentures decreased $137, or 76.5%, during the three months ended June 30, 2013, and decreased $252, or 58.2%, during the six months ended June 30, 2013, as compared to the same periods in 2012.  The Company anticipates an annual interest expense savings of $530, most of which will be recognized in 2013.

During 2013, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin improved 8 basis points to 4.33% during the second quarter of 2013, and improved 4 basis points to 4.37% during the first half of 2013, as compared to the same periods in 2012.  The Company will continue to focus on re-deploying the Federal Reserve balances earning 0.25% into higher yielding instruments as opportunities arise. Earlier in 2012, the Federal Reserve announced it would maintain the current state of low interest rates through 2014 or longer to help boost the economy as its recovery has been short of expectations. However, further decreases in interest rates by the Federal Reserve would have a negative effect on the Company’s net interest income, as most of its deposit balances are perceived to be at or near their interest rate floors. The Company will also continue to face pressure on its net interest income and margin improvement unless loan balances begin to expand and become a larger component of overall earning assets.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

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

During the three and six months ended June 30, 2013, the Company recorded negative provision expense causing decreases of $713 and $1,998, respectively, when compared to the same periods in 2012. Provision expense was largely impacted by lower net charge-offs during the first half of 2013, which totaled $279, as compared to $1,657 in net charge-offs during the first half of 2012. This was largely the result of commercial and real estate loan adjustments that occurred during the previous year’s first quarter. In March 2012, the Company partially charged off $1,118 on various residential real estate and commercial real estate loans. Management believed these charge-offs were necessary given the status of the economy and the customers’ continued financial weakness. Of these partially charged-off amounts, specific allocations of $356 had already been reserved in the allowance for loan losses from prior impairment analysis. As a result, the partial charge-offs required corresponding impairment charges of $762 to provision expense due to the continued deterioration of collateral values.

In addition to lower net charge-offs, provision expense was also impacted by a reduction in specific allocations which decreased provision expense by $850 and $948 during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. This was largely from additional reserves required during the previous year’s second quarter of 2012 from loan impairments that caused an increase in specific allocations. These additional specific allocations included the impairments in collateral values and ongoing cash flows of two commercial real estate loan relationships identified during the second quarter of 2012. Both impairments required specific allocations within the allowance for loan losses and corresponding increases to provision for loan losses expense totaling $1,347.

In addition to lower net charge-offs, provision expense was also impacted by a reduction in general allocations during the period related primarily to economic risk trends, loan losses and improving credit quality standards.  The improving trends of lower unemployment rates, decreasing loan losses and lower classified and criticized asset balances have continued to place less pressure on the general allocations of the allowance for loans losses through June 30, 2013.

Management believes that the allowance for loan losses was adequate at June 30, 2013 to absorb probable losses in the portfolio.  The allowance for loan losses was 1.17% of total loans at June 30, 2013, as compared to 1.24% at December 31, 2012.  Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended June 30, 2013 was $1,965, relatively unchanged from the $1,974 recorded during the same quarterly period in 2012.  Noninterest income for the six months ended June 30, 2013 was $5,905, an increase of $452, or 8.3%, over the six months ended June 30, 2012.  The increase in noninterest revenue was largely due to the Company’s earnings from tax-free bank owned life insurance (“BOLI”) investments.  BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans.  During the first quarter of 2013, the Company received $1,249 in cash proceeds from the settlement of two BOLI policies, which yielded net BOLI proceeds of $452 that was recorded to income.  This contributed to a year-to-date increase of $409, or 103.8%, in BOLI income through June 30, 2013, as compared to the same period in 2012.  As a result of net BOLI proceeds being exempt from tax, the Company’s effective tax rate decreased from 28.6% at June 30, 2012 to 26.8% at June 30, 2013.

The successful growth in noninterest revenue was also impacted by increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the three months ended June 30, 2013, the Company’s ERC/ERD fees increased by $180, or 79.6%, as compared to the same quarterly period in 2012.  This has contributed to a year-to-date increase of $247, or 10.9%, in ERC/ERD fees through June 30, 2013 when compared to the same period in 2012.  The increase was due to a volume increase in the number of ERC/ERD transactions that were processed during the first half of 2013.  Management continues to be pleased with the significant contribution this revenue source made, accounting for 42.5% of total noninterest income during the first half of 2013.As a result of ERC/ERD fee activity being mostly seasonal, the majority of income was recorded during the first half of 2013, with only minimal income expected during the second half of 2013.

Further improvements to noninterest revenue came from growth in debit and credit interchange income, which increased $72, or 17.1%, during the second quarter of 2013, and increased $129, or 15.8%, during the first half of 2013, as compared to the same periods in 2012. The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continue to increase from a year ago. Beginning in the second half of 2010, the Company began offering incentive based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria. In addition, similar incentives were introduced to the Company's Jeanie® Plus debit cards during the first quarter of 2011 to promote customer spending. While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company's emphasis on growing and enhancing its customer relationships.

The increases in noninterest income mentioned above were partially offset by a decrease in the net gains of other real estate owned (“OREO”) properties, which was down $118, or 82.5%, during the second quarter of 2013, and down $191, or 126.5%, during the first half of 2013, as compared to the same periods in 2012. Lower net gains on OREO were impacted mostly by last year’s sale of one commercial real estate property that realized a net gain of $100 during the second quarter of 2012. In addition, during the second quarter of 2013, the Company experienced further impairment of $73 on one commercial real estate property classified as OREO, which was recorded as a write-down to the carrying value of the property.

The Company’s remaining noninterest income categories were collectively down $115, or 11.7%, during the second quarter of 2013, and down $142, or 7.8%, during the first half of 2013, when compared to the same periods in 2012.  These changes were primarily due to decreases in mortgage banking income, service charges on deposits, interest rate swap income and gains recorded on the sale of land in Jackson, Ohio during the first quarter of 2012.

Noninterest Expense

Noninterest expense during the second quarter of 2013 increased $155, or 2.2%, as compared to the second quarter in 2012.  Noninterest expense during the first half of 2013 increased $771, or 5.3%, as compared to the first half of 2012.  Contributing to the growth in net overhead expense were higher salaries and employee benefits, foreclosed asset costs and a one-time trust preferred security redemption fee.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $182, or 4.3%, during the three months ended June 30, 2013, and increased $353, or 4.2%, during the six months ended June 30, 2013, when compared to the same periods in 2012.  The increase was largely due to annual merit increases and higher retirement benefit costs.

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

Also contributing to additional noninterest expense during 2013 were foreclosed asset costs, which decreased $21, or 32.3%, during the second quarter of 2013, but increased $164, or 93.7%, during the first half of 2013, as compared to the same periods in 2012. The increase was related to costs on various commercial real estate properties during the first quarter of 2013. Foreclosure asset expenses include legal fee, taxes, utility and general maintenance costs related to the properties.

Partially offsetting the impact of overhead expense increases during the quarterly and year-to-date periods of 2013 was a decrease in FDIC premium expense of $158, or 57.5%, and $305, or 53.9%, during the three and six months  ended June 30, 2013, respectively, as compared to the same periods in 2012. Beginning April 1, 2011, the assessment base for deposit insurance premiums changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules changed. The new assessment method has afforded the Company lower net premium assessments. While the Company has benefited from these changes in calculation methods, continued declines in the Deposit Insurance Fund could result in the FDIC imposing assessments in the future, which could adversely affect the Company's capital levels and earnings.

The net change in the remaining noninterest expense categories increased $152, or 5.8%, and $347, or 6.5%, during the three and six months ended June 30, 2013, as compared to the same periods in 2012.  This includes general increases in various overhead categories such as incentive costs on customer relationship accounts, supplies, postage, and consulting fees.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  However,  revenue levels were negatively affected by lower net interest income due to decreasing average earning assets combined with higher overhead expenses. As a result, overhead expense for 2013 has outpaced revenue levels, causing the efficiency ratio levels to worsen from the prior period.  As a result, the quarter-to-date efficiency ratio during the second quarter of 2013 increased from 70.7% to 73.7% when compared to the second quarter of 2102.  The year-to-date efficiency ratio during the first half of 2013 increased from 64.0% to 68.1% when compared to the first half of 2012.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:

	Company Ratios		Regulatory Minimum
	6/30/13	12/31/12
Tier 1 risk-based capital	15.9%	16.0%	4.00%
Total risk-based capital ratio	17.1%	17.2%	8.00%
Leverage ratio	10.9%	10.9%	4.00%

Cash dividends paid of $1,259 during the first half of 2013 represents a 32.1% decrease compared to the cash dividends paid during the same period in 2012.  The year-to-date dividend rate in 2013 was $0.31 per share, down from $0.46 per share paid in 2012.  The Company declared and paid in December 2012 a $0.21 per share dividend that normally would have been paid during the first quarter of 2013, as a result of potential changes in tax rates affecting shareholders in 2013.  The Company proceeded to pay a “special” $0.10 per share dividend during the first quarter of 2013 due to the Company’s stable capital position and financial performance.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $129,923, represented 17.3% of total assets at June 30, 2013. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2013, the Bank could borrow an additional $172,519 from the FHLB, of which $95,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2013, this line had total availability of $40,359.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2013 Percentage Change in Net Interest Income	December 31, 2012 Percentage Change in Net Interest Income
+300	(3.02%)	(3.20%)
+200	(1.76%)	(1.87%)
+100	(.71%)	(.80%)
-100	(2.56%)	(2.32%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At June 30, 2013, the interest rate risk profile reflects a liability sensitive position, which produces lower net interest income due to an increase in interest rates.  The exposure to rising rates has remained comparable to that at year end.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2013.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2013.

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

OHIO VALLEY BANC CORP.
Date:	August 9, 2013	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	August 9, 2013	By:	/s/Scott W. Shockey
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