Form 10-Q
period 2013-11-08
OHIO VALLEY BANC CORP
filed 2013-11-12
CIK 894671

                                                                                                                United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of common shares of the registrant outstanding as of November 8, 2013 was 4,062,204.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$9,950	$10,617
Interest-bearing deposits with banks	22,947	35,034
Total cash and cash equivalents	32,897	45,651

Securities available for sale	88,850	94,965
Securities held to maturity (estimated fair value: 2013 - $23,480; 2012 - $24,624)	23,327	23,511
Federal Home Loan Bank and Federal Reserve Bank stock	7,776	6,281

Total loans	556,213	558,288
Less: Allowance for loan losses	(7,266)	(6,905)
Net loans	548,947	551,383

Premises and equipment, net	9,007	8,680
Other real estate owned	2,798	3,667
Accrued interest receivable	2,051	2,057
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	24,802	25,056
Other assets	5,784	6,705
Total assets	$747,506	$769,223

LIABILITIES
Noninterest-bearing deposits	$133,411	$139,526
Interest-bearing deposits	495,422	515,538
Total deposits	628,833	655,064

Other borrowed funds	18,986	14,285
Subordinated debentures	8,500	13,500
Accrued liabilities	12,141	10,554
Total liabilities	668,460	693,403

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,721,943 shares issued)	4,722	4,722
Additional paid-in capital	34,109	34,109
Retained earnings	55,208	51,094
Accumulated other comprehensive income	719	1,607
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	79,046	75,820
Total liabilities and shareholders’ equity	$747,506	$769,223

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest and dividend income:
Loans, including fees	$8,174	$8,781	$25,260	$27,678
Securities
Taxable	330	369	945	1,241
Tax exempt	140	152	429	445
Dividends	88	66	236	204
Other Interest	16	37	122	159
	8,748	9,405	26,992	29,727
Interest expense:
Deposits	666	1,235	2,294	3,911
Other borrowed funds	110	124	283	372
Subordinated debentures	42	179	223	612
	818	1,538	2,800	4,895
Net interest income	7,930	7,867	24,192	24,832
Provision for loan losses	833	1,183	675	3,023
Net interest income after provision for loan losses	7,097	6,684	23,517	21,809

Noninterest income:
Service charges on deposit accounts	472	471	1,340	1,381
Trust fees	56	51	158	151
Income from bank owned life insurance and annuity assets	171	198	974	592
Mortgage banking income	85	166	331	398
Electronic refund check / deposit fees	21	15	2,532	2,279
Debit / credit card interchange income	502	422	1,447	1,238
Gain (loss) on other real estate owned	(6)	30	(46)	181
Other	273	321	743	907
	1,574	1,674	7,479	7,127
Noninterest expense:
Salaries and employee benefits	4,326	4,118	13,132	12,571
Occupancy	418	397	1,199	1,182
Furniture and equipment	230	238	664	710
FDIC insurance	114	63	375	629
Data processing	276	278	838	786
Foreclosed assets	51	69	390	244
Other	1,905	1,794	5,987	5,329
	7,320	6,957	22,585	21,451

Income before income taxes	1,351	1,401	8,411	7,485
Provision for income taxes	290	294	2,185	2,037

NET INCOME	$1,061	$1,107	$6,226	$5,448

Earnings per share	$.26	$.27	$1.53	$1.35

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net Income	$1,061	$1,107	$6,226	$5,448

Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	1,056	858	(1,345)	1,502
Related tax (expense) benefit	(359)	(292)	457	(511)
Total other comprehensive income (loss), net of tax	697	566	(888)	991

Total comprehensive income	$1,758	$1,673	$5,338	$6,439

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$78,141	$74,811	$75,820	$71,843

Net income	1,061	1,107	6,226	5,448
Other comprehensive income (loss), net of tax	697	566	(888)	991
Proceeds from issuance of common stock through dividend reinvestment plan	----	----	----	55

Cash dividends	(853)	(846)	(2,112)	(2,699)

Balance at end of period	$79,046	$75,638	$79,046	$75,638

Cash dividends per share	$.21	$.21	$.52	$.67

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2013	2012

Net cash provided by operating activities:	$10,706	$9,277

Investing activities:
Proceeds from maturities of securities available for sale	20,745	26,121
Purchases of securities available for sale	(17,105)	(43,436)
Proceeds from maturities of securities held to maturity	1,329	1,562
Purchases of securities held to maturity	(1,196)	(2,435)
Purchase of Federal Reserve Bank stock	(1,495)	----
Net change in loans	1,522	33,088
Proceeds from sale of other real estate owned	1,062	1,706
Purchases of premises and equipment	(929)	(368)
Purchases of bank owned life insurance	----	(1,269)
Proceeds from bank owned life insurance	1,249	----
Net cash provided by investing activities	5,182	14,969

Financing activities:
Change in deposits	(26,231)	(11,187)
Proceeds from common stock through dividend reinvestment plan	----	55
Cash dividends	(2,112)	(2,699)
Repayment of subordinated debentures	(5,000)	----
Proceeds from Federal Home Loan Bank borrowings	5,853	2,000
Repayment of Federal Home Loan Bank borrowings	(1,155)	(1,899)
Change in other short-term borrowings	3	(299)
Net cash used in financing activities	(28,642)	(14,029)

Change in cash and cash equivalents	(12,754)	10,217
Cash and cash equivalents at beginning of period	45,651	51,630
Cash and cash equivalents at end of period	$32,897	$61,847

Supplemental disclosure:

Cash paid for interest	$3,316	$5,432
Cash paid for income taxes	2,475	3,630
Transfers from loans to other real estate owned	239	503
Other real estate owned sales financed by the Bank	416	1,133

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2013, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2013.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2012 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,062,204 and 4,029,439 for the three months ended September 30, 2013 and 2012, respectively.  Weighted average common shares outstanding were 4,062,204 and 4,028,944 for the nine months ended September 30, 2013 and 2012, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

In July 2013, the FASB issued Accounting Standards Update 2013-10, “Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (ASU 2013-10). ASU 2013-10 was issued to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to direct Treasury obligations of the U.S. Government and the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material effect on the Company’s financial statements.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11).  ASU 2013-11 was issued to clarify the financial presentation of unrecognized tax benefits in the instances described. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013. The effect of adopting ASU 2013-11 is not expected to have a material effect on the Company’s financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,855	----
Agency mortgage-backed securities, residential	----	79,995	----

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$1,012	----
Agency mortgage-backed securities, residential	----	93,953	----

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$234
Commercial and industrial	----	----	1,888

Other real estate owned:
Commercial and industrial	----	----	982

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned:
Commercial real estate:
Construction	----	----	$1,562
Commercial and industrial	----	----	1,055

At September 30, 2013, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $3,616, with a corresponding valuation allowance of $1,494 resulting in an increase of $616 and $1,494 in additional provision expense during both the three and nine months ended September 30, 2013, respectively, with no additional charge-offs recognized.  At December 31, 2012, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,979, with a corresponding valuation of $1,979.  A net increase of $2,479 in fair value was recognized for partial charge-offs of loans and impairment reserves on loans during the year ended December 31, 2012.

Other real estate owned that was measured at fair value less costs to sell at September 30, 2013 had a net carrying amount of $982, which is made up of the outstanding balance of $1,997, net of a valuation allowance of $1,015 at September 30, 2013.  There were no corresponding write-downs during the three months ended September 30, 2013 and $73 in corresponding write-down during the nine months ended September 30, 2013.  Other real estate owned that was measured at fair value less costs to sell at December 31, 2012 had a net carrying amount of $2,617, which is made up of the outstanding balance of $4,214, net of a valuation allowance of $1,597 at December 31, 2012, which resulted in a corresponding write-down of $331 for the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

September 30, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Residential real estate	$234	Sales approach	Adjustment to comparables	From 10% to 30%	28%

Commercial and industrial	1,888	Sales approach	Adjustment to comparables	From 10% to 80%	35%

Other real estate owned:
Commercial and industrial	982	Sales approach	Adjustment to comparables	10%	10%

December 31, 2012	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Other real estate owned:
Commercial real estate:
Construction	$1,562	Sales approach	Adjustment to comparables	15%	15%

Commercial and industrial	1,055	Sales approach	Adjustment to comparables	15%	15%

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 are as follows:

Fair Value Measurements at September 30, 2013 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$32,897	$32,897	$	----	$	----	$32,897
Securities available for sale	88,850	----		88,850		----	88,850
Securities held to maturity	23,327	----		13,294		10,186	23,480
Federal Home Loan Bank and
Federal Reserve Bank stock	7,776	N/A		N/A		N/A	N/A
Loans, net	548,947	----		----		555,574	555,574
Accrued interest receivable	2,051	----		393		1,658	2,051

Financial liabilities:
Deposits	628,833	132,557		496,462		----	629,019
Other borrowed funds	18,986	----		17,886		----	17,886
Subordinated debentures	8,500	----		4,888		----	4,888
Accrued interest payable	861	3		858		----	861

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$45,651	$45,651	$	----	$	----	$45,651
Securities available for sale	94,965	----		94,965		----	94,965
Securities held to maturity	23,511	----		11,569		13,055	24,624
Federal Home Loan Bank stock	6,281	N/A		N/A		N/A	N/A
Loans, net	551,383	----		----		564,059	564,059
Accrued interest receivable	2,057	----		283		1,774	2,057

Financial liabilities:
Deposits	655,064	139,526		517,680		----	657,206
Other borrowed funds	14,285	----		14,536		----	14,536
Subordinated debentures	13,500	----		10,146		----	10,146
Accrued interest payable	1,377	2		1,375		----	1,377

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at September 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
September 30, 2013
U.S. Government sponsored entity securities	$9,030	$3		$(178)	$8,855
Agency mortgage-backed securities, residential	78,730	1,734		(469)	79,995
Total securities	$87,760	$1,737		$(647)	$88,850

December 31, 2012
U.S. Government sponsored entity securities	$1,009	$3	$	----	$1,012
Agency mortgage-backed securities, residential	91,521	2,432		----	93,953
Total securities	$92,530	$2,435	$	----	$94,965

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2013
Obligations of states and political subdivisions	$23,315	$631	$(478)	$23,468
Agency mortgage-backed securities, residential	12	----	----	12
Total securities	$23,327	$631	$(478)	$23,480

December 31, 2012
Obligations of states and political subdivisions	$23,494	$1,178	$(65)	$24,607
Agency mortgage-backed securities, residential	17	----	----	17
Total securities	$23,511	$1,178	$(65)	$24,624

The amortized cost and estimated fair value of the securities portfolio at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost		Estimated Fair Value

Due in one year or less	$	----	$	----	$	----	$	----
Due in over one to five years		9,030		8,855		6,116		6,414
Due in over five to ten years		----		----		9,315		9,277
Due after ten years		----		----		7,884		7,777
Agency mortgage-backed securities, residential		78,730		79,995		12		12
Total debt securities		$87,760		$88,850		$23,327		$23,480

The following table summarizes the investment securities with unrealized losses at September 30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
September 30, 2013	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,844	$(178)	$	----	$	----	$7,844	$(178)
Agency mortgage-backed
securities, residential	21,437	(469)		----		----	21,437	(469)
Total available for sale	$29,281	$(647)	$	----	$	----	$29,281	$(647)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$7,942	$(450)	$234	$(28)	$8,176	$(478)
Total held to maturity	$7,972	$(450)	$234	$(28)	$8,176	$(478)

Less Than 12 Months	12 Months or More	Total
December 31, 2012	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$2,018	$(63)	$260	$(2)	$2,278	$(65)
Total held to maturity	$2,018	$(63)	$260	$(2)	$2,278	$(65)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2013 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2013	2012
Residential real estate	$216,001	$226,022
Commercial real estate:
Owner-occupied	97,929	104,842
Nonowner-occupied	55,495	52,792
Construction	24,169	17,376
Commercial and industrial	61,522	57,239
Consumer:
Automobile	40,294	41,168
Home equity	17,736	18,332
Other	43,067	40,517
	556,213	558,288
Less: Allowance for loan losses	7,266	6,905

Loans, net	$548,947	$551,383

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012:

September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,192	$3,034	$1,342	$900	$6,468
Provision for loan losses	173	313	291	56	833
Loans charged off	(94)	----	----	(256)	(350)
Recoveries	80	48	14	173	315
Total ending allowance balance	$1,351	$3,395	$1,647	$873	$7,266

September 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,443	$4,369	$653	$1,062	$7,527
Provision for loan losses	257	394	359	173	1,183
Loans charged-off	(61)	(54)	(429)	(430)	(974)
Recoveries	23	27	159	240	449
Total ending allowance balance	$1,662	$4,736	$742	$1,045	$8,185

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012:

September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,329	$3,946	$783	$847	$6,905
Provision for loan losses	318	(880)	823	414	675
Loans charged off	(551)	(2)	----	(977)	(1,530)
Recoveries	255	331	41	589	1,216
Total ending allowance balance	$1,351	$3,395	$1,647	$873	$7,266

September 30, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,730	$3,623	$636	$1,355	$7,344
Provision for loan losses	552	2,290	(48)	229	3,023
Loans charged-off	(739)	(1,212)	(499)	(1,247)	(3,697)
Recoveries	119	35	653	708	1,515
Total ending allowance balance	$1,662	$4,736	$742	$1,045	$8,185

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012:

September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$237	$1,699	$1,111	$7	$3,054
Collectively evaluated for impairment	1,114	1,696	536	866	4,212
Total ending allowance balance	$1,351	$3,395	$1,647	$873	$7,266

Loans:
Loans individually evaluated for impairment	$1,410	$11,073	$2,999	$218	$15,700
Loans collectively evaluated for impairment	214,591	166,520	58,523	100,879	540,513
Total ending loans balance	$216,001	$177,593	$61,522	$101,097	$556,213

December 31, 2012	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$128	$1,979	$	----	$	----	$2,107
Collectively evaluated for impairment	1,201	1,967		783		847	4,798
Total ending allowance balance	$1,329	$3,946		$783		$847	$6,905

Loans:
Loans individually evaluated for impairment	$827	$16,354	$	----		$220	$17,401
Loans collectively evaluated for impairment	225,195	158,656		57,239		99,797	540,887
Total ending loans balance	$226,022	$175,010		$57,239		$100,017	$558,288

The following table presents information related to loans individually evaluated for impairment by class of loans:

Nine months ended September 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$732	$732	$	----	$544	$25	$25
Commercial real estate:
Owner-occupied	1,477	1,476		----	1,391	31	31
Nonowner-occupied	6,699	5,899		----	6,513	267	267
Commercial and industrial	1,981	1,981		----	1,089	72	72
With an allowance recorded:
Residential real estate	678	678		237	487	25	25
Commercial real estate:
Owner-occupied	290	290		290	73	----	----
Nonowner-occupied	3,408	3,408		1,409	3,439	94	94
Commercial and industrial	1,018	1,018		1,111	540	35	35
Consumer:
Home equity	218	218		7	54	8	8
Total	$16,501	$15,700		$3,054	$14,130	$557	$557

Nine months ended September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$914	$774	$	----	$662	$22	$22
Commercial real estate:
Owner-occupied	5,557	5,557		----	4,529	23	23
Nonowner-occupied	3,948	3,048		----	3,657	25	25
Construction	1,713	1,433		----	811	33	33
Consumer:
Home equity	219	219		----	165	7	7
With an allowance recorded:
Residential real estate	420	420		128	420	7	7
Commercial real estate:
Nonowner-occupied	2,737	2,486		2,078	1,520	26	26
Total	$15,508	$13,937		$2,206	$11,764	$143	$143

Year ended December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$619	$407	$	----	$493	$	----	$	----
Commercial real estate:
Owner-occupied	5,528	5,528		----	4,729		338		338
Nonowner-occupied	10,085	8,847		----	4,767		456		456
Commercial and industrial	426	----		----	----		----		----
Consumer:
Home equity	220	220		----	176		9		9
With an allowance recorded:
Residential real estate	420	420		128	420		23		23
Commercial real estate:
Nonowner-occupied	1,979	1,979		1,979	1,132		38		38
Total	$19,277	$17,401		$2,107	$11,717		$864		$864

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees, as these amounts are immaterial.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

September 30, 2013	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$129	$3,130
Commercial real estate:
Owner-occupied	----	1,307
Nonowner-occupied	----	52
Commercial and industrial	----	22
Consumer:
Automobile	2	10
Home equity	38	----
Other	1	----
Total	$170	$4,521

December 31, 2012	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$341	$2,533
Commercial real estate:
Owner-occupied	----	675
Nonowner-occupied	----	352
Consumer:
Automobile	11	4
Home equity	----	62
Other	7	----
Total	$359	$3,626

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the aging of the recorded investment of past due loans by class of loans:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,891	$1,861	$2,870	$8,622	$207,379	$216,001
Commercial real estate:
Owner-occupied	722	212	841	1,775	96,154	97,929
Nonowner-occupied	----	----	52	52	55,443	55,495
Construction	----	----	----	----	24,169	24,169
Commercial and industrial	303	----	20	323	61,199	61,522
Consumer:
Automobile	523	163	9	695	39,599	40,294
Home equity	192	59	38	289	17,447	17,736
Other	533	187	1	721	42,346	43,067
Total	$6,164	$2,482	$3,831	$12,477	$543,736	$556,213

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,525	$1,033	$2,797	$9,355	$216,667	$226,022
Commercial real estate:
Owner-occupied	753	111	675	1,539	103,303	104,842
Nonowner-occupied	----	----	352	352	52,440	52,792
Construction	----	----	----	----	17,376	17,376
Commercial and industrial	202	----	----	202	57,037	57,239
Consumer:
Automobile	905	138	13	1,056	40,112	41,168
Home equity	112	37	62	211	18,121	18,332
Other	1,066	162	7	1,235	39,282	40,517
Total	$8,563	$1,481	$3,906	$13,950	$544,338	$558,288

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

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2013 and December 31, 2012:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
September 30, 2013
Residential real estate
Interest only payments	$249	$	----	$249
Rate reduction	----		426	426
Commercial real estate:
Owner-occupied
Interest only payments	----		579	579
Rate reduction	----		261	261
Maturity extension at lower stated rate than market rate	174		----	174
Nonowner-occupied
Interest only payments	8,652		----	8,652
Reduction of principal and interest payments	655		----	655
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR’s	$9,948		$1,266	$11,214

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms	Total TDR’s
December 31, 2012
Residential real estate
Interest only payments	$	----	$180	$180
Rate reduction		420	----	420
Commercial real estate:
Owner-occupied
Interest only payments		----	675	675
Rate reduction		440	----	440
Maturity extension at lower stated rate than market rate		191	----	191
Reduction of principal and interest payments		4,222	----	4,222
Nonowner-occupied
Interest only payments		9,856	300	10,156
Reduction of principal and interest payments		670	----	670
Total TDR’s		$15,799	$1,155	$16,954

During the three and nine months ended September 30, 2013, the TDR’s described above decreased the provision expense and the allowance for loan losses by $39 and $272, respectively, with no corresponding charge-offs.  This was largely due to a $503 reduction in specific reserves on a commercial real estate loan based on an updated impairment analysis of collateral during the second quarter of 2013.  This decrease in reserves was partially offset by a $275 recovery during the first quarter of 2013 on a previously charged-off commercial real estate loan that had been classified as a TDR at December 31, 2012.  During the year ended December 31, 2012, the TDR’s described above increased the allowance for loan losses by $2,169, resulting in charge-offs of $536.

At September 30, 2013, the balance in TDR loans decreased $5,740, or 33.9%, from year-end 2012.  The decrease was largely due to the removal of one commercial real estate loan from TDR status during the second quarter of 2013.  This previously reported TDR loan, for which there was no principal forgiveness, totaled $4,222 at December 31, 2012.  The loan paid as agreed under the modified terms through maturity in April, 2013.  During the three months ended June 30, 2013, the Bank re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk.  Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance and the overall cash flows of the borrower.  Based on the terms of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status at June 30, 2013 and is no longer evaluated individually for impairment.  During the three and nine months ended September 30, 2013 and 2012, no other loans were removed from TDR status as a result of a re-modification.  Further reducing the TDR balance from year-end 2012 were principal payments of $1,140 received on one commercial real estate loan during the first nine months of 2013 and a $300 payoff of another commercial real estate loan during the first quarter of 2013.  At September 30, 2013 and December 31, 2012, a total of 89% and 93% of the Company’s TDR’s were performing according to their modified terms, respectively.  The Company allocated $1,560 and $2,107 in reserves to customers whose loan terms have been modified in TDR’s as of September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, the Company had $126 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $109 at December 31, 2012.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the nine months ended September 30, 2013 and 2012:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2013	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate
Interest only payments	$249	$249	$	----	$	----
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218	218		----		----
Total TDR’s	$467	$467	$	----	$	----

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2012	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$4,308	$4,266	$	----	$	----
Nonowner-occupied
Reduction of principal and interest payments	686	676		----		----
Total TDR’s	$4,994	$4,942	$	----	$	----

As of September 30, 2013, all of the Company’s loans that were restructured during the nine months ended September 30, 2013 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at September 30, 2013 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the nine months ended September 30, 2013 increased the provision expense and the allowance for loan losses by $7, with no corresponding charge-offs during those nine months.  As a result, at September 30, 2013, the Company had an allocation of reserves totaling $7 to customers whose loan terms have been modified during the first nine months of 2013 described above.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of commercial loans by class of loans is as follows:

September 30, 2013	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$85,768	$8,847	$3,314	$97,929
Nonowner-occupied	45,723	5,733	4,039	55,495
Construction	23,163	----	1,006	24,169
Commercial and industrial	57,264	578	3,680	61,522
Total	$211,918	$15,158	$12,039	$239,115

December 31, 2012	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$87,614	$14,057	$3,171	$104,842
Nonowner-occupied	39,627	2,171	10,994	52,792
Construction	16,276	----	1,100	17,376
Commercial and industrial	47,226	4,793	5,220	57,239
Total	$190,743	$21,021	$20,485	$232,249

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. Nonperforming loans are defined as loans that are past due 90 days and still accruing or loans that have been placed on nonaccrual.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2013 and December 31, 2012:

September 30, 2013	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$40,282	$17,698	$43,066	$212,742	$313,788
Nonperforming	12	38	1	3,259	3,310
Total	$40,294	$17,736	$43,067	$216,001	$317,098

December 31, 2012	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$41,153	$18,270	$40,510	$223,148	$323,081
Nonperforming	15	62	7	2,874	2,958
Total	$41,168	$18,332	$40,517	$226,022	$326,039

The Company, through its subsidiaries, grants residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.11% of total loans were unsecured at September 30, 2013, up from 4.87% at December 31, 2012.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2013, the contract amounts of these instruments totaled approximately $68,781, compared to $56,448 at December 31, 2012.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2013 and December 31, 2012 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2013	$15,457	$3,529	$18,986
December 31, 2012	$10,759	$3,526	$14,285

Pursuant to collateral agreements with the FHLB, advances are secured by $198,507 in qualifying mortgage loans, $89,913 in commercial loans and $6,281 in FHLB stock at September 30, 2013.  Fixed-rate FHLB advances of $15,457 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.23%.  There were no variable-rate FHLB borrowings at September 30, 2013.

At September 30, 2013, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at September 30, 2013.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $210,447 at September 30, 2013.  Of this maximum borrowing capacity, the Company had $164,491 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 5.00% and are due at various dates through a final maturity date of December 8, 2014.  At September 30, 2013, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $30,500 at September 30, 2013 and $14,200 at December 31, 2012.

Scheduled principal payments as of September 30, 2013:

	FHLB Borrowings	Promissory Notes	Totals

2013	$318	$1,743	$2,061
2014	1,398	1,786	3,184
2015	1,307	----	1,307
2016	1,228	----	1,228
2017	1,161	----	1,161
Thereafter	10,045	----	10,045
	$15,457	$3,529	$18,986

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.2% and 91.0% of total consolidated revenues for the quarters ended September 30, 2013 and 2012, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$7,294	$636	$7,930
Provision expense	$819	$14	$833
Noninterest income	$1,497	$77	$1,574
Noninterest expense	$6,743	$577	$7,320
Tax expense	$249	$41	$290
Net income	$980	$81	$1,061
Assets	$733,578	$13,928	$747,506

	Three Months Ended September 30, 2012
	Banking	Consumer Finance	Total Company

Net interest income	$7,239	$628	$7,867
Provision expense	$1,170	$13	$1,183
Noninterest income	$1,603	$71	$1,674
Noninterest expense	$6,417	$540	$6,957
Tax expense	$245	$49	$294
Net income	$1,010	$97	$1,107
Assets	$782,183	$13,771	$795,954

	Nine Months Ended September 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$21,641	$2,551	$24,192
Provision expense	$554	$121	$675
Noninterest income	$6,782	$697	$7,479
Noninterest expense	$20,745	$1,840	$22,585
Tax expense	$1,750	$435	$2,185
Net income	$5,374	$852	$6,226
Assets	$733,578	$13,928	$747,506

	Nine Months Ended September 30, 2012
	Banking	Consumer Finance	Total Company

Net interest income	$22,322	$2,510	$24,832
Provision expense	$2,957	$66	$3,023
Noninterest income	$6,491	$636	$7,127
Noninterest expense	$19,732	$1,719	$21,451
Tax expense	$1,577	$460	$2,037
Net income	$4,547	$901	$5,448
Assets	$782,183	$13,771	$795,954

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions which facilitates the payment of tax refunds through a third-party tax software provider.  The Bank has facilitated the payment of these tax refunds through electronic refund check/deposit (“ERC/ERD”) transactions.  ERC/ERD transactions involve the issuing of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund season, typically during the first quarter of each year.  Loan Central also provides refund anticipation loans (“RALs”) to its customers.  RALs are short-term cash advances against a customer’s anticipated income tax refund.

For the three months ended September 30, 2013, the Company’s net income decreased by $46, or 4.2%, as compared to the same period in 2012, to finish at $1,061.  Earnings per share for the third quarter of 2013 also decreased by $.01, or 3.7%, compared to the same period in 2012, to finish at $.26 per share.  For the nine months ended September 30, 2013, net income increased by $778, or 14.3%, to finish at $6,226, compared to the same period in 2012.  Earnings per share for the first nine months of 2013 also increased by $.18, or 13.3%, compared to the same period in 2012, to finish at $1.53 per share.  The annualized net income to average asset ratio, or return on assets (“ROA”), improved to 1.05% at September 30, 2013, as compared to .87% at September 30, 2012.  The Company’s net income to average equity ratio, or return on equity (“ROE”), improved to 10.72% at September 30, 2013, as compared to 9.89% at September 30, 2012.

The largest contributor to the Company’s comparable net income results during the third quarter of 2013 and successful year-to-date growth through September 30, 2013 was lower provision expense, which decreased $350 during the three months ended September 30, 2013, and decreased $2,348 during the nine months ended September 30, 2013, as compared to the same periods in 2012.  The decreases in provision expense in 2013 were impacted mostly by lower levels of net charge-offs and improved asset quality factors when compared to the previous year of 2012.  During the three months ended September 30, 2013, net charge-offs were reduced to $35, a decrease of $490 from the same period in 2012, due to higher charge-offs recognized during the third quarter of 2012.  During the nine months ended September 30, 2013, net charge-offs totaled $314, a decrease of $1,868 from the same period in 2012.  The ratio of nonperforming loans to total loans was 0.84% at September 30, 2013 compared to 1.27% at September 30, 2012.  With the continued improvement in asset quality trends, the historical loan loss factors that impact the general allocations of the allowance for loan losses have decreased.  As a result, the required general reserves have decreased, which contributed to lower provision expense for both the three and nine months ended September 30, 2013 when compared to the same periods in 2012.

Further impacting the net income results were changes in the Company’s noninterest income during 2013.   Noninterest income finished at $1,574 during the three months ended September 30, 2013, representing a decrease of 6.0% when compared to $1,674 of noninterest income recognized during the same period in 2012.  This $100 quarterly decrease was largely due to lower revenue from mortgage banking income and higher losses recognized on other real estate owned.  Noninterest income during the nine months ended September 30, 2013 improved to $7,479, an increase of $352 when compared to the same period in 2012.  Noninterest income during 2013 has been largely impacted by net life insurance proceeds, as well as increased transaction volume related to the Company’s ERC/ERD fees and debit and credit card interchange income.  Bank owned life insurance proceeds of $452 were collected in the first quarter of 2013 in conjunction with the Company’s investment in various benefit plans for its directors and key employees.  Also, during the nine months ended September 30, 2013, ERC/ERD fees increased $253 from the same period in 2012, due to an increase in the number of tax refund items processed.  This revenue source has accounted for 34 percent of the Company’s noninterest income for the first nine months of 2013.  Further contributing to revenue growth during 2013 was the increase in interchange fees earned on debit and credit card transactions.  By continuing to offer incentives to customers to utilize the bank’s debit and credit card for purchases, interchange income increased $209 during the nine months ended September 30, 2013 as compared to the same period in 2012.

Partially offsetting the benefits of lower provision expense and noninterest income improvement during 2013 were changes in net interest income and noninterest expense.  The Company’s net interest income during the three months ended September 30, 2013 improved by $63 to finish at $7,930, as compared to the same period in 2012.  The contributing factor to net interest income growth was a higher net interest margin resulting from a decline in lower yielding asset balances with the Federal Reserve Bank.  During the third quarter of 2013, the average balance of the Company’s Federal Reserve Bank clearing account, earning 25 basis points, decreased $37,358 when compared to the average balance during the third quarter of 2012, which had a positive effect on the net interest margin.  This, combined with the continued decrease in funding costs, improved the third quarter 2013 net interest margin to 4.57%, as compared to 4.23% during the third quarter of 2012.  While the Company’s net interest income improved during 2013’s third quarter, year-to-date net interest income during the nine months ended September 30, 2013 decreased $640 as compared to the same period in 2012.  The decrease was impacted mostly from lower average earning assets of $740,518 at September 30, 2013, as compared to $782,491 at September 30, 2012.  The decline in average loan balances contributed most to lower net interest income and is reflective of the continued stagnant economic environment, which has reduced the amount of lending opportunities within the Company’s market areas.

The Company’s noninterest expenses during the three and nine months ended September 30, 2013 increased $363 and $1,134, respectively, as compared to the same periods in 2012.  Higher noninterest expense was impacted by increases in salaries and employee benefits of $208 and $561 during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increases were largely due to annual merit increases and retirement benefit costs.  The Company also recognized higher incentive costs on customer relationship accounts, which increased overhead expense by $53 during the three months ended September 30, 2013, and $178 during the nine months ended September 30, 2013, as compared to the same periods in 2012.  Noninterest expense was also impacted by fluctuations in foreclosed asset costs, which were down $18 during the three months ended September 30, 2013, but increased $146 during the nine months ended September 30, 2013, as compared to the same periods in 2012.  Foreclosed asset costs are related to the liquidation of real estate assets in process of foreclosure.  Further impacting noninterest expense was a fee of $212 associated with the redemption of $5,000 in trust preferred securities classified as subordinated debentures in March 2013.  While this contributed to the growth in overhead expenses specifically during the nine months ended September 30, 2013, the $5,000 redemption in trust preferred securities is anticipated to have a favorable impact on future earnings due to the elimination of $530 in annual interest expense.

The consolidated total assets of the Company decreased $21,717, or 2.8%, during the first nine months of 2013, as compared to year-end 2012, to finish at $747,506.  This change in assets was due to a decrease in the Company’s earning assets of $18,966 from year-end 2012, mostly from lower interest-bearing deposits with banks and investment securities.  The Company’s interest-bearing deposits with banks decreased $12,087 from year-end 2012, largely from short-term investments in the Company’s Federal Reserve Bank clearing account.  The Company used its Federal Reserve Bank clearing account to fund increased maturities within the Company’s time deposit portfolio, which contributed to lower interest-bearing deposit balances at September 30, 2013.

The Company’s investment securities also decreased $6,299, or 5.3%, during the first nine months of 2013 as compared to year-end 2012.  This change was impacted mostly by a $13,963, or 14.9%, decrease in the Company’s U.S. Government agency (“Agency”) mortgage-backed securities portfolio, which continue to experience increased cash flows from monthly principal repayments.  A portion of the mortgage-backed security proceeds were used to invest in new, long-term U.S. Government sponsored entity (“GSE”) securities, which increased $7,843 from year-end 2012, providing added diversification within the Company’s investment securities portfolio at September 30, 2013.

Further impacting lower assets was the Company’s loan portfolio, which decreased $2,075, or 0.4%, from year-end 2012.  This change in loan balances came primarily from the residential real estate loan portfolio, which decreased $10,021, or 4.4%, from year-end 2012, largely due to a decline in loan demand of long-term, fixed-rate mortgages.  This decrease was partially offset by a $7,946 increase in the Company’s commercial and consumer loan portfolios, collectively, during the nine months ended September 30, 2013, as compared to year-end 2012.  Increases came from both commercial real estate and commercial and industrial loan balances within the commercial loan portfolio and consumer real estate balances within the consumer loan portfolio.

The Company continues to place more emphasis on growing its core deposit sources, such as noninterest-bearing demand accounts as well as interest-bearing NOW, money market and savings account balances. This emphasis has contributed to a larger balance shift away from its noncore deposit sources such as retail and wholesale time deposits. As a result, during the first nine months of 2013, the Company experienced a $37,598 decrease in its noncore time deposit balances from year-end 2012. This is compared to an increase in the Company’s interest-bearing core deposit balances, which were up $17,482 from year-end 2012.  Interest-bearing deposits benefited from increased NOW and savings account balances.  The Company’s noninterest-bearing core deposit balances decreased $6,115 from year-end 2012 primarily from lower business checking account balances.

Comparison of
Financial Condition
at September 30, 2013 and December 31, 2012

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2013 compared to December 31, 2012.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash, as well as interest- and non-interest bearing balances due from banks.  The amounts of cash and cash equivalents fluctuate on a daily basis due to customer activity and liquidity needs.  At September 30, 2013, cash and cash equivalents had decreased $12,754, or 27.9%, to finish at $32,897, as compared to $45,651 at December 31, 2012.  The decrease in cash and cash equivalents was largely affected by the Company’s use of excess funds retained from seasonal tax deposits during the first half of 2013.  The Company will generally experience higher levels of excess funds during the first quarter than any other part of the year due to increased tax refund deposits from its ERC/ERD tax business.  Liquidity levels normalize  during the second and third quarters as these short-term tax refund deposits are fully disbursed from its Federal Reserve Bank clearing account, leaving a portion of retained excess funds.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds while loan demand remains challenged.  With loan demand continuing to decline during the third quarter of 2013, the Company used its Federal Reserve Bank clearing account deposits to help fund a net reduction in deposits of $26,231, primarily related to maturities of retail and wholesale certificates of deposit (“CD’s”).  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  As of the filing date of this report, the interest rate calculated by the Federal Reserve continues to be 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Securities

The balance of total securities decreased $6,299, or 5.3%, as compared to year-end 2012.  The Company’s investment securities portfolio consists of GSE investment securities, agency mortgage-backed securities and obligations of states and political subdivisions.  During the first nine months of 2013, the Company continued to experience increased cash flows from monthly principal repayments of its agency mortgage-backed securities.  Typically, the monthly repayment of principal has been the primary advantage of agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment and loan balances at a declining pace, the cash flow that is being collected is being reinvested at lower rates.  Principal repayments from agency mortgage-backed securities totaled $20,703 from January 1, 2013 through September 30, 2013.   As a result of increasing principal repayments, the Company’s agency mortgage-backed securities decreased $13,963, or 14.9%, from year-end 2012.

The Company invested a portion of the excess funds from its agency mortage-backed securities into new long-term GSE securities, which increased $7,843 from year-end 2012.  The Company’s investment in new GSE securities increased diversification within the investment securities portfolio, which was comprised mostly of agency mortgage-backed securities, totaling 71.3% of total investment securities at September 30, 2013.

For the remainder of 2013, the Company’s focus will be to generate interest revenue primarily through loan growth, as loans generate the highest yields of total earning assets.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  During the first nine months of 2013, total loan balances decreased from year-end 2012 by $2,075, or 0.4%.  Lower loan balances were mostly influenced by the residential real estate loan portfolio.  Generating residential real estate loans remains a significant focus of the Company’s lending efforts. Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. During the first nine months of 2013, total residential real estate loan balances decreased $10,021, or 4.4%, from year-end 2012. The decrease was mostly from the Company’s fixed-rate loans, which declined $20,479, or 15.0%, from year-end 2012. Long-term interest rates continue to remain at historic low levels and have prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans in recent years. Originating long-term fixed-rate real estate loans at such low rates presents interest rate risk. Therefore, to help manage interest rate risk while also satisfying the demand for long-term, fixed-rate real estate loans, the Company has strategically chosen to originate and sell most of its long-term fixed-rate mortgage loans to the secondary market, which allowed its customers to take advantage of low rates.  The Company maintains its relationship with the customer by servicing the loan. The customer must qualify to take advantage of a secondary market loan based on various criteria which could limit volume growth.  In 2012, the Company experienced an increase in refinancing volume for long-term fixed-rate real estate loans, particularly during the second half of 2012.  As a result, during the first nine months of 2013, refinancing volume that led to secondary market sales has trended down, with 99 loans sold totaling $12,143 as compared to 153 loans sold totaling $19,798 during the first nine months of 2012.

The remaining real estate loan portfolio balances increased $10,458, or 11.7%, from year-end 2012.  This increase came primarily from the Company's other variable-rate loan products being offered to its customers as alternative financing options. A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products. This has contributed to higher balances of five-year, adjustable-rate mortgages, which were up $15,821, or 46.8%, from year-end 2012.  The Company will continue to follow its secondary market strategy until long-term interest rates increase back to a range that falls within an acceptable level of interest rate risk.

The decrease in residential real estate loan balances during 2013 was partially offset by increases in the Company’s commercial loan portfolio, which includes both commercial real estate and commercial and industrial loan balances.  Commercial real estate, the Company’s largest segment of commercial loans, increased $2,583, or 1.5%, from year-end 2012.  Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans.  Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.  Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.  Commercial real estate loan balances increased largely from its construction loans, which increased $6,793, or 39.1%, from year-end 2012.  Construction loans are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements.  The Company’s nonowner-occupied loans increased $2,703, or 5.1%, from year-end 2012 due to increases in originations.  Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels and motels.  These loans are primarily impacted by local economic conditions, which dictate occupancy rates and the amount of rent charged. The Company’s owner-occupied loan portfolio decreased during 2013 by $6,913, or 6.6%, from year-end 2012.  This change was in large part due to the larger loan payoffs and paydowns of seven owner-occupied loans totaling $4,947.  Owner-occupied loans consist of nonfarm, nonresidential properties.  A commercial owner-occupied loan is a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property.  Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores.

At September 30, 2013, the Company’s commercial and industrial loan portfolio was up from year-end 2012 by $4,283, or 7.5%, largely from the origination of two larger loans during the second and third quarters of 2013.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Over half of the Company’s total commercial loan portfolio, including participation loans, consists of rental property loans (27.8% of portfolio), hotel and motel loans (6.9% of portfolio), government & education loans (6.2% of portfolio), church loans (5.4% of portfolio) and construction and remodeling loans (5.3% of portfolio).  At September 30, 2013, the primary market areas for the Company’s commercial loan originations, excluding loan participations, continued to be in the areas of Gallia, Jackson and Pike counties of Ohio, which accounted for 37.9% of total originations.  The West Virginia markets also accounted for 22.7% of total originations during the same time period.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

The Company’s total loans were also impacted by consumer loans, which increased $1,080, or 1.1%, from year-end 2012.  The Company’s consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. The limited growth in consumer loans has been mostly affected by the Company’s automobile lending portfolio, which decreased $874, or 2.1%, from year-end 2012. The automobile lending component comprises the largest portion of the Company’s consumer loan portfolio, representing 39.9% of total consumer loans at September 30, 2013. In recent years, growing economic factors have weakened the economy and have limited consumer spending.  The Company continues to maintain a strict loan underwriting process on its consumer auto loan offerings to limit future loss exposure. The Company’s interest rates offered on indirect automobile opportunities have struggled to compete with the more aggressive lending practices of local banks and alternative methods of financing, such as captive finance companies offering loans at below-market interest rates. The decreasing trend of auto loan balances is expected to continue during the remainder of 2013.

The remaining consumer loan products not discussed above increased $1,954, or 3.3%, from year-end 2012, which include changes in loan balances from consumer real estate, recreational vehicles, mobile homes, home equity lines of credit and unsecured loans.

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

During the first nine months of 2013, the Company’s allowance for loan losses increased $361, or 5.2%, to finish at $7,266 as compared to $6,905 at year-end 2012.  This increase in reserves was largely due to specific allocations related to additional collateral value impairment on one commercial and industrial loan relationship.  This resulted in a specific allocation increase of $1,111 to the allowance for loan losses and a corresponding increase to provision for loan losses expense.  The portions of impaired loans for which there are specific allocations reflect losses that the Company expects to incur, as they will not likely be able to collect all amounts due according to the contractual terms of the loan. At September 30, 2013, there was $3,054 in specific allocations reserved for expected losses of impaired loans as compared to $2,107 in reserves at year-end 2012.  The impairment on the commercial and industrial loan relationship mentioned above was the largest contributing factor to this increase in specific allocations.  Although impaired loans have been identified as potential problem loans, they may never become delinquent or classified as nonperforming.

Partially offsetting the increases in specific allocations was a reduction in general allocations related to the Company’s improving asset quality metrics and lower loan balances.  Management has focused on improving asset quality and lowering credit risk while working to maintain its relationships with its borrowers.  As part of the Company’s quarterly analysis of the allowance for loan losses, an improving trend has been identified within its economic risk allocation, which, among other things, accounts for unemployment rates and classified/criticized asset levels.  Since year-end 2012, unemployment rates within the Company’s lending markets have decreased 44 and 55 basis points within both the 12-month and 36-month rolling average, respectively.  The Company’s classified and criticized commercial loan balances have decreased from $41,506 at year-end 2012 to $27,197 at September 30, 2013, which have contributed to a lower general allocation need.  The Company has also continued to experience improving trends in lower loan losses associated with net charge-offs during the past 36 months, which have also contributed to less required general allocations of the allowance for loan losses.  At September 30, 2013, the Company’s annualized ratio of net charge-offs to average loans decreased to 0.08%, as compared to 0.51% at September 30, 2012 and 1.63% at September 30, 2011, primarily within the commercial real estate loan portfolio.  In addition, the Company’s total loan portfolio balance decreased $2,075 from year-end 2012, having a direct impact on lower general allocations of the allowance.  As a result of these improving trends within our various credit quality statistics related to the loan portfolio, the Company’s total general allocations decreased $586, or 12.2%, from year-end 2012.

The Company’s impaired loan levels continue to improve, decreasing $1,701 from year-end 2012.  The change in impaired loans was largely impacted by one commercial real estate loan that was removed from TDR status.  During the second quarter of 2013, the Company re-evaluated the terms and conditions of one commercial real estate relationship that had previously been classified as a TDR.  This previously reported TDR loan, for which there was no principal forgiveness, totaled $4,222 at December 31, 2012.  The loan paid as agreed under the modified terms through maturity in April, 2013.  During the three months ended June 30, 2013, the Bank re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk.  Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance and the overall cash flows of the borrower.  Based on the terms of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status at June 30, 2013 and is no longer evaluated individually for impairment.

The Company experienced a $706 increase in its nonperforming loans from year-end 2012, mostly from within the residential real estate loan portfolio.  Nonperforming loans consist of nonaccruing loans and accruing loans past due 90 days or more.  Nonperforming loans finished at $4,691 at September 30, 2013, compared to $3,985 at year-end 2012.  As a result, the Company’s ratio of nonperforming loans to total loans increased from 0.71% at December 31, 2012 to 0.84% at September 30, 2013.  The Company experienced little change in its nonperforming asset to total asset ratio from year-end 2012, finishing at 1.00% at September 30, 2013, as compared to .99% at December 31, 2012.  Changes in nonperforming assets have been mostly impacted by sales of various commercial and residential real estate properties classified as other real estate owned.  The Company’s foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately represents fair value, and allowing for the recovery of as much of the unpaid principal balance as possible.  Nonperforming loans and nonperforming assets at September 30, 2013 continue to be in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

As a result of increased specific reserves from additional collateral impairment, the ratio of the allowance for loan losses to total loans increased to 1.31% at September 30, 2013, compared to 1.24% at December 31, 2012.  Management believes that the allowance for loan losses at September 30, 2013 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Deposits, both interest- and noninterest-bearing, continue to be the most significant source of funds used by the Company to support earning assets.  Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.  The Company seeks to maintain a proper balance of core deposit relationships on hand while also utilizing various wholesale deposit sources, such as brokered and internet CD balances, as an alternative funding source to manage efficiently the net interest margin.  Deposits are influenced by changes in interest rates, economic conditions and competition from other banks.  Total deposits decreased $26,231, or 4.0%, to finish at $628,833 at September 30, 2013, primarily due to higher priced time deposit accounts not being retained at maturity.  This change in time deposits from year-end 2012 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances. The Bank focuses on core deposit relationships with consumers from local markets who can maintain multiple accounts and services at the Bank. The Company believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors.  As a result, the Bank’s core customer relationship strategy has resulted in a higher portion of its deposits being held in NOW and savings accounts at September 30, 2013 than at December 31, 2012, and a lesser portion of deposits being held in brokered and retail time deposits at September 30, 2013 than at December 31, 2012.

Deposit decreases from year-end 2012 came mostly from the Company’s time deposits.  Historically, time deposits, particularly CD’s, had been the most significant source of funding for the Company’s earning assets, making up 32.3% of total deposits December 31, 2012.  However, these funding sources continue to be less emphasized due to lower market rates and the Company’s focus on growing its core deposit balances.  As a result, time deposits represented 27.7% of total deposits at September 30, 2013.  During the first nine months of 2013, time deposits decreased $37,598, or 17.7%, from year-end 2012.  With loan balances down $2,075 from year-end 2012, the Company has not needed to employ aggressive measures, such as offering higher rates, to attract customer investments in CD’s.  Furthermore, as market rates remain at low levels, the Company has seen the cost of its retail CD balances continue to reprice downward to reflect current deposit rates.  As the Company’s CD rate offerings have fallen considerably from a year ago, the Bank’s CD customers have been more likely to consider re-investing their matured CD balances into other short-term deposit products or with other institutions offering the most attractive rates.  This has led to an increased maturity runoff within its “customer relation” retail CD portfolio.  Furthermore, with the significant downturn in economic conditions, the Bank’s CD customers in general have experienced reduced funds available to deposit with structured terms, choosing to remain more liquid.  As a result, the Company has experienced a decrease within its retail CD balances, which were down $21,683 from year-end 2012.  The Company’s preference of core deposit funding sources has created a lesser reliance on wholesale funding deposits (i.e., brokered and internet CD issuances), which were also down $15,915 from year-end 2012.  The Company will continue to evaluate its use of brokered CD’s to manage interest rate risk associated with longer-term, fixed-rate asset loan demand.

The decrease in deposits was also impacted by the Company’s interest-free funding source, noninterest-bearing demand deposits, which decreased $6,115, or 4.4%, from year-end 2012.  The Company experienced lower balances mostly within its business checking accounts.  Furthermore, seasonal business checking account balances related to ERC/ERD tax refund items have continued to normalize since the first quarter of 2013.

Partially offsetting the decreases in time deposits and noninterest-bearing demand deposits was growth in the Company’s interest-bearing NOW account balances, which increased $12,499, or 11.7%, during the first nine months of 2013 as compared to year-end 2012.  This increase was largely driven by public fund balances related to local city and county school accounts within Gallia County, Ohio. While the Company feels confident in the relationships it has with its public fund customers, these balances will continue to experience larger fluctuations than other deposit account relationships due to the nature of the account activity. Larger public fund balance fluctuations are, at times, seasonal and can be predicted while most other large fluctuations are outside of management’s control. The Company values these public fund relationships it has secured and will continue to market and service these accounts to maintain its long-term relationships.

Deposit increases also came from the Company’s savings account balances, which increased $4,650, or 8.9%, from year-end 2012, coming primarily from its statement savings product.  The increase in savings account balances reflects the customer’s preference to remain liquid while the opportunity for market rates to rise in the near future still exists.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough for the customer to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.

The Company will continue to experience increased competition for deposits in its market areas, which should challenge its net growth.  The Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2013, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

The Company also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy short-term liquidity needs. Other borrowed funds consist primarily of Federal Home Loan Bank (“FHLB”) advances and promissory notes.  During the first nine months of 2013, other borrowed funds increased $4,701, or 32.9%, from year-end 2012.  The increase was related to management’s decision to fund a long-term fixed-rate loan with a FHLB advance with similar repayment terms to mitigate the interest rate risk associated with the loan.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale borrowings to help manage interest rate sensitivity and liquidity.

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

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At September 30, 2013, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at September 30, 2013 of $79,046 increased $3,226, or 4.3%, as compared to the balance of $75,820 at December 31, 2012. Contributing most to this increase was year-to-date net income of $6,226, partially offset by cash dividends paid of $2,112, or $.52 per share.  In addition, accumulated other comprehensive income decreased $888 from year-end 2012, as increasing interest rates at the end of the second quarter caused a reduction in the fair value of the Company’s investment portfolio during that time.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized gain in the portfolio was negatively affected.  These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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
September 30, 2013 and 2012

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months and nine months ended September 30, 2013 compared to the same period in 2012. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  The Company earns interest and dividend income from loans, investment securities and short-term investments while incurring interest expense on interest-bearing deposits, and short- and long-term borrowings.  Net interest income is affected by changes in both the average volume and mix of assets and liabilities and the level of interest rates for financial instruments.  During the third quarter of 2013, net interest income increased $63, or 0.8%, as compared to the third quarter of 2012.  During the nine months ended September 30, 2013, net interest income decreased $640, or 2.6%, as compared to the nine months ended September 30, 2012.  The quarterly improvement was largely due to a higher net interest margin impacted by the stabilization of average loans, an average balance decrease in lower-yielding assets and lower funding costs.  The year-to-date decrease was largely due to a decline in lower average earning asset balances, primarily loans, which yielded less interest income.

 Total interest and fee income recognized on the Company’s earning assets decreased $657, or 7.0%, during the third quarter of 2013, and decreased $2,735, or 9.2%, during the first nine months of 2013, as compared to the same periods in 2012.  The decrease in earnings came largely from loans, particularly the commercial and residential real estate loan portfolios.  Interest and fees on commercial loans during the three months ended September 30, 2013 decreased $179, or 5.6%, and $970, or 9.8%, during the nine months ended September 30, 2013, as compared to the same periods in 2012.  Declining revenues were primarily impacted by lower average balances within the commercial loan portfolio during the first nine months of 2013 versus the same period in 2012.  The lower average balances were the result of significant charge-offs of underperforming commercial loans, as well as large payoffs of various commercial loans that occurred mostly during the first quarter of 2012.  The Company’s average residential real estate loan portfolio decreased during the three and nine months ending September 30, 2013 versus the same periods in 2012.  The decreases in residential real estate loans has been largely the result of management’s strategy to sell the majority of its long-term, fixed-rate real estate loans to the secondary market, while retaining the servicing rights to these loans.  This action continues to generate loan sale and servicing fee revenue within noninterest income, but has resulted in a $284, or 8.5%, decrease in real estate interest and fee income during the three months ended September 30, 2013, and a decrease of $928, or 9.0%, during the first nine months of 2013, as compared to the same periods in 2012.  Lower earnings were also impacted by a decrease in consumer loan interest and fees of $144, or 6.5%, during the three months ended September 30, 2013, and a decrease of $520, or 7.0%, during the first nine months of 2013, as compared to the same periods in 2012.  Contributing to this decrease was lower consumer loan average balances during 2013, primarily from auto loan balances, where competition for loan demand continues to be challenged by other financial institutions and captive finance companies.

While interest and fee income on loans during 2013 continue to remain below 2012, improvements have been evident during the linked quarters of 2013, contributing to the increase in net interest income during the three months ended September 30, 2013, as compared to the same period in 2012.  As previously mentioned, average loan balances during 2012 were negatively impacted by increased charge-offs and paydowns, primarily within the commercial loan portfolio.  During 2013, the Company experienced a significant decrease in commercial loan losses and payoffs combined with increases in new originations, which has allowed for more normalization within its average commercial loan portfolio when compared to 2012.  As a result, the degree of decrease in interest and fees on loans has declined (improved).  When comparing the linked quarters of 2013, total interest and fees on loans during the three months ended March 31, 2013 decreased $1,047, as compared to a $764 decrease during the three months ended June 30, 2013 and a $607 decrease during the three months ended September 30, 2013.

Further contributing to lower interest and fee income was a decrease in yields earned on average earning assets during the quarterly and year-to-date periods ended September 30, 2013, as compared to the same periods in 2012. The average yield on earning assets during the third quarter of 2013 decreased 1 basis point to finish at 5.03%, and decreased 19 basis points during the first nine months of 2013 to finish at 4.94%, as compared to the same periods in 2012.  The decline in asset yields has been impacted mostly by lower market rates.  The asset yield during the third quarter of 2013 finished at a level comparable to 2012.  This improvement was impacted by both the normalization of average loan balances experienced during the third quarter of 2013, as well as the decline in average balances associated with the lower-yielding Federal Reserve Bank clearing account.  During the third quarter of 2013, the average Federal Reserve Bank clearing account balance, yielding 25 basis points, was $25,060, as compared to $62,418 during the third quarter of 2012.  The Company was able to utilize more dollars from its Federal Reserve Bank account to fund maturities of higher-costing time deposits and fund higher-yielding assets during this time.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $720, or 46.8%, during the third quarter of 2013, and decreased $2,095, or 42.8%, during the nine months ended September 30, 2013, as compared to the same periods in 2012.  This was primarily due to lower rates paid on interest-bearing liabilities resulting from the 525 basis point reduction in interest rates by the Federal Reserve throughout 2007 and 2008, with a continuation of this low rate environment into 2013.  The sustained low short-term rates have continued to impact the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2013 (as a continued lagging effect to the Federal Reserve action to drop short-term interest rates).  As a result, the Company’s weighted average costs for time deposits decreased from 1.50% at September 30, 2012 to 1.15% at September 30, 2013, while weighted average costs for core interest-bearing deposits decreased from 0.32% at September 30, 2012 to 0.21% at September 30, 2013.  The Company also continues to experience a deposit composition shift away from higher costing average time deposits to an increasing level of lower costing average interest- and non-interest bearing deposit balances.  As a result, the Company’s average time deposit balances decreased $43,998, or 18.9%, while average interest- and non-interest bearing core deposits experienced a net increase of $3,486, or 0.7%, during the first nine months of 2013 when compared to the same period in 2012.  As a result of decreases in the average market interest rates and the continued deposit composition shift to lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 34 basis points from 0.96% at September 30, 2012 to 0.62% at September 30, 2013.

Further impacting lower funding costs was a decrease in interest expense incurred on the Company’s subordinated debentures that impacted both the quarterly and year-to-date periods ending September 30, 2013.  Prior to 2013, the Company had received proceeds from the issuance of two trust preferred securities classified as subordinated debentures totaling $13,500.  During the first quarter of 2013, the Company redeemed one of the subordinated debentures totaling $5,000 that had a fixed rate of 10.6%.  The redemption supports the Company’s continued emphasis on lowering funding costs to strengthen the net interest margin as average earning assets continue to decline.  As a result, interest expense on subordinated debentures decreased $137, or 76.5%, during the three months ended September 30, 2013, and decreased $389, or 63.6%, during the nine months ended September 30, 2013, as compared to the same periods in 2012.  The Company anticipates an annual interest expense savings of $530, most of which will be recognized in 2013.

During 2013, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin improved 34 basis points to 4.57% during the third quarter of 2013, and improved 13 basis points to 4.43% during the first nine months of 2013, as compared to the same periods in 2012.  The Company will continue to focus on re-deploying the Federal Reserve balances earning 0.25% into higher yielding instruments as opportunities arise. Earlier in 2012, the Federal Reserve announced it would maintain the current state of low interest rates through 2014 or longer to help boost the economy as its recovery has been short of expectations. However, further decreases in interest rates by the Federal Reserve would have a negative effect on the Company’s net interest income, as most of its deposit balances are perceived to be at or near their interest rate floors. The Company will also continue to face pressure on its net interest income and margin improvement unless loan balances begin to expand and become a larger component of overall earning assets.  For additional discussion on the Company’s rate sensitive assets and liabilities, please see Item 3, Quantitative and Qualitative Disclosure About Market Risk, of this Form 10-Q.

Provision for Loan Losses

Credit risk is inherent in the business of originating loans. The Company sets aside an allowance for loan losses through charges to income.   This provision charge is recorded to achieve an allowance for loan losses that is adequate to absorb losses in the Company’s loan portfolio. Management performs, on a quarterly basis, a detailed analysis of the allowance for loan losses that encompasses loan portfolio composition, loan quality, loan loss experience and other relevant economic factors.

During the three and nine months ended September 30, 2013, the Company’s provision expense decreased $350 and $2,348, respectively, when compared to the same periods in 2012.  Provision expense was largely impacted by decreases in net charge-offs.  During the three months ended September 30, 2013, net charge-offs totaled $35, as compared to $525 in net charge-offs during the same period in 2012.  This decrease was largely due to the charge-off of one commercial and industrial loan in September 2012 contributing to $429 in net loan losses and a corresponding increase to provision expense. During the nine months ended September 30, 2013, net charge-offs totaled $314, as compared to $2,182 in net charge-offs during the same period in 2012.  This decrease was largely the result of commercial and real estate loan adjustments that occurred during the previous year’s first quarter.

In addition to lower net charge-offs, provision expense was also impacted by changes in specific allocations which increased provision expense by $344 during the three months ended September 30, 2013, but decreased $604 during the nine months ended September 30, 2013, when compared to the same periods in 2012.  The quarter-to-date increase was impacted by the additional collateral value impairment recognized on one commercial and industrial loan relationship.  The impairment required specific allocations of $524 to be recorded during the third quarter of 2013.  The year-to-date decrease was largely from additional reserves required during the previous year’s second quarter of 2012 from loan impairments that caused an increase in specific allocations during that time.  These additional specific allocations included the impairments in collateral values and ongoing cash flows of two commercial real estate loan relationships identified during the second quarter of 2012.  Both impairments required specific allocations within the allowance for loan losses and corresponding increases to provision for loan losses expense totaling $1,871.

The remaining changes to provision expense were impacted by decreasing general allocations during the period related primarily to economic risk trends, loan losses and improving credit quality standards.  The improving trends of lower unemployment rates, decreasing loan losses and lower classified and criticized asset balances have continued to place less pressure on the general allocations of the allowance for loans losses through September 30, 2013.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2013 was $1,574, a decrease of $100, or 6.0%, as compared to the same quarterly period in 2012.  Noninterest income for the nine months ended September 30, 2013 was $7,479, an increase of $352, or 4.9%, over the nine months ended September 30, 2012.  Noninterest income during 2013 has been largely affected by the Company’s earnings from tax-free bank owned life insurance (“BOLI”) investments.  BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans.  During the first quarter of 2013, the Company received $1,249 in cash proceeds from the settlement of two BOLI policies, which yielded net BOLI proceeds of $452 that was recorded to income.  This contributed to a year-to-date increase of $382, or 64.5%, in BOLI income through September 30, 2013, as compared to the same period in 2012.  BOLI income was down $27, or 13.6%, during the three months ended September 30, 2013, as compared to the same period in 2012.  As a result of net BOLI proceeds being exempt from tax, the Company’s effective tax rate decreased from 27.2% at September 30, 2012 to 26.0% at September 30, 2013.

The successful year-to-date growth in noninterest revenue was also impacted by increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the nine months ended September 30, 2013, the Company’s ERC/ERD fees increased by $253, or 11.1%, as compared to the same period in 2012 due to an increase in the number of ERC/ERD transactions that were processed during the first nine months of 2013.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income was recorded during the first half of 2013, which resulted in a minimal increase of $6 in ERC/ERD fees during the three months ended September 30, 2013, as compared to the same period in 2012.  The Company anticipates only minimal income from ERC/ERD fees to be recognized during the remainder of 2013.

Further improvements to noninterest revenue came from growth in debit and credit interchange income, which increased $80, or 19.0%, during the third quarter of 2013, and increased $209, or 16.9%, during the first nine months of 2013, as compared to the same periods in 2012.  The volume of transactions utilizing the Company’s credit card and Jeanie® Plus debit card continue to increase from a year ago.  Beginning in the second half of 2010, the Company began offering incentive based credit cards that would permit its users to redeem accumulated points for merchandise, as well as cash incentives paid, particularly to business users based on transaction criteria. In addition, similar incentives were introduced to the Company's Jeanie® Plus debit cards during the first quarter of 2011 to promote customer use of such cards rather than cash or checks. While incenting debit/credit card customers has increased customer use of electronic payments, which has contributed to higher interchange revenue, the strategy also fits well with the Company's emphasis on growing and enhancing its customer relationships.

The increases in noninterest income mentioned above were partially offset by a decrease in the net gains on other real estate owned (“OREO”) properties, which was down $36, or 120.0%, during the third quarter of 2013, and down $227, or 125.4%, during the first nine months of 2013, as compared to the same periods in 2012.  Lower net gains on OREO were impacted mostly by last year’s sale of one commercial real estate property that realized a net gain of $100 during the second quarter of 2012.  In addition, during the second quarter of 2013, the Company experienced further impairment of $73 on one commercial real estate property classified as OREO, which was recorded as a write-down to the carrying value of the property.

Decreases in noninterest revenue were also driven by lower mortgage banking income affected by the declining volume of real estate loans being sold to the secondary market.  To help manage consumer demand for longer-termed, fixed-rate real estate mortgages, the Company continues to sell a portion of the real estate loans it originates to the secondary market.  Historic low interest rates on long-term fixed-rate mortgage loans continue to provide consumers with opportunities to refinance their existing mortgages.  The decision to sell long-term fixed-rate mortgages at lower rates also helps to minimize the interest rate risk exposure to rising rates. During the third quarter and year-to-date periods ending September 30, 2012, the Company experienced a higher level of refinancing demand as compared to the same periods in 2013.  The Company sold 99 loans to the secondary market during 2013, down from 153 loans sold during the nine months ended September 30, 2012.  As a result, mortgage banking income was down $81, or 48.8%, during the three months ended September 30, 2013, and down of $67, or 16.8%, during the nine months ended September 30, 2013, as compared to the same periods in 2012.

The Company’s remaining noninterest income categories were collectively down $42, or 5.0%, during the third quarter of 2013, and down $198, or 8.1%, during the first nine months of 2013, when compared to the same periods in 2012.  These changes were primarily due to decreases in service charges on deposits, interest rate swap income and gains recorded on the sale of land in Jackson, Ohio during the first quarter of 2012.

Noninterest Expense

Noninterest expense during the third quarter of 2013 increased $363, or 5.2%, as compared to the third quarter in 2012.  Noninterest expense during the first nine months of 2013 increased $1,134, or 5.3%, as compared to the first nine months of 2012.  Contributing to the growth in net overhead expense were higher salaries and employee benefits, foreclosed asset costs and a one-time trust preferred security redemption fee.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $208, or 5.1%, during the three months ended September 30, 2013, and increased $561, or 4.5%, during the nine months ended September 30, 2013, when compared to the same periods in 2012.  The increase was largely due to annual merit increases and higher retirement benefit costs.

Further impacting noninterest expense was a $212 fee to redeem one of the Company’s trust preferred securities during the first quarter of 2013.  Given the current capital levels and potential for interest expense savings, the Company redeemed the full amount of the $5,000 subordinated debenture on March 7, 2013.

Also contributing to additional noninterest expense during 2013 were foreclosed asset costs, which decreased $18, or 26.1%, during the third quarter of 2013, but increased $146, or 59.8%, during the first nine months of 2013, as compared to the same periods in 2012. The increase was related to costs on various commercial real estate properties during the first quarter of 2013. Foreclosure asset expenses include legal fee, taxes, utility and general maintenance costs related to the properties.

Further increases in noninterest expense were impacted by the Company’s customer incentive costs.  An increasing trend of higher customer incentives incurred on the Company’s demand deposit and credit card products have been part of management’s added emphasis on further building and maintaining core deposit relationships while increasing interchange revenue.  As a result, customer incentive expenses increased $53, or 46.8%, during the three months ended September 30, 2013, and increased $178, or 59.4%, during the nine months ended September 30, 2013, as compared to the same periods in 2012.

Partially offsetting the impact of overhead expense increases during the year-to-date period of 2013 was a decrease in FDIC premium expense.  While FDIC premium expenses were up $51, or 81.0%, during the three months ended September 30, 2013, the Company has benefited in lower year-to-date expense of $254, or 40.4%, during the nine months ended September 30, 2013, as compared to the same periods in 2012. Beginning April 1, 2011, the assessment base for deposit insurance premiums changed from total domestic deposits to average total assets minus average tangible equity, and the assessment rate schedules changed. The new assessment method has afforded the Company lower net premium assessments.

The net change in the remaining noninterest expense categories increased $69, or 2.7%, and $291, or 3.8%, during the three and nine months ended September 30, 2013, as compared to the same periods in 2012.  This includes general increases in various overhead categories such as supplies, postage, interest rate swap expense and consulting fees.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  However,  revenue levels were negatively affected by lower net interest income due to decreasing average earning assets combined with higher overhead expenses. As a result, overhead expense for 2013 has outpaced revenue levels, causing the efficiency ratio levels to worsen from the prior period.  As a result, the quarter-to-date efficiency ratio during the third quarter of 2013 increased from 72.0% to 76.1% when compared to the third quarter of 2012.  The year-to-date efficiency ratio during the first nine months of 2013 increased from 66.4% to 70.5% when compared to the first nine months of 2012.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines as identified in the following table:
	Company Ratios		Regulatory
	9/30/13	12/31/12	Minimum
Tier 1 risk-based capital	15.6%	16.0%	4.00%
Total risk-based capital ratio	16.8%	17.2%	8.00%
Leverage ratio	11.5%	10.9%	4.00%

Cash dividends paid of $2,112 during the first nine months of 2013 represents a 21.7% decrease compared to the cash dividends paid during the same period in 2012.  The year-to-date dividend rate in 2013 was $0.52 per share, down from $0.67 per share paid in 2012.  The Company declared and paid in December 2012 a $0.21 per share dividend that normally would have been paid during the first quarter of 2013, as a result of potential changes in tax rates affecting shareholders in 2013.  The Company proceeded to pay a “special” $0.10 per share dividend during the first quarter of 2013 due to the Company’s stable capital position and financial performance.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $121,747, represented 16.3% of total assets at September 30, 2013. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2013, the Bank could borrow an additional $164,491 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2013, this line had total availability of $40,116.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company's financial condition.

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

Commercial and industrial loans consist of borrowings for commercial purposes by individuals, corporations, partnerships, sole proprietorships, and other business enterprises. Commercial and industrial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations. The Company’s risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclosure, which may require the Company to write down the value significantly to sell.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2013 Percentage Change in Net Interest Income	December 31, 2012 Percentage Change in Net Interest Income
+300	(2.85%)	(3.20%)
+200	(1.71%)	(1.87%)
+100	( .76%)	( .80%)
-100	(2.71%)	(2.32%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At September 30, 2013, the interest rate risk profile reflects a liability sensitive position, which produces lower net interest income due to an increase in interest rates.  The exposure to rising rates has remained comparable to that at year end.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2013.

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2013.

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

OHIO VALLEY BANC CORP.

Date:	November 12, 2013	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	November 12, 2013	By:	/s/Scott W. Shockey
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