Form 10-K
period 2013-12-31
OHIO VALLEY BANC CORP
filed 2014-03-17
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
YES ☑   NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑

    Based on the closing sales price of $22.39 per share on June 30, 2013, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $82,729,352.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2014 was 4,098,753.

Documents Incorporated By Reference:

(1)	Portions of the 2013 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2014 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), and Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurances sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and one wholly-owned subsidiary trust formed solely to issue a trust preferred security.  Ohio Valley also owns a minority interest in an insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 90.5%, 91.2% and 91.8% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2013,  Ohio Valley’s  consolidated assets approximated to $747,368,000, and total shareholders’ equity approximated to $80,419,000.

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

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fifteen offices located in Ohio and West Virginia, all but one offering automatic teller machines (“ATMs”).  Seven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2013.

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

Variable Interest Entities

Ohio Valley  owns one special  purpose entity,  Ohio  Valley  Statutory  Trust III, which  has issued $8,500,000  in trust  preferred  securities.  Ohio Valley has  issued a  like amount  of  subordinated  debentures to the  Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2013 Annual Report to Shareholders under “Note H – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2013.

Financial Information

 Financial information regarding the Company as of December 31, 2013 and 2012 and results of operations for the past three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2013.

Lending Activities

The Company’s loan portfolio increased $8,031,000 to finish at $566,319,000 in 2013.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  Commercial and consumer  loans increased $17,782,000, or 7.7%, and $2,263,000, or 2.3%, respectively, while residential real estate loans decreased $12,014,000, or 5.3%, as compared to 2012.  Consolidated interest and fee revenue from loans accounted for 75.53%, 76.51%, and 80.49% of total consolidated revenues in 2013, 2012 and 2011, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company’s residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien mortgage or deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value (whichever is the lesser) of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages.  The Company’s market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank’s exposure to interest rate risk. Currently, the Bank’s fixed-rate real estate loan offerings are limited to maturity terms up to fifteen years, with 100% of its thirty-year real estate loan demand being sold to to Freddie Mac.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities  available  for  sale, to  maximize the return over the  long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of U.S. government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.02%, 5.22% and 5.10% of total consolidated revenues in 2013, 2012 and 2011, respectively. The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include “core deposits.”  Core deposits include demand deposits, savings and NOW accounts, and certificates of deposit less than $100,000.  The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets.  Short- and long-term advances from the Federal Home Loan Bank have also been a significant source of funding.  Further funding has come from one trust preferred securities offering through Ohio Valley Statutory Trust III, totaling $8,500,000.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Electronic Refund Check / Electronic Refund Deposit Activities

The  Company  began  its  participation  in a  tax  refund  loan  service  in 2006, in which it  serves as a  facilitator for the clearing of tax refunds for a single tax software provider.  A tax refund clearing agreement between the Bank and software provider requires the Bank to process electronic refund checks (“ERC’s”) and electronic refund deposits (“ERD’s”) presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank will, in turn, receive a fee paid by the third-party tax software provider for each transaction that is processed.  During the year ended 2013, the Company’s ERC/ERD fees totaled $2,556,000, an increase of $267,000, or 11.7%, as compared to the same period in 2012. For the 2013 tax season, the volume of ERC/ERD items increased over 2012.  Management continues to be pleased with the significant contribution this revenue source has made, accounting for 30.0% of the overall noninterest income during the year ended 2013.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will generally be recorded during the first half of the fiscal year, with only minimal income recorded thereafter.

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

Historically, larger regional institutions, with substantially greater resources, have been generating a growing market presence.  Yet, in recent years, the financial industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the acquiring companies.  Many financial institutions have experienced significant challenges as a result of the economic crisis, which resulted in bank failures and significant intervention from the U.S. Government.

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

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes pursuant to the Dodd-Frank Act that can still be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau (the “CFPB”) with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies have been adopted, which impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000; and

•
new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices, including providing shareholders the opportunity to cast a non-binding vote on executive compensation and considering the independence of compensation advisers, and new executive compensation disclosure requirements.  In addition, companies will be required to “claw back” incentive compensation under certain circumstances, although regulations have not yet been adopted.

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

Regulation of Ohio State Chartered Banks

As an Ohio state-chartered bank that is a member of the Federal Reserve Bank (“FRB”), the Bank is supervised and regulated primarily by the Ohio Division of Financial Institutions, the Federal Reserve Board and the CFPB.

The Bank’s deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and certain regulations of the FDIC.

Various requirements and restrictions under the laws of the United States, the State of Ohio and the State of West Virginia affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.  Consumer laws and regulations also affect the services provided to Bank customers.

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

State-member banks, such as the Bank, are subject to similar capital requirements adopted by the Federal Reserve Board.  Ohio Valley and the Bank satisfied all applicable capital requirements at December 31, 2013.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

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

The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  In December 2010 and January 2011, the Basel Committee released a new framework, referred to as “Basel III,” and the federal bank regulatory agencies have adopted new capital regulations. Community banking organizations, including Ohio Valley and the Bank, will begin transitioning to new capital rules on January 1, 2015.  The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.
The following is a summary of the major changes from the current general risk-based capital rule:

•
higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5 percent and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0 percent; the retention of a total capital ratio of 8.0 percent; and a minimum leverage ratio of 4.0 percent;

•	stricter eligibility criteria for regulatory capital instruments;

•
restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter;

•	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;

•
stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

•	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

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

In addition, Federal Reserve Board policy requires Ohio Valley to provide notice to the FRB in advance of the payment of a dividend to Ohio Valley’s shareholders under certain circumstances, and the FRB may disapprove of such dividend payment if the FRB determines the payment would be an unsafe or unsound practice.

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

The deposits of the Bank are insured up to statutorily prescribed limits by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.  Insurance premiums for insured institutions are determined based upon the member's capital level and supervisory rating provided to the FDIC by the bank's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund (“DIF”).  Until a change in regulations adopted by the FDIC in February 2011, the assessment rate determined by considering such factors was then applied to the amount of the bank's deposits to determine the bank's insurance premium.  On April 1, 2011, the assessment base was changed from total domestic deposits to average total assets minus average tangible equity.  The new regulations also change the assessment for larger institutions and the assessment rate schedules.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”).  The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions.  The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits.  The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it exempts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions.

The Bank does not engage in any of the trading activities or own any of the types of funds regulated by the Volcker Rule.

Employees

As of December 31, 2013, Ohio Valley and its subsidiaries had approximately 273 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2013 Annual Report to Shareholders, which are incorporated herein by reference.

I.           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
             INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2013, 2012 and 2011 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2013 and 2012 is incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2013		2012		2011
Securities Available for Sale
U.S. Treasury securities	$	----	$	----	$5,513
U.S. Government sponsored entity securities		8,852		1,012	2,559
Agency mortgage-backed securities, residential		75,216		93,953	77,598
Total securities available for sale		$84,068		$94,965	$85,670
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions		$22,814		$23,494	$22,825
Agency mortgage-backed securities, residential		12		17	23
Total securities held to maturity		$22,826		$23,511	$22,848

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.           LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2013	2012	2011	2010	2009

Residential real estate	$214,008	$226,022	$238,490	$236,878	$242,975
Commercial real estate	185,666	175,010	207,455	226,622	211,004
Commercial and industrial	64,365	57,239	45,200	55,306	66,958
Consumer	102,280	100,017	107,163	122,516	130,419
	$566,319	$558,288	$598,308	$641,322	$651,356

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

C.	1.
Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $887,000, $1,115,000 and $726,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.  The amount of interest income that was included in net income recorded on such loans was $804,000, $938,000 and $456,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming and Past Due Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2013 and 2012, there were no loans that are not already included in “Table V - Summary of Nonperforming and Past Due Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2013, 2012 or 2011.

4.
Loan Concentrations - As of December 31, 2013 and 2012, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2013, located in Ohio Valley’s 2013 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2013 and 2012, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2013	2012	2011	2010	2009

Balance, beginning of year	$6,905	$7,344	$9,386	$8,198	$7,799
Loans charged off:
Residential real estate	819	1,066	2,034	971	1,172
Commercial real estate	2	1,949	1,913	2,766	59
Commercial and industrial	600	499	4,725	191	568
Consumer	1,279	1,622	1,750	1,951	2,532
Total loans charged off	2,700	5,136	10,422	5,879	4,331

Recoveries of loans:
Residential real estate	282	140	201	40	41
Commercial real estate	335	35	1,391	70	58
Commercial and industrial	75	2,027	1,127	25	672
Consumer	781	912	765	1,061	747
Total recoveries of loans	1,473	3,114	3,484	1,196	1,518

Net loan charge-offs	(1,227)	(2,022)	(6,938)	(4,683)	(2,813)
Provision charged to operations	477	1,583	4,896	5,871	3,212
Balance, end of year	$6,155	$6,905	$7,344	$9,386	$8,198
Ratio of net charge-offs to average loans outstanding	.22%	.35%	1.11%	.72%	.44%
Ratio of allowance for loan losses to
non-performing assets	122.81%	90.24%	99.34%	99.72%	76.98%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption “Allowance for Loan Losses and Provision Expense” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

V.           DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2013, 2012, or 2011.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2013 and 2012:

December 31, 2013		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$15,265	$8,912	$25,205	$26,662

December 31, 2012		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$21,352	$12,297	$25,804	$42,440

VI.           RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table X - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

VII.           SHORT-TERM BORROWINGS

The following schedule is a summary of securities sold under agreements to repurchase at December 31:

(dollars in thousands)	2013	2012	2011

Balance outstanding at period-end	----	----	$	----
Weighted average interest rate at period-end	----	----		.00%
Average amount outstanding during year	----	----		$19,196
Approximate weighted average interest rate
during the year	----	----		.09%
Maximum amount outstanding as of any
month-end	----	----		$36,680

Newly enacted banking regulations during the third quarter of 2011 permitted the Company to begin paying interest on its business checking accounts and contributed to the decrease in securities sold under agreements to repurchase balances since 2010.  During the years ended December 31, 2013 and 2012, the Company had no securities sold under agreements to repurchase on hand.

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

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes pursuant to the Dodd-Frank Act that can still be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau (the “CFPB”) with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies have been adopted, which impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000; and

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

Through our relationship with a single tax software provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit (“ERC/ERD”).  In return, the Bank charges a fee for the service.  For the 2013 tax season, the Company recorded ERC/ERD fee income of $2,556,000.

Prior to April 2011, the Bank also offered refund anticipation loans (“RALs”).  On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RALs through third parties following the completion of the current tax filing season.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the “IRS”) to cease providing debt indicator information.  The debt indicator information provided an indication of whether an individual taxpayer would have any portion of the anticipated tax refund offset for delinquent taxes or other debts, such as unpaid child support or delinquent federally funded student loans.  In response to the FDIC's expressions of concern, the Bank discontinued offering RALs through unrelated third-party vendors after April 19, 2011.  The Bank’s termination of this product had a negative effect on its results of operations.  The Bank has, though, continued offering ERCs and ERDs through its tax refund clearing agreement with the current software provider.  Furthermore, the FDIC's recommendation did not affect the offerings of RALs by Loan Central.

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

Ohio Valley and the Bank are required by regulatory authorities to maintain specified levels of capital.  Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating inclusion of certain instruments from the calculation of capital.  Ohio Valley and the Bank will begin transitioning to the new requirements on January 1, 2015.  Ohio Valley may be required to raise additional capital.  If Ohio Valley experiences increased loan losses, additional capital may need to be obtained.  In addition, Ohio Valley may elect to raise additional capital to support its business, to finance acquisitions, if any, or for other purposes.  Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.  There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us.  If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Bank failures increased dramatically in recent years, which greatly increased resolution costs of the FDIC and depleted the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC took a number of actions, including increasing assessment rates of insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, changing the assessment base and requiring a prepayment of assessments for over three years.

The Emergency Economic Stabilization Act of 2008 instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transaction accounts was extended until December 31, 2012.

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

  Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2013, located in Ohio Valley’s 2013 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Summary of Common Stock Data” and “Performance Graph” located in Ohio Valley’s 2013 Annual Report to Shareholders and “Note N - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 located in Ohio Valley’s 2013 Annual Report to Shareholders.

On December 31, 2013, Ohio Valley sold 28,634 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $640,000.  No underwriters were involved, and no underwriting discount or commissions were paid.  The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which David W. Thomas, a director of Ohio Valley and the Bank, serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2013.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2013 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Interest Rate Sensitivity and Liquidity” and “Interest Rate Sensitivity -- Table VIII” found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2013 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2013 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2013 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013,
2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

•	Ohio Valley's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2013 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2013 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 14, 2014 (the “2014 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2014 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” and “Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2014 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2014 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2014 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by the Independent Registered Public Accounting Firm” of the 2014 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2013 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013,
2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

OHIO VALLEY BANC CORP.
Date:	March 17, 2014	By:	/s/ Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2014 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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

10.3(a)*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.3(b)*
Schedule A to Exhibit 10.3(a) identifying other identical Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.3(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.4(a)*
The Ohio Valley Bank Company Determination of Director’s Fees Agreement, supplemental to the Director Retirement Agreement, dated December 28, 2007, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.4(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.4(b)*
The Ohio Valley Bank Company Determination of Director’s Fees Agreement, supplemental to the Director Retirement Agreement, dated March 2, 2010, between David W. Thomas and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.4(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.5*
The Ohio Valley Bank Company Salary Continuation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.5 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.6(a)*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 18, 2012, between Anna P. Barnitz and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.6(b)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.7(a)*
Schedule A to Exhibit 10.6(a) identifying other identical Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.7(b)*
Schedule A to Exhibit 10.6(b) identifying other identical Executive Deferred Compensation Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

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

Exhibit Number	Exhibit Description

11	Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2013:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.