Form 10-Q
period 2014-03-31
OHIO VALLEY BANC CORP
filed 2014-05-12
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of common shares of the registrant outstanding as of May 9, 2014 was 4,098,753.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$11,048	$9,841
Interest-bearing deposits with banks	84,556	18,503
Total cash and cash equivalents	95,604	28,344

Securities available for sale	88,858	84,068
Securities held to maturity (estimated fair value: 2014 - $22,892; 2013 - $22,984)	22,620	22,826
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	7,776

Total loans	574,327	566,319
Less: Allowance for loan losses	(6,462)	(6,155)
Net loans	567,865	560,164

Premises and equipment, net	9,478	9,005
Other real estate owned	1,422	1,354
Accrued interest receivable	1,933	1,901
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	25,099	24,940
Other assets	4,813	5,723
Total assets	$825,535	$747,368

LIABILITIES
Noninterest-bearing deposits	$219,202	$149,823
Interest-bearing deposits	482,758	479,054
Total deposits	701,960	628,877

Other borrowed funds	20,161	18,748
Subordinated debentures	8,500	8,500
Accrued liabilities	11,497	10,824
Total liabilities	742,118	666,949

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,758,492 shares issued)	4,758	4,758
Additional paid-in capital	34,883	34,883
Retained earnings	58,944	56,241
Accumulated other comprehensive income	544	249
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	83,417	80,419
Total liabilities and shareholders’ equity	$825,535	$747,368

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Interest and dividend income:
Loans, including fees	$8,814	$8,917
Securities:
Taxable	406	300
Tax exempt	136	144
Dividends	86	67
Other Interest	66	52
	9,508	9,480
Interest expense:
Deposits	573	839
Other borrowed funds	112	81
Subordinated debentures	41	139
	726	1,059
Net interest income	8,782	8,421
Provision for loan losses	494	31
Net interest income after provision for loan losses	8,288	8,390

Noninterest income:
Service charges on deposit accounts	391	424
Trust fees	55	51
Income from bank owned life insurance and annuity assets	159	631
Mortgage banking income	58	137
Electronic refund check / deposit fees	2,648	2,105
Debit / credit card interchange income	504	452
Loss on other real estate owned	(12)	(65)
Gain on sale of ProAlliance Corporation	135	----
Other	180	205
	4,118	3,940
Noninterest expense:
Salaries and employee benefits	4,377	4,439
Occupancy	398	394
Furniture and equipment	180	226
FDIC insurance	127	144
Data processing	321	281
Foreclosed assets	61	295
Other	1,831	2,169
	7,295	7,948

Income before income taxes	5,111	4,382
Provision for income taxes	1,547	1,159

NET INCOME	$3,564	$3,223

Earnings per share	$.87	$.79

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2014	2013

Net Income	$3,564	$3,223

Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	446	(126)
Related tax (expense) benefit	(151)	43
Total other comprehensive income (loss), net of tax	295	(83)

Total comprehensive income	$3,859	$3,140

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013

Balance at beginning of period	$80,419	$75,820

Net income	3,564	3,223

Other comprehensive income (loss), net of tax	295	(83)

Cash dividends	(861)	(406)

Balance at end of period	$83,417	$78,554

Cash dividends per share	$.21	$.10

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2014	2013

Net cash provided by operating activities:	$5,705	$4,759

Investing activities:
Proceeds from maturities of securities available for sale	3,497	7,989
Purchases of securities available for sale	(8,040)	(13,089)
Proceeds from maturities of securities held to maturity	355	351
Purchases of securities held to maturity	(165)	(353)
Redemptions of Federal Home Loan Bank stock	1,200	----
Net change in loans	(8,337)	6,560
Proceeds from sale of other real estate owned	62	421
Purchases of premises and equipment	(652)	(87)
Purchases of bank owned life insurance	----	(149)
Proceeds from bank owned life insurance	----	1,249
Net cash provided by (used in) investing activities	(12,080)	2,892

Financing activities:
Change in deposits	73,083	67,308
Cash dividends	(861)	(406)
Repayment of subordinated debentures	----	(5,000)
Proceeds from Federal Home Loan Bank borrowings	1,653	353
Repayment of Federal Home Loan Bank borrowings	(240)	(185)
Net cash provided by financing activities	73,635	62,070

Change in cash and cash equivalents	67,260	69,721
Cash and cash equivalents at beginning of period	28,344	45,651
Cash and cash equivalents at end of period	$95,604	$115,372

Supplemental disclosure:

Cash paid for interest	$768	$1,440
Cash paid for income taxes	----	----
Transfers from loans to other real estate owned	142	190
Other real estate owned sales financed by the Bank	40	67

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2014, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2014.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2013 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2013 have been reclassified to conform to the presentation for 2014.  These reclassifications had no effect on the net results of operations or shareholders’ equity.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,098,753 for the three months ended March 31, 2014 and 4,062,204 for the three months ended March 31, 2013.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,869	----
Agency mortgage-backed securities, residential	----	79,989	----

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,852	----
Agency mortgage-backed securities, residential	----	75,216	----

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$443
Commercial real estate:
Owner-occupied	----	----	133
Nonowner-occupied	----	----	1,970
Commercial and industrial	----	----	2,809

Other real estate owned:
Commercial real estate:
Construction	----	----	1,058

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$234
Commercial real estate:
Owner-occupied	----	----	133
Nonowner-occupied	----	----	1,973
Commercial and industrial	----	----	2,863

Other real estate owned:
Commercial real estate:
Construction	----	----	1,058

At March 31, 2014, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,680, with a corresponding valuation allowance of $2,325, resulting in a decrease of $173 in provision expense during the three months ended March 31, 2014, with $157 in charge-offs recognized.  At December 31, 2013, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,701, with a corresponding valuation allowance of $2,498, resulting in an increase of $519 in additional provision expense during the year ended December 31, 2013, with no additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at March 31, 2014 and December 31, 2013 had a net carrying amount of $1,058, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,159 at December 31, 2013.  There was $504 in corresponding write-downs during 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

March 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$1,970	Sales approach	Adjustment to comparables	5% to 10%	8%
Commercial and industrial	2,809	Sales approach	Adjustment to comparables	0% to 20%	16%

Other real estate owned:
Commercial real estate:
Construction	1,058	Sales approach	Adjustment to comparables	5% to 35%	19%

December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$1,973	Sales approach	Adjustment to comparables	5% to 10%	8%
Commercial and industrial	2,863	Sales approach	Adjustment to comparables	0% to 20%	16%

Other real estate owned:
Commercial real estate:
Construction	1,058	Sales approach	Adjustment to comparables	5% to 35%	19%

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 are as follows:

Fair Value Measurements at March 31, 2014 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$95,604	$95,604	$	----	$	----	$95,604
Securities available for sale	88,858	----		88,858		----	88,858
Securities held to maturity	22,620	----		11,741		11,151	22,892
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	567,865	----		----		572,175	572,175
Accrued interest receivable	1,933	----		387		1,546	1,933

Financial liabilities:
Deposits	701,960	218,514		483,491		----	702,005
Other borrowed funds	20,161	----		19,324		----	19,324
Subordinated debentures	8,500	----		4,905		----	4,905
Accrued interest payable	751	3		748		----	751

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$28,344	$28,344	$	----	$	----	$28,344
Securities available for sale	84,068	----		84,068		----	84,068
Securities held to maturity	22,826	----		11,502		11,482	22,984
Federal Home Loan Bank and
Federal Reserve Bank stock	7,776	N/A		N/A		N/A	N/A
Loans, net	560,164	----		----		564,589	564,589
Accrued interest receivable	1,901	----		241		1,660	1,901

Financial liabilities:
Deposits	628,877	148,847		479,962		----	628,809
Other borrowed funds	18,748	----		17,453		----	17,453
Subordinated debentures	8,500	----		4,896		----	4,896
Accrued interest payable	792	3		789		----	792

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

Deposit Liabilities: The fair values disclosed for noninterest-bearing deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting in a Level 1 classification. The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Other Borrowed Funds: The carrying values of the Company’s short-term borrowings, generally maturing within ninety days, approximate their fair values, resulting in a Level 2 classification. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Subordinated Debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable: The carrying amount of accrued interest approximates fair value, resulting in a classification that is consistent with the earning assets and interest-bearing liabilities with which it is associated.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at March 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
U.S. Government sponsored entity securities	$9,025	$4	$(160)	$8,869
Agency mortgage-backed securities, residential	79,009	1,401	(421)	79,989
Total securities	$88,034	$1,405	$(581)	$88,858

December 31, 2013
U.S. Government sponsored entity securities	$9,028	$4	$(180)	$8,852
Agency mortgage-backed securities, residential	74,661	1,257	(702)	75,216
Total securities	$83,689	$1,261	$(882)	$84,068

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2014
Obligations of states and political subdivisions	$22,609	$615	$(343)	$22,881
Agency mortgage-backed securities, residential	11	----	----	11
Total securities	$22,620	$615	$(343)	$22,892

December 31, 2013
Obligations of states and political subdivisions	$22,814	$579	$(421)	$22,972
Agency mortgage-backed securities, residential	12	----	----	12
Total securities	$22,826	$579	$(421)	$22,984

The amortized cost and estimated fair value of the securities portfolio at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost		Estimated Fair Value

Due in one year or less	$	----	$	----	$	----	$	----
Due in over one to five years		9,025		8,869		6,670		7,007
Due in over five to ten years		----		----		9,703		9,696
Due after ten years		----		----		6,236		6,178
Agency mortgage-backed securities, residential		79,009		79,989		11		11
Total debt securities		$88,034		$88,858		$22,620		$22,892

The following table summarizes the investment securities with unrealized losses at March 31, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
March 31, 2014	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,860	$(160)	$	----	$	----	$7,860	$(160)
Agency mortgage-backed
securities, residential	28,111	(421)		----		----	28,111	(421)
Total available for sale	$35,971	$(581)	$	----	$	----	$35,971	$(581)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$5,980	$(311)	$224	$(32)	$6,204	$(343)
Total held to maturity	$5,980	$(311)	$224	$(32)	$6,204	$(343)

	Less Than 12 Months		12 Months or More				Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,841	$(180)	$	----	$	----	$7,841	$(180)
Agency mortgage-backed
securities, residential	25,775	(702)		----		----	25,775	(702)
Total available for sale	$33,616	$(882)	$	----	$	----	$33,616	$(882)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$6,743	$(307)	$1,142	$(114)	$7,885	$(421)
Total held to maturity	$6,743	$(307)	$1,142	$(114)	$7,885	$(421)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2014 and December 31, 2013 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2014	2013
Residential real estate	$213,824	$214,008
Commercial real estate:
Owner-occupied	94,172	94,586
Nonowner-occupied	62,661	62,108
Construction	30,106	28,972
Commercial and industrial	72,925	64,365
Consumer:
Automobile	39,623	38,811
Home equity	17,527	17,748
Other	43,489	45,721
	574,327	566,319
Less: Allowance for loan losses	6,462	6,155

Loans, net	$567,865	$560,164

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

March 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$2,807	$1,305	$793	$6,155
Provision for loan losses	307	68	(28)	147	494
Loans charged off	(54)	(157)	----	(255)	(466)
Recoveries	13	22	80	164	279
Total ending allowance balance	$1,516	$2,740	$1,357	$849	$6,462

March 31, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,329	$3,946	$783	$847	$6,905
Provision for loan losses	327	(478)	(33)	215	31
Loans charged-off	(357)	(2)	----	(437)	(796)
Recoveries	15	278	11	228	532
Total ending allowance balance	$1,314	$3,744	$761	$853	$6,672

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013:

March 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$232	$1,361	$850	$6	$2,449
Collectively evaluated for impairment	1,284	1,379	507	843	4,013
Total ending allowance balance	$1,516	$2,740	$1,357	$849	$6,462

Loans:
Loans individually evaluated for impairment	$1,427	$10,147	$2,594	$218	$14,386
Loans collectively evaluated for impairment	212,397	176,792	70,331	100,421	559,941
Total ending loans balance	$213,824	$186,939	$72,925	$100,639	$574,327

December 31, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$213	$1,541	$864	$7	$2,625
Collectively evaluated for impairment	1,037	1,266	441	786	3,530
Total ending allowance balance	$1,250	$2,807	$1,305	$793	$6,155

Loans:
Loans individually evaluated for impairment	$1,438	$10,382	$2,658	$218	$14,696
Loans collectively evaluated for impairment	212,570	175,284	61,707	102,062	551,623
Total ending loans balance	$214,008	$185,666	$64,365	$102,280	$566,319

The following table presents information related to loans individually evaluated for impairment by class of loans:

Three months ended March 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$526	$526	$	----	$527	$7	$7
Commercial real estate:
Owner-occupied	1,827	1,124		----	1,203	9	9
Nonowner-occupied	6,292	5,692		----	5,717	75	75
Commercial and industrial	2,066	1,657		----	1,734	20	20
With an allowance recorded:
Residential real estate	901	901		232	906	9	9
Commercial real estate:
Nonowner-occupied	3,331	3,331		1,361	3,344	34	34
Commercial and industrial	937	937		850	892	10	10
Consumer:
Home equity	218	218		6	218	2	2
Total	$16,098	$14,386		$2,449	$14,541	$166	$166

Three months ended March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$830	$686	$	----	$703	$3	$3
Commercial real estate:
Owner-occupied	5,644	5,098		----	5,313	72	72
Nonowner-occupied	7,849	7,049		----	7,052	93	93
Commercial and industrial	422	----		----	----	----	----
Consumer:
Home equity	219	219		----	220	3	3
With an allowance recorded:
Residential real estate	426	426		133	423	4	4
Commercial real estate:
Nonowner-occupied	3,441	3,441		1,979	3,456	41	41
Total	$18,831	$16,919		$2,112	$17,167	$216	$216

Year ended December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate	$766	$766	$	----	$539	$41	$41
Commercial real estate:
Owner-occupied	1,539	992		----	809	39	39
Nonowner-occupied	6,343	5,743		----	6,359	345	345
Commercial and industrial	2,223	1,811		----	1,234	96	96
With an allowance recorded:
Residential real estate	672	672		213	524	35	35
Commercial real estate:
Owner-occupied	290	290		157	116	----	----
Nonowner-occupied	3,357	3,357		1,384	3,423	164	164
Commercial and industrial	847	847		864	602	46	46
Consumer:
Home equity	218	218		7	87	9	9
Total	$16,255	$14,696		$2,625	$13,693	$775	$775

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2014 and December 31, 2013:

March 31, 2014	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$38	$3,189
Commercial real estate:
Owner-occupied	----	465
Nonowner-occupied	----	----
Commercial and industrial	----	2
Consumer:
Automobile	12	4
Home equity	----	38
Other	----	----
Total	$50	$3,698

December 31, 2013	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$72	$2,662
Commercial real estate:
Owner-occupied	----	799
Nonowner-occupied	----	52
Commercial and industrial	----	21
Consumer:
Automobile	5	8
Home equity	----	38
Other	1	----
Total	$78	$3,580

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2014 and December 31, 2013:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,241	$508	$2,994	$5,743	$208,081	$213,824
Commercial real estate:
Owner-occupied	117	----	465	582	93,590	94,172
Nonowner-occupied	----	----	----	----	62,661	62,661
Construction	----	----	----	----	30,106	30,106
Commercial and industrial	66	----	2	68	72,857	72,925
Consumer:
Automobile	435	83	12	530	39,093	39,623
Home equity	----	----	38	38	17,489	17,527
Other	532	34	----	566	42,923	43,489
Total	$3,391	$625	$3,511	$7,527	$566,800	$574,327

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,922	$1,324	$2,620	$7,866	$206,142	$214,008
Commercial real estate:
Owner-occupied	206	34	683	923	93,663	94,586
Nonowner-occupied	----	----	52	52	62,056	62,108
Construction	60	----	----	60	28,912	28,972
Commercial and industrial	193	115	21	329	64,036	64,365
Consumer:
Automobile	638	123	13	774	38,037	38,811
Home equity	----	----	38	38	17,710	17,748
Other	651	38	1	690	45,031	45,721
Total	$5,670	$1,634	$3,428	$10,732	$555,587	$566,319

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

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2014 and December 31, 2013:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
March 31, 2014
Residential real estate
Interest only payments	$526	$	----	$526
Rate reduction	417		----	417
Commercial real estate:
Owner-occupied
Rate reduction	----		258	258
Maturity extension at lower stated rate than market rate	271		----	271
Nonowner-occupied
Interest only payments	8,380		----	8,380
Reduction of principal and interest payments	644		----	644
Commercial and industrial
Interest only payments	1,657		----	1,657
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218
Total TDR’s	$12,113		$258	$12,371

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
December 31, 2013
Residential real estate
Interest only payments	$527	$	----	$527
Rate reduction	420		----	420
Commercial real estate:
Owner-occupied
Rate reduction	----		259	259
Maturity extension at lower stated rate than market rate	271		----	271
Nonowner-occupied
Interest only payments	8,450		----	8,450
Reduction of principal and interest payments	650		----	650
Commercial and industrial
Interest only payments	1,811		----	1,811
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218
Total TDR’s	$12,347		$259	$12,606

During the three months ended March 31, 2014, the TDR’s described above decreased the provision expense and the allowance for loan losses by $26 with no corresponding charge-offs.  During the year ended December 31, 2013, the TDR’s described above decreased the allowance for loan losses by $321 with no corresponding charge-offs.  This resulted in a decrease to provision expense of $871 during the year ended December 31, 2013.

At March 31, 2014, the balance in TDR loans decreased $235, or 1.9%, from year-end 2013.  The decrease was largely due to principal payments of $154 received on one commercial and industrial loan during the first quarter of 2014.  At March 31, 2014 and December 31, 2013, a total of 98% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $1,485 and $1,511 in reserves to customers whose loan terms have been modified in TDR’s as of March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, the Company had $872 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $718 at December 31, 2013.

There were no TDR loan modifications that occurred during the three months ended March 31, 2014.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended March 31, 2013:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Three months ended March 31, 2013	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate
Interest only payments	$249	$249	$	----	$	----
Total TDR’s	$249	$249	$	----	$	----

As of March 31, 2013, all of the Company’s loans that were restructured during the three months ended March 31, 2013 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at March 31, 2013 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the three months ended March 31, 2013 had no impact on the provision expense or the allowance for loan losses.  As of March 31, 2013, the Company had no allocation of reserves to customers whose loan terms were modified during the first three months of 2013.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 10. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and “classified" assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 or 10. The Company's risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $500.

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

The Company uses the following definitions for its classified loan risk ratings:

Substandard (Loan Grade 9). Loans classified as substandard represent very high risk, serious delinquency, nonaccrual, or unacceptable credit. Repayment through the primary source of repayment is in jeopardy due to the existence of one or more well defined weaknesses, and the collateral pledged may inadequately protect collection of the loans. Loss of principal is not likely if weaknesses are corrected, although financial statements normally reveal significant weakness. Loans are still considered collectible, although loss of principal is more likely than with special mention loan grade 8 loans. Collateral liquidation is considered likely to satisfy debt.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2014	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$86,389	$5,210	$2,573	$94,172
Nonowner-occupied	51,814	7,049	3,798	62,661
Construction	29,169	----	937	30,106
Commercial and industrial	64,893	4,281	3,751	72,925
Total	$232,265	$16,540	$11,059	$259,864

December 31, 2013	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$86,497	$5,310	$2,779	$94,586
Nonowner-occupied	51,119	7,107	3,882	62,108
Construction	27,998	----	974	28,972
Commercial and industrial	56,962	4,081	3,322	64,365
Total	$222,576	$16,498	$10,957	$250,031

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2014 and December 31, 2013:

March 31, 2014	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$39,607	$17,489	$43,489	$210,597	$311,182
Nonperforming	16	38	----	3,227	3,281
Total	$39,623	$17,527	$43,489	$213,824	$314,463

December 31, 2013	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$38,798	$17,710	$45,720	$211,274	$313,502
Nonperforming	13	38	1	2,734	2,786
Total	$38,811	$17,748	$45,721	$214,008	$316,288

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.42% of total loans were unsecured at March 31, 2014, up from 5.13% at December 31, 2013.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2014, the contract amounts of these instruments totaled approximately $60,204, compared to $67,465 at December 31, 2013.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2014 and December 31, 2013 were comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2014	$16,632	$3,529	$20,161
December 31, 2013	$15,219	$3,529	$18,748

Pursuant to collateral agreements with the FHLB, advances were secured by $192,263 in qualifying mortgage loans, $87,369 in commercial loans and $5,081 in FHLB stock at March 31, 2014.  Fixed-rate FHLB advances of $16,632 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.26%.  There were no variable-rate FHLB borrowings at March 31, 2014.

At March 31, 2014, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at March 31, 2014.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $187,067 at March 31, 2014.  Of this maximum borrowing capacity, the Company had $187,067 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 5.00% and are due at various dates through a final maturity date of December 3, 2015.  At March 31, 2014, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $30,000 at March 31, 2014 and $25,000 at December 31, 2013.

Scheduled principal payments as of March 31, 2014:

	FHLB Borrowings	Promissory Notes	Totals

2014	$1,365	$2,411	$3,776
2015	1,462	1,118	2,580
2016	1,386	----	1,386
2017	1,321	----	1,321
2018	1,267	----	1,267
Thereafter	9,831	----	9,831
	$16,632	$3,529	$20,161

NOTE 7 – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and consumer finance. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. Loans, investments, and deposits provide the majority of the net revenues from the banking operation, while loans provide the majority of the net revenues for the consumer finance segment. All Company segments are domestic.

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 85.7% and 86.8% of total consolidated revenues for the quarters ended March 31, 2014 and 2013, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$7,421	$1,361	$8,782
Provision expense	$375	$119	$494
Noninterest income	$3,573	$545	$4,118
Noninterest expense	$6,611	$684	$7,295
Tax expense	$1,173	$374	$1,547
Net income	$2,835	$729	$3,564
Assets	$812,584	$12,951	$825,535

	Three Months Ended March 31, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$7,149	$1,272	$8,421
Provision expense	$(65)	$96	$31
Noninterest income	$3,493	$447	$3,940
Noninterest expense	$7,296	$652	$7,948
Tax expense	$830	$329	$1,159
Net income	$2,581	$642	$3,223
Assets	$821,720	$13,188	$834,908

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control that could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 2013. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions that facilitates the payment of tax refunds through a third-party tax software provider.  The Bank has facilitated the payment of these tax refunds through electronic refund check/deposit (“ERC/ERD”) transactions.  ERC/ERD transactions involve the payment of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund season, typically during the first quarter of each year.  Loan Central also provides refund anticipation loans (“RALs”) to its customers.  RALs are short-term cash advances against a customer’s anticipated income tax refund.

Net income totaled $3,564 during the first quarter of 2014, an increase of $341, or 10.6%, compared to $3,223 during the first quarter of 2013.  Earnings per share for the first quarter of 2014 also increased by $.08, or 10.1%, compared to the first quarter of 2013, to finish at $.87 per share.  The annualized net income to average asset ratio, or return on assets (“ROA”), improved to 1.70% at March 31, 2014, compared to 1.56% at March 31, 2013.  The Company’s net income to average equity ratio, or return on equity (“ROE”), improved to 17.84% at March 31, 2014, compared to 17.13% at March 31, 2013.  The increase in earnings compared to the first quarter of 2013 was largely attributable to higher net interest income and lower noninterest expenses in 2014 than experienced in 2013.

The Company’s net interest income and margin were $8,782 and 4.51%, respectively, for the first quarter of 2014, an increase of 4.3% in net interest income and 2.5% in the margin. The primary reasons for net interest income and margin improvement include increasing average earning assets, a decrease in premium expense on mortgage-backed securities and declines in higher-costing time deposits and subordinated debentures.  These positive impacts completely offset the downward pressure on asset yields due to long-term interest rates remaining at historically low levels.

In 2014, provision expense increased $463 over the prior year’s first quarter.  While the Company experienced a 29.2% decrease in net charge-offs and an 18.1% decrease in nonperforming loans from a year ago, management determined an increase of general allocations was necessary related to specific loan portfolio risks.

Total noninterest income was $4,118 for the quarter ended March 31, 2014, which was 4.5% higher than the prior year’s first quarter.  Year-over-year increases were largely due to tax processing fees through ERC/ERD transactions and a $135 fee as part of an agreement to sell its pro rata share of ProAlliance, a specialty property and casualty insurance company.  These increases were partially offset by a 74.8% decrease in bank owned life insurance and annuity asset income compared to the first quarter of 2013.

Total noninterest expense was $7,295 for the quarter ended March 31, 2014, a decrease of 8.2% from the prior year’s first quarter, largely due to a decrease of $234 in foreclosure expenses.  The Company also incurred a fee of $212 during the first quarter of 2013 associated with the redemption of higher-costing, trust preferred securities, which was not repeated during the first quarter of 2014.

At March 31, 2014, total assets were $825,535, compared to $747,368 at year-end 2013, with the increase due mostly to temporary interest-bearing deposits into the Company’s Federal Reserve Clearing account that were generated from seasonal tax clearing activities during the first quarter of 2014. Gross loan balances were up 1.4% from year-end 2013. Total investment securities increased 4.3% to $111,478 at March 31, 2014, compared to $106,894 at year-end 2013, mostly from purchases of mortgage-backed securities.

Total liabilities were $742,118 at March 31, 2014, up $75,169 since December 31, 2013. Total deposit balances experienced continued growth during 2014, increasing $73,083 compared to year-end 2013. Noninterest-bearing deposits accounted for $69,379 of the increase and were the result of normal seasonal increases in tax refund processing activities and municipal public fund deposit balances. At March 31, 2014, other borrowed funds were $20,161, up 7.5% compared to year-end 2013.

At March 31, 2014, total shareholders' equity was $83,417, up $2,998 since December 31, 2013.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of
Financial Condition
at March 31, 2014 and December 31, 2013

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2014 compared to December 31, 2013.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

At March 31, 2014, cash and cash equivalents increased $67,260, to finish at $95,604, compared to $28,344 at December 31, 2013.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2013, mostly from seasonal increases in ERC/ERD transactions.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds, which are expected to decrease during the remainder of 2014.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Carrying excess cash has a negative impact on interest income since the Company currently only earns 0.25% on its deposits with the Federal Reserve.  As a result, the Company’s focus will be to re-invest these excess funds back into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Securities

The balance of total securities increased $4,584, or 4.3%, compared to year-end 2013.  The increase came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which increased $4,772, or 6.3%, from year-end 2013.  The Company’s investment securities portfolio is made up mostly of agency mortgage-backed securities, representing 71.8% of total investments at March 31, 2014.   During the first quarter of 2014, the Company invested $8,040 in new Agency mortgage-backed securities, while receiving principal repayments of $3,497.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment, the cash flow is being reinvested at lower rates.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  At March 31, 2014, gross loan balances finished at $574,327, an increase of $8,008, or 1.4%, from year-end 2013.  Higher loan balances were mostly impacted by increased origination volume within the commercial and industrial loan portfolio, which grew $8,560, or 13.3%, from year-end 2013.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate loans comprise the largest portion of the Company’s total commercial loan portfolio, representing 71.9% at March 31, 2014.  Commercial real estate loans experienced an increase of $1,273, or 0.69%, from year-end 2013, largely within construction loans.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio at 37.2% and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio. Residential real estate loan balances were relatively flat during the three months ended March 31, 2014, decreasing just $184, or 0.1%, from year-end 2013.  Movement within the real estate portfolio consists of decreasing long-term fixed-rate mortgages partially offset by increasing short-term adjustable-rate mortgage balances. Long-term interest rates continue to remain at historic low levels and prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans, most recently during the second half of 2012.  As part of management’s interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  Since 2012, the refinancing volume for long-term fixed-rate real estate loans has trended down, which contributed to a 75.0% decrease in real estate loans sold during the three months ended March 31, 2014 compared to the first quarter of 2013.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2013.

Consumer loan balances decreased $1,641, or 1.6%, from year-end 2013.  This consumer loan decrease was impacted most by a 1.2% decrease in home equity lines of credit balances and a 4.9% decrease in other consumer loan balances that include mobile homes, recreational vehicles, consumer real estate and unsecured loans.  The Company has historically experienced declining trends within its automobile loan segment due to competitive pressures with below-market interest rate offerings and alternative methods of refinancing.  However, during the first three months of 2014, auto loan balances increased $812, or 2.1%, from year-end 2013, due to loan origination volume increases. The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $6,462 allowance for loan losses at March 31, 2014, an increase of $307, or 5.0%, from year-end 2013. These additional reserves were impacted mostly from general allocation increases the Company felt were necessary to maintain the allowance for loans losses at an adequate level.  As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first quarter of 2014, adjustments were made to the commercial loan loss factor, extending the range of loan loss period from a 3-year rolling average to a 5-year rolling average.  This update was due to the significant decline in net charge-offs that have been experienced since the first quarter of 2012 that were contributing to a lower historical loan loss factor for commercial loans.  By extending the historical loss period to five years, management feels the historical factor is more representative of the expected losses to be incurred on commercial loans.  Management also increased its economic risk factor by adjusting its criticized/classified asset thresholds to incorporate more risk potential within the Company’s special mention and substandard loan portfolios.  As a result, the general allocation component of the allowance for loan losses increased $483, or 13.7%, from year-end 2013.

Specific allocations of the allowance for loan losses that identified collateral impairment of certain impaired loans decreased $176, or 6.7%, from year-end 2013.  The Company also benefited from minimal change in its troubled assets, with nonperforming loans to total loans finishing at 0.65% at March 31, 2014, unchanged from year-end 2013, while nonperforming assets to total assets were 0.63% at March 31, 2014, a decrease of 4 basis points from year-end 2013.  Impaired loans at March 31, 2014 also decreased $310, or 2.1%, from year-end 2013.

The ratio of the allowance for loan losses to total loans increased to 1.13% at March 31, 2014, compared to 1.09% at December 31, 2013.  Management believes that the allowance for loan losses at March 31, 2014 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2014 increased $73,083, or 11.6%, from year-end 2013 primarily from noninterest-bearing deposit balances.  During the first quarter of 2014, the Company experienced a significant increase in its business checking account balances, which increased $69,596, or 77.4%, from year-end 2013.  This increase was largely the result of ERC/ERD tax refund items processed during the first quarter of 2014.  During 2014, the Company benefited from the successful volume increase in ERC/ERD transactions.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company’s business checking accounts should decrease during the remainder of 2014.

Deposit growth also came from interest-bearing NOW account balances, which increased $10,894, or 24.1%, during the first three months of 2014 as compared to year-end 2013.  This increase was largely driven by growth in municipal NOW products due to seasonality of tax collections received, which typically decrease in the second quarter.

In the first quarter of 2014, time deposits decreased $4,979, or 2.9%, from year-end 2013.  As certificates of deposit (“CD”) market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough that many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2013 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2014, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

Other borrowed funds were $20,161 at March 31, 2014, an increase of $1,413, or 7.5%, from year-end 2013. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At March 31, 2014, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at March 31, 2014 of $83,417 increased $2,998, or 3.7%, as compared to $80,419 at December 31, 2013. Contributing most to this increase was year-to-date net income of $3,564, partially offset by cash dividends paid of $861, or $.21 per share.

Comparison of Results of Operations
for the Three Months Ended
March 31, 2014 and 2013

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2014 compared to the same period in 2013. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the first quarter of 2014, net interest income increased $361, or 4.3%, as compared to the first quarter of 2013.  The improvement was largely due to a higher net interest margin impacted by increased average loans, lower premium expenses on investment securities and lower funding costs.

Total interest and fee income recognized on the Company’s earning assets increased $28, or 0.3%, during the first quarter of 2014, as compared to the same period in 2013.  Asset yields on the Company’s earning assets have been negatively impacted by lower market rates and higher average balances within the Company’s lower-yielding Federal Reserve Bank clearing account.  As a result, the earning asset yield at March 31, 2014 was 4.87% compared to 4.95% at March 31, 2013.  Lower asset yields were offset by growth in average loans during the first quarter of 2014, increasing $16,655, or 3.0%, over the first quarter of 2013, driven mostly by the commercial loan portfolio. The Company further benefited from increased earnings within investment securities, which increased $98, or 22.1%, from year-end 2013, coming primarily from Agency mortgage-backed securities.  The effect of slower refinancing volume evident during the first quarter of 2014 has resulted in less principal repayments from Agency mortgage-backed securities, which has caused monthly premium expense to amortize more slowly.  While interest revenues from Agency mortgage-backed securities have decreased $133 from a year ago, amortization expenses have lowered by $227 to completely offset the decline in interest and generate a 34.3% net increase in earnings during the first quarter of 2014, as compared to the same period in 2013.

Total interest expense incurred on the Company’s interest-bearing liabilities during the first quarter of 2014 decreased $333, or 31.4%, from the same period in 2013.  The decrease was primarily due to a sustained low-rate environment that has impacted the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2014.  As a result, the Company’s weighted average costs for time deposits decreased from 1.26% at March 31, 2013 to 0.87% at March 31, 2014.  The Company also continues to experience a deposit composition shift away from higher costing average time deposits to lower costing average interest- and non-interest bearing core deposit balances.  As a result, the Company’s average time deposit balances decreased $29,502, or 14.8%, while average interest- and non-interest bearing core deposits increased $35,130, or 6.7%, during the first three months of 2014 when compared to the same period in 2013.  As a result of decreases in the average market interest rates and the continued deposit composition shift to lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 19 basis points from 0.68% at March 31, 2013 to 0.49% at March 31, 2014.

Further impacting lower funding costs was a decrease of $98, or 70.5%, in interest expense incurred on the Company’s subordinated debentures during the first quarter of 2014 compared to 2013.  The Company redeemed one $5,000 trust preferred security classified as subordinated debentures during the first quarter of 2013.  The redemption relieved the Company of incurring expenses on $5,000 at a fixed-rate of 10.6%.

During 2014, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin improved 11 basis points to 4.51% during the first quarter of 2014, as compared to the same period in 2013.  The Company will continue to focus on re-deploying the excess liquidity retained within the Federal Reserve account earning 0.25% into higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses

During the first quarter of 2014, provision expense charges totaled $494, as compared to provision expense charges of $31 during the first quarter of 2013.  Provision expense was largely impacted by increases in the general allocations of the allowance for loan losses.  During the first quarter of 2014, several general allocation metrics were re-evaluated and adjusted, as previously discussed within the caption “Allowance for Loan Losses”, contributing to higher general allocations within the residential real estate and commercial loan portfolios from year-end 2013.  Losses related to net charge-offs totaled $187 during the first quarter of 2014, as compared to $264 during the first quarter of 2013.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2014 was $4,118, an increase of $178, or 4.5%, over the three months ended March 31, 2013.  Noninterest income improvement during 2014 was largely affectedby increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the first quarter of 2014, the Company’s ERC/ERD fees increased by $543, or 25.8%, as compared to the same period in 2013 due to an increase in the number of ERC/ERD transactions that were processed.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2014, with only minimal income expected during the second half of 2014.

The Company also recorded a gain on sale of its ownership interest in ProAlliance Corporation (“ProAlliance”) of $135 during the first quarter of 2014, which represents the first of two installments the Company expects to receive during 2014.  The Company owns 9% of ProAlliance.  The first installment of $135 was received on February 5, 2014, when the Company received its pro rata share of a non-refundable fee giving the buyers an option to purchase the outstanding shares of ProAlliance.  Assuming the transaction receives regulatory approval and the buyer exercises its option to purchase the shares, the Company anticipates receiving $675 for its ownership interest in ProAlliance, which should occur by June 2014.  Should the second installment be paid, the sum of the two payments will total $810, which will be reported as a gain on sale.  The after-tax impact to the Company’s 2014 net income from the gain would be $535.  Offsetting the gain would be a reduction in dividend income each year following the closing.

Partially offsetting this noninterest revenue growth from tax processing fees and gain on sale of ProAlliance was a decreasein the Company’s earnings from tax-free bank owned life insurance (“BOLI”) investments.  During the first quarter of 2013, the Company received $1,249 in cash proceeds from the settlement of two BOLI policies, which yielded net BOLI proceeds of $452 that was recorded to income.  This income from the first quarter of 2013 was not repeated in 2014.  As a result, BOLI and annuity asset earnings were down $472, or 74.8%, during the first quarter of 2014.

The Company’s remaining noninterest income categories were collectively down $28, or 2.3%, during the first quarter of 2014, when compared to the same period in 2013.  These changes were primarily due to decreases in service charges on deposits and mortgage banking income.

Noninterest Expense

Noninterest expense during the first quarter of 2014 decreased $653, or 8.2%, from the first quarter in 2013.  Contributing to the decline in net overhead expense were lower salaries and employee benefits, decreased foreclosed asset costs, the lack of a one-time trust preferred security redemption fee in 2013 and lower state taxes.

The Company’s largest noninterest expense item, salaries and employee benefits, decreased $62, or 1.4%, during the three months ended March 31, 2014, when compared to the same period in 2013.  The decrease was largely due to lower retirement benefit costs, which more than offset increased salary expenses related to annual merit adjustments.

Foreclosed asset costs also declined $234, or 79.3%, from the first quarter of 2013.  Foreclosure asset expenses include legal fees, taxes, utilities and general maintenance costs related to the properties.

Further impacting noninterest expense was a $212 fee to redeem one of the Company’s trust preferred securities during the first quarter of 2013 that was not repeated in 2014.

The Company also benefited from a reduction in state taxes disbursed during the first quarter of 2014.  As a result of the new Ohio state tax methodology for financial institutions, the Company’s tax expense decreased $82, or 36.1%, during the first quarter of 2014 versus the same period in 2013.  This lower tax is anticipated to continue for the rest of 2014.

The net change in remaining noninterest expense categories during the first quarter of 2014 decreased $63, or 2.3%, as compared to the same period in 2013, related to decreases in various categories such as furniture and equipment, FDIC insurance, supplies and postage.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the first quarter of 2014, the Company was successful in generating higher net revenues due to increased average earning assets, strong net interest margin and growth in tax processing fees.  Furthermore, overhead expenses decreased during the first quarter of 2014 impacted by foreclosure costs, subordinated debenture redemption fee and salaries and employee benefits.  As a result, net revenue levels for 2014 have outpaced overhead expense, causing the efficiency ratio to improve from the prior quarter. The first quarter 2014 efficiency ratio finished at 55.9%, as compared to 63.7% during the first quarter of 2013.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines, as identified in the following table:

	Company Ratios
	3/31/14	12/31/13	Regulatory Minimum
Tier 1 risk-based capital	15.9%	15.7%	4.00%
Total risk-based capital ratio	17.1%	16.8%	8.00%
Leverage ratio	10.6%	11.7%	4.00%

Cash dividends paid of $861 during the first three months of 2014 represents a 112.1% increase compared to the cash dividends paid during the same period in 2013.  The year-to-date dividend rate in 2014 was $0.21 per share, up from $0.10 per share paid in 2013.  The Company declared and paid in December 2012 a $0.21 per share dividend that normally would have been paid during the first quarter of 2013, as a result of potential changes in tax rates affecting shareholders in 2013.  The Company proceeded to pay a “special” $0.10 per share dividend during the first quarter of 2013 due to the Company’s stable capital position and financial performance.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $184,462, represented 22.3% of total assets at March 31, 2014. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2014, the Bank could borrow an additional $140,436 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2014, this line had total availability of $39,701.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2013 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years for the consumer and real estate portfolio segment and 5 years for the commercial portfolio segment. Prior to 2013, the commercial portfolio’s historical loss factor was based on a period of 3 years.  During the first quarter of 2014, management extended the loan loss history to 5 years due to the significant decline in net charge-offs that have been experienced since the first quarter of 2012.  By extending the historical loan loss period to 5 years, management feels the historical factor is more representative of the expected losses to be incurred on commercial loans.  The total loan portfolio’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2014 Percentage Change in Net Interest Income	December 31, 2013 Percentage Change in Net Interest Income
+300	2.60%	(3.04%)
+200	1.91%	(1.84%)
+100	1.03%	(.82%)
-100	(3.13%)	(2.55%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At March 31, 2014, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  This is a change from the liability sensitive position at year end.  Contributing to the change in interest rate risk profile was the significant increase in liquidity due to tax refund processing.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the deposit balance associated with tax refund processing is seasonal, management expects a portion of the balance maintained at the Federal Reserve to decline in subsequent quarters, which will reduce or eliminate our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2014.

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2014.

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

OHIO VALLEY BANC CORP.
Date:	May 12, 2014	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 12, 2014	By:	/s/Scott W. Shockey
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

# Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Comprehensive Income; (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.