Form 10-Q
period 2014-06-30
OHIO VALLEY BANC CORP
filed 2014-08-11
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of common shares of the registrant outstanding as of August 8, 2014 was 4,098,753.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$9,404	$9,841
Interest-bearing deposits with banks	13,240	18,503
Total cash and cash equivalents	22,644	28,344

Securities available for sale	85,570	84,068
Securities held to maturity (estimated fair value: 2014 - $23,469; 2013 - $22,984)	22,929	22,826
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	7,776

Total loans	587,918	566,319
Less: Allowance for loan losses	(7,928)	(6,155)
Net loans	579,990	560,164

Premises and equipment, net	9,423	9,005
Other real estate owned	1,723	1,354
Accrued interest receivable	1,839	1,901
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	25,270	24,940
Other assets	6,582	5,723
Total assets	$763,813	$747,368

LIABILITIES
Noninterest-bearing deposits	$155,493	$149,823
Interest-bearing deposits	482,164	479,054
Total deposits	637,657	628,877

Other borrowed funds	21,901	18,748
Subordinated debentures	8,500	8,500
Accrued liabilities	11,382	10,824
Total liabilities	679,440	666,949

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,758,492 shares issued)	4,758	4,758
Additional paid-in capital	34,883	34,883
Retained earnings	59,427	56,241
Accumulated other comprehensive income	1,017	249
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	84,373	80,419
Total liabilities and shareholders’ equity	$763,813	$747,368

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest and dividend income:
Loans, including fees	$8,223	$8,169	$17,037	$17,086
Securities
Taxable	445	315	851	615
Tax exempt	139	145	275	289
Dividends	80	81	166	148
Other Interest	38	54	104	106
	8,925	8,764	18,433	18,244
Interest expense:
Deposits	578	789	1,151	1,628
Other borrowed funds	119	92	231	173
Subordinated debentures	41	42	82	181
	738	923	1,464	1,982
Net interest income	8,187	7,841	16,969	16,262
Provision for loan losses	1,386	(189)	1,880	(158)
Net interest income after provision for loan losses	6,801	8,030	15,089	16,420

Noninterest income:
Service charges on deposit accounts	395	444	786	868
Trust fees	59	51	114	102
Income from bank owned life insurance and annuity assets	171	172	330	803
Mortgage banking income	57	109	115	246
Electronic refund check / deposit fees	414	406	3,062	2,511
Debit / credit card interchange income	548	493	1,052	945
Gain (loss) on other real estate owned	4	25	(8)	(40)
Gain on sale of ProAlliance Corporation	----	----	135	----
Other	264	265	444	470
	1,912	1,965	6,030	5,905
Noninterest expense:
Salaries and employee benefits	4,235	4,367	8,612	8,806
Occupancy	391	387	789	781
Furniture and equipment	152	208	332	434
FDIC insurance	113	117	240	261
Data processing	293	281	614	562
Foreclosed assets	41	44	102	339
Other	1,772	1,913	3,603	4,082
	6,997	7,317	14,292	15,265

Income before income taxes	1,716	2,678	6,827	7,060
Provision for income taxes	372	736	1,919	1,895

NET INCOME	$1,344	$1,942	$4,908	$5,165

Earnings per share	$.33	$.48	$1.20	$1.27

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net Income	$1,344	$1,942	$4,908	$5,165

Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	716	(2,275)	1,162	(2,401)
Related tax (expense) benefit	(243)	773	(394)	816
Total other comprehensive income (loss), net of tax	473	(1,502)	768	(1,585)

Total comprehensive income	$1,817	$440	$5,676	$3,580

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$83,417	$78,554	$80,419	$75,820

Net income	1,344	1,942	4,908	5,165
Other comprehensive income (loss), net of tax	473	(1,502)	768	(1,585)
Cash dividends	(861)	(853)	(1,722)	(1,259)

Balance at end of period	$84,373	$78,141	$84,373	$78,141

Cash dividends per share	$.21	$.21	$.42	$.31

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2014	2013

Net cash provided by operating activities:	$6,606	$7,212

Investing activities:
Proceeds from maturities of securities available for sale	7,326	14,893
Purchases of securities available for sale	(8,041)	(13,089)
Proceeds from maturities of securities held to maturity	475	467
Purchases of securities held to maturity	(610)	(735)
Purchase of Federal Reserve Bank stock	----	(1,495)
Redemptions of Federal Home Loan Bank stock	1,200	----
Net change in loans	(22,191)	6,345
Proceeds from sale of other real estate owned	107	922
Purchases of premises and equipment	(783)	(159)
Proceeds from bank owned life insurance	----	1,249
Net cash provided by investing activities	(22,517)	8,398

Financing activities:
Change in deposits	8,780	(20,507)
Cash dividends	(1,722)	(1,259)
Repayment of subordinated debentures	----	(5,000)
Proceeds from Federal Home Loan Bank borrowings	3,633	5,853
Repayment of Federal Home Loan Bank borrowings	(530)	(377)
Change in other short-term borrowings	50	3
Net cash used in financing activities	10,211	(21,287)

Change in cash and cash equivalents	(5,700)	(5,677)
Cash and cash equivalents at beginning of period	28,344	45,651
Cash and cash equivalents at end of period	$22,644	$39,974

Supplemental disclosure:

Cash paid for interest	$1,439	$2,273
Cash paid for income taxes	2,731	1,920
Transfers from loans to other real estate owned	484	219
Other real estate owned sales financed by the Bank	65	256

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2014, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2014.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2013 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,098,753 for the three and six months ended June 30, 2014, and 4,062,204 for the three and six months ended June 30, 2013.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NEW ACCOUNTING PRONOUNCEMENTS:  In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)" (ASU 2014-04).  The amendments in ASU 2014-04 clarify the circumstances under which an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of a residential real estate property collateralizing a residential real estate loan.  The amendments in ASU 2014-04 also require interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for reporting periods beginning after December 15, 2014.  The effect of adopting ASU 2014-04 is not expected to have a material effect on the Company’s financial statements.

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,914	----
Agency mortgage-backed securities, residential	----	76,656	----

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,852	----
Agency mortgage-backed securities, residential	----	75,216	----

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$443
Commercial real estate:
Nonowner-occupied	----	----	2,109
Commercial and industrial	----	----	2,471

Other real estate owned:
Commercial real estate:
Construction	----	----	1,058

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$234
Commercial real estate:
Owner-occupied	----	----	133
Nonowner-occupied	----	----	1,973
Commercial and industrial	----	----	2,863

Other real estate owned:
Commercial real estate:
Construction	----	----	1,058

At June 30, 2014, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,237, with a corresponding valuation allowance of $2,214, resulting in a decrease of $127 in provision expense during the six months ended June 30, 2014, with no additional charge-offs recognized.  At December 31, 2013, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,701, with a corresponding valuation allowance of $2,498, resulting in an increase of $519 in additional provision expense during the year ended December 31, 2013, with no additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at June 30, 2014 and December 31, 2013 had a net carrying amount of $1,058, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,159 at December 31, 2013.  There was $504 in corresponding write-downs during 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

June 30, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$2,109	Sales approach	Adjustment to comparables	5% to 10%	8%
Commercial and industrial	2,471	Sales approach	Adjustment to comparables	0% to 20%	16%

Other real estate owned:
Commercial real estate:
Construction	1,058	Sales approach	Adjustment to comparables	5% to 35%	19%

December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$1,973	Sales approach	Adjustment to comparables	5% to 10%	8%
Commercial and industrial	2,863	Sales approach	Adjustment to comparables	0% to 20%	16%

Other real estate owned:
Commercial real estate:
Construction	1,058	Sales approach	Adjustment to comparables	5% to 35%	19%

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 are as follows:
Fair Value Measurements at June 30, 2014 Using:

	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$22,644	$22,644	$	----	$	----	$22,644
Securities available for sale	85,570	----		85,570		----	85,570
Securities held to maturity	22,929	----		11,883		11,586	23,469
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	579,990	----		----		583,928	583,928
Accrued interest receivable	1,839	----		238		1,601	1,839

Financial liabilities:
Deposits	637,657	155,255		482,082		----	637,337
Other borrowed funds	21,901	----		21,224		----	21,224
Subordinated debentures	8,500	----		4,926		----	4,926
Accrued interest payable	818	3		815		----	818

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$28,344	$28,344	$	----	$	----	$28,344
Securities available for sale	84,068	----		84,068		----	84,068
Securities held to maturity	22,826	----		11,502		11,482	22,984
Federal Home Loan Bank stock	7,776	N/A		N/A		N/A	N/A
Loans, net	560,164	----		----		564,589	564,589
Accrued interest receivable	1,901	----		241		1,660	1,901

Financial liabilities:
Deposits	628,877	148,847		479,962		----	628,809
Other borrowed funds	18,748	----		17,453		----	17,453
Subordinated debentures	8,500	----		4,896		----	4,896
Accrued interest payable	792	3		789		----	792

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at June 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
U.S. Government sponsored entity securities	$9,023	$4	$(113)	$8,914
Agency mortgage-backed securities, residential	75,006	1,839	(189)	76,656
Total securities	$84,029	$1,843	$(302)	$85,570

December 31, 2013
U.S. Government sponsored entity securities	$9,028	$4	$(180)	$8,852
Agency mortgage-backed securities, residential	74,661	1,257	(702)	75,216
Total securities	$83,689	$1,261	$(882)	$84,068

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2014
Obligations of states and political subdivisions	$22,919	$787	$(247)	$23,459
Agency mortgage-backed securities, residential	10	----	----	10
Total securities	$22,929	$787	$(247)	$23,469

December 31, 2013
Obligations of states and political subdivisions	$22,814	$579	$(421)	$22,972
Agency mortgage-backed securities, residential	12	----	----	12
Total securities	$22,826	$579	$(421)	$22,984

The amortized cost and estimated fair value of the securities portfolio at June 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value

Due in one year or less	$	----	$	----	$310	$334
Due in over one to five years		9,023		8,914	7,173	6,591
Due in over five to ten years		----		----	8,760	9,804
Due after ten years		----		----	6,676	6,730
Agency mortgage-backed securities, residential		75,006		76,656	10	10
Total debt securities		$84,029		$85,570	$22,929	$23,469

The following table summarizes the investment securities with unrealized losses at June 30, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
June 30, 2014	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$7,905	$(113)	$7,905	$(113)
Agency mortgage-backed
securities, residential		3,662		(3)	8,942	(186)	12,604	(189)
Total available for sale		$3,662		$(3)	$16,847	$(299)	$20,509	$(302)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,881	$(65)	$2,778	$(182)	$4,659	$(247)
Total held to maturity	$1,881	$(65)	$2,778	$(182)	$4,659	$(247)

Less Than 12 Months	12 Months or More	Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,841	$(180)	$	----	$	----	$7,841	$(180)
Agency mortgage-backed
securities, residential	25,775	(702)		----		----	25,775	(702)
Total available for sale	$33,616	$(882)	$	----	$	----	$33,616	$(882)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$6,743	$(307)	$1,142	$(114)	$7,885	$(421)
Total held to maturity	$6,743	$(307)	$1,142	$(114)	$7,885	$(421)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2014 and December 31, 2013 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2014	2013
Residential real estate	$212,729	$214,008
Commercial real estate:
Owner-occupied	93,763	94,586
Nonowner-occupied	66,652	62,108
Construction	33,071	28,972
Commercial and industrial	78,403	64,365
Consumer:
Automobile	40,422	38,811
Home equity	18,066	17,748
Other	44,812	45,721
	587,918	566,319
Less: Allowance for loan losses	7,928	6,155

Loans, net	$579,990	$560,164

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 and 2013:

June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,516	$2,740	$1,357	$849	$6,462
Provision for loan losses	444	383	201	358	1,386
Loans charged off	(139)	----	(4)	(197)	(340)
Recoveries	136	48	97	139	420
Total ending allowance balance	$1,957	$3,171	$1,651	$1,149	$7,928

June 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,314	$3,744	$761	$853	$6,672
Provision for loan losses	(182)	(715)	565	143	(189)
Loans charged-off	(100)	----	----	(284)	(384)
Recoveries	160	5	16	188	369
Total ending allowance balance	$1,192	$3,034	$1,342	$900	$6,468

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013:

June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$2,807	$1,305	$793	$6,155
Provision for loan losses	751	451	173	505	1,880
Loans charged off	(193)	(157)	(4)	(452)	(806)
Recoveries	149	70	177	303	699
Total ending allowance balance	$1,957	$3,171	$1,651	$1,149	$7,928

June 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,329	$3,946	$783	$847	$6,905
Provision for loan losses	145	(1,193)	532	358	(158)
Loans charged-off	(457)	(2)	----	(721)	(1,180)
Recoveries	175	283	27	416	901
Total ending allowance balance	$1,192	$3,034	$1,342	$900	$6,468

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013:

June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$230	$1,194	$907	$6	$2,337
Collectively evaluated for impairment	1,727	1,977	744	1,143	5,591
Total ending allowance balance	$1,957	$3,171	$1,651	$1,149	$7,928

Loans:
Loans individually evaluated for impairment	$1,421	$10,724	$5,910	$219	$18,274
Loans collectively evaluated for impairment	211,308	182,762	72,493	103,081	569,644
Total ending loans balance	$212,729	$193,486	$78,403	$103,300	$587,918

December 31, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$213	$1,541	$864	$7	$2,625
Collectively evaluated for impairment	1,037	1,266	441	786	3,530
Total ending allowance balance	$1,250	$2,807	$1,305	$793	$6,155

Loans:
Loans individually evaluated for impairment	$1,438	$10,382	$2,658	$218	$14,696
Loans collectively evaluated for impairment	212,570	175,284	61,707	102,062	551,623
Total ending loans balance	$214,008	$185,666	$64,365	$102,280	$566,319

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

June 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$896	$896	$230
Commercial real estate:
Nonowner-occupied	3,303	3,303	1,194
Commercial and industrial	2,289	2,289	907
Consumer:
Home equity	219	219	6
With no related allowance recorded:
Residential real estate	525	525	----
Commercial real estate:
Owner-occupied	2,330	1,783	----
Nonowner-occupied	6,238	5,638	----
Commercial and industrial	4,026	3,621	----
Total	$19,826	$18,274	$2,337

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$672	$672	$213
Commercial real estate:
Owner-occupied	290	290	157
Nonowner-occupied	3,357	3,357	1,384
Commercial and industrial	2,658	2,658	864
Consumer:
Home equity	218	218	7
With no related allowance recorded:
Residential real estate	766	766	----
Commercial real estate:
Owner-occupied	1,539	992	----
Nonowner-occupied	6,343	5,743	----
Commercial and industrial	412	----	----
Total	$16,255	$14,696	$2,625

	Three months ended June 30, 2014				Six months ended June 30, 2014
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$898	$8	$8	$902	$17	$17
Commercial real estate:
Nonowner-occupied	3,317	40	40	3,330	74	74
Commercial and industrial	2,441	28	28	2,514	57	57
Consumer:
Home equity	219	2	2	219	4	4
With no related allowance recorded:
Residential real estate	525	6	6	526	14	14
Commercial real estate:
Owner-occupied	1,387	21	21	1,255	30	30
Nonowner-occupied	5,665	76	76	5,691	151	151
Commercial and industrial	1,811	79	79	1,207	79	79
Total	$16,263	$260	$260	$15,644	$426	$426

	Three months ended June 30, 2013				Six months ended June 30, 2013
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$426	$4	$4	$424	$8	$8
Commercial real estate:
Nonowner-occupied	3,438	12	12	3,450	53	53
Commercial and industrial	1,759	68	68	1,173	68	68
With no related allowance recorded:
Residential real estate	475	10	10	481	13	13
Commercial real estate:
Owner-occupied	1,391	19	19	1,362	22	22
Nonowner-occupied	6,549	93	93	6,717	186	186
Consumer:
Home equity	----	----	----	----	3	3
Total	$14,038	$206	$206	$13,607	$353	$353

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2014 and December 31, 2013:

June 30, 2014	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$94	$3,058
Commercial real estate:
Owner-occupied	----	462
Commercial and industrial	----	2
Consumer:
Automobile	48	8
Home equity	----	55
Other	3	----
Total	$145	$3,585

December 31, 2013	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$72	$2,662
Commercial real estate:
Owner-occupied	----	799
Nonowner-occupied	----	52
Commercial and industrial	----	21
Consumer:
Automobile	5	8
Home equity	----	38
Other	1	----
Total	$78	$3,580

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2014 and December 31, 2013:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,237	$721	$2,772	$5,730	$206,999	$212,729
Commercial real estate:
Owner-occupied	81	----	462	543	93,220	93,763
Nonowner-occupied	149	----	----	149	66,503	66,652
Construction	----	----	----	----	33,071	33,071
Commercial and industrial	758	156	2	916	77,487	78,403
Consumer:
Automobile	510	120	51	681	39,741	40,422
Home equity	130	26	55	211	17,855	18,066
Other	397	178	3	578	44,234	44,812
Total	$4,262	$1,201	$3,345	$8,808	$579,110	$587,918

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,922	$1,324	$2,620	$7,866	$206,142	$214,008
Commercial real estate:
Owner-occupied	206	34	683	923	93,663	94,586
Nonowner-occupied	----	----	52	52	62,056	62,108
Construction	60	----	----	60	28,912	28,972
Commercial and industrial	193	115	21	329	64,036	64,365
Consumer:
Automobile	638	123	13	774	38,037	38,811
Home equity	----	----	38	38	17,710	17,748
Other	651	38	1	690	45,031	45,721
Total	$5,670	$1,634	$3,428	$10,732	$555,587	$566,319

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

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2014 and December 31, 2013:
	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
June 30, 2014
Residential real estate
Interest only payments	$525	$	----	$525
Rate reduction	414		----	414
Commercial real estate:
Owner-occupied
Rate reduction	----		254	254
Maturity extension at lower stated rate than market rate	1,067		----	1,067
Nonowner-occupied
Interest only payments	8,303		----	8,303
Reduction of principal and interest payments	638		----	638
Commercial and industrial
Interest only payments	5,025		----	5,025
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	219		----	219
Total TDR’s	$16,191		$254	$16,445

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
December 31, 2013
Residential real estate
Interest only payments	$527	$	----	$527
Rate reduction	420		----	420
Commercial real estate:
Owner-occupied
Rate reduction	----		259	259
Maturity extension at lower stated rate than market rate	271		----	271
Nonowner-occupied
Interest only payments	8,450		----	8,450
Reduction of principal and interest payments	650		----	650
Commercial and industrial
Interest only payments	1,811		----	1,811
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218
Total TDR’s	$12,347		$259	$12,606

During the six months ended June 30, 2014, the TDR’s described above decreased the provision expense and the allowance for loan losses by $194 with no corresponding charge-offs.  During the year ended December 31, 2013, the TDR’s described above decreased the allowance for loan losses by $321 with no corresponding charge-offs.  This resulted in a decrease to provision expense of $871 during the year ended December 31, 2013.

At June 30, 2014, the balance in TDR loans increased $3,839, or 30.5%, from year-end 2013.  The increase was largely due to the modification of three commercial loans totaling $4,388.  During the second quarter of 2014, the contractual terms of two commercial and industrial loans totaling $3,621 were adjusted to permit short-term, interest-only payments, which created a concession to the borrower. During the second quarter of 2014, the contractual maturity of one commercial real estate loan totaling $767 was extended at an interest rate lower than the current market rate for new debt with similar risk, which created a concession to the borrower.  At June 30, 2014 and December 31, 2013, a total of 98% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $1,317 and $1,511 in reserves to customers whose loan terms have been modified in TDR’s as of June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, the Company had $1,975 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $718 at December 31, 2013.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the six months ended June 30, 2014 and 2013:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2014	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Maturity extension at lower stated rate than market rate	$767	$767	$	----	$	----
Commercial and industrial
Interest only payments	3,621	3,621		----		----
Total TDR’s	$4,388	$4,388	$	----	$	----

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2013	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate
Interest only payments	$249	$249	$	----	$	----
Total TDR’s	$249	$249	$	----	$	----

All of the Company’s loans that were restructured during the six months ended June 30, 2014 and 2013 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at June 30, 2014 and 2013 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the six months ended June 30, 2014 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2014, the Company had no allocation of reserves to customers whose loan terms were modified during the first six months of 2014. The loans modified during the six months ended June 30, 2013 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2013, the Company had no allocation of reserves to customers whose loan terms have been modified during the first six months of 2013.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2014	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$86,125	$2,188	$5,450	$93,763
Nonowner-occupied	52,844	5,225	8,583	66,652
Construction	32,751	320	----	33,071
Commercial and industrial	71,137	494	6,772	78,403
Total	$242,857	$8,227	$20,805	$271,889

December 31, 2013	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$86,497	$5,310	$2,779	$94,586
Nonowner-occupied	51,119	7,107	3,882	62,108
Construction	27,998	----	974	28,972
Commercial and industrial	56,962	4,081	3,322	64,365
Total	$222,576	$16,498	$10,957	$250,031

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2014 and December 31, 2013:

June 30, 2014	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$40,366	$18,011	$44,809	$209,577	$312,763
Nonperforming	56	55	3	3,152	3,266
Total	$40,422	$18,066	$44,812	$212,729	$316,029

December 31, 2013	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$38,798	$17,710	$45,720	$211,274	$313,502
Nonperforming	13	38	1	2,734	2,786
Total	$38,811	$17,748	$45,721	$214,008	$316,288

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.28% of total loans were unsecured at June 30, 2014, up from 5.13% at December 31, 2013.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2014, the contract amounts of these instruments totaled approximately $58,090, compared to $67,465 at December 31, 2013.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2014 and December 31, 2013 were comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2014	$18,322	$3,579	$21,901
December 31, 2013	$15,219	$3,529	$18,748

Pursuant to collateral agreements with the FHLB, advances were secured by $191,095 in qualifying mortgage loans, $91,681 in commercial loans and $5,081 in FHLB stock at June 30, 2014.  Fixed-rate FHLB advances of $18,322 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.22%.  There were no variable-rate FHLB borrowings at June 30, 2014.

At June 30, 2014, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at June 30, 2014.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $200,741 at June 30, 2014.  Of this maximum borrowing capacity, the Company had $154,920 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 5.00% and are due at various dates through a final maturity date of December 3, 2015.  At June 30, 2014, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $27,500 at June 30, 2014 and $25,000 at December 31, 2013.

Scheduled principal payments as of June 30, 2014:

	FHLB Borrowings	Promissory Notes	Totals

2014	$1,189	$2,161	$3,350
2015	1,646	1,418	3,064
2016	1,574	----	1,574
2017	1,512	----	1,512
2018	1,462	----	1,462
Thereafter	10,939	----	10,939
	$18,322	$3,579	$21,901

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 88.6%  and 89.1% of total consolidated revenues for the quarters ended June 30, 2014 and 2013, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$7,560	$627	$8,187
Provision expense	$1,425	$(39)	$1,386
Noninterest income	$1,715	$197	$1,912
Noninterest expense	$6,362	$635	$6,997
Tax expense	$295	$77	$372
Net income	$1,193	$151	$1,344
Assets	$750,387	$13,426	$763,813

	Three Months Ended June 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$7,198	$643	$7,841
Provision expense	$(200)	$11	$(189)
Noninterest income	$1,792	$173	$1,965
Noninterest expense	$6,706	$611	$7,317
Tax expense	$671	$65	$736
Net income	$1,813	$129	$1,942
Assets	$738,236	$13,876	$752,112

	Six Months Ended June 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$14,981	$1,988	$16,969
Provision expense	$1,800	$80	$1,880
Noninterest income	$5,288	$742	$6,030
Noninterest expense	$12,973	$1,319	$14,292
Tax expense	$1,468	$451	$1,919
Net income	$4,028	$880	$4,908
Assets	$750,387	$13,426	$763,813

	Six Months Ended June 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$14,347	$1,915	$16,262
Provision expense	$(265)	$107	$(158)
Noninterest income	$5,285	$620	$5,905
Noninterest expense	$14,002	$1,263	$15,265
Tax expense	$1,501	$394	$1,895
Net income	$4,394	$771	$5,165
Assets	$738,236	$13,876	$752,112

NOTE 8 – SUBSEQUENT EVENTS

OVBC Captive, Inc. ("the Captive"), a wholly-owned subsidiary of the Company, began operations in July 2014, in the State of Nevada.  The Captive is a pure captive insurance company as defined by the Nevada Revised Statutes, Chapter 694C, and is engaged in the business of providing commercial property and various liability insurance to the Company and related entities.  The Captive has elected to be taxed under Section 831(b) of the Internal Revenue Code.  Pursuant to Section 831(b), if gross premiums do not exceed $1,200,000, then the Captive is taxable solely on its investment income.  The Captive will be included in the consolidated federal income tax return of the Company.  The Captive has a policy to pay to the Company its federal income tax liability or receive a credit for the tax reduction realized in the event of a loss.  The Captive is subject to federal income taxes and state premium taxes to Nevada.

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

For the three months ended June 30, 2014, the Company’s net income decreased by $598, or 30.8%, as compared to the same period in 2013, to finish at $1,344.  Earnings per share for the second quarter of 2014 also decreased by $.15, or 31.3%, compared to the same period in 2013, to finish at $.33 per share.  For the six months ended June 30, 2014, net income decreased by $257, or 5.0%, to finish at $4,908, compared to the same period in 2013.  Earnings per share for the first half of 2014 also decreased by $.07, or 5.5%, compared to the same period in 2013, to finish at $1.20 per share.  The annualized net income to average asset ratio, or return on assets (“ROA”), lowered to 1.20% at June 30, 2014, as compared to 1.28% at June 30, 2013.  The Company’s net income to average equity ratio, or return on equity (“ROE”), also lowered to 12.03% at June 30, 2014, as compared to 13.45% at June 30, 2013.

The Company recorded higher net interest income during the three and six months ended June 30, 2014, increasing $346, or 4.4%, and $707, or 4.3%, respectively, over the same periods in 2013.  The Company benefited from a stronger net interest margin, which increased to 4.46% during the three months ended June 30, 2014, and 4.49% during the six months ended June 30, 2014, as compared to 4.33% and 4.37% during the same periods in 2013, respectively.  The primary reasons for net interest income and margin improvement include increasing average earning assets, a decrease in amortization expense on mortgage-backed securities and declines in higher-costing time deposits and subordinated debentures.  These positive impacts completely offset the downward pressure on asset yields due to long-term interest rates remaining at historically low levels.

The largest contributor to the Company’s lower net income results during both the second quarter and year-to-date periods ended June 30, 2014 was higher provision expense.  During the three and six months ended June 30, 2014, provision expense increased $1,575 and $2,038, respectively, over the same periods in 2013.  While the Company experienced lower net charge-offs and minimal change in nonperforming loans from a year ago, management determined an increase of general allocations was necessary related to various loan portfolio risks.  Contributing most to this higher general allocation was the downgrade of two impaired commercial credits during the second quarter of 2014, which increased the Company’s classified assets and economic risk factor within the calculation of the allowance for loan losses.  Further discussion can be found under the captions “Allowance for Loan Losses” and “Provision for Loan Losses” within this Management’s Discussion and Analysis.

Total noninterest income during the three months ended June 30, 2014 decreased $53, or 2.7%, while increasing $125, or 2.1%, during the six months ended June 30, 2014, as compared to the same periods in 2013.  Quarter-to-date decreases were largely from lower service charge revenue and mortgage banking income.  Year-over-year increases were largely from tax processing fees through ERC/ERD transactions and a $135 fee as part of an agreement to sell its pro rata share of ProAlliance Corporation (“ProAlliance”), a specialty property and casualty insurance company.  These increases were partially offset by a 58.9% decrease in bank owned life insurance and annuity asset income compared to the first half of 2013.

Total noninterest expense during the three months ended June 30, 2014 decreased $320, or 4.4%, and decreased $973, or 6.4%, during the six months ended June 30, 2014, as compared to the same periods in 2013.  Impacting both the quarter- and year-to-date results were lower salaries and employee benefits, foreclosure expenses and state taxes, which collectively decreased $251 and $629, respectively, from the same periods in 2013.  The Company also incurred a fee of $212 during the first quarter of 2013 associated with the redemption of higher-costing, trust preferred securities, which was not repeated during the first quarter of 2014.

At June 30, 2014, total assets were $763,813, compared to $747,368 at year-end 2013, with the increase due mostly to a $21,599, or 3.8% increase in gross loan balances from year-end 2013.  Total investment securities also increased 1.5% to $108,499 at June 30, 2014, compared to $106,894 at year-end 2013, mostly from purchases of mortgage-backed securities.  Partially offsetting asset growth was a 28.4% reduction in interest-bearing deposits within the Company’s Federal Reserve Clearing account that were generated from seasonal tax clearing activities during the first quarter of 2014.

Total liabilities were $679,440 at June 30, 2014, up $12,491 since December 31, 2013. Total deposit balances experienced continued growth during 2014, increasing $8,780 compared to year-end 2013. Interest-bearing balances accounted for $3,110 of the increase, impacted by municipal public fund deposit balances.  Noninterest-bearing deposits accounted for $5,670 of the increase, resulting from excess deposits retained out of the seasonal increases in tax refund processing activities during the first quarter of 2014.  At June 30, 2014, other borrowed funds were up 16.8% compared to year-end 2013.

At June 30, 2014, total shareholders' equity was $84,373, up $3,954 since December 31, 2013.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of
Financial Condition
at June 30, 2014 and December 31, 2013

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2014 compared to December 31, 2013.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

At June 30, 2014, cash and cash equivalents decreased $5,700, to finish at $22,644, compared to $28,344 at December 31, 2013.  The decrease in cash and cash equivalents was largely affected by the Company’s use of excess funds retained from seasonal tax deposits during the first half of 2014.  The Company will generally experience higher levels of excess funds during the first quarter than any other part of the year due to increased tax refund deposits from its ERC/ERD tax business.  Liquidity levels normalize during the second quarter as these short-term tax refund deposits are fully disbursed from its Federal Reserve Bank clearing account, leaving a portion of retained excess funds.  The Company used its Federal Reserve Bank clearing account deposits to help fund the growing loan portfolio and maturities of retail certificates of deposit (“CD’s”).  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Securities

The balance of total securities increased $1,605, or 1.5%, compared to year-end 2013.  The increase came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which increased $1,438, or 1.9%, from year-end 2013.  The Company’s investment securities portfolio is made up mostly of agency mortgage-backed securities, representing 70.7% of total investments at June 30, 2014.  During the first half of 2014, the Company invested $8,041 in new Agency mortgage-backed securities, while receiving principal repayments of $7,327.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment, the cash flow is being reinvested at lower rates.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  At June 30, 2014, gross loan balances finished at $587,918, an increase of $21,599, or 3.8%, from year-end 2013.  Higher loan balances were mostly impacted by increased origination volume within the commercial and industrial loan portfolio, which grew $14,038, or 21.8%, from year-end 2013.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate loans comprise the largest portion of the Company’s total commercial loan portfolio, representing 71.2% at June 30, 2014.  Commercial real estate loans experienced an increase of $7,820, or 4.2%, from year-end 2013, largely within construction loans.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio at 36.2% and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first half of 2014 decreased $1,279, or 0.6%, from year-end 2013.  Movement within the real estate portfolio consists of decreasing long-term fixed-rate mortgages partially offset by increasing short-term adjustable-rate mortgage balances. Long-term interest rates continue to remain at historic low levels and prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans, most recently during the second half of 2012.  As part of management’s interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  Since 2012, the refinancing volume for long-term fixed-rate real estate loans has trended down, which contributed to a 52.5% decrease in real estate loans sold during the six months ended June 30, 2014 compared to the same period in 2013.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2013.

Consumer loan balances increased $1,020, or 1.0%, from year-end 2013.  The Company has experienced declining trends within its automobile loan segment for the past several years due to competitive pressures with below-market interest rate offerings and alternative methods of refinancing.  However, during the first half of 2014, auto loan balances increased $1,611, or 4.2%, from year-end 2013, due to loan origination volume increases.  Further increases to consumer loans came from all-terrain vehicles and home equity lines of credit.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $7,928 allowance for loan losses at June 30, 2014, an increase of $1,773, or 28.8%, from year-end 2013. These additional reserves were impacted mostly from general allocation increases impacted by the economic risk factors within the calculation of the allowance for loan losses.  As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the second quarter of 2014, the Company experienced a downgrade of two commercial credits that shifted $12,000 from a criticized loan classification to a classified loan classification.  The two commercial credits are impaired and have been individually evaluated for impairment since year-end.  As more current information became readily available, management determined the downgrades were necessary due to a continuing trend of decreasing cash flow coverage ratios of the borrower.  As a result of higher classified assets, the economic risk factor increased, which required additional general reserves within the allowance for loan losses.  While this impact was caused mostly by commercial loans, the higher economic risk factor at June 30, 2014 was applied to the entire loan portfolio, increasing the general allocations within the residential real estate and consumer loan portfolios, as well as commercial.  Furthermore, during the first quarter of 2014, adjustments were made to the commercial loan loss factor, extending the range of loan loss period from a 3-year rolling average to a 5-year rolling average.  This update was due to the significant decline in net charge-offs that have been experienced since the first quarter of 2012 that were contributing to a lower historical loan loss factor for commercial loans.  By extending the historical loss period to five years, management feels the historical factor is more representative of the expected losses to be incurred on commercial loans.  Management also increased its economic risk factor by adjusting its criticized/classified asset thresholds to incorporate more risk potential within the Company’s special mention and substandard loan portfolios.  As a result of the second quarter loan downgrades and the first quarter allowance calculation adjustments, the general allocation component of the allowance for loan losses increased $2,061, or 58.4%, from year-end 2013.

Specific allocations of the allowance for loan losses that identified collateral impairment of certain impaired loans decreased $288, or 11.0%, from year-end 2013.  The Company also benefited from minimal change in its troubled assets, with nonperforming loans to total loans finishing at 0.63% at June 30, 2014, down 2 basis points from year-end 2013.  The Company’s nonperforming assets to total assets totaled 0.71% at June 30, 2014, an increase of 4 basis points from year-end 2013.  Impaired loans at June 30, 2014 increased $3,578, or 24.3%, from year-end 2013, largely from the restructuring of a commercial and industrial loan relationship during the second quarter of 2014.

The ratio of the allowance for loan losses to total loans increased to 1.35% at June 30, 2014, compared to 1.09% at December 31, 2013.  Management believes that the allowance for loan losses at June 30, 2014 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at June 30, 2014 increased $8,780, or 1.4%, from year-end 2013.  This deposit growth came primarily from interest-bearing NOW account balances, which increased $5,903, or 5.6%, during the first half of 2014 as compared to year-end 2013.  This increase was largely driven by public fund balances related to local city and county school accounts within Gallia County, Ohio.

Deposit growth also came from noninterest-bearing deposit balances, which increased $5,670, or 3.8%, from year-end 2013.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first quarter of 2014.  The Company is one of a few institutions that provide ERC/ERD processing for a tax software provider.  During 2014, this software provider was successful in increasing the volume of its ERC/ERD transactions from the same period in 2013.  These seasonal business checking account balances should continue to normalize during the remainder of 2014.

In the first half of 2014, time deposits decreased $4,123, or 2.4%, from year-end 2013.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough that many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2013 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2014, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

Other borrowed funds were $21,901 at June 30, 2014, an increase of $3,153, or 16.8%, from year-end 2013. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At June 30, 2014, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at June 30, 2014 of $84,373 increased $3,954, or 4.9%, as compared to $80,419 at December 31, 2013. Contributing most to this increase was year-to-date net income of $4,908, partially offset by cash dividends paid of $1,722, or $.42 per share.

Comparison of Results of Operations
for the Three and Six Months Ended
June 30, 2014 and 2013

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2014 compared to the same periods in 2013. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the second quarter of 2014, net interest income increased $346, or 4.4%, as compared to the second quarter of 2013.  During the six months ended June 30, 2014, net interest income increased $707, or 4.3%, as compared to the six months ended June 30, 2013.  The improvement was largely due to a higher net interest margin impacted by increased average loans, lower amortization expenses on investment securities and lower funding costs.

Total interest and fee income recognized on the Company’s earning assets increased $161, or 1.8%, during the second quarter of 2014, and increased $189, or 1.0%, during the first half of 2014, as compared to the same periods in 2013.  Asset yields on the Company’s earning assets have been negatively impacted by lower market rates and higher average balances within the Company’s lower-yielding Federal Reserve Bank clearing account.  As a result, the year-to-date earning asset yield at June 30, 2014 was 4.87% compared to 4.89% at June 30, 2013.  Lower asset yields were offset by growth in average loans during the first half of 2014, increasing $23,877, or 4.3%, over the first half of 2013, driven mostly by the commercial loan portfolio. The Company further benefited from increased earnings within investment securities, which increased $124, or 27.0%, during the second quarter of 2014, and $222, or 24.6%, during the first half of 2014, as compared to the same periods in 2013.  The improvement came primarily from Agency mortgage-backed securities.  The effect of slower refinancing volume evident during the first half of 2014 has resulted in less principal repayments from Agency mortgage-backed securities, which has caused monthly amortization expense to be recognized more slowly.  While quarterly and year-to-date interest revenues from Agency mortgage-backed securities have decreased $78 and $211, respectively, from a year ago, amortization expenses have lowered by $209 and $436, respectively, to completely offset the decline in interest.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $185, or 20.0%, during the second quarter of 2014, and decreased $518, or 26.1%, during the six months ended June 30, 2014, as compared to the same periods in 2013.  The decreases were primarily due to a sustained low-rate environment that has impacted the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2014.  As a result, the Company’s weighted average costs for time deposits decreased from 1.22% at June 30, 2013 to 0.85% at June 30, 2014.  The Company also continues to experience a deposit composition shift away from higher costing average time deposits to lower costing average interest- and non-interest bearing core deposit balances.  As a result, the Company’s average time deposit balances decreased $24,421, or 12.5%, while average interest- and non-interest bearing core deposits increased $28,162, or 5.6%, during the first six months of 2014 when compared to the same period in 2013.  As a result of decreases in the average market interest rates and the continued deposit composition shift to lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 17 basis points from 0.65% at June 30, 2013 to 0.48% at June 30, 2014.

Further impacting lower funding costs was a decrease of $99, or 54.7%, in interest expense incurred on the Company’s subordinated debentures during the first half of 2014 compared to the first half of 2013.  The Company redeemed one $5,000 trust preferred security classified as subordinated debentures during the first quarter of 2013.  The redemption relieved the Company of incurring expenses on $5,000 at a fixed-rate of 10.6%.

During 2014, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin improved 13 basis points to 4.46% during the second quarter of 2014, and 12 basis points to 4.49% during the first half of 2014, as compared to the same periods in 2013.  The Company will continue to focus on re-deploying the excess liquidity retained within the Federal Reserve account earning 0.25% into higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and become a larger component of overall earning assets.

Provision for Loan Losses

During the second quarter of 2014, provision expense charges increased $1,575, and increased $2,038 during the first half of 2014, as compared to the same periods in 2013.  Provision expense was largely impacted by increases in the general allocations of the allowance for loan losses.  During the second quarter of 2014, two impaired commercial credits totaling $12,000 were downgraded due to decreasing cash flows causing classified assets to increase, which impacted the economic risk factor within the allowance for loan loss calculation.  Furthermore, during the first quarter of 2014, several general allocation metrics were re-evaluated and adjusted, as previously discussed within the caption “Allowance for Loan Losses”, contributing to higher general allocations within the residential real estate and commercial loan portfolios from year-end 2013.  The Company has benefited from lower losses related to net charge-offs, which totaled $107 during the first half of 2014, as compared to $279 during the first half of 2013.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended June 30, 2014 was $1,912, a decrease of $53, or 2.7%, from the three months ended June 30, 2013.  Noninterest income for the six months ended June 30, 2014 was $6,030, an increase of $125, or 2.1%, over the six months ended June 30, 2013.  The quarterly decrease in noninterest income came primarily from less service charge income from lower overdrafts and a decline in mortgage banking income due to lower refinancing volume.  The year-to-date improvement in noninterest income was largely affectedby increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the first half of 2014, the Company’s ERC/ERD fees increased by $551, or 21.9%, as compared to the same period in 2013 due to an increase in the number of ERC/ERD transactions that were processed.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2014, with only minimal income expected during the second half of 2014.

The Company also recorded a gain on sale of its ownership interest in ProAlliance of $135 during the first quarter of 2014, which represents the first of two installments the Company expected to receive during 2014.  The Company owns 9% of ProAlliance.  The first installment of $135 was received on February 5, 2014, when the Company received its pro rata share of a non-refundable fee giving the buyers an option to purchase the outstanding shares of ProAlliance.  Since this first installment, the transaction received regulatory approval and the buyer exercised its option to purchase the shares.  On August 1, 2014, the Company received its second installment of $675 for its ownership interest in ProAlliance.  Total proceeds from the sale, including the $135 non-refundable fee from the first quarter of 2014, totaled $810, which will be reported as a gain on sale.  The total after-tax impact to the Company’s 2014 net income from the gain will be $535.  Partly offsetting the gain will be a reduction in dividend income each year following the closing.

Partially offsetting this noninterest revenue growth from tax processing fees and gain on sale of ProAlliance was a decrease in the Company’s earnings from tax-free bank owned life insurance (“BOLI”) investments.  During the first quarter of 2013, the Company received $1,249 in cash proceeds from the settlement of two BOLI policies, which yielded net BOLI proceeds of $452 that was recorded to income.  This income from the first quarter of 2013 was not repeated in 2014.  As a result, BOLI and annuity asset earnings were down $1, or 0.6%, during the three months ended June 30, 2014, and $473, or 58.9%, during the six months ended June 30, 2014, as compared to the same periods in 2013.

Noninterest Expense

Noninterest expense during the second quarter of 2014 decreased $320, or 4.4%, from the second quarter of 2013. Noninterest expense during the first half of 2014 decreased $973, or 6.4%, from the first half of 2013.  Contributing to the decline in net overhead expense were lower salaries and employee benefits, decreased foreclosed asset costs, the lack of a one-time trust preferred security redemption fee in 2013 and lower state taxes.

The Company’s largest noninterest expense item, salaries and employee benefits, decreased $132, or 3.0%, during the second quarter of 2014, and $194, or 2.2%, during the first half of 2014, as compared to the same periods in 2013.  The decreases were largely due to lower retirement benefit costs, which more than offset increased salary expenses related to annual merit adjustments.

Foreclosed asset costs also declined $3, or 6.8%, during the second quarter of 2013, and $237, or 69.9%, during the first half of 2014, as compared to the same periods in 2013.  Foreclosure asset expenses include legal fees, taxes, utilities and general maintenance costs related to the properties.

Further impacting noninterest expense was a $212 fee to redeem one of the Company’s trust preferred securities during the first quarter of 2013 that was not repeated in 2014.

The Company also benefited from a reduction in state taxes disbursed during the second quarter and first half of 2014.  Effective January 1, 2014, the state of Ohio’s corporate franchise tax was replaced with the financial institutions tax.  The new tax is based on equity capital and a single gross receipts apportionment factor, while the corporate franchise tax was based on net worth and three apportionment factors.  As a result of the new Ohio state tax methodology for financial institutions, the Company’s tax expense decreased $116, or 51.0%, during the second quarter of 2014, and $198, or 43.5%, during the first half of 2014, as compared to the same periods in 2013.  This lower tax is anticipated to continue for the rest of 2014.

The net decrease in the remaining noninterest expense categories during the three and six months ended June 30, 2014, as compared to the same periods in 2013, were related to decreases in various categories such as furniture and equipment, FDIC insurance, and supplies and postage.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines, as identified in the following table:

	Company Ratios
	6/30/14	12/31/13	Regulatory Minimum
Tier 1 risk-based capital	15.6%	15.7%	4.00%
Total risk-based capital ratio	16.9%	16.8%	8.00%
Leverage ratio	11.4%	11.7%	4.00%

Cash dividends paid of $1,722 during the first half of 2014 represents a 36.8% increase compared to the cash dividends paid during the same period in 2013.  The year-to-date dividend rate in 2014 was $0.42 per share, up from $0.31 per share paid in 2013.  The Company declared and paid in December 2012 a $0.21 per share dividend that normally would have been paid during the first quarter of 2013, as a result of potential changes in tax rates affecting shareholders in 2013.  The Company proceeded to pay a “special” $0.10 per share dividend during the first quarter of 2013 due to the Company’s stable capital position and financial performance.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $108,524, represented 14.2% of total assets at June 30, 2014. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2014, the Bank could borrow an additional $154,920 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2014, this line had total availability of $40,495.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2014 Percentage Change in Net Interest Income	December 31, 2013 Percentage Change in Net Interest Income
+300	(2.85%)	(3.04%)
+200	(1.71%)	(1.84%)
+100	(.76%)	(.82%)
-100	(2.71%)	(2.55%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At June 30, 2014, the interest rate risk profile reflects a liability sensitive position, which produces lower net interest income due to an increase in interest rates.  The exposure to rising rates has remained comparable to that at year end.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2014.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2014.

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

OHIO VALLEY BANC CORP.
Date:	August 11, 2014	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	August 11, 2014	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer

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

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

10.8*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

101.INS**	XBRL Instance Document: Filed herewith.**

101.SCH**	XBRL Taxonomy Extension Schema: Filed herewith.**

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase: Filed herewith.**

101.DEF**	XBRL Taxonomy Extension Definition Linkbase: Filed herewith.**

101.LAB**	XBRL Taxonomy Extension Label Linkbase: Filed herewith.**

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase: Filed herewith.**

*    Compensatory plan or arrangement.

** Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Comprehensive Income; (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.