Form 10-Q
period 2014-09-30
OHIO VALLEY BANC CORP
filed 2014-11-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of common shares of the registrant outstanding as of November 7, 2014 was 4,098,753.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$10,353	$9,841
Interest-bearing deposits with banks	29,323	18,503
Total cash and cash equivalents	39,676	28,344

Certificates of deposits in financial institutions	980	----
Securities available for sale	80,748	84,068
Securities held to maturity (estimated fair value: 2014 - $23,570; 2013 - $22,984)	22,970	22,826
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	7,776

Total loans	586,871	566,319
Less: Allowance for loan losses	(6,964)	(6,155)
Net loans	579,907	560,164

Premises and equipment, net	9,217	9,005
Other real estate owned	1,749	1,354
Accrued interest receivable	1,991	1,901
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	25,434	24,940
Other assets	6,662	5,723
Total assets	$777,177	$747,368

LIABILITIES
Noninterest-bearing deposits	$151,374	$149,823
Interest-bearing deposits	494,197	479,054
Total deposits	645,571	628,877

Other borrowed funds	24,137	18,748
Subordinated debentures	8,500	8,500
Accrued liabilities	13,006	10,824
Total liabilities	691,214	666,949

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,758,492 shares issued)	4,758	4,758
Additional paid-in capital	34,883	34,883
Retained earnings	61,308	56,241
Accumulated other comprehensive income	726	249
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	85,963	80,419
Total liabilities and shareholders’ equity	$777,177	$747,368

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Interest and dividend income:
Loans, including fees	$8,252	$8,174	$25,289	$25,260
Securities
Taxable	429	330	1,280	945
Tax exempt	140	140	415	429
Dividends	73	88	239	236
Other Interest	10	16	114	122
	8,904	8,748	27,337	26,992
Interest expense:
Deposits	535	666	1,686	2,294
Other borrowed funds	120	110	351	283
Subordinated debentures	41	42	123	223
	696	818	2,160	2,800
Net interest income	8,208	7,930	25,177	24,192
Provision for loan losses	(682)	833	1,198	675
Net interest income after provision for loan losses	8,890	7,097	23,979	23,517

Noninterest income:
Service charges on deposit accounts	436	472	1,222	1,340
Trust fees	55	56	169	158
Income from bank owned life insurance and annuity assets	164	171	494	974
Mortgage banking income	66	85	181	331
Electronic refund check / deposit fees	11	21	3,073	2,532
Debit / credit card interchange income	555	502	1,607	1,447
Gain (loss) on other real estate owned	10	(6)	2	(46)
Gain on sale of ProAlliance Corporation	675	----	810	----
Other	134	273	578	743
	2,106	1,574	8,136	7,479
Noninterest expense:
Salaries and employee benefits	4,213	4,326	12,825	13,132
Occupancy	390	418	1,179	1,199
Furniture and equipment	227	230	559	664
FDIC insurance	121	114	361	375
Data processing	310	276	924	838
Foreclosed assets	28	51	130	390
Other	1,955	1,905	5,558	5,987
	7,244	7,320	21,536	22,585

Income before income taxes	3,752	1,351	10,579	8,411
Provision for income taxes	1,010	290	2,929	2,185

NET INCOME	$2,742	$1,061	$7,650	$6,226

Earnings per share	$.67	$.26	$1.87	$1.53

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net Income	$2,742	$1,061	$7,650	$6,226

Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	(440)	1,056	722	(1,345)
Related tax (expense) benefit	149	(359)	(245)	457
Total other comprehensive income (loss), net of tax	(291)	697	477	(888)

Total comprehensive income	$2,451	$1,758	$8,127	$5,338

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$84,373	$78,141	$80,419	$75,820

Net income	2,742	1,061	7,650	6,226
Other comprehensive income (loss), net of tax	(291)	697	477	(888)
Cash dividends	(861)	(853)	(2,583)	(2,112)

Balance at end of period	$85,963	$79,046	$85,963	$79,046

Cash dividends per share	$.21	$.21	$.63	$.52

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2014	2013

Net cash provided by operating activities:	$10,419	$10,706

Investing activities:
Proceeds from maturities of securities available for sale	11,549	20,745
Purchases of securities available for sale	(8,041)	(17,105)
Proceeds from maturities of securities held to maturity	694	1,329
Purchases of securities held to maturity	(885)	(1,196)
Purchase of certificates of deposits in financial institutions	(980)	----
Purchase of Federal Reserve Bank stock	----	(1,495)
Redemptions of Federal Home Loan Bank stock	1,200	----
Net change in loans	(21,682)	1,522
Proceeds from sale of other real estate owned	348	1,062
Purchases of premises and equipment	(790)	(929)
Proceeds from bank owned life insurance	----	1,249
Net cash provided by investing activities	(18,587)	5,182

Financing activities:
Change in deposits	16,694	(26,231)
Cash dividends	(2,583)	(2,112)
Repayment of subordinated debentures	----	(5,000)
Proceeds from Federal Home Loan Bank borrowings	6,633	5,853
Repayment of Federal Home Loan Bank borrowings	(1,294)	(1,155)
Change in other short-term borrowings	50	3
Net cash used in financing activities	19,500	(28,642)

Change in cash and cash equivalents	11,332	(12,754)
Cash and cash equivalents at beginning of period	28,344	45,651
Cash and cash equivalents at end of period	$39,676	$32,897

Supplemental disclosure:

Cash paid for interest	$2,238	$3,316
Cash paid for income taxes	3,192	2,475
Transfers from loans to other real estate owned	740	239
Other real estate owned sales financed by the Bank	140	416

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc. (“Loan Central”), a consumer finance company, Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), an insurance agency, and OVBC Captive, Inc. (“the Captive”), a pure captive insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the “Company”.  All material intercompany accounts and transactions have been eliminated in consolidation.

The Captive began operations in July 2014, in the State of Nevada.  The Captive is a pure captive insurance company as defined by the Nevada Revised Statutes, Chapter 694C, and is engaged in the business of providing commercial property and various liability insurance to the Company and related entities.  The Captive elected to be taxed under Section 831(b) of the Internal Revenue Code.  Pursuant to Section 831(b), if gross premiums do not exceed $1,200, then the Captive is taxable solely on its investment income.  The Captive will be included in the consolidated federal income tax return of the Company.  The Captive has a policy to pay to the Company its federal income tax liability or receive a credit for the tax reduction realized in the event of a loss.  The Captive is subject to federal income taxes and state premium taxes to Nevada.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2014, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2014.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2013 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

As previously reported, the Internal Revenue Service has proposed that Loan Central, as a tax return preparer, be assessed a penalty for allegedly negotiating or endorsing checks issued by the U.S. Treasury to taxpayers.  The penalty would amount to approximately $1,200.  Loan Central appealed this matter within the Internal Revenue Service.   Loan Central was recently notified that the Appeals Office will not concede the penalty, and the penalty will be assessed.  The Company may have to resolve the matter through the judicial system.   Based on consultation with legal counsel, management remains confident that it is highly unlikely that the penalty recommendation will be sustained.  Therefore, the Company did not recognize any interest and/or penalties related to this matter for the periods presented.

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

EARNINGS PER SHARE: Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 4,098,753 for the three and nine months ended September 30, 2014, and 4,062,204 for the three and nine months ended September 30, 2013. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,918	----
Agency mortgage-backed securities, residential	----	71,830	----

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,852	----
Agency mortgage-backed securities, residential	----	75,216	----

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$2,625
Commercial and industrial	----	----	2,491

Other real estate owned:
Commercial real estate:
Construction	----	----	1,058

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$234
Commercial real estate:
Owner-occupied	----	----	133
Nonowner-occupied	----	----	1,973
Commercial and industrial	----	----	2,863

Other real estate owned:
Commercial real estate:
Construction	----	----	1,058

At September 30, 2014, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $6,684, with a corresponding valuation allowance of $1,568, resulting in a decrease of $533 and $680 in provision expense during the three and nine months ended September 30, 2014, with no additional charge-offs recognized.  At December 31, 2013, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,701, with a corresponding valuation allowance of $2,498, resulting in an increase of $519 in additional provision expense during the year ended December 31, 2013, with no additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at September 30, 2014 and December 31, 2013 had a net carrying amount of $1,058, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,159 at September 30, 2014 and December 31, 2013.  There were no corresponding write-downs during the three and nine months ended September 30, 2014.  There were $504 in corresponding write-downs during 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$2,625	Income approach	Capitalization Rate	6.5%	6.5%
Commercial and industrial	2,491	Sales approach	Adjustment to comparables	10% to 30%	20.25%
Other real estate owned:
Commercial real estate:
Construction	1,058	Sales approach	Adjustment to comparables	5% to 35%	19%

December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$1,973	Sales approach	Adjustment to comparables	5% to 10%	8%
Commercial and industrial	2,863	Sales approach	Adjustment to comparables	0% to 20%	16%
Other real estate owned:
Commercial real estate:
Construction	1,058	Sales approach	Adjustment to comparables	5% to 35%	19%

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 are as follows:

Fair Value Measurements at September 30, 2014 Using:

	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$39,676	$39,676	$	----	$	----	$39,676
Certificates of deposits in
financial institutions	980	----		980		----	980
Securities available for sale	80,748	----		80,748		----	80,748
Securities held to maturity	22,970	----		12,163		11,407	23,570
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	579,907	----		----		584,194	584,194
Accrued interest receivable	1,991	----		367		1,624	1,991

Financial liabilities:
Deposits	645,571	151,085		494,426		----	645,511
Other borrowed funds	24,137	----		23,472		----	23,472
Subordinated debentures	8,500	----		4,946		----	4,946
Accrued interest payable	714	3		711		----	714

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$28,344	$28,344	$	----	$	----	$28,344
Securities available for sale	84,068	----		84,068		----	84,068
Securities held to maturity	22,826	----		11,502		11,482	22,984
Federal Home Loan Bank stock	7,776	N/A		N/A		N/A	N/A
Loans, net	560,164	----		----		564,589	564,589
Accrued interest receivable	1,901	----		241		1,660	1,901

Financial liabilities:
Deposits	628,877	148,847		479,962		----	628,809
Other borrowed funds	18,748	----		17,453		----	17,453
Subordinated debentures	8,500	----		4,896		----	4,896
Accrued interest payable	792	3		789		----	792

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Certificates of deposit in financial institutions:  The carrying amounts of certificates of deposits in financial institutions approximate fair values and are classified as Level 2.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at September 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
U.S. Government sponsored entity securities	$9,021	$3	$(106)	$8,918
Agency mortgage-backed securities, residential	70,626	1,458	(254)	71,830
Total securities	$79,647	$1,461	$(360)	$80,748

December 31, 2013
U.S. Government sponsored entity securities	$9,028	$4	$(180)	$8,852
Agency mortgage-backed securities, residential	74,661	1,257	(702)	75,216
Total securities	$83,689	$1,261	$(882)	$84,068

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2014
Obligations of states and political subdivisions	$22,960	$820	$(220)	$23,560
Agency mortgage-backed securities, residential	10	----	----	10
Total securities	$22,970	$820	$(220)	$23,570

December 31, 2013
Obligations of states and political subdivisions	$22,814	$579	$(421)	$22,972
Agency mortgage-backed securities, residential	12	----	----	12
Total securities	$22,826	$579	$(421)	$22,984

The amortized cost and estimated fair value of the securities portfolio at September 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost		Estimated Fair Value

Due in one year or less	$	----	$	----	$	----	$	----
Due in over one to five years		9,021		8,918		7,269		7,656
Due in over five to ten years		----		----		9,189		9,321
Due after ten years		----		----		6,502		6,583
Agency mortgage-backed securities, residential		70,626		71,830		10		10
Total debt securities		$79,647		$80,748		$22,970		$23,570

The following table summarizes the investment securities with unrealized losses at September 30, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
September 30, 2014	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$7,911	$(106)	$7,911	$(106)
Agency mortgage-backed
securities, residential		7,389		(27)	8,561	(227)	15,950	(254)
Total available for sale		$7,389		$(27)	$16,472	$(333)	$23,861	$(360)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,432	$(53)	$2,785	$(167)	$4,217	$(220)
Total held to maturity	$1,432	$(53)	$2,785	$(167)	$4,217	$(220)

Less Than 12 Months	12 Months or More	Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,841	$(180)	$	----	$	----	$7,841	$(180)
Agency mortgage-backed
securities, residential	25,775	(702)		----		----	25,775	(702)
Total available for sale	$33,616	$(882)	$	----	$	----	$33,616	$(882)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$6,743	$(307)	$1,142	$(114)	$7,885	$(421)
Total held to maturity	$6,743	$(307)	$1,142	$(114)	$7,885	$(421)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2014 and December 31, 2013 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2014	2013
Residential real estate	$210,898	$214,008
Commercial real estate:
Owner-occupied	93,742	94,586
Nonowner-occupied	67,224	62,108
Construction	29,799	28,972
Commercial and industrial	80,413	64,365
Consumer:
Automobile	41,745	38,811
Home equity	17,698	17,748
Other	45,352	45,721
	586,871	566,319
Less: Allowance for loan losses	6,964	6,155

Loans, net	$579,907	$560,164

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 and 2013:

September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,957	$3,171	$1,651	$1,149	$7,928
Provision for loan losses	(240)	(551)	(90)	199	(682)
Loans charged off	(157)	(78)	(37)	(363)	(635)
Recoveries	99	3	114	137	353
Total ending allowance balance	$1,659	$2,545	$1,638	$1,122	$6,964

September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,192	$3,034	$1,342	$900	$6,468
Provision for loan losses	173	313	291	56	833
Loans charged-off	(94)	----	----	(256)	(350)
Recoveries	80	48	14	173	315
Total ending allowance balance	$1,351	$3,395	$1,647	$873	$7,266

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013:

September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$2,807	$1,305	$793	$6,155
Provision for loan losses	511	(100)	83	704	1,198
Loans charged off	(350)	(235)	(41)	(815)	(1,441)
Recoveries	248	73	291	440	1,052
Total ending allowance balance	$1,659	$2,545	$1,638	$1,122	$6,964

September 30, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,329	$3,946	$783	$847	$6,905
Provision for loan losses	318	(880)	823	414	675
Loans charged-off	(551)	(2)	----	(977)	(1,530)
Recoveries	255	331	41	589	1,216
Total ending allowance balance	$1,351	$3,395	$1,647	$873	$7,266

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013:

September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$115	$670	$898	$5	$1,688
Collectively evaluated for impairment	1,544	1,875	740	1,117	5,276
Total ending allowance balance	$1,659	$2,545	$1,638	$1,122	$6,964

Loans:
Loans individually evaluated for impairment	$1,829	$11,840	$5,612	$218	$19,499
Loans collectively evaluated for impairment	209,069	178,925	74,801	104,577	567,372
Total ending loans balance	$210,898	$190,765	$80,413	$104,795	$586,871

December 31, 2013	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$213	$1,541	$864	$7	$2,625
Collectively evaluated for impairment	1,037	1,266	441	786	3,530
Total ending allowance balance	$1,250	$2,807	$1,305	$793	$6,155

Loans:
Loans individually evaluated for impairment	$1,438	$10,382	$2,658	$218	$14,696
Loans collectively evaluated for impairment	212,570	175,284	61,707	102,062	551,623
Total ending loans balance	$214,008	$185,666	$64,365	$102,280	$566,319

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

September 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$411	$411	$115
Commercial real estate:
Nonowner-occupied	3,295	3,295	670
Commercial and industrial	2,309	2,309	898
Consumer:
Home equity	218	218	5
With no related allowance recorded:
Residential real estate	1,418	1,418	----
Commercial real estate:
Owner-occupied	3,491	2,944	----
Nonowner-occupied	6,201	5,601	----
Commercial and industrial	4,056	3,303	----
Total	$21,399	$19,499	$1,688

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$672	$672	$213
Commercial real estate:
Owner-occupied	290	290	157
Nonowner-occupied	3,357	3,357	1,384
Commercial and industrial	2,658	2,658	864
Consumer:
Home equity	218	218	7
With no related allowance recorded:
Residential real estate	766	766	----
Commercial real estate:
Owner-occupied	1,539	992	----
Nonowner-occupied	6,343	5,743	----
Commercial and industrial	412	----	----
Total	$16,255	$14,696	$2,625

Three months ended September 30, 2014	Nine months ended September 30, 2014
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$412	$5	$5	$416	$22	$22
Commercial real estate:
Nonowner-occupied	3,299	18	18	3,321	92	92
Commercial and industrial	2,299	26	26	2,462	83	83
Consumer:
Home equity	218	1	1	218	5	5
With no related allowance recorded:
Residential real estate	971	36	36	749	50	50
Commercial real estate:
Owner-occupied	2,364	61	61	1,678	91	91
Nonowner-occupied	5,620	76	76	5,669	227	227
Commercial and industrial	3,462	71	71	1,731	150	150
Total	$18,645	$294	$294	$16,244	$720	$720

Three months ended September 30, 2014	Nine months ended September 30, 2014
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$552	$17	$17	$487	$25	$25
Commercial real estate:
Owner-occupied	145	----	----	73	----	----
Nonowner-occupied	3,422	41	41	3,439	94	94
Commercial and industrial	3,259	39	39	1,629	107	107
Consumer:
Home equity	109	8	8	54	8	8
With no related allowance recorded:
Residential real estate	611	12	12	544	25	25
Commercial real estate:
Owner-occupied	1,479	9	9	1,391	31	31
Nonowner-occupied	5,974	81	81	6,513	267	267
Consumer:
Home equity	----	----	----	----	3	3
Total	$15,551	$207	$207	$14,130	$560	$560

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2014 and December 31, 2013:

September 30, 2014	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$129	$3,070
Commercial real estate:
Owner-occupied	----	1,426
Consumer:
Automobile	8	25
Home equity	----	43
Other	----	69
Total	$137	$4,633

December 31, 2013	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$72	$2,662
Commercial real estate:
Owner-occupied	----	799
Nonowner-occupied	----	52
Commercial and industrial	----	21
Consumer:
Automobile	5	8
Home equity	----	38
Other	1	----
Total	$78	$3,580

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2014 and December 31, 2013:

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,950	$1,203	$3,018	$6,171	$204,727	$210,898
Commercial real estate:
Owner-occupied	----	209	1,426	1,635	92,107	93,742
Nonowner-occupied	278	----	----	278	66,946	67,224
Construction	1,270	----	----	1,270	28,529	29,799
Commercial and industrial	30	101	----	131	80,282	80,413
Consumer:
Automobile	490	145	19	654	41,091	41,745
Home equity	74	----	43	117	17,581	17,698
Other	272	152	69	493	44,859	45,352
Total	$4,364	$1,810	$4,575	$10,749	$576,122	$586,871

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,922	$1,324	$2,620	$7,866	$206,142	$214,008
Commercial real estate:
Owner-occupied	206	34	683	923	93,663	94,586
Nonowner-occupied	----	----	52	52	62,056	62,108
Construction	60	----	----	60	28,912	28,972
Commercial and industrial	193	115	21	329	64,036	64,365
Consumer:
Automobile	638	123	13	774	38,037	38,811
Home equity	----	----	38	38	17,710	17,748
Other	651	38	1	690	45,031	45,721
Total	$5,670	$1,634	$3,428	$10,732	$555,587	$566,319

Troubled Debt Restructurings:

A troubled debt restructuring (“TDR”) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. All TDR's are considered to be impaired. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of credit or maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction in the contractual principal and interest payments of the loan; or short-term interest-only payment terms.

The Company has allocated reserves for a portion of its TDR's to reflect the fair values of the underlying collateral or the present value of the concessionary terms granted to the customer.

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2014 and December 31, 2013:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
September 30, 2014
Residential real estate
Interest only payments	$523	$	----	$523
Rate reduction	411		----	411
Commercial real estate:
Owner-occupied
Rate reduction	----		249	249
Maturity extension at lower stated rate than market rate	1,062		----	1,062
Nonowner-occupied
Interest only payments	8,263		----	8,263
Reduction of principal and interest payments	633		----	633
Commercial and industrial
Interest only payments	5,217		----	5,217
Credit extension at lower stated rate than market rate	395		----	395
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218
Total TDR’s	$16,722		$249	$16,971

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
December 31, 2013
Residential real estate
Interest only payments	$527	$	----	$527
Rate reduction	420		----	420
Commercial real estate:
Owner-occupied
Rate reduction	----		259	259
Maturity extension at lower stated rate than market rate	271		----	271
Nonowner-occupied
Interest only payments	8,450		----	8,450
Reduction of principal and interest payments	650		----	650
Commercial and industrial
Interest only payments	1,811		----	1,811
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218
Total TDR’s	$12,347		$259	$12,606

During the nine months ended September 30, 2014, the TDR’s described above decreased the provision expense and the allowance for loan losses by $687 with no corresponding charge-offs.  During the year ended December 31, 2013, the TDR’s described above decreased the allowance for loan losses by $321 with no corresponding charge-offs.  This resulted in a decrease to provision expense of $871 during the year ended December 31, 2013.

At September 30, 2014, the balance in TDR loans increased $4,365, or 34.6%, from year-end 2013.  The increase was largely due to the modification of four commercial loans totaling $4,065 at September 30, 2014.  During the second quarter of 2014, the contractual terms of two commercial and industrial loans totaling $3,621 were adjusted to permit short-term, interest-only payments, which created a concession to the borrower. During the second quarter of 2014, the contractual maturity of one commercial real estate loan totaling $767 was extended at an interest rate lower than the current market rate for new debt with similar risk, which created a concession to the borrower.  During the third quarter of 2014, new credit was extended to a commercial borrower totaling $395 at an interest rate lower than the current market rate for new debt with similar risk, which created a concession to the borrower. At September 30, 2014 and December 31, 2013, a total of 98% of the Company’s TDR’s were performing according to their modified terms.  The Company allocated $1,688 and $2,375 in reserves to customers whose loan terms have been modified in TDR’s as of September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, the Company had $3,083 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $718 at December 31, 2013.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the nine months ended September 30, 2014 and 2013:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2014	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Maturity extension at lower stated rate than market rate	$762	$762	$	----	$	----
Commercial and industrial
Interest only payments	2,908	2,908		----		----
Maturity extension at lower stated rate than market rate	395	395		----		----
Total TDR’s	$4,065	$4,065	$	----	$	----

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2013	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate
Interest only payments	$249	$249	$	----	$	----
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218	218		----		----
Total TDR’s	$467	$467	$	----	$	----

All of the Company’s loans that were restructured during the nine months ended September 30, 2014 and 2013 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at September 30, 2014 and 2013 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the nine months ended September 30, 2014 had no impact on the provision expense or the allowance for loan losses.  As of September 30, 2014, the Company had no allocation of reserves to customers whose loan terms were modified during the first nine months of 2014. The loans modified during the nine months ended September 30, 2013 increased provision expense and the allowance for loan losses by $7.  As a result, at September 30, 2013, the Company had an allocation of reserves totaling $7 to customers whose loan terms had been modified during the first nine months of 2013.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2014	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$87,614	$959	$5,169	$93,742
Nonowner-occupied	55,325	3,357	8,542	67,224
Construction	29,799	----	----	29,799
Commercial and industrial	73,440	477	6,496	80,413
Total	$246,178	$4,793	$20,207	$271,178

December 31, 2013	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$86,497	$5,310	$2,779	$94,586
Nonowner-occupied	51,119	7,107	3,882	62,108
Construction	27,998	----	974	28,972
Commercial and industrial	56,962	4,081	3,322	64,365
Total	$222,576	$16,498	$10,957	$250,031

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2014 and December 31, 2013:

September 30, 2014	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$41,712	$17,655	$45,283	$207,699	$312,349
Nonperforming	33	43	69	3,199	3,344
Total	$41,745	$17,698	$45,352	$210,898	$315,693

December 31, 2013	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$38,798	$17,710	$45,720	$211,274	$313,502
Nonperforming	13	38	1	2,734	2,786
Total	$38,811	$17,748	$45,721	$214,008	$316,288

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.67% of total loans were unsecured at September 30, 2014, up from 5.13% at December 31, 2013.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2014, the contract amounts of these instruments totaled approximately $56,157, compared to $67,465 at December 31, 2013.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2014 and December 31, 2013 were comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2014	$20,558	$3,579	$24,137
December 31, 2013	$15,219	$3,529	$18,748

Pursuant to collateral agreements with the FHLB, advances were secured by $200,821 in qualifying mortgage loans, $91,270 in commercial loans and $5,081 in FHLB stock at September 30, 2014.  Fixed-rate FHLB advances of $20,558 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.18%.  There were no variable-rate FHLB borrowings at September 30, 2014.

At September 30, 2014, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at September 30, 2014.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $204,460 at September 30, 2014.  Of this maximum borrowing capacity, the Company had $153,502 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 5.00% and are due at various dates through a final maturity date of December 3, 2015.  At September 30, 2014, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $30,400 at September 30, 2014 and $25,000 at December 31, 2013.

Scheduled principal payments as of September 30, 2014:

	FHLB Borrowings	Promissory Notes	Totals

2014	$425	$2,161	$2,586
2015	1,646	1,418	3,064
2016	1,574	----	1,574
2017	4,512	----	4,512
2018	1,462	----	1,462
Thereafter	10,939	----	10,939
	$20,558	$3,579	$24,137

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.2% of total consolidated revenues for both the nine months ended September 30, 2014 and 2013, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$7,612	$596	$8,208
Provision expense	$(715)	$33	$(682)
Noninterest income	$2,044	$62	$2,106
Noninterest expense	$6,684	$560	$7,244
Tax expense	$989	$21	$1,010
Net income	$2,698	$44	$2,742
Assets	$764,171	$13,006	$777,177

	Three Months Ended September 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$7,294	$636	$7,930
Provision expense	$819	$14	$833
Noninterest income	$1,497	$77	$1,574
Noninterest expense	$6,743	$577	$7,320
Tax expense	$249	$41	$290
Net income	$980	$81	$1,061
Assets	$733,578	$13,928	$747,506

	Nine Months Ended September 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$22,593	$2,584	$25,177
Provision expense	$1,085	$113	$1,198
Noninterest income	$7,332	$804	$8,136
Noninterest expense	$19,657	$1,879	$21,536
Tax expense	$2,457	$472	$2,929
Net income	$6,726	$924	$7,650
Assets	$764,171	$13,006	$777,177

	Nine Months Ended September 30, 2013
	Banking	Consumer Finance	Total Company

Net interest income	$21,641	$2,551	$24,192
Provision expense	$554	$121	$675
Noninterest income	$6,782	$697	$7,479
Noninterest expense	$20,745	$1,840	$22,585
Tax expense	$1,750	$435	$2,185
Net income	$5,374	$852	$6,226
Assets	$733,578	$13,928	$747,506

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions that facilitates the payment of tax refunds through a third-party tax refund product provider.  The Bank has facilitated the payment of these tax refunds through electronic refund check/deposit (“ERC/ERD”) transactions.  ERC/ERD transactions involve the payment of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund season, typically during the first quarter of each year.  Loan Central also provides refund anticipation loans (“RALs”) to its customers.  RALs are short-term cash advances against a customer’s anticipated income tax refund.

For the three months ended September 30, 2014, the Company’s net income increased by $1,681, or 158.4%, as compared to the same period in 2013, to finish at $2,742.  Earnings per share for the third quarter of 2014 also increased by $.41, or 157.7%, compared to the same period in 2013, to finish at $.67 per share.  For the nine months ended September 30, 2014, net income increased by $1,424, or 22.9%, to finish at $7,650, compared to the same period in 2013.  Earnings per share for the nine months ended September 30, 2014 also increased by $.34, or 22.2%, compared to the same period in 2013, to finish at $1.87 per share.  The annualized net income to average asset ratio, or return on assets (“ROA”), increased to 1.27% at September 30, 2014, as compared to 1.05% at September 30, 2013.  The Company’s net income to average equity ratio, or return on equity (“ROE”), also increased to 12.30% at September 30, 2014, as compared to 10.72% at September 30, 2013.

The Company recorded higher net interest income during both the three and nine months ended September 30, 2014, increasing $278, or 3.5%, and $985, or 4.1%, respectively, over the same periods in 2013.  The Company benefited from a stronger net interest margin, which increased to 4.62% during the three months ended September 30, 2014, and 4.53% during the nine months ended September 30, 2014, as compared to 4.57% and 4.43% during the same periods in 2013, respectively.  The primary reasons for net interest income and margin improvement include increasing average earning assets, a decrease in amortization expense on mortgage-backed securities and declines in higher-costing time deposits and subordinated debentures.  These positive impacts completely offset the downward pressure on asset yields due to long-term interest rates remaining at historically low levels.

Provision expense decreased $1,515 during the three months ended September 30, 2014, as compared to the same period in 2013.  This was largely due to negative provision expense recorded during the third quarter of 2014 that was primarily related to a decrease in specific loan loss reserves impacted by the improvement in collateral values of an impaired commercial loan relationship.  During the nine months ended September 30, 2014, provision expense increased $523 over the same period in 2013.  The increase was impacted by the increase of general allocations that management deemed necessary related to various loan portfolio risks.  Contributing most to a higher general allocation was the downgrade of two impaired commercial credits during the second quarter of 2014, which have increased the Company’s classified assets and economic risk factor within the calculation of the allowance for loan losses.  Increases in general allocations were also impacted by higher impaired loan balances, as well as general increases in the loan portfolio.  Further discussion can be found under the captions “Allowance for Loan Losses” and “Provision for Loan Losses” within this Management’s Discussion and Analysis.

Total noninterest income during the three months ended September 30, 2014 increased $532, or 33.8%, while also increasing $657, or 8.8%, during the nine months ended September 30, 2014, as compared to the same periods in 2013.  Both period increases came largely from the third quarter sale of the Company’s 9% ownership interest in ProAlliance Corporation (“ProAlliance”), a specialty property and casualty insurance company.  Increases in noninterest revenue also came from tax processing fees through ERC/ERD transactions during the year-to-date period.  These increases were partially offset by a 49.3% decrease in bank owned life insurance and annuity asset income, as well as decreases in service charge revenue and mortgage banking income, as compared to 2013.

Total noninterest expense during the three months ended September 30, 2014 decreased $76, or 1.0%, and decreased $1,049, or 4.6%, during the nine months ended September 30, 2014, as compared to the same periods in 2013.  Impacting both the quarter- and year-to-date results were lower salaries and employee benefits, foreclosure expenses and state taxes, which collectively decreased $251 and $881, respectively, from the same periods in 2013.  The Company also incurred a fee of $212 during the first quarter of 2013 associated with the redemption of higher-costing, trust preferred securities, which was not repeated during 2014.

At September 30, 2014, total assets were $777,177, compared to $747,368 at year-end 2013, with the increase due mostly to a $20,552, or 3.6%, increase in gross loan balances from year-end 2013.  Asset growth was further impacted by a 58.5% increase in interest-bearing deposits within the Company’s Federal Reserve Clearing account.

Total liabilities were $691,214 at September 30, 2014, up $24,265 since December 31, 2013. Total deposit balances experienced continued growth during 2014, increasing $16,694 compared to year-end 2013. Interest-bearing balances accounted for virtually all of this increase, impacted by municipal public fund deposit balances.  At September 30, 2014, other borrowed funds were up 28.7% compared to year-end 2013.

At September 30, 2014, total shareholders' equity was $85,963, up $5,544 since December 31, 2013.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of
Financial Condition
at September 30, 2014 and December 31, 2013

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2014 compared to December 31, 2013.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

At September 30, 2014, cash and cash equivalents increased $11,332, to finish at $39,676, compared to $28,344 at December 31, 2013.  The increase in cash and cash equivalents was largely affected by a $10,820, or 58.5%, increase within the Company’s interest-bearing deposits from year-end 2013, mostly from its Federal Reserve Bank clearing account. The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to manage seasonal tax refund deposits, as well as to fund earning asset growth and maturities of retail certificates of deposit (“CD’s”).  Since year-end 2013, the Company has experienced a 5.6% increase in its interest-bearing deposit liabilities generated by larger municipal public fund deposits, contributing to higher excess funds at September 30, 2014.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Certificates of deposit

At September 30, 2014, the Company had $980 in certificates of deposit balances on hand.  The investment of $980 was recorded in the third quarter of 2014 by the Captive and consisted of four certificates with maturity terms ranging from one to three years.

Securities

The balance of total securities decreased $3,176, or 3.0%, compared to year-end 2013.  The decrease came mostly from agency mortgage-backed securities, which decreased $3,388, or 4.5%, from year-end 2013.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, representing 69.3% of total investments at September 30, 2014.  During the first nine months of 2014, the Company invested $8,041 in new Agency mortgage-backed securities, while receiving principal repayments of $11,551.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment, the cash flow is being reinvested at lower rates.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  At September 30, 2014, gross loan balances finished at $586,871, an increase of $20,552, or 3.6%, from year-end 2013.  Higher loan balances were mostly impacted by increased origination volume within the commercial and industrial loan portfolio, which grew $16,048, or 24.9%, from year-end 2013.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate loans comprise the largest portion of the Company’s total commercial loan portfolio, representing 70.4% at September 30, 2014.  Commercial real estate loans experienced an increase of $5,099, or 2.7%, from year-end 2013, largely within the nonowner-occupied loan class.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio at 35.9% and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first nine months of 2014 decreased $3,110, or 1.5%, from year-end 2013.  Movement within the real estate portfolio consists of decreasing long-term fixed-rate mortgages partially offset by increasing short-term adjustable-rate mortgage balances. Long-term interest rates continue to remain at historic low levels and prompted periods of increased refinancing demand for long-term, fixed-rate real estate loans, most recently during the second half of 2012.  As part of management’s interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  Since 2012, the refinancing volume for long-term fixed-rate real estate loans has trended down, which contributed to a 69.7% decrease in real estate loans sold during the nine months ended September 30, 2014 compared to the same period in 2013.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2013.

Consumer loan balances increased $2,515, or 2.5%, from year-end 2013.  During the first nine months of 2014, auto loan balances increased $2,934, or 7.6%, from year-end 2013, due to loan origination volume increases.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $6,964 allowance for loan losses at September 30, 2014, an increase of $809, or 13.1%, from year-end 2013. These additional reserves were impacted mostly from general allocation increases impacted by the economic risk factors within the calculation of the allowance for loan losses.  As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the second quarter of 2014, the Company experienced a downgrade of two commercial credits that shifted $12,000 from a criticized loan classification to a classified loan classification.  The two commercial credits are impaired and have been individually evaluated for impairment since year-end.  As more current information became readily available, management determined the downgrades were necessary due to a continuing trend of decreasing cash flow coverage ratios of the borrower.  As a result of higher classified assets, the economic risk factor increased, which required additional general reserves within the allowance for loan losses.  While this impact was caused mostly by commercial loans, the higher economic risk factor at September 30, 2014 was applied to the entire loan portfolio, increasing the general allocations within the residential real estate and consumer loan portfolios, as well as commercial.  Furthermore, during the first quarter of 2014, adjustments were made to the commercial loan loss factor, extending the range of loan loss period from a 3-year rolling average to a 5-year rolling average.  This update was due to the significant decline in net charge-offs that has been experienced since the first quarter of 2012 that was reducing the historical loan loss factor for commercial loans.  By extending the historical loss period to five years, management feels the historical factor is more representative of the expected losses to be incurred on commercial loans.  Management also increased its economic risk factor by adjusting its criticized/classified asset thresholds to incorporate more risk potential within the Company’s special mention and substandard loan portfolios.  As a result of the second quarter loan downgrades and the first quarter allowance calculation adjustments, the general allocation component of the allowance for loan losses increased $1,746, or 49.5%, from year-end 2013.

Specific allocations of the allowance for loan losses that identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows decreased $937, or 35.7%, from year-end 2013.  This lower reserve allocation was impacted mostly by the improvement in collateral values of one commercial loan relationship.  During the third quarter of 2014, management reevaluated the entire relationship for one of the Company’s impaired commercial real estate loans.  The commercial properties securing the loan balances were re-appraised and the report identified an increase in the market values of the collateral.  Based upon the improvements in the credit position with this commercial loan, management lowered the specific allocation related to the loan by $524.

The Company experienced an increase in its troubled assets, with nonperforming loans to total loans finishing at 0.81% at September 30, 2014, up 16 basis points from year-end 2013.  The Company’s nonperforming assets to total assets totaled 0.84% at September 30, 2014, an increase of 17 basis points from year-end 2013.  Impaired loans at September 30, 2014 increased $4,803, or 32.7%, from year-end 2013, largely from the restructuring of a commercial and industrial loan relationship during the second quarter of 2014.

The ratio of the allowance for loan losses to total loans increased to 1.19% at September 30, 2014, compared to 1.09% at December 31, 2013.  Management believes that the allowance for loan losses at September 30, 2014 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2014 increased $16,694, or 2.7%, from year-end 2013.  This deposit growth came primarily from interest-bearing NOW account balances, which increased $16,283, or 15.3%, during the first nine months of 2014 as compared to year-end 2013.  This increase was largely driven by various municipal public fund balances within Gallia County, Ohio and Mason County, West Virginia.

Deposit growth also came from noninterest-bearing deposit balances, which increased $1,551, or 1.0%, from year-end 2013.  This increase was largely from growth in the Company’s business checking accounts, particularly those that serve to facilitate the significant volume of ERC/ERD tax refund items during the first quarter of 2014.  The Company is one of a few institutions that provide ERC/ERD processing for a tax refund product provider.  During 2014, this provider was successful in increasing the volume of its ERC/ERD transactions from the same period in 2013.

During the first nine months of 2014, time deposits decreased $2,028, or 1.2%, from year-end 2013.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough that many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2013 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2014, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

Other borrowed funds were $24,137 at September 30, 2014, an increase of $5,389, or 28.7%, from year-end 2013. The growth in borrowed funds was primarily related to the utilization of the Federal Home Loan Bank to fund specific fixed-rate loans with like-term advances.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At September 30, 2014, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at September 30, 2014 totaled $85,963, representing an increase of $5,544, or 6.9%, as compared to $80,419 at December 31, 2013. Contributing most to this increase was year-to-date net income of $7,650, partially offset by cash dividends paid of $2,583, or $.63 per share.

Comparison of Results of Operations
for the Three and Nine Months Ended
September 30, 2014 and 2013

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2014 compared to the same periods in 2013. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the third quarter of 2014, net interest income increased $278, or 3.5%, as compared to the third quarter of 2013.  During the nine months ended September 30, 2014, net interest income increased $985, or 4.1%, as compared to the nine months ended September 30, 2013.  The improvement was largely due to a higher net interest margin impacted by increased average loans, lower amortization expenses on investment securities and lower funding costs.

Total interest and dividend income recognized on the Company’s earning assets increased $156, or 1.8%, during the third quarter of 2014, and increased $345, or 1.3%, during the first nine months of 2014, as compared to the same periods in 2013.  Yields on the Company’s earning assets have been negatively impacted by lower market rates.  As a result, the year-to-date earning asset yield at September 30, 2014 was 4.91% compared to 4.94% at September 30, 2013.  Lower asset yields were offset by growth in average loans during the first nine months of 2014, increasing $16,568, or 2.2%, over the first nine months of 2013, driven mostly by the commercial loan portfolio.  The Company further benefited from increased earnings within investment securities, which increased $99, or 21.1%, during the third quarter of 2014, and $321, or 23.4%, during the first nine months of 2014, as compared to the same periods in 2013.  The improvement came primarily from Agency mortgage-backed securities.  The effect of slower refinancing volume evident during 2014 has resulted in less principal repayments from Agency mortgage-backed securities, which has caused monthly amortization expense to be recognized more slowly.  While quarterly and year-to-date interest revenues from Agency mortgage-backed securities have decreased $61 and $272, respectively, from a year ago, amortization expenses have lowered by $161 and $596, respectively, to completely offset the decline in interest.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $122, or 14.9%, during the third quarter of 2014, and decreased $640, or 22.9%, during the nine months ended September 30, 2014, as compared to the same periods in 2013.  The decreases were primarily due to a sustained low-rate environment that has impacted the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2014.  As a result, the Company’s weighted average costs for time deposits decreased from 1.15% at September 30, 2013 to 0.81% at September 30, 2014.  The Company also continues to experience a deposit composition shift away from higher costing average time deposits to lower costing average interest- and non-interest bearing core deposit balances.  As a result, the Company’s average time deposit balances decreased $19,355, or 10.3%, while average interest- and non-interest bearing core deposits increased $25,573, or 5.3%, during the first nine months of 2014 when compared to the same period in 2013.  As a result of decreases in the average market interest rates and the continued deposit composition shift to lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 15 basis points from 0.62% at September 30, 2013 to 0.47% at September 30, 2014.

Further impacting lower funding costs was a decrease of $100, or 44.8%, in interest expense incurred on the Company’s subordinated debentures during the first nine months of 2014 compared to the first nine months of 2013.  The Company redeemed one $5,000 trust preferred security classified as subordinated debentures during the first quarter of 2013.  The redemption relieved the Company of incurring expenses on $5,000 at a fixed-rate of 10.6%.

During 2014, the decline in asset yields was completely offset by a larger decline in funding costs.  As a result, the Company’s net interest margin improved 5 basis points to 4.62% during the third quarter of 2014, and 10 basis points to 4.53% during the first nine months of 2014, as compared to the same periods in 2013.  The Company will continue to focus on re-deploying the excess liquidity retained within the Federal Reserve account earning 0.25% into higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and become a larger component of overall earning assets.

Provision for Loan Losses

During the third quarter of 2014, provision expense charges decreased $1,515, and increased $523 during the first nine months of 2014, as compared to the same periods in 2013.  The quarter-to-date decrease in provision expense was largely related to the collateral value improvement of one commercial real estate loan relationship, causing a reduction in specific reserves associated with the loan.  The year-to-date provision expense increase was largely impacted by increases in the general allocations of the allowance for loan losses.  During the second quarter of 2014, two impaired commercial credits totaling $12,000 were downgraded due to decreasing cash flows causing classified assets to increase, which impacted the economic risk factor within the allowance for loan loss calculation.  Furthermore, during the first quarter of 2014, several general allocation metrics were re-evaluated and adjusted, as previously discussed within the caption “Allowance for Loan Losses”, contributing to higher general allocations within the residential real estate and commercial loan portfolios from year-end 2013.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2014 was $2,106, an increase of $532, or 33.8%, from the three months ended September 30, 2013.  Noninterest income for the nine months ended September 30, 2014 was $8,136, an increase of $657, or 8.8%, over the nine months ended September 30, 2013.  The quarterly and year-to-date improvement came primarily from the sale of the Company’s 9% ownership interest in ProAlliance during the third quarter of 2014.  The Company had recorded $135 during the first quarter of 2014, which represented the first of two installments the Company was to receive during 2014.  On August 1, 2014, the Company received its second installment of $675 for its ownership interest in ProAlliance.  Total proceeds from the sale, including the $135 non-refundable fee from the first quarter of 2014, totaled $810, which was reported as a gain on sale.  The total after-tax impact to the Company’s 2014 net income from the gain was $535.  Going forward, this gain on sale will be partially offset by the reduction in dividend income from ProAlliance.

The year-to-date improvement in noninterest income was further impactedby increased seasonal tax refund processing fees classified as ERC/ERD fees.  During the first nine months of 2014, the Company’s ERC/ERD fees increased by $541, or 21.4%, as compared to the same period in 2013 due to an increase in the number of ERC/ERD transactions that were processed.  The Company anticipates only minimal income from ERC/ERD fees to be recognized during the remainder of 2014.

Partially offsetting this noninterest revenue growth from tax processing fees and gain on sale of ProAlliance was a decrease in the Company’s earnings from tax-free bank owned life insurance (“BOLI”) investments.  During the first quarter of 2013, the Company received $1,249 in cash proceeds from the settlement of two BOLI policies, which yielded net BOLI proceeds of $452 that was recorded to income.  This income from the first quarter of 2013 was not repeated in 2014.  As a result, BOLI and annuity asset earnings were down $480, or 49.3%, during the nine months ended September 30, 2014, as compared to the same period in 2013.

On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider.  The new agreement generally provides for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees in future years.  It is impossible to predict the number of refunds that will be facilitated, the products chosen and therefore the fees that will be received by the Bank.  Nevertheless, the Bank anticipates that without an increase in the number of refunds facilitated by the Bank, the fees received by the Bank from this arrangement will be significantly reduced in future years.  If the number of refunds facilitated in 2015 under this agreement is the same as the number facilitated in 2014, and if the mix of tax refund products chosen remains the same, the fees from this arrangement would decrease in 2015 by approximately $790.  An increase or decrease in the number of refunds facilitated or a change in the mix of tax refund products chosen could cause the fees from this arrangement to be substantially different.

Noninterest Expense

Noninterest expense during the third quarter of 2014 decreased $76, or 1.0%, from the third quarter of 2013. Noninterest expense during the first nine months of 2014 decreased $1,049, or 4.6%, from the first nine months of 2013.  Contributing to the decline in net overhead expense were lower salaries and employee benefits, decreased foreclosed asset costs, the lack of a one-time trust preferred security redemption fee in 2013 and lower state taxes.

The Company’s largest noninterest expense item, salaries and employee benefits, decreased $113, or 2.6%, during the third quarter of 2014, and $307, or 2.3%, during the first nine months of 2014, as compared to the same periods in 2013.  The decreases were largely due to lower retirement benefit costs.

Foreclosed asset costs also declined $23, or 45.1%, during the third quarter of 2014, and $260, or 66.7%, during the first nine months of 2014, as compared to the same periods in 2013.  Foreclosure asset expenses include legal fees, taxes, utilities and general maintenance costs related to the properties.

Further impacting noninterest expense was a $212 fee to redeem one of the Company’s trust preferred securities during the first quarter of 2013 that was not repeated in 2014.

The Company also benefited from a reduction in state taxes disbursed during the third quarter and first nine months of 2014.  Effective January 1, 2014, the state of Ohio’s corporate franchise tax was replaced with the financial institutions tax.  The new tax is based on equity capital and a single gross receipts apportionment factor, while the corporate franchise tax was based on net worth and three apportionment factors.  As a result of the new Ohio state tax methodology for financial institutions, the Company’s tax expense decreased $115, or 53.7%, during the third quarter of 2014, and $314, or 46.9%, during the first nine months of 2014, as compared to the same periods in 2013.  This lower tax is anticipated to continue for the rest of 2014.

The net decrease in the remaining noninterest expense categories during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, were related to decreases in various categories such as furniture and equipment, FDIC insurance, and supplies and postage.

Capital Resources

All of the Company’s capital ratios exceeded the regulatory minimum guidelines, as identified in the following table:

	Company Ratios
	9/30/14	12/31/13	Regulatory Minimum
Tier 1 risk-based capital	16.0%	15.7%	4.00%
Total risk-based capital ratio	17.2%	16.8%	8.00%
Leverage ratio	12.1%	11.7%	4.00%

Cash dividends paid of $2,583 during the first nine months of 2014 represents a 22.3% increase compared to the cash dividends paid during the same period in 2013.  The year-to-date dividend rate in 2014 was $0.63 per share, up from $0.52 per share paid in 2013.  The Company declared and paid in December 2012 a $0.21 per share dividend that normally would have been paid during the first quarter of 2013, as a result of potential changes in tax rates affecting shareholders in 2013.  The Company proceeded to pay a “special” $0.10 per share dividend during the first quarter of 2013 due to the Company’s stable capital position and financial performance.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $120,424, represented 15.5% of total assets at September 30, 2014. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2014, the Bank could borrow an additional $153,502 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2014, this line had total availability of $40,530.  Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2014 Percentage Change in Net Interest Income	December 31, 2013 Percentage Change in Net Interest Income
+300	(2.27%)	(3.04%)
+200	(1.32%)	(1.84%)
+100	(.57%)	(.82%)
-100	(2.67%)	(2.55%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At September 30, 2014, the interest rate risk profile reflects a liability sensitive position, which produces lower net interest income due to an increase in interest rates.  The exposure to rising rates decreased marginally from that at year end.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

A substantial decline in noninterest income from facilitating tax refunds could result from a new agreement if the volume of refunds facilitated does not increase. On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider.  The new agreement generally provides for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees in future years.  It is impossible to predict the number of refunds that will be facilitated, the products chosen and therefore the fees that will be received by the Bank.  Nevertheless, the Bank anticipates that without an increase in the number of refunds facilitated by the Bank, the fees received by the Bank from this arrangement will be significantly reduced in future years.

You should carefully consider the other risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described above and in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2014.

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2014.

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

OHIO VALLEY BANC CORP.
Date:	November 10, 2014	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	November 10, 2014	By:	/s/Scott W. Shockey
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

* Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Comprehensive Income; (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.