Form 10-K
period 2014-12-31
OHIO VALLEY BANC CORP
filed 2015-03-16
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
YES ☐   NO ☑

    Based on the closing sales price of $22.94 per share on June 30, 2014, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $84,755,776.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2015 was 4,117,675.

Documents Incorporated By Reference:

(1)	Portions of the 2014 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurances sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“OVBC Captive”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 90.6%, 90.5% and 91.2% of total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2014, Ohio Valley’s consolidated assets approximated to $778.7 million, and total shareholders’ equity approximated to $86.2 million.

Ohio Valley is also permitted to engage in certain non-banking activities under the provisions of the Gramm-Leach-Bliley Act (“GLB Act”), such as  securities underwriting and  dealing activities,  insurance  agency and  underwriting  activities and merchant banking/equity investment activities.  Ohio Valley presently has an insurance agency, Ohio Valley Financial Services, that is used to facilitate the commission receipts on insurance sold by the Bank and Loan Central. Ohio Valley also has a captive insurance company, OVBC Captive, that is engaged in the business of providing commercial property and various liability insurance to the Company and related entities.  Management will consider opportunities to engage in additional nonbanking activities as they arise.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fourteen offices located in Ohio and West Virginia, all but two offering automatic teller machines (“ATMs”).  Seven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2014.

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

OVBC Captive is a pure captive insurance company engaged in providing commercial property and various liability insurance to the Company and affiliates.  OVBC Captive has been approved under the guidelines of the State of Nevada Division of Insurance.

Variable Interest Entities

Ohio  Valley  owns one  special  purpose  entity, Ohio  Valley  Statutory  Trust  III, which has issued $8.5million in  trust preferred securities.  Ohio  Valley  has issued a like amount of  subordinated  debentures to the  Trust in  exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2014 Annual Report to Shareholders under “Note H – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014.

Financial Information

 Financial information regarding the Company as of December 31, 2014 and 2013 and results of operations for the past three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2014.

Lending Activities

The Company’s loan portfolio increased $28.4 million to finish at $594.8 million in 2014.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2014, commercial loans increased $16.9 million, or 6.9%, consumer  loans increased $7.3 million, or 7.1%, and residential real estate loans increased $4.3 million, or 1.9%, as compared to 2013.  Consolidated interest and fee revenue from loans accounted for 72.89%, 75.53%, and 76.51% of total consolidated revenues in 2014, 2013 and 2012, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Commercial Loans

The Company’s commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans prior to approval. The Bank’s loan committee will review and approve all new commercial loan originations that exceed the originating loan officer’s lending limits according to the following thresholds:  up to $750,000 unsecured, up to $3.0 million secured, and up to $3.0  million aggregate.  The  Executive Committee of the Bank’s Board of Directors will review and approve all new commercial loan originations up to the legal lending limit of the Bank.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of U.S. government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.60%, 5.02% and 5.22% of total consolidated revenues in 2014, 2013 and 2012, respectively. The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include “core deposits.”  Core deposits include demand deposits, savings and NOW accounts, and certificates of deposit less than $100,000.  The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets.  Short- and long-term advances from the Federal Home Loan Bank have also been a significant source of funding.  Further funding has come from one trust preferred securities offering through Ohio Valley Statutory Trust III, totaling $8.5 million.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund loan service in 2006, in which it serves as a  facilitator for the  clearing of  tax  refunds  for a single tax refund product provider.  A tax refund clearing agreement between the Bank and the tax refund product provider requires the Bank to process electronic refund checks (“ERC’s”) and electronic refund deposits (“ERD’s”) presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank will, in turn, receive a fee paid by the third-party tax software provider for each transaction that is processed.  During the year ended 2014, the Company’s ERC/ERD fees totaled $3.1 million, an increase of $577,000, or 22.6%, as compared to the same period in 2013. For the 2014 tax season, the volume of ERC/ERD items increased over 2013.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will generally be recorded during the first half of the fiscal year, with only minimal income recorded thereafter.

Management continues to be pleased with the significant contribution this revenue source has made, accounting for 32.0% of the overall noninterest income during the year ended 2014.  However, management anticipates the contributions from this revenue source will decrease in future periods due to recent changes in product service agreements. On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider. Due to competitive pressures, the new agreement generally provides for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees in future years. It is impossible to predict the number of refunds that will be facilitated, the products chosen and therefore the fees that will be received by the Bank. Nevertheless, the Bank anticipates that without an increase in the number of refunds facilitated by the Bank, the fees received by the Bank from this arrangement will be significantly reduced in future years. If the number of refunds facilitated in 2015 under this agreement is the same as the number facilitated in 2014, and if the mix of tax refund products chosen remains the same, the fees from this arrangement would decrease in 2015 by approximately $790,000. An increase or decrease in the number of refunds facilitated or a change in the mix of tax refund products chosen could cause the fees from this arrangement to be substantially different.

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

A bank holding company is required to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks.  The Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders of the bank holding company if the Federal Reserve Board believes the payment would be an unsafe or unsound practice. The Federal Reserve Board also requires bank holding companies to provide advance notification of planned dividends under certain circumstances.

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

Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance.  Ohio Valley Financial Services is supervised and regulated by the State of Ohio Department of Insurance. OVBC Captive is supervised and regulated by the State of Nevada Division of Insurance. The insurance laws and regulations applicable to insurance agencies, including Ohio Valley Financial Services and OVBC Captive, require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

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

Capital Requirements

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted.  The Federal Reserve has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of the Federal Reserve Bank.  The Office of the Comptroller of the Currency and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to  risk-weighted  assets of 8%, with at least half of the  ratio  composed of common  shareholders’  equity,  minority  interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital).  The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International  Convergence  of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988.  In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”).  The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations.  Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including the Ohio Valley and the Bank, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5 percent, (b) a Tier 1 capital ratio of at least 6.0 percent, rather than the former 4.0 percent, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the  common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt)  and limited amounts of the  allowance  for  loan and  lease  losses,  subject to new  eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).  The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different  balance  sheet and  off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of  capital  distributions, including dividends,  and certain  discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625%.  The implementation of Basel III is not expected to have a material impact on Ohio Valley’s or the Bank’s capital ratios.

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

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  Ohio Valley’s management believes that the Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012.  The Bank paid a total of $3.6 million on December 30, 2009 that was recorded as a prepaid asset and was charged to expense during the periods to which it relates.

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

Employees

As of December 31, 2014, Ohio Valley and its subsidiaries had approximately 264 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2014 Annual Report to Shareholders, which are incorporated herein by reference.

I.           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2014, 2013 and 2012 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2014 and 2013 is incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2014	2013	2012
Securities Available for Sale
U.S. Government sponsored entity securities	$8,917	$8,852	$1,012
Agency mortgage-backed securities, residential	76,319	75,216	93,953
Total securities available for sale	$85,236	$84,068	$94,965
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$22,811	$22,814	$23,494
Agency mortgage-backed securities, residential	9	12	17
Total securities held to maturity	$22,820	$22,826	$23,511

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.           LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2014	2013	2012	2011	2010

Residential real estate	$223,628	$219,365	$226,022	$238,490	$236,878
Commercial real estate	177,612	183,871	175,010	207,455	226,622
Commercial and industrial	83,998	60,803	57,239	45,200	55,306
Consumer	109,530	102,280	100,017	107,163	122,516
	$594,768	$566,319	$558,288	$598,308	$641,322

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

C.	1.
Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1.2 million, $887,000 and $1.1 million for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.  The amount of interest income that was included in net income recorded on such loans was $1.0 million, $804,000 and $938,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming and Past Due Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014  Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2014 and 2013, there were no loans that are not already included in “Table V - Summary of Nonperforming and Past Due Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2014, 2013 or 2012.

4.
Loan Concentrations - As of December 31, 2014 and 2013, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, located in Ohio Valley’s 2014 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2014 and 2013, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2014	2013	2012	2011	2010

Balance, beginning of year	$6,155	$6,905	$7,344	$9,386	$8,198
Loans charged off:
Residential real estate	487	819	1,066	2,034	971
Commercial real estate	235	2	2,378	1,913	2,766
Commercial and industrial	41	600	70	4,725	191
Consumer	1,216	1,279	1,622	1,750	1,951
Total loans charged off	1,979	2,700	5,136	10,422	5,879

Recoveries of loans:
Residential real estate	286	282	140	201	40
Commercial real estate	108	345	43	1,391	70
Commercial and industrial	392	65	2,019	1,127	25
Consumer	585	781	912	765	1,061
Total recoveries of loans	1,371	1,473	3,114	3,484	1,196

Net loan charge-offs	(608)	(1,227)	(2,022)	(6,938)	(4,683)
Provision charged to operations	2,787	477	1,583	4,896	5,871
Balance, end of year	$8,334	$6,155	$6,905	$7,344	$9,386
Ratio of net charge-offs to average loans outstanding	.10%	.22%	.35%	1.11%	.72%
Ratio of allowance for loan losses to
non-performing assets	74.76%	122.81%	90.24%	99.34%	99.72%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the caption “Allowance for Loan Losses and Provision Expense” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

V.           DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2014, 2013, or 2012.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2014 and 2013:

December 31, 2014		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Total time deposits of $100 or greater	$17,474	$10,498	$11,540	$46,778

December 31, 2013		Over	Over
	3 months	3 through	6 through	Over
(dollars in thousands)	or less	6 months	12 months	12 months

Total time deposits of $100 or greater	$15,265	$8,912	$25,205	$26,662

VI.           RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table X - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

VII.           SHORT-TERM BORROWINGS

During the years ended December 31, 2014 and 2013, the Company had no securities sold under agreements to repurchase on hand.

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

While some improvements in the U.S. economy have occurred, including improvements in employment levels and housing prices, there is still some concern about whether such improvements will continue.  Economic problems in Europe have added to volatility in the capital markets and concerns over whether improvements in the U.S. economy will continue. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers.  As a result, we may experience increased delinquencies, foreclosures and customer bankruptcies, as well as decreased loan demand.

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

During the last several years, Congress, the Treasury and the financial institution regulators took numerous actions to address the liquidity and credit situation in the financial markets.  These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector.  The long-term effect of actions already taken as well as new legislation is unknown.  Renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect our ability to attract and retain new customers.

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

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  In accordance with U.S. generally accepted accounting principles, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses.  Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results.  Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses.  Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance.  We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance.  Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

The discontinuance of tax refund services, or a reduction in fees under a new contract, pursuant to an arrangement with a single tax refund product provider could have an adverse effect on our net income.

Through our relationship with a single tax refund product provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit (“ERC/ERD”).  In return, the Bank charges a fee for the service.  For the 2014 tax season, the Company recorded ERC/ERD fee income of $3.1 million.

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

Prior to April 2011, the Bank also offered refund anticipation loans (“RALs”).  On February 3, 2011, the Bank received a recommendation from the FDIC to discontinue offering RALs through third parties following the completion of the current tax filing season.  The FDIC expressed concerns regarding the underwriting of RALs based on the 2010 decision by the Internal Revenue Service (the “IRS”) to cease providing debt indicator information.  The debt indicator information provided an indication of whether an individual taxpayer would have any portion of the anticipated tax refund offset for delinquent taxes or other debts, such as unpaid child support or delinquent federally funded student loans.  In response to the FDIC's expressions of concern, the Bank discontinued offering RALs through unrelated third-party vendors after April 19, 2011.  The Bank’s termination of this product had a negative effect on its results of operations.  The Bank has, though, continued offering ERCs and ERDs through its tax refund clearing agreement with the current tax refund product provider.  Furthermore, the FDIC's recommendation did not affect the offerings of RALs by Loan Central.

The Company will continue to face risks within its ERC/ERD business that could potentially terminate its agreement with the third-party tax refund product provider.  These risks include not being able to perform the required ERC/ERD clearing services and/or regulatory scrutiny that could lead to a discontinuation in offering the ERC/ERD product.  Also, having an agreement with just one tax refund product provider, a termination of that relationship could significantly reduce the Company’s ability to offer ERC’s and ERD’s due to limited alternatives of replacement.  The termination of the ERC/ERD product would have a negative effect on earnings.

We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.

We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions.  Risks to the system result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others.  As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  We are also at risk for the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.  These risks also arise from the same types of threats to businesses with which we deal.

Potential adverse consequences of attacks on our computer systems or other threats include damage to our reputation, loss of customer business, litigation and increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.

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

Ohio Valley and the Bank are required by regulatory authorities to maintain specified levels of capital.  Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating inclusion of certain instruments from the calculation of capital.  Ohio Valley and the Bank began transitioning to the new requirements on January 1, 2015.  Ohio Valley may be required to raise additional capital.  If Ohio Valley experiences increased loan losses, additional capital may need to be obtained.  In addition, Ohio Valley may elect to raise additional capital to support its business, to finance acquisitions, if any, or for other purposes.  Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.  There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us.  If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with U.S. generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

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

The Emergency Economic Stabilization Act of 2008 instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks to $250,000 per customer.

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

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns seven financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio and Milton (Cabell Co.) in West Virginia.  The Bank leases seven additional financial service centers located in Gallipolis (Gallia Co.) and Pomeroy (Meigs Co.) in Ohio and Point Pleasant (Mason Co.), and Huntington (Cabell Co.) in West Virginia.   The Bank also owns and operates twenty-four ATMs, including eleven off-site ATMs.  Furthermore, the Bank owns a facility and leases one facility in Gallipolis (Gallia Co.), Ohio which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), Ohio and leases a facility in Point Pleasant (Mason Co.), West Virginia which are both leased out to third parties.

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

 Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2014, located in Ohio Valley’s 2014 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Summary of Common Stock Data” and “Performance Graph” located in Ohio Valley’s 2014 Annual Report to Shareholders and “Note N - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014 located in Ohio Valley’s 2014 Annual Report to Shareholders.

On December 31, 2014, Ohio Valley sold 14,618 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $351,000.  No underwriters were involved, and no underwriting discount or commissions were paid.  The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which David W. Thomas, a director of Ohio Valley and the Bank, serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2014.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2014 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Interest Rate Sensitivity and Liquidity” and “Interest Rate Sensitivity -- Table VIII” found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2014 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2014 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2014 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2014 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2014 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 13, 2015 (the “2015 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2015 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” and “Proxy Item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2015 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2015 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2015 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2015 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2014 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

OHIO VALLEY BANC CORP.

Date:	March 16, 2015	By:	/s/ Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2015 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Thomas E. Wiseman	President and Chief Executive Officer
Thomas E. Wiseman	(principal executive officer)

/s/Scott W. Shockey	Senior Vice President and Chief Financial Officer
Scott W. Shockey	(principal financial officer and principal accounting officer)

/s/Jeffrey E. Smith	Chairman
Jeffrey E. Smith

/s/Lannes C. Williamson	Director
Lannes C. Williamson

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Steven B. Chapman	Director
Steven B. Chapman

/s/Harold A. Howe	Director
Harold A. Howe

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

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

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2014:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.