Form 10-Q
period 2015-03-31
OHIO VALLEY BANC CORP
filed 2015-05-11
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of common shares of the registrant outstanding as of May 11, 2015 was 4,117,675.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$11,498	$9,315
Interest-bearing deposits with banks	104,318	21,662
Total cash and cash equivalents	115,816	30,977

Certificates of deposit in financial institutions	980	980
Securities available for sale	89,974	85,236
Securities held to maturity (estimated fair value: 2015 - $23,590; 2014 - $23,570)	22,729	22,820
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	6,576

Total loans	594,517	594,768
Less: Allowance for loan losses	(8,320)	(8,334)
Net loans	586,197	586,434

Premises and equipment, net	9,318	9,195
Other real estate owned	1,501	1,525
Accrued interest receivable	1,897	1,806
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	25,788	25,612
Other assets	5,942	6,240
Total assets	$867,985	$778,668

LIABILITIES
Noninterest-bearing deposits	$221,974	$161,794
Interest-bearing deposits	502,434	485,036
Total deposits	724,408	646,830

Other borrowed funds	24,648	24,972
Subordinated debentures	8,500	8,500
Accrued liabilities	21,153	12,150
Total liabilities	778,709	692,452

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,777,414 shares issued)	4,777	4,777
Additional paid-in capital	35,318	35,318
Retained earnings	63,632	60,873
Accumulated other comprehensive income	1,261	960
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	89,276	86,216
Total liabilities and shareholders’ equity	$867,985	$778,668

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2015	2014

Interest and dividend income:
Loans, including fees	$8,899	$8,814
Securities:
Taxable	449	406
Tax exempt	139	136
Dividends	74	86
Other Interest	66	66
	9,627	9,508
Interest expense:
Deposits	535	573
Other borrowed funds	121	112
Subordinated debentures	41	41
	697	726
Net interest income	8,930	8,782
Provision for loan losses	(78)	494
Net interest income after provision for loan losses	9,008	8,288

Noninterest income:
Service charges on deposit accounts	353	391
Trust fees	58	55
Income from bank owned life insurance and annuity assets	176	159
Mortgage banking income	59	58
Electronic refund check / deposit fees	2,095	2,648
Debit / credit card interchange income	538	504
Gain (loss) on other real estate owned	15	(12)
Gain on sale of ProAlliance Corporation	----	135
Other	195	180
	3,489	4,118
Noninterest expense:
Salaries and employee benefits	4,400	4,377
Occupancy	402	398
Furniture and equipment	178	180
FDIC insurance	166	127
Data processing	368	321
Foreclosed assets	35	61
Other	1,878	1,831
	7,427	7,295

Income before income taxes	5,070	5,111
Provision for income taxes	1,446	1,547

NET INCOME	$3,624	$3,564

Earnings per share	$.88	$.87

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2015	2014

Net Income	$3,624	$3,564

Other comprehensive income:
Change in unrealized gain on available for sale securities	455	446
Related tax (expense) benefit	(154)	(151)
Total other comprehensive income, net of tax	301	295

Total comprehensive income	$3,925	$3,859

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014

Balance at beginning of period	$86,216	$80,419

Net income	3,624	3,564

Other comprehensive income, net of tax	301	295

Cash dividends	(865)	(861)

Balance at end of period	$89,276	$83,417

Cash dividends per share	$.21	$.21

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2015	2014

Net cash provided by operating activities:	$12,738	$5,705

Investing activities:
Proceeds from maturities of securities available for sale	3,619	3,497
Purchases of securities available for sale	(8,019)	(8,040)
Proceeds from maturities of securities held to maturity	360	355
Purchases of securities held to maturity	(285)	(165)
Redemptions of Federal Home Loan Bank stock	----	1,200
Net change in loans	94	(8,337)
Proceeds from sale of other real estate owned	260	62
Purchases of premises and equipment	(317)	(652)
Net cash provided by (used in) investing activities	(4,288)	(12,080)

Financing activities:
Change in deposits	77,578	73,083
Cash dividends	(865)	(861)
Proceeds from Federal Home Loan Bank borrowings	----	1,653
Repayment of Federal Home Loan Bank borrowings	(324)	(240)
Net cash provided by financing activities	76,389	73,635

Change in cash and cash equivalents	84,839	67,260
Cash and cash equivalents at beginning of period	30,977	28,344
Cash and cash equivalents at end of period	$115,816	$95,604

Supplemental disclosure:

Cash paid for interest	$665	$768
Transfers from loans to other real estate owned	221	142
Other real estate owned sales financed by the Bank	----	40

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc. (“Loan Central”), a consumer finance company, Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), an insurance agency, and OVBC Captive, Inc. (“the Captive”), a limited purpose property and casualty insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the “Company”.  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2015, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2015.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2014 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

As previously reported, the Internal Revenue Service proposed that Loan Central, as a tax return preparer, be assessed a penalty for allegedly negotiating or endorsing checks issued by the U.S. Treasury to taxpayers. The penalty would amount to approximately $1.2 million. Loan Central appealed this matter within the Internal Revenue Service. Loan Central was notified that the Appeals Office would not concede the penalty, and the penalty had been assessed. The Company will have to resolve the matter through the judicial system. Based on consultation with legal counsel, management remains confident that it is highly unlikely that the penalty recommendation will be sustained. Therefore, the Company did not recognize any interest and/or penalties related to this matter for the periods presented.

The consolidated financial statements for 2014 have been reclassified to conform to the presentation for 2015.  These reclassifications had no effect on the net results of operations or shareholders’ equity.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business, banking and consumer finance.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,117,675 for the three months ended March 31, 2015 and 4,098,753 for the three months ended March 31, 2014.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NEW ACCOUNTING PRONOUNCEMENTS:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new topic, Topic 606, provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Initially, the new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016.  However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU 2014-09 as of the original effective date.  Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,998	----
Agency mortgage-backed securities, residential	----	80,976	----

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,917	----
Agency mortgage-backed securities, residential	----	76,319	----

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$949
Nonowner-occupied	----	----	5,199
Commercial and industrial	----	----	3,095

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$1,679
Owner-occupied	----	----	5,270
Commercial and industrial	----	----	2,532

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

At March 31, 2015, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $12,685, with a corresponding valuation allowance of $3,442, resulting in an increase of $150 in provision expense during the three months ended March 31, 2015, with no additional charge-offs recognized.  This is compared to a decrease of $173 in provision expense during the three months ended March 31, 2014, with $157 in charge-offs recognized. At December 31, 2014, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $12,773, with a corresponding valuation allowance of $3,292.

Other real estate owned that was measured at fair value less costs to sell at March 31, 2015 and December 31, 2014 had a net carrying amount of $1,147, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,070 at December 31, 2014. There were no corresponding write downs during the three months ended March 31, 2015 and 2014.  There was $88 in net appreciation during 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

March 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$949	Sales approach	Adjustment to comparables	1.5% to 62%	24%
Nonowner-occupied	2,526	Income approach	Capitalization Rate	6.5%	6.5%
Nonowner-occupied	2,673	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	3,095	Sales approach	Adjustment to comparables	10% to 30%	18%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	5% to 35%	18%

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$1,679	Sales approach	Adjustment to comparables	0.3% to 62%	18%
		Income approach	Capitalization Rate	10%	10%
Nonowner-occupied	2,597	Income approach	Capitalization Rate	6.5%	6.5%
Nonowner-occupied	2,673	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	2,532	Sales approach	Adjustment to comparables	10% to 30%	21.42%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	5% to 35%	18%

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$115,816	$115,816	$	----	$	----	$115,816
Certificates of deposit
in financial institutions	980	----		980		----	980
Securities available for sale	89,974	----		89,974		----	89,974
Securities held to maturity	22,729	----		12,491		11,099	23,590
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	586,197	----		----		592,466	592,466
Accrued interest receivable	1,897	----		373		1,524	1,897

Financial liabilities:
Deposits	724,408	221,942		502,962		----	724,904
Other borrowed funds	24,648	----		24,425		----	24,425
Subordinated debentures	8,500	----		5,035		----	5,035
Accrued interest payable	426	4		422		----	426

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$30,977	$30,977	$	----	$	----	$30,977
Certificates of deposit
in financial institutions	980	----		980		----	980
Securities available for sale	85,236	----		85,236		----	85,236
Securities held to maturity	22,820	----		12,144		11,426	23,570
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	586,434	----		----		591,594	591,594
Accrued interest receivable	1,806	----		230		1,576	1,806

Financial liabilities:
Deposits	646,830	161,784		485,503		----	647,287
Other borrowed funds	24,972	----		24,555		----	24,555
Subordinated debentures	8,500	----		4,979		----	4,979
Accrued interest payable	394	4		390		----	394

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Certificates of Deposit in Financial Institutions: The carrying amounts of certificates of deposit in financial institutions approximate fair values and are classified as Level 2.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at March 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
U.S. Government sponsored entity securities	$9,017	$34	$(23)	$8,998
Agency mortgage-backed securities, residential	79,047	1,975	(45)	80,976
Total securities	$88,064	$1,978	$(68)	$89,974

December 31, 2014
U.S. Government sponsored entity securities	$9,019	$2	$(104)	$8,917
Agency mortgage-backed securities, residential	74,761	1,693	(136)	76,319
Total securities	$83,781	$1,695	$(240)	$85,236

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2015
Obligations of states and political subdivisions	$22,721	$1,008	$(147)	$23,582
Agency mortgage-backed securities, residential	8	----	----	8
Total securities	$22,729	$1,008	$(147)	$23,590

December 31, 2014
Obligations of states and political subdivisions	$22,811	$939	$(189)	$23,561
Agency mortgage-backed securities, residential	9	----	----	9
Total securities	$22,820	$939	$(189)	$23,570

The amortized cost and estimated fair value of the securities portfolio at March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,003	$1,006	$1,220	$1,223
Due in over one to five years	8,014	7,992	6,730	7,116
Due in over five to ten years	----	----	11,569	12,122
Due after ten years	----	----	3,202	3,121
Agency mortgage-backed securities, residential	79,047	80,976	8	8
Total debt securities	$88,064	$89,974	$22,729	$23,590

The following table summarizes the investment securities with unrealized losses at March 31, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$7,991	$(23)	$7,991	$(23)
Agency mortgage-backed
securities, residential		----		----	4,062	(45)	4,062	(45)
Total available for sale	$	----	$	----	$12,053	$(68)	$12,053	$(68)

Less Than 12 Months	12 Months or More	Total
	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$	----	$	----	$1,509	$(147)	$1,509	$(147)
Total held to maturity	$	----	$	----	$1,509	$(147)	$1,509	$(147)

Less Than 12 Months	12 Months or More	Total
December 31, 2014	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$7,911	$(104)	$7,911	$(104)
Agency mortgage-backed
securities, residential		11,232		(20)	8,397	(116)	19,629	(136)
Total available for sale		$11,232		$(20)	$16,308	$(220)	$27,540	$(240)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,171	$(9)	$2,916	$(180)	$4,087	$(189)
Total held to maturity	$1,171	$(9)	$2,919	$(180)	$4,087	$(189)

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality at March 31, 2015, and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2015 and December 31, 2014 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2015	2014
Residential real estate	$221,310	$223,628
Commercial real estate:
Owner-occupied	79,047	78,848
Nonowner-occupied	72,159	71,229
Construction	25,987	27,535
Commercial and industrial	89,447	83,998
Consumer:
Automobile	43,022	42,849
Home equity	19,198	18,291
Other	44,347	48,390
	594,517	594,768
Less: Allowance for loan losses	8,320	8,334

Loans, net	$586,197	$586,434

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,426	$4,195	$1,602	$1,111	$8,334
Provision for loan losses	31	6	14	(129)	(78)
Loans charged off	(97)	(8)	(2)	(261)	(368)
Recoveries	105	17	124	186	432
Total ending allowance balance	$1,465	$4,210	$1,738	$907	$8,320

March 31, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,169	$2,914	$1,279	$793	$6,155
Provision for loan losses	309	57	(19)	147	494
Loans charged off	(54)	(157)	----	(255)	(466)
Recoveries	13	31	71	164	279
Total ending allowance balance	$1,437	$2,845	$1,331	$849	$6,462

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014:

March 31, 2015	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,533	$1,021	$4	$3,558
Collectively evaluated for impairment		1,465	1,677	717	903	4,762
Total ending allowance balance		$1,465	$4,210	$1,738	$907	$8,320

Loans:
Loans individually evaluated for impairment		$1,411	$11,590	$7,358	$219	$20,578
Loans collectively evaluated for impairment		219,899	165,603	82,089	106,348	573,939
Total ending loans balance		$221,310	$177,193	$89,447	$106,567	$594,517

December 31, 2014	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,506	$900	$6	$3,412
Collectively evaluated for impairment		1,426	1,689	702	1,105	4,922
Total ending allowance balance		$1,426	$4,195	$1,602	$1,111	$8,334

Loans:
Loans individually evaluated for impairment		$1,415	$11,711	$6,824	$219	$20,169
Loans collectively evaluated for impairment		222,213	165,901	77,174	109,311	574,599
Total ending loans balance		$223,628	$177,612	$83,998	$109,530	$594,768

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$478	$478	$445
Nonowner-occupied	7,580	7,580	2,088
Commercial and industrial	3,045	3,045	1,021
Consumer:
Home equity	219	219	4
With no related allowance recorded:
Residential real estate	1,411	1,411	----
Commercial real estate:
Owner-occupied	3,099	2,552	----
Nonowner-occupied	1,294	300	----
Construction	680	680	----
Commercial and industrial	4,435	4,313	----
Total	$22,241	$20,578	$3,558

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,177	$1,177	$414
Nonowner-occupied	7,656	7,656	2,092
Commercial and industrial	2,356	2,356	900
Consumer:
Home equity	219	219	6
With no related allowance recorded:
Residential real estate	1,415	1,415	----
Commercial real estate:
Owner-occupied	3,125	2,578	----
Nonowner-occupied	1,298	300	----
Commercial and industrial	4,703	4,468	----
Total	$21,949	$20,169	$3,412

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$827	$	----	$	----
Nonowner-occupied	7,618		16		16
Commercial and industrial	2,701		25		25
Consumer:
Home equity	219		3		3
With no related allowance recorded:
Residential real estate	1,412		9		9
Commercial real estate:
Owner-occupied	2,566		30		30
Nonowner-occupied	300		12		12
Construction	340		----		----
Commercial and industrial	4,390		55		55
Total	$20,373		$150		$150

	Three months ended March 31, 2014
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$906	$9	$9
Commercial real estate:
Nonowner-occupied	3,344	34	34
Commercial and industrial	892	10	10
Consumer:
Home equity	218	2	2
With no related allowance recorded:
Residential real estate	527	7	7
Commercial real estate:
Owner-occupied	1,203	9	9
Nonowner-occupied	5,717	75	75
Commercial and industrial	1,734	20	20
Total	$14,541	$166	$166

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$34	$3,594
Commercial real estate:
Owner-occupied	----	781
Nonowner-occupied	----	3,988
Construction	----	769
Commercial and industrial	----	91
Consumer:
Automobile	38	11
Home equity	----	149
Other	----	69
Total	$72	$9,452

December 31, 2014	Loans Past Due 90 Days And Still Accruing		Nonaccrual

Residential real estate	$	----	$3,768
Commercial real estate:
Owner-occupied		----	1,484
Nonowner-occupied		----	4,013
Commercial and industrial		----	95
Consumer:
Automobile		15	18
Home equity		----	103
Other		58	68
Total		$73	$9,549

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,997	$493	$3,406	$5,896	$215,414	$221,310
Commercial real estate:
Owner-occupied	227	----	781	1,008	78,039	79,047
Nonowner-occupied	323	----	3,988	4,311	67,848	72,159
Construction	----	69	769	838	25,149	25,987
Commercial and industrial	256	----	21	277	89,170	89,447
Consumer:
Automobile	516	162	49	727	42,295	43,022
Home equity	26	----	149	175	19,023	19,198
Other	452	79	69	600	43,747	44,347
Total	$3,797	$803	$9,232	$13,832	$580,685	$594,517

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,337	$612	$3,489	$7,438	$216,190	$223,628
Commercial real estate:
Owner-occupied	74	62	1,422	1,558	77,290	78,848
Nonowner-occupied	----	----	----	----	71,229	71,229
Construction	932	----	----	932	26,603	27,535
Commercial and industrial	----	10	24	34	83,964	83,998
Consumer:
Automobile	616	149	33	798	42,051	42,849
Home equity	----	----	103	103	18,188	18,291
Other	655	20	126	801	47,589	48,390
Total	$5,614	$853	$5,197	$11,664	$583,104	$594,768

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

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2015 and December 31, 2014:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
March 31, 2015
Residential real estate
Interest only payments	$516	$	----	$516
Commercial real estate:
Owner-occupied
Interest only payments	457		----	457
Rate reduction	----		240	240
Reduction of principal and interest payments	621		----	621
Maturity extension at lower stated rate than market rate	1,030		----	1,030
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	3,487		3,988	7,475
Rate reduction	405		----	405
Commercial and industrial
Interest only payments	6,963		----	6,963
Credit extension at lower stated rate than market rate	395		----	395
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	219		----	219

Total TDR’s	$14,297		$4,228	$18,525

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
December 31, 2014
Residential real estate
Interest only payments	$520	$	----	$520
Commercial real estate:
Owner-occupied
Interest only payments	457		----	457
Rate reduction	----		244	244
Reduction of principal and interest payments	627		----	627
Maturity extension at lower stated rate than market rate	1,046		----	1,046
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	3,535		4,013	7,548
Rate reduction	408		----	408
Commercial and industrial
Interest only payments	6,429		----	6,429
Credit extension at lower stated rate than market rate	395		----	395
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	219		----	219

Total TDR’s	$13,840		$4,257	$18,097

During the three months ended March 31, 2015, the TDR’s described above increased the provision expense and the allowance for loan losses by $115 with no corresponding charge-offs.  This is compared to a $26 decrease in the provision expense and the allowance for loan losses during the three months ended March 31, 2014 with no corresponding charge-offs.

At March 31, 2015, the balance in TDR loans increased $428, or 2.4%, from year-end 2014.  The increase was largely due to line of credit advances related to one commercial and industrial loan during the first quarter of 2015.  There were no new loans classified as TDR's during the first quarter of 2015.  The Company had 77% of its TDR's performing according to their modified terms at both March 31, 2015 and December 31, 2014.  TDR loans not performing to modified terms were largely impacted by a commercial real estate loan totaling $4,013 that was converted to nonaccrual status during the fourth quarter of 2014 after it was determined that full loan repayment was in significant doubt.  Furthermore, the collateral values of this commercial real estate loan were re-evaluated during the fourth quarter of 2014 and additional impairment was identified that resulted in a $1,340 specific allocation.  As a result, the Company's specific allocations in reserves to customers whose loan terms have been modified in TDR’s totaled $3,113 at March 31, 2015, as compared to $2,998 in reserves at December 31, 2014.  At March 31, 2015, the Company had $1,337 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $1,871 at December 31, 2014.

There were no TDR loan modifications that occurred during the three months ended March 31, 2015 and 2014.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2015	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$73,091	$2,147	$3,809	$79,047
Nonowner-occupied	61,483	2,430	8,246	72,159
Construction	25,050	----	937	25,987
Commercial and industrial	81,291	547	7,609	89,447
Total	$240,915	$5,124	$20,601	$266,640

December 31, 2014	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$72,232	$2,102	$4,514	$78,848
Nonowner-occupied	60,491	2,127	8,611	71,229
Construction	27,364	----	171	27,535
Commercial and industrial	76,395	495	7,108	83,998
Total	$236,482	$4,724	$20,404	$261,610

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2015 and December 31, 2014:

March 31, 2015	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$42,973	$19,049	$44,278	$217,682	$323,982
Nonperforming	49	149	69	3,628	3,895
Total	$43,022	$19,198	$44,347	$221,310	$327,877

December 31, 2014	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$42,816	$18,188	$48,264	$219,860	$329,128
Nonperforming	33	103	126	3,768	4,030
Total	$42,849	$18,291	$48,390	$223,628	$333,158

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.89% of total loans were unsecured at March 31, 2015, up from 5.66% at December 31, 2014.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2015, the contract amounts of these instruments totaled approximately $55,045, compared to $55,344 at December 31, 2014.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2015 and December 31, 2014 were comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2015	$20,858	$3,790	$24,648
December 31, 2014	$21,181	$3,791	$24,972

Pursuant to collateral agreements with the FHLB, advances were secured by $211,195 in qualifying mortgage loans, $77,638 in commercial loans and $5,081 in FHLB stock at March 31, 2015.  Fixed-rate FHLB advances of $20,858 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.10%.  There were no variable-rate FHLB borrowings at March 31, 2015.

At March 31, 2015, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at March 31, 2015.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $175,993 at March 31, 2015.  Of this maximum borrowing capacity, the Company had $116,535 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 1.50% and are due at various dates through a final maturity date of December 8, 2016.  At March 31, 2015, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $38,600 at March 31, 2015 and $29,500 at December 31, 2014.

Scheduled principal payments as of March 31, 2015:

	FHLB Borrowings	Promissory Notes	Totals

2015	$1,450	$2,043	$3,493
2016	1,594	1,747	3,341
2017	4,534	----	4,534
2018	1,484	----	1,484
2019	1,443	----	1,443
Thereafter	10,353	----	10,353
	$20,858	$3,790	$24,648

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 85.9% and 85.7% of total consolidated revenues for the quarters ended March 31, 2015 and 2014, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$7,561	$1,369	$8,930
Provision expense	(175)	97	(78)
Noninterest income	3,043	446	3,489
Noninterest expense	6,707	720	7,427
Tax expense	1,107	339	1,446
Net income	2,965	659	3,624
Assets	855,500	12,485	867,985

	Three Months Ended March 31, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$7,421	$1,361	$8,782
Provision expense	375	119	494
Noninterest income	3,573	545	4,118
Noninterest expense	6,611	684	7,295
Tax expense	1,173	374	1,547
Net income	2,835	729	3,564
Assets	812,584	12,951	825,535

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control that could cause actual results to differ materially from those expressed in such forward looking statements. These factors include, but are not limited to: changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes, the effects of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 2014. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

Net income totaled $3,624 during the first quarter of 2015, an increase of $60, or 1.7%, compared to $3,564 during the first quarter of 2014.  Earnings per share for the first quarter of 2015 also increased by $.01, or 1.1%, compared to the first quarter of 2014, to finish at $.88 per share.  The increase in earnings compared to the first quarter of 2014 was largely attributable to growth in net interest income and a significant savings in provision for loan loss expense, partially offset by lower noninterest income.  The Company’s return on assets (“ROA”), decreased to 1.67% at March 31, 2015, compared to 1.70% at March 31, 2014.  The Company’s return on equity (“ROE”), also decreased to 16.94% at March 31, 2015, compared to 17.84% at March 31, 2014.

The Company’s net interest income was $8,930 for the first quarter of 2015, an increase of 1.7% over the first quarter of 2014. The primary reasons for net interest income improvement include increasing average earning assets, a decrease in premium expense on mortgage-backed securities and declines in higher-costing time deposits.  For the first quarter of 2015, average earning assets totaled $829,036, which represented an increase of 3.2% over the prior year.  The successful growth in average earning assets came mostly from loans, particularly the commercial loan segment.  Partially offsetting growth in average earning assets was a decline in the Company’s net interest margin, which finished at 4.45% during the first quarter of 2015, as compared to 4.51% during the first quarter of 2014.  The lower net interest margin was impacted by a greater decrease in asset yields, as compared to the cost of funding sources.  With the prolonged low interest rate environment, there is limited opportunity to further reduce the Company’s funding costs, while the average yield on loans continues to trend lower.

In 2015, provision expense decreased $572 over the prior year’s first quarter.  For the three months ended March 31, 2015, the Company experienced negative provision for loan loss expense of $78 in relation to the receipt of net recoveries on loans previously charged off of $64.  The provision for loan loss expense incurred in the first quarter of 2014 was associated with an increase in general allocations related to specific loan portfolio risks that management determined were necessary.

Total noninterest income was $3,489 for the quarter ended March 31, 2015, which was 15.3% lower than the prior year’s first quarter.  Year-over-year decreases were largely due to less tax processing fees through ERC/ERD transactions.  Although the volume of tax refunds processed increased during the first quarter of 2015, tax refund processing fees totaled $2,095, a decrease of $553 from the same period during 2014.  The decrease in total fees was due to the reduced per item fees received by the Company under the new contract with the third-party tax refund product provider, which was reported in October of 2014.  Further impacting lower noninterest income was a $135 fee received during the first quarter of 2014, which gave the buyers of ProAlliance the option to purchase the Company’s pro rata shares at a future date.  The option was exercised during the third quarter of 2014, resulting in a $675 gain from the sale of ProAlliance.  These decreases were partially offset by noninterest revenue growth coming from debit/credit card interchange, higher gains on sale of OREO, and bank owned life insurance and annuity asset income.

Total noninterest expense was $7,427 for the quarter ended March 31, 2015, an increase of 1.8% from the prior year’s first quarter, largely due to increases in salaries and employee benefit expense, data processing costs, FDIC deposit premiums,  and accounting fees.

At March 31, 2015, total assets were $867,985, compared to $778,668 at year-end 2014, with the increase due mostly to temporary interest-bearing deposits into the Company’s Federal Reserve Clearing account that were generated from seasonal tax clearing activities during the first quarter of 2015. Gross loan balances of $594,517 at March 31, 2015 were relatively the same when compared to year-end 2014, decreasing just $251. Total investment securities increased 4.3% to $112,703 at March 31, 2015, compared to $108,056 at year-end 2014, mostly from purchases of mortgage-backed securities.

Total liabilities were $778,709 at March 31, 2015, up $86,257 since December 31, 2014. Total deposit balances experienced continued growth during 2015, increasing $77,578 compared to year-end 2014. Noninterest-bearing deposits accounted for $60,180 of the increase and were the result of normal seasonal increases in tax refund processing activities and municipal public fund deposit balances.

At March 31, 2015, total shareholders' equity was $89,276, up $3,060 since December 31, 2014.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of
Financial Condition
at March 31, 2015 and December 31, 2014

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2015 compared to December 31, 2014.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

At March 31, 2015, cash and cash equivalents increased $84,839, to finish at $115,816, compared to $30,977 at December 31, 2014.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2014, mostly from seasonal increases in ERC/ERD transactions.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds, which are expected to decrease during the remainder of 2015.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Certificates of deposit

At March 31, 2015, the Company had $980 in certificates of deposit, owned by the Captive and unchanged from year-end 2014.  The investment consisted of four certificates with maturity terms ranging from one to three years.

Securities

The balance of total securities increased $4,647, or 4.3%, compared to year-end 2014.  The increase came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which increased $4,656, or 6.1%, from year-end 2014.  The Company’s investment securities portfolio is made up mostly of Agency mortgage-backed securities, representing 71.9% of total investments at March 31, 2015.   During the first quarter of 2015, the Company invested $8,019 in new Agency mortgage-backed securities, while receiving principal repayments of $3,619.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  However, with the current low interest rate environment, the cash flow is being reinvested at lower rates.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances were consistent with year-end, totaling $594,517 at March 31, 2015, as compared to $594,768 at December 31, 2014.  Loan balances were positively impacted by increased origination volume within the commercial lending segment, which increased $5,030, or 1.9%, from year-end 2014.  This increase came mostly from the commercial and industrial loan portfolio, which grew $5,449, or 6.5%, from year-end 2014.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. Commercial real estate loans comprise the largest portion of the Company’s total commercial loan portfolio, representing 66.5% at March 31, 2015.  Commercial real estate loans experienced a decrease of $419, or 0.24%, from year-end 2014, largely within construction loans.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Residential real estate loan balances comprise the largest portion of the Company’s loan portfolio at 37.2% and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first quarter of 2015 decreased $2,318, or 1.0%, from year-end 2014.  Movement within the real estate portfolio consists of decreasing long-term fixed-rate mortgages partially offset by increasing short-term adjustable-rate mortgage balances. As part of management’s interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2014.

Consumer loan balances decreased $2,963, or 2.7%, from year-end 2014.  This decrease was impacted most by an 8.4% decrease in other consumer loan balances that include mobile homes, recreational vehicles, consumer real estate and unsecured loans.  This decrease was partially offset by a 5.0% increase in home equity lines of credit balances and a 0.4% increase in automobile loans.  Automobile loans represent the Company’s largest consumer loan type at 40.4% of total consumer loans.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company had an $8,320 allowance for loan losses at March 31, 2015, which was relatively unchanged from the $8,334 allowance at year-end 2014. The allowance reserves were impacted by lower general allocations from year-end 2014 impacted by the economic risk factors within the calculation of the allowance for loan losses.  As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first quarter of 2015, the Company experienced a net recovery of $64 on previously charged-off loans versus actual loan charge-offs, which contributed to a lower historical loan loss factor.  Furthermore, the Company experienced minimal change in its criticized and classified assets from year-end 2014, which contributed to a lower economic risk factor.   As a result, the general allocation component of the allowance for loan losses decreased $160, or 3.3%, from year-end 2014.

Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  When re-evaluating the impaired loan balances to their corresponding collateral values at March 31, 2015, a specific allocation of $3,558 was needed to fund the allowance for loan losses, representing an increase of $146, or 4.3%, from year-end 2014.  This higher reserve allocation was impacted mostly by one commercial and industrial loan relationship.

The Company experienced a decrease in its troubled assets, with nonperforming loans to total loans finishing at 1.60% at March 31, 2015, down 2 basis points from year-end 2014.  The Company’s nonperforming assets to total assets totaled 1.27% at March 31, 2015, a decrease of 16 basis points from year-end 2014.  Impaired loans at March 31, 2015 increased $409, or 2.0%, from year-end 2014, largely from a commercial real estate construction loan during the first quarter of 2015.

The Company maintained its allowance for loan losses to total loans ratio at 1.40% at March 31, 2015 and year-end 2014.  Management believes that the allowance for loan losses at March 31, 2015 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2015 increased $77,578, or 12.0%, from year-end 2014.  This deposit growth came primarily from noninterest-bearing deposit balances.  During the first quarter of 2015, the Company experienced a significant increase in its business checking account balances, which increased $54,413, or 54.6%, from year-end 2014.  This increase was largely the result of ERC/ERD tax refund items processed during the first quarter of 2015.  During 2015, the Company benefited from the successful volume increase in ERC/ERD transactions.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company’s business checking accounts should decrease during the remainder of 2015.

Deposit growth also came from interest-bearing NOW account balances, which increased $14,974, or 13.3%, during the first three months of 2015 as compared to year-end 2014.  This increase was largely driven by growth in municipal NOW products due to seasonality of tax collections received, which typically decrease in the second quarter.

During the first quarter of 2015, time deposits decreased $1,564, or 0.9%, from year-end 2014.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough that many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2014 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2015, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

Other borrowed funds were $24,648 at March 31, 2015, a decrease of $324, or 1.3%, from year-end 2014. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Accrued Liabilities

The Company experienced a $9,003 increase in accrued liabilities at March 31, 2015, as compared to December 31, 2014. The increase was primarily due to investment securities that were purchased prior to March 31, 2015, but did not settle until April 2015.  The Company follows the trade date accounting method, which requires the purchase of assets to be recorded on their trade date and not their settlement date.  As a result, at March 31, 2015, the Company had recorded $8,304 in security purchases within their appropriate asset categories, along with a corresponding increase to accrued liabilities.  Upon the settlement dates in April 2015, disbursements of the payments were applied against accrued liabilities, effectively eliminating these temporary amounts from the initial recording of the transaction.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At March 31, 2015, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity of the Company at March 31, 2015 of $89,276 increased $3,060, or 3.5%, as compared to $86,216 at December 31, 2014. Contributing most to this increase was year-to-date net income of $3,624, partially offset by cash dividends paid of $865, or $.21 per share.

Comparison of Results of Operations
for the Three Months Ended
March 31, 2015 and 2014

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2015 compared to the same period in 2014. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the first quarter of 2015, net interest income increased $148, or 1.7%, as compared to the first quarter of 2014.  The improvement was largely due to increased average loans and lower premium expenses on investment securities.

Total interest and fee income recognized on the Company’s earning assets increased $119, or 1.3%, during the first quarter of 2015, as compared to the same period in 2014, mostly impacted by average loans.  Average loans during the first quarter of 2015 were $593,714, an increase of $22,272, or 3.9%, over the average loans during the first quarter of 2014.  The Company benefited from average balance increases in all loan portfolio segments, led by commercial loans.  The Company further benefited from increased earnings within investment securities, which increased $46, or 8.5%, during the first quarter of 2015, as compared to the same period in 2014, coming primarily from Agency mortgage-backed securities.  The effect of slower refinancing volume evident during the first quarter of 2015 has resulted in less principal repayments from Agency mortgage-backed securities, causing monthly premium expense to amortize more slowly.  Limiting the growth in interest income were lower asset yields.  Asset yields on the Company’s earning assets have been negatively impacted by lower market rates and higher average balances within the Company’s lower-yielding Federal Reserve Bank clearing account during the first quarter of 2015.  As a result, the earning asset yield at March 31, 2015 was 4.79%, compared to 4.87% at March 31, 2014.

Total interest expense incurred on the Company’s interest-bearing liabilities during the first quarter of 2015 decreased $29, or 4.0%, from the same period in 2014.  The decrease was primarily due to a sustained low-rate environment that has impacted the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2015.  As a result, the Company’s weighted average costs for time deposits decreased from 0.87% at March 31, 2014 to 0.75% at March 31, 2015.  The Company also continues to utilize more of its lower cost, core deposit funding sources to further lower interest costs.  As a result, the Company’s average interest- and non-interest bearing core deposits increased $14,158, or 2.5%, while average time deposit balances increased $2,266, or 1.3%, during the first three months of 2015 when compared to the same period in 2014.  As a result of decreases in the average market interest rates and the continued emphasis on utilizing lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 5 basis points from 0.49% at March 31, 2014 to 0.44% at March 31, 2015.

During 2015, the decline in asset yields completely offset the decline in funding costs.  As a result, the Company’s net interest margin decreased 6 basis points to 4.45% during the first quarter of 2015, as compared to the same period in 2014.  The Company will continue to focus on re-deploying the excess liquidity retained within the Federal Reserve account earning 0.25% into higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses

During the first quarter of 2015, the Company experienced negative provision expense of $78, as compared to provision expense charges of $494 during the first quarter of 2014.  Provision expense during 2015 was largely impacted by higher net recoveries of previously charged off loans.  Recoveries during the first quarter of 2015 totaled $432, which completely offset loan charge-offs of $368 during the same period.  Net charge-offs of $187 were recorded during the first quarter of 2014.  The success in net recoveries helped to lower the historical loan loss factor, which contributed to lower general allocations within the allowance for loan losses during 2015.

During the first quarter of 2014, provision expense of $494 was primarily impacted by several general allocation metrics that were re-evaluated and adjusted, contributing to higher general allocations within the residential real estate and commercial loan portfolios.  Adjustments were made to the commercial loan loss factor, extending the range of the loan loss period from a 3-year rolling average to a 5-year rolling average.  This update was due to the significant decline in net charge-offs that had been experienced since the first quarter of 2012 that was reducing the historical loan loss factor for commercial loans.  By extending the historical loss period to five years, management felt the historical factor would be more representative of the expected losses to be incurred on commercial loans.  Management also increased the economic risk factor by adjusting its criticized/classified asset thresholds to incorporate more risk potential within the Company’s special mention and substandard loan portfolios.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2015 was $3,489, a decrease of $629, or 15.3%, from the three months ended March 31, 2014.  Lower noninterest income during 2015 was largely affected by the Company’s seasonalERC/ERD fees, which decreased $553, or 20.9%, from the prior year.  In October 2014, the Bank entered into a new agreement with the third-party tax refund product provider, which lowered the per transaction fee associated with each refund facilitated.  As a result, even though the Company experienced an 8% increase in the number of ERC/ERD transactions that were facilitated, the lower fee structure caused tax processing revenues to be lower than the year before.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2015, with only minimal income expected during the second half of 2015.

Lower noninterest income during 2015 also came from the Company’s gain on sale of its 9% ownership interest in ProAlliance of $135 during the first quarter of 2014.  This represented the first of two installments the Company received during 2014.  The first installment of $135 was received on February 5, 2014, when the Company received its pro rata share of a non-refundable fee giving the buyers an option to purchase the outstanding shares of ProAlliance.  On August 1, 2014, the buyer exercised its option to purchase the shares and the Company received $675 for its ownership interest in ProAlliance.

The Company’s remaining noninterest income categories were collectively up $59, or 4.4%, during the first quarter of 2015, when compared to the same period in 2014.  These changes were primarily due to increases in debit/credit card interchange fees, higher gains on the sale of OREO property and bank owned life insurance and annuity asset income.

Noninterest Expense

Noninterest expense during the first quarter of 2015 increased $132, or 0.5%, from the first quarter in 2014.  Contributing to the incline in net overhead expense were higher salaries and employee benefits, FDIC premium costs, data processing expense and accounting expense.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $23, or 1.8%, during the three months ended March 31, 2015, when compared to the same period in 2014.  The increase was largely due to higher benefit costs, which more than offset lower salary expenses from the prior year.

FDIC insurance premium costs increased $39, or 30.7%, during the first quarter of 2015, when compared to the same period in 2014.  The increase was mostly from a higher deposit assessment rate in 2015, largely impacted by an increase in the Bank’s nonperforming assets to total assets ratio, which grew from 0.6% at March 31, 2014 to 1.3% at March 31, 2015.  The Bank’s nonperforming asset ratio is included within the metrics of calculating the bank’s quarterly FDIC assessment rate

Further impacting noninterest expense was a $47, or 14.6%, increase in data processing expense during the first quarter of 2015, over the prior year.  Monthly data processing costs have increased from last year in large part due to the volume increase within the Company’s debit and credit card transactions, as well as its Big Rewards customer incentive platform.

Other noninterest expense grew $47, or 2.6%, during the first quarter of 2015, as compared to the same period in 2014.  The impact was mostly from increases in accounting and audit related service fees, which were up $48, or 64.3%, over the prior year’s first quarter.

The net change in remaining noninterest expense categories during the first quarter of 2015 decreased $24, or 3.8%, as compared to the same period in 2014.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the first quarter of 2015, the Company was successful in generating higher net interest income primarily due to increased average earning assets while limiting its overhead cost increase to 1.8%.  However, a decrease in the net interest margin combined with a 20.9% decline in tax processing fees caused overhead expense to outpace net revenue levels during 2015.  As a result, the first quarter 2015 efficiency ratio regressed to 59.0%, as compared to a stronger 55.9% efficiency ratio during the first quarter of 2014.

Capital Resources

In July 2013, each of the federal bank regulatory agencies issued a final new capital rule that revised its risk-based capital requirements and the method for calculating risk-weighted assets (“RWA”) to make them consistent with agreements that were published by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The rule was effective for the Company and the Bank on January 1, 2015.  The new rule will both improve the quality and increase the quantity of capital required to be held by banking organizations.  The new minimum capital to RWA requirements are a new common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement), and a total risk-based capital ratio that remains at 8%. The minimum leverage ratio remains at 4%.

The new capital rule also includes changes in the assets that qualify as regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Company elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Company’s Tier 1 capital.  Starting in January 1, 2016, in order to avoid limitations on capital distributions, including dividends, the Company will be required to maintain a capital conservative buffer in excess of the minimum common equity Tier 1 capital.

The requirements in the rule will be fully phased-in by January 1, 2019. While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is still being considered, we currently do not believe the changes will have a material impact once fully implemented.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines, as identified in the following table:

	Company Ratios
	3/31/15	Regulatory Minimum	12/31/14	Regulatory Minimum

Common equity Tier 1 risk-based capital	15.2%	4.50%	N/A	N/A
Tier 1 risk-based capital	16.6%	6.00%	16.2%	4.00%
Total risk-based capital ratio	17.9%	8.00%	17.4%	8.00%
Leverage ratio	10.9%	4.00%	11.8%	4.00%

Cash dividends paid of $865 during the first three months of 2015 represents a 0.5% increase compared to the cash dividends paid during the same period in 2014.  The year-to-date dividend rate was $0.21 per share for both 2015 and 2014.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $207,010, represented 23.9% of total assets at March 31, 2015. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2015, the Bank could borrow an additional $116,535 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2015, this line had total availability of $40,520. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2014 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

Consumer loans are comprised of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured. These loans typically have maturities of 6 years or less with repayment dependent on individual wages and income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. During the last several years, one of the most significant portions of the Company’s net loan charge-offs have been from consumer loans. Nevertheless, the Company has allocated the highest percentage of its allowance for loan losses as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances associated with such portfolios.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2015 Percentage Change in Net Interest Income	December 31, 2014 Percentage Change in Net Interest Income
+300	5.25%	(2.08%)
+200	3.68%	(1.16%)
+100	1.93%	(.49%)
-100	(3.45%)	(2.81%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit us to do so.  At March 31, 2015, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  This is a change from the liability sensitive position at year end.  Contributing to the change in interest rate risk profile was the significant increase in liquidity due to tax refund processing.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve, and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the deposit balance associated with tax refund processing is seasonal, management expects a portion of the balance maintained at the Federal Reserve to decline in subsequent quarters, which will reduce or eliminate our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2015.

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)  Exhibits:
Reference is made to the Exhibit Index set forth immediately following the signature page of this Form Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	May 11, 2015	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 11, 2015	By:	/s/ Scott W. Shockey
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