Form 10-Q
period 2015-06-30
OHIO VALLEY BANC CORP
filed 2015-08-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of common shares of the registrant outstanding as of August 10, 2015 was 4,117,675.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$10,587	$9,315
Interest-bearing deposits with banks	41,493	21,662
Total cash and cash equivalents	52,080	30,977

Certificates of deposit in financial institutions	980	980
Securities available for sale	84,963	85,236
Securities held to maturity (estimated fair value: 2015 - $22,538; 2014 - $23,570)	21,914	22,820
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	6,576

Total loans	592,899	594,768
Less: Allowance for loan losses	(7,444)	(8,334)
Net loans	585,455	586,434

Premises and equipment, net	9,991	9,195
Other real estate owned	1,590	1,525
Accrued interest receivable	1,799	1,806
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	25,926	25,612
Other assets	7,832	6,240
Total assets	$800,373	$778,668

LIABILITIES
Noninterest-bearing deposits	$172,419	$161,794
Interest-bearing deposits	493,869	485,036
Total deposits	666,288	646,830

Other borrowed funds	24,322	24,972
Subordinated debentures	8,500	8,500
Accrued liabilities	12,378	12,150
Total liabilities	711,488	692,452

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,777,414 shares issued)	4,777	4,777
Additional paid-in capital	35,318	35,318
Retained earnings	63,971	60,873
Accumulated other comprehensive income	531	960
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	88,885	86,216
Total liabilities and shareholders’ equity	$800,373	$778,668

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Interest and dividend income:
Loans, including fees	$8,150	$8,223	$17,049	$17,037
Securities
Taxable	453	445	902	851
Tax exempt	134	139	273	275
Dividends	72	80	146	166
Other Interest	57	38	123	104
	8,866	8,925	18,493	18,433
Interest expense:
Deposits	555	578	1,090	1,151
Other borrowed funds	120	119	241	231
Subordinated debentures	42	41	83	82
	717	738	1,414	1,464
Net interest income	8,149	8,187	17,079	16,969
Provision for loan losses	799	1,386	721	1,880
Net interest income after provision for loan losses	7,350	6,801	16,358	15,089

Noninterest income:
Service charges on deposit accounts	393	395	746	786
Trust fees	57	59	115	114
Income from bank owned life insurance and annuity assets	138	171	314	330
Mortgage banking income	55	57	114	115
Electronic refund check / deposit fees	255	414	2,350	3,062
Debit / credit card interchange income	627	548	1,165	1,052
Gain (loss) on other real estate owned	45	4	60	(8)
Gain on sale of securities	135	----	135	----
Gain on sale of ProAlliance Corporation	----	----	----	135
Other	212	264	407	444
	1,917	1,912	5,406	6,030
Noninterest expense:
Salaries and employee benefits	4,426	4,235	8,826	8,612
Occupancy	388	391	790	789
Furniture and equipment	194	152	372	332
FDIC insurance	132	113	298	240
Data processing	362	293	730	614
Foreclosed assets	62	41	97	102
Other	1,990	1,772	3,868	3,603
	7,554	6,997	14,981	14,292

Income before income taxes	1,713	1,716	6,783	6,827
Provision for income taxes	303	372	1,749	1,919

NET INCOME	$1,410	$1,344	$5,034	$4,908

Earnings per share	$.34	$.33	$1.22	$1.20

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net Income	$1,410	$1,344	$5,034	$4,908

Other comprehensive income:
Change in unrealized gain on available for sale securities	(971)	716	(516)	1,162
Reclassification adjustment for realized (gains)	(135)	----	(135)	----
	(1,106)	716	(651)	1,162
Related tax (expense) benefit	376	(243)	222	(394)
Total other comprehensive income, net of tax	(730)	473	(429)	768

Total comprehensive income	$680	$1,817	$4,605	$5,676

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$89,276	$83,417	$86,216	$80,419

Net income	1,410	1,344	5,034	4,908

Other comprehensive income, net of tax	(730)	473	(429)	768

Cash dividends	(1,071)	(861)	(1,936)	(1,722)

Balance at end of period	$88,885	$84,373	$88,885	$84,373

Cash dividends per share	$.26	$.21	$.47	$.42

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2015	2014

Net cash provided by operating activities:	$4,760	$6,606

Investing activities:
Proceeds from maturities of securities available for sale	7,783	7,326
Purchases of securities available for sale	(17,035)	(8,041)
Proceeds from maturities of securities held to maturity	1,501	475
Purchases of securities held to maturity	(625)	(610)
Proceeds from sale of available for sale securities	8,792	----
Redemptions of Federal Home Loan Bank stock	----	1,200
Net change in loans	(234)	(22,191)
Proceeds from sale of other real estate owned	487	107
Purchases of premises and equipment	(1,198)	(783)
Net cash provided by (used in) investing activities	(529)	(22,517)

Financing activities:
Change in deposits	19,458	8,780
Cash dividends	(1,936)	(1,722)
Proceeds from Federal Home Loan Bank borrowings	----	3,633
Repayment of Federal Home Loan Bank borrowings	(650)	(530)
Change in other short-term borrowings	----	50
Net cash provided by financing activities	16,872	10,211

Change in cash and cash equivalents	21,103	(5,700)
Cash and cash equivalents at beginning of period	30,977	28,344
Cash and cash equivalents at end of period	$52,080	$22,644

Supplemental disclosure:

Cash paid for interest	$1,352	$1,439
Cash paid for income taxes	2,450	2,731
Transfers from loans to other real estate owned	492	484
Other real estate owned sales financed by the Bank	135	65

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2015, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2015.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2014 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,117,675 for the three and six months ended June 30, 2015 and 4,098,753 for the three and six months ended June 30, 2014.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NEW ACCOUNTING PRONOUNCEMENTS:  In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)” (ASU 2014-04).  The amendments in ASU 2014-04 clarify the circumstances under which an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of a residential real estate property collateralizing a residential real estate loan.  The amendments in ASU 2014-04 also require interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for reporting periods beginning after December 15, 2014.  The effect of adopting ASU 2014-04 did not have a material effect on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11 “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”.  The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  2014-11 is effective for reporting periods beginning after December 15, 2014. The effect of adopting ASU 2014-11 did not have a material effect on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718)”.  ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12.  The guidance is effective for reporting periods beginning after December 15, 2015. The effect of adopting ASU 2014-12 is not expected to have a material effect on the Company’s financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,986	----
Agency mortgage-backed securities, residential	----	75,977	----

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,917	----
Agency mortgage-backed securities, residential	----	76,319	----

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$936
Nonowner-occupied	----	----	2,672

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$1,679
Nonowner-occupied	----	----	5,270
Commercial and industrial	----	----	2,532

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

At June 30, 2015, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $4,045, with a corresponding valuation allowance of $437.  This resulted in a decrease of $19 in provision expense during the three months ended June 30, 2015, and a decrease of $13 in provision expense during the six months ended June 30, 2015, with $1,304 in additional charge-offs recognized.  This is compared to an increase of $46 in provision expense during the three months ended June 30, 2014, and a decrease of $127 in provision expense during the six months ended June 30, 2014, with $157 in additional charge-offs recognized.  At December 31, 2014, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $12,773, with a corresponding valuation allowance of $3,292.

Other real estate owned that was measured at fair value less costs to sell at June 30, 2015 and December 31, 2014 had a net carrying amount of $1,147, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,070 at December 31, 2014. There were no corresponding write downs during the three and six months ended June 30, 2015 and 2014.  There was $88 in net appreciation during 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$936	Sales approach	Adjustment to comparables	9.0% to 62%	28%
Nonowner-occupied	2,672	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	5% to 35%	18%

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$1,679	Sales approach	Adjustment to comparables	0.3% to 62%	18%
		Income approach	Capitalization Rate	10%	10%
Nonowner-occupied	2,597	Income approach	Capitalization Rate	6.5%	6.5%
Nonowner-occupied	2,673	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	2,532	Sales approach	Adjustment to comparables	10% to 30%	21.42%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	5% to 35%	18%

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at June 30, 2015 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$52,080	$52,080	$	----	$	----	$52,080
Certificates of deposit
in financial institutions	980	----		980		----	980
Securities available for sale	84,963	----		84,963		----	84,963
Securities held to maturity	21,914	----		11,372		11,166	22,538
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	585,455	----		----		590,457	590,457
Accrued interest receivable	1,799	----		215		1,584	1,799

Financial liabilities:
Deposits	666,288	171,656		493,906		----	665,562
Other borrowed funds	24,322	----		23,810		----	23,810
Subordinated debentures	8,500	----		5,068		----	5,068
Accrued interest payable	456	3		453		----	456

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$30,977	$30,977	$	----	$	----	$30,977
Certificates of deposit
in financial institutions	980	----		980		----	980
Securities available for sale	85,236	----		85,236		----	85,236
Securities held to maturity	22,820	----		12,144		11,426	23,570
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	586,434	----		----		591,594	591,594
Accrued interest receivable	1,806	----		230		1,576	1,806

Financial liabilities:
Deposits	646,830	161,784		485,503		----	647,287
Other borrowed funds	24,972	----		24,555		----	24,555
Subordinated debentures	8,500	----		4,979		----	4,979
Accrued interest payable	394	4		390		----	394

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at June 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
U.S. Government sponsored entity securities	$9,015	$3	$(32)	$8,986
Agency mortgage-backed securities, residential	75,144	1,342	(509)	75,977
Total securities	$84,159	$1,345	$(541)	$84,963

December 31, 2014
U.S. Government sponsored entity securities	$9,019	$2	$(104)	$8,917
Agency mortgage-backed securities, residential	74,762	1,693	(136)	76,319
Total securities	$83,781	$1,695	$(240)	$85,236

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2015
Obligations of states and political subdivisions	$21,906	$798	$(174)	$22,530
Agency mortgage-backed securities, residential	8	----	----	8
Total securities	$21,914	$798	$(174)	$22,538

December 31, 2014
Obligations of states and political subdivisions	$22,811	$939	$(189)	$23,561
Agency mortgage-backed securities, residential	9	----	----	9
Total securities	$22,820	$939	$(189)	$23,570

The amortized cost and estimated fair value of the securities portfolio at June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,002	$1,005	$410	$422
Due in over one to five years	8,013	7,981	6,417	6,754
Due in over five to ten years	----	----	11,724	12,108
Due after ten years	----	----	3,355	3,246
Agency mortgage-backed securities, residential	75,144	75,977	8	8
Total debt securities	$84,159	$84,963	$21,914	$22,538

The following table summarizes the investment securities with unrealized losses at June 30, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total

June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$3,991	$(13)	$3,989	$(19)	$7,980	$(32)
Agency mortgage-backed
securities, residential	27,837	(406)	3,869	(103)	31,706	(509)
Total available for sale	$31,828	$(419)	$7,858	$(122)	$39,686	$(541)

Less Than 12 Months	12 Months or More	Total

	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$2,488	$(29)	$1,510	$(145)	$3,998	$(174)
Total held to maturity	$2,488	$(29)	$1,510	$(145)	$3,998	$(174)

Less Than 12 Months	12 Months or More	Total

December 31, 2014	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$7,911	$(104)	$7,911	$(104)
Agency mortgage-backed
securities, residential		11,232		(20)	8,397	(116)	19,629	(136)
Total available for sale		$11,232		$(20)	$16,308	$(220)	$27,540	$(240)

Less Than 12 Months	12 Months or More	Total

	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,171	$(9)	$2,916	$(180)	$4,087	$(189)
Total held to maturity	$1,171	$(9)	$2,919	$(180)	$4,087	$(189)

During the three and six months ended June 30, 2015 the Company had proceeds of $8,792 pertaining to securities sales on available for sale securities with gross gains recognized of $135 for both periods.  There were no sales during the three and six months ended June 30, 2014.  Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality at June 30, 2015, and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2015 and December 31, 2014 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2015	2014
Residential real estate	$224,923	$223,628
Commercial real estate:
Owner-occupied	76,081	78,848
Nonowner-occupied	73,296	71,229
Construction	24,645	27,535
Commercial and industrial	85,573	83,998
Consumer:
Automobile	43,757	42,849
Home equity	20,138	18,291
Other	44,486	48,390
	592,899	594,768
Less: Allowance for loan losses	7,444	8,334

Loans, net	$585,455	$586,434

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014:

June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,465	$4,210	$1,738	$907	$8,320
Provision for loan losses	(121)	(64)	478	506	799
Loans charged off	(126)	(1,366)	(22)	(446)	(1,960)
Recoveries	12	15	93	165	285
Total ending allowance balance	$1,230	$2,795	$2,287	$1,132	$7,444

June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,437	$2,845	$1,331	$849	$6,462
Provision for loan losses	444	383	201	358	1,386
Loans charged off	(139)	----	(4)	(197)	(340)
Recoveries	136	48	97	139	420
Total ending allowance balance	$1,878	$3,276	$1,625	$1,149	$7,928

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014:

June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,426	$4,195	$1,602	$1,111	$8,334
Provision for loan losses	(90)	(58)	492	377	721
Loans charged off	(223)	(1,374)	(24)	(707)	(2,328)
Recoveries	117	32	217	351	717
Total ending allowance balance	$1,230	$2,795	$2,287	$1,132	$7,444

June 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,169	$2,914	$1,279	$793	$6,155
Provision for loan losses	753	440	182	505	1,880
Loans charged off	(193)	(157)	(4)	(452)	(806)
Recoveries	149	79	168	303	699
Total ending allowance balance	$1,878	$3,276	$1,625	$1,149	$7,928

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014:

June 30, 2015	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$1,168	$1,522	$4	$2,694
Collectively evaluated for impairment		1,230	1,627	765	1,128	4,750
Total ending allowance balance		$1,230	$2,795	$2,287	$1,132	$7,444

Loans:
Loans individually evaluated for impairment		$1,902	$10,275	$7,510	$218	$19,905
Loans collectively evaluated for impairment		223,021	163,747	78,063	108,163	572,994
Total ending loans balance		$224,923	$174,022	$85,573	$108,381	$592,899

December 31, 2014	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,506	$900	$6	$3,412
Collectively evaluated for impairment		1,426	1,689	702	1,105	4,922
Total ending allowance balance		$1,426	$4,195	$1,602	$1,111	$8,334

Loans:
Loans individually evaluated for impairment		$1,415	$11,711	$6,824	$219	$20,169
Loans collectively evaluated for impairment		222,213	165,901	77,174	109,311	574,599
Total ending loans balance		$223,628	$177,612	$83,998	$109,530	$594,768

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014:

June 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$478	$478	$437
Nonowner-occupied	3,558	3,558	731
Commercial and industrial	3,325	3,325	1,522
Consumer:
Home equity	218	218	4
With no related allowance recorded:
Residential real estate	1,902	1,902	----
Commercial real estate:
Owner-occupied	3,133	2,587	----
Nonowner-occupied	4,667	2,972	----
Construction	680	680	----
Commercial and industrial	4,219	4,185	----
Total	$22,180	$19,905	$2,694

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,177	$1,177	$414
Nonowner-occupied	7,656	7,656	2,092
Commercial and industrial	2,356	2,356	900
Consumer:
Home equity	219	219	6
With no related allowance recorded:
Residential real estate	1,415	1,415	----
Commercial real estate:
Owner-occupied	3,125	2,578	----
Nonowner-occupied	1,298	300	----
Commercial and industrial	4,703	4,468	----
Total	$21,949	$20,169	$3,412

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015					Six months ended June 30, 2015
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$478	$	----	$	----	$711	$	----	$	----
Nonowner-occupied	3,575		49		49	3,598		65		65
Commercial and industrial	3,185		40		40	2,909		65		65
Consumer:
Home equity	218		2		2	219		4		4
With no related allowance recorded:
Residential real estate	1,656		16		16	1,575		25		25
Commercial real estate:
Owner-occupied	2,570		30		30	2,573		60		60
Nonowner-occupied	3,630		13		13	3,857		25		25
Construction	680		----		----	453		----		----
Commercial and industrial	4,249		51		51	4,322		107		107
Total	$20,241		$201		$201	$20,217		$351		$351

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$898	$8	$8	$902	$17	$17
Commercial real estate:
Nonowner-occupied	3,317	40	40	3,330	74	74
Commercial and industrial	2,441	28	28	2,514	57	57
Consumer:
Home equity	219	2	2	219	4	4
With no related allowance recorded:
Residential real estate	525	6	6	526	14	14
Commercial real estate:
Owner-occupied	1,387	21	21	1,255	30	30
Nonowner-occupied	5,665	76	76	5,691	151	151
Commercial and industrial	1,811	79	79	1,207	79	79
Total	$16,263	$260	$260	$15,644	$426	$426

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2015 and December 31, 2014:

June 30, 2015	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$325	$3,277
Commercial real estate:
Owner-occupied	----	715
Nonowner-occupied	----	2,672
Construction	----	769
Commercial and industrial	----	724
Consumer:
Automobile	10	6
Home equity	----	84
Other	5	1
Total	$340	$8,248

December 31, 2014	Loans Past Due 90 Days And Still Accruing		Nonaccrual

Residential real estate	$	----	$3,768
Commercial real estate:
Owner-occupied		----	1,484
Nonowner-occupied		----	4,013
Commercial and industrial		----	95
Consumer:
Automobile		15	18
Home equity		----	103
Other		58	68
Total		$73	$9,549

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2015 and December 31, 2014, other real estate owned secured by residential real estate totaled $350 and $368, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $2,010 and $1,692 as of June 30, 2015 and December 31, 2014, respectively.

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2015 and December 31, 2014:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,115	$579	$3,402	$6,096	$218,827	$224,923
Commercial real estate:
Owner-occupied	105	159	715	979	75,102	76,081
Nonowner-occupied	----	269	2,672	2,941	70,355	73,296
Construction	111	----	769	880	23,765	24,645
Commercial and industrial	403	516	91	1,010	84,563	85,573
Consumer:
Automobile	523	159	16	698	43,059	43,757
Home equity	68	----	62	130	20,008	20,138
Other	491	46	6	543	43,943	44,486
Total	$3,816	$1,728	$7,733	$13,277	$579,622	$592,899

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,337	$612	$3,489	$7,438	$216,190	$223,628
Commercial real estate:
Owner-occupied	74	62	1,422	1,558	77,290	78,848
Nonowner-occupied	----	----	----	----	71,229	71,229
Construction	932	----	----	932	26,603	27,535
Commercial and industrial	----	10	24	34	83,964	83,998
Consumer:
Automobile	616	149	33	798	42,051	42,849
Home equity	----	----	103	103	18,188	18,291
Other	655	20	126	801	47,589	48,390
Total	$5,614	$853	$5,197	$11,664	$583,104	$594,768

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

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2015 and December 31, 2014:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
June 30, 2015
Residential real estate
Interest only payments	$1,007	$	----	$1,007
Commercial real estate:
Owner-occupied
Interest only payments	517		----	517
Rate reduction	----		236	236
Reduction of principal and interest payments	616		----	616
Maturity extension at lower stated rate than market rate	1,014		----	1,014
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	3,456		2,672	6,128
Rate reduction	402		----	402
Commercial and industrial
Interest only payments	6,622		----	6,622
Credit extension at lower stated rate than market rate	393		----	393
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR’s	$14,449		$2,908	$17,357

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
December 31, 2014
Residential real estate
Interest only payments	$520	$	----	$520
Commercial real estate:
Owner-occupied
Interest only payments	457		----	457
Rate reduction	----		244	244
Reduction of principal and interest payments	627		----	627
Maturity extension at lower stated rate than market rate	1,046		----	1,046
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	3,535		4,013	7,548
Rate reduction	408		----	408
Commercial and industrial
Interest only payments	6,429		----	6,429
Credit extension at lower stated rate than market rate	395		----	395
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	219		----	219

Total TDR’s	$13,840		$4,257	$18,097

During the six months ended June 30, 2015, the TDR's described above increased the allowance for loan losses and provision expense by $68 with a corresponding charge-off of $1,304.  This is compared to a $194 decrease in the provision expense and the allowance for loan losses during the six months ended June 30, 2014 with no corresponding charge-offs. The charge-off of $1,304 during 2015 was related to specific reserves that had already been provided for during 2014, and, as a result, did not impact provision expense during 2015.  During the year ended December 31, 2014, the TDR's described above increased the allowance for loan losses and provision expense by $623 with no corresponding charge-offs.

At June 30, 2015, the balance in TDR loans decreased $740, or 4.1%, from year-end 2014.  The decrease was largely due to a $1,304 charge-off of an existing specific allocation on a collateral-dependent commercial real estate loan.  The effect from this specific allocation charge-off was partially offset by a $495 residential real estate loan classified as a TDR during the second quarter of 2015.  The Company had 83% of its TDR's performing according to their modified terms at June 30, 2015, as compared to 77% at December 31, 2014.  TDR loans not performing to modified terms were largely impacted by a commercial real estate loan totaling $4,013 that was converted to nonaccrual status during the fourth quarter of 2014 after it was determined that full loan repayment was in significant doubt.  A further review of the collateral values of this commercial real estate loan during the fourth quarter of 2014 identified additional impairment, resulting in a specific allocation of $1,340 at December 31, 2014.  During the second quarter of 2015, the specific allocation related to this impaired loan was charged off, as previously mentioned.  As a result, the Company's specific allocations in reserves to customers whose loan terms have been modified in TDR’s totaled $1,762 at June 30, 2015, as compared to $2,998 in reserves at December 31, 2014.  At June 30, 2015, the Company had $1,678 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $1,871 at December 31, 2014.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the six months ended June 30, 2015 and 2014:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2015	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate:
Interest only payments	$495	$495	$	----	$	----
Total TDR’s	$495	$495	$	----	$	----

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2014	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Maturity extension at lower stated rate than market rate	$767	$767	$	----	$	----
Commercial and industrial
Interest only payments	3,621	3,621		----		----
Total TDR’s	$4,388	$4,388	$	----	$	----

All of the Company’s loans that were restructured during the six months ended June 30, 2015 and 2014 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at June 30, 2015 and 2014 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the six months ended June 30, 2015 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2015, the Company had no allocation of reserves to customers whose loan terms were modified during the first six months of 2015. The loans modified during the six months ended June 30, 2014 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2014, the Company had no allocation of reserves to customers whose loan terms were modified during the first six months of 2014.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2015	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$69,108	$3,227	$3,746	$76,081
Nonowner-occupied	63,993	2,064	7,239	73,296
Construction	23,713	----	932	24,645
Commercial and industrial	76,927	639	8,007	85,573
Total	$233,741	$5,930	$19,924	$259,595

December 31, 2014	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$72,232	$2,102	$4,514	$78,848
Nonowner-occupied	60,491	2,127	8,611	71,229
Construction	27,364	----	171	27,535
Commercial and industrial	76,395	495	7,108	83,998
Total	$236,482	$4,724	$20,404	$261,610

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2015 and December 31, 2014:

June 30, 2015	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$43,741	$20,054	$44,480	$221,321	$329,596
Nonperforming	16	84	6	3,602	3,708
Total	$43,757	$20,138	$44,486	$224,923	$333,304

December 31, 2014	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$42,816	$18,188	$48,264	$219,860	$329,128
Nonperforming	33	103	126	3,768	4,030
Total	$42,849	$18,291	$48,390	$223,628	$333,158

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.70% of total loans were unsecured at June 30, 2015, up from 5.66% at December 31, 2014.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2015, the contract amounts of these instruments totaled approximately $57,558, compared to $55,344 at December 31, 2014.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2015 and December 31, 2014 were comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2015	$20,531	$3,791	$24,322
December 31, 2014	$21,181	$3,791	$24,972

Pursuant to collateral agreements with the FHLB, advances were secured by $215,102 in qualifying mortgage loans, $82,900 in commercial loans and $5,081 in FHLB stock at June 30, 2015.  Fixed-rate FHLB advances of $20,531 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.09%.  There were no variable-rate FHLB borrowings at June 30, 2015.

At June 30, 2015, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at June 30, 2015.  Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $174,081 at June 30, 2015.  Of this maximum borrowing capacity, the Company had $115,749 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 1.50% and are due at various dates through a final maturity date of December 8, 2016.  At June 30, 2015, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $37,800 at June 30, 2015 and $29,500 at December 31, 2014.

Scheduled principal payments as of June 30, 2015:

	FHLB Borrowings	Promissory Notes	Totals

2015	$1,123	$2,456	$3,579
2016	1,594	1,335	2,929
2017	4,534	----	4,534
2018	1,484	----	1,484
2019	1,443	----	1,443
Thereafter	10,353	----	10,353
	$20,531	$3,791	$24,322

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 88.9% and 88.6% of total consolidated revenues for the quarters ended June 30, 2015 and 2014, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$7,502	$647	$8,149
Provision expense	850	(51)	799
Noninterest income	1,786	131	1,917
Noninterest expense	6,866	688	7,554
Tax expense	256	47	303
Net income	1,316	94	1,410
Assets	787,363	13,010	800,373

	Three Months Ended June 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$7,560	$627	$8,187
Provision expense	1,425	(39)	1,386
Noninterest income	1,715	197	1,912
Noninterest expense	6,362	635	6,997
Tax expense	295	77	372
Net income	1,193	151	1,344
Assets	750,387	13,426	763,813

	Six Months Ended June 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$15,063	$2,016	$17,079
Provision expense	675	46	721
Noninterest income	4,829	577	5,406
Noninterest expense	13,573	1,408	14,981
Tax expense	1,363	386	1,749
Net income	4,281	753	5,034
Assets	787,363	13,010	800,373

	Six Months Ended June 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$14,981	$1,988	$16,969
Provision expense	1,800	80	1,880
Noninterest income	5,288	742	6,030
Noninterest expense	12,973	1,319	14,292
Tax expense	1,468	451	1,919
Net income	4,028	880	4,908
Assets	750,387	13,426	763,813

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended June 30, 2015, the Company’s net income increased by $66, or 4.9%, as compared to the same period in 2014, to finish at $1,410.  Earnings per share for the second quarter of 2015 also increased by $.01, or 3.0%, compared to the second quarter of 2014, to finish at $.34 per share.  For the six months ended June 30, 2015, net income increased by $126, or 2.6%, as compared to the same period in 2014, to finish at $5,034.  Earnings per share for the first half of 2015 also increased by $.02, or 1.7%, as compared to the same period in 2014, to finish at $1.22 per share.  The increase in earnings over 2014 was largely attributable to a significant savings in provision for loan loss expense that offset the negative effects of minimal to lower noninterest income and higher noninterest expense.  The Company’s return on assets (“ROA”) decreased to 1.19% at June 30, 2015, compared to 1.20% at June 30, 2014.  The Company’s return on equity (“ROE”) also decreased to 11.53% at June 30, 2015, compared to 12.03% at June 30, 2014.

The Company recorded net interest income of $17,079 during the six months ended June 30, 2015, an increase of 0.6% over the six months ended June 30, 2014. The primary reasons for net interest income improvement include increasing average earning assets, a decrease in premium expense on mortgage-backed securities and declines in higher-costing time deposits.  For the first half of 2015, average earning assets totaled $807,887, which represented an increase of 4.1% over the prior year.  The successful growth in average earning assets came mostly from higher interest-bearing deposits with banks, as well as growth in loans, particularly the commercial loan segment.  Partially offsetting growth in average earning assets was a decline in the Company’s net interest margin, which finished at 4.24% during the second quarter of 2015 and 4.35% during the first half of 2015, as compared to 4.46% and 4.49% during the same periods in 2014, respectively.  The lower net interest margin was impacted by a greater decrease in asset yields, as compared to the cost of funding sources.  With the prolonged low interest rate environment, there is limited opportunity to further reduce the Company’s funding costs, while the average yield on loans continues to trend lower.  As a result, the Company’s net interest income during the second quarter of 2015 decreased $38, or 0.5%, as compared to 2014’s second quarter results.

The largest contributor to the Company’s improved net income results during each of the second quarter and year-to-date periods ended June 30, 2015 was a lower provision for loan losses.  During the three and six months ended June 30, 2015, provision expense decreased $587 and $1,159, respectively, compared to the same periods in 2014.  The higher provision expense of a year ago was primarily associated with an increase in general allocations during the first quarter of 2014 related to specific loan portfolio risks that management determined were necessary.  In addition, the Company experienced a downgrade of two impaired commercial credits during the second quarter of 2014, which increased the Company’s classified assets and economic risk factor within the calculation of the allowance for loan losses.  Further discussion can be found under the captions “Allowance for Loan Losses” and “Provision for Loan Losses” within this Management’s Discussion and Analysis.

Total noninterest income during the three months ended June 30, 2015 increased $5, or 0.3%, while decreasing $624, or 10.3%, during the six months ended June 30, 2015, as compared to the same periods in 2014.  The quarterly and year-to-date periods were mostly impacted by less tax processing fees through ERC/ERD transactions.  Although the volume of tax refunds processed increased in 2015, tax refund processing fees were still lower than the year before, decreasing $159 during the second quarter of 2015, and $712 during the first half of 2015.  The decrease in total fees was due to the reduced per item fees received by the Company under the new contract with the third-party tax refund product provider, which was reported in October of 2014.  Further impacting lower noninterest income was a $135 fee received during the first quarter of 2014, which gave the buyers of ProAlliance the option to purchase the Company’s pro rata shares at a future date.  The option was exercised during the third quarter of 2014, resulting in a $675 gain from the sale of ProAlliance.  These decreases were partially offset by noninterest revenue growth coming from debit/credit card interchange, higher gains on sale of OREO, and gain on sale of securities.

Total noninterest expense during the three months ended June 30, 2015 increased $557, or 8.0%, and increased $689, or 4.8%, during the six months ended June 30, 2015, as compared to the same periods in 2014.  These increases in overhead costs were largely due to increases in salaries and employee benefit expense, data processing costs, FDIC deposit premiums,  and accounting fees.

At June 30, 2015, total assets were $800,373, compared to $778,668 at year-end 2014, with the increase due mostly to higher interest-bearing deposit balances being maintained in the Company’s Federal Reserve Clearing account. Gross loan balances of $592,899 at June 30, 2015 were just below the balances at year-end 2014, decreasing $1,869. Total investment securities also decreased 1.1% to $106,877 at June 30, 2015, compared to $108,056 at year-end 2014, mostly from maturities of state and municipal security investments and continued principal repayments of mortgage-backed securities.

Total liabilities were $711,488 at June 30, 2015, up $19,036 since December 31, 2014. Total deposit balances experienced continued growth during 2015, increasing $19,458 compared to year-end 2014. Noninterest-bearing deposits accounted for $10,625 of the increase and were the result of excess deposits retained out of the seasonal increases in tax refund processing activities during the first quarter of 2015.  Interest-bearing deposit growth of $14,004 came primarily from municipal public fund and statement savings deposit balances.

At June 30, 2015, total shareholders' equity was $88,885, up $2,669 since December 31, 2014.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of
Financial Condition
at June 30, 2015 and December 31, 2014

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2015 compared to December 31, 2014.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

At June 30, 2015, cash and cash equivalents increased $21,103, to finish at $52,080, compared to $30,977 at December 31, 2014.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2014, including excess funds retained from seasonal increases in ERC/ERD transactions.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds, which are expected to decrease during the remainder of 2015.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Certificates of deposit

At June 30, 2015, the Company had $980 in certificates of deposit, owned by the Captive and unchanged from year-end 2014.  The investment consisted of four certificates with maturity terms ranging from one to three years.

Securities

The balance of total securities decreased $1,179, or 1.1%, compared to year-end 2014.  This decrease came mostly from obligations of state and political subdivisions, which decreased $905, or 4.0%, from year-end 2014, impacted by investment redemptions during the second quarter.  In addition, the Company’s U.S. Government agency (“Agency”) mortgage-backed securities decreased $343, or 0.4%, from year-end 2014.  The Company’s investment securities portfolio is made up mostly of Agency mortgage-backed securities, representing 71.1% of total investments at June 30, 2015.   During the second quarter of 2015, the Company sold $8,658 in Agency mortgage-backed securities that were collectively yielding 1.34% at a gain of $135.  This gain on sale contributed to the Company’s 2015 quarter-to-date net growth in noninterest income.  The Company used the proceeds from the sale to reinvest in new Agency mortgage-backed securities totaling $9,053 at an interest yield of 2.0%, which had a positive impact on the net interest margin.  During the second half of 2015, the Company received principal repayments of $7,784.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  In addition, the unrealized gain associated with Agency mortgage-backed securities was negatively affected by an increase in market rates during the second quarter of 2015.  As a result, the unrealized fair value of the Company’s Agency mortgage-backed securities decreased from $1,930 at March 31, 2015 to $833 at June 30, 2015.  These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances of $592,899 at June 30, 2015 represented a decrease of $1,869 when compared to $594,768 in loan balances at year-end 2014.  Contributing most to this decrease was the commercial real estate segment, which decreased $3,590, or 2.0%, from year-end 2014.  The decrease has been impacted by unanticipated loan payoffs, competitive pricing pressures and a general decrease in loan demand.  The decrease has come primarily from owner-occupied and construction loans.  Commercial real estate loans comprise the largest portion of the Company’s total commercial loan portfolio, representing 67.0% at June 30, 2015.  Partially offsetting lower commercial real estate loans were higher balances within the commercial and industrial loan portfolio, which increased $1,575, or 1.9%, from year-end 2014.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Residential real estate loan balances comprise the largest portion of the Company’s overall loan portfolio at 37.9% and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first half of 2015 increased $1,295, or 0.6%, from year-end 2014.  Movement within the real estate portfolio consists of decreasing long-term fixed-rate mortgages being completely offset by increasing short-term adjustable-rate mortgage balances. As part of management’s interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2014.

Consumer loan balances decreased $1,149, or 1.0%, from year-end 2014.  This decrease was impacted most by an 8.1% decrease in other consumer loan balances that include mobile homes, recreational vehicles, consumer real estate and unsecured loans.  This decrease was partially offset by a 10.1% increase in home equity lines of credit balances and a 2.1% increase in automobile loans.  Automobile loans represent the Company’s largest consumer loan type at 40.4% of total consumer loans.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company had a $7,444 allowance for loan losses at June 30, 2015, which was down from the $8,334 allowance at year-end 2014. The allowance was impacted mostly by lower specific allocations from year-end 2014, which decreased $718, or 21.0%.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  During the second quarter of 2015, a $1,304 charge-off was taken on an existing specific allocation of a collateral dependent impaired commercial real estate loan.  This specific allocation had already been provided for during the fourth quarter of 2014 as a result of asset impairment based on collateral values.  As a result, the charge-off of this specific allocation did not have an impact to provision expense in 2015.  Partially offsetting this decrease in specific reserves was the asset impairment of one commercial and industrial loan relationship that required specific reserves of $586 and a corresponding increase to provision expense to be recorded in the second quarter of 2015.

As part of the Company’s quarterly analysis of the allowance for loan losses, management also reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  Although the Company experienced an increase in net loan charge-offs during the quarterly and year-to-date periods ending June 30, 2015, the average historical loan loss factor was down from year-end 2014.  The average historical loan loss factor is based on a 5-year loan loss history for commercial loans and 3 years for real estate and consumer loans.  Furthermore, the Company experienced a decrease (improvement) in its classified assets from year-end 2014, which contributed to a lower economic risk factor.  As a result, the general allocation component of the allowance for loan losses decreased $172, or 3.5%, from year-end 2014.

The Company experienced a decrease in its troubled assets, with nonperforming loans to total loans finishing at 1.45% at June 30, 2015, down from 1.62% at year-end 2014.  The Company’s nonperforming assets to total assets totaled 1.27% at June 30, 2015, a decrease from 1.43% at year-end 2014.  In addition, impaired loans at June 30, 2015 also decreased $264, or 1.3%, from year-end 2014.

The Company maintained its allowance for loan losses to total loans ratio at 1.26% at June 30, 2015 and 1.40% at year-end 2014.  Management believes that the allowance for loan losses at June 30, 2015 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at June 30, 2015 increased $19,458, or 3.0%, from year-end 2014.  A portion of this deposit growth came from noninterest-bearing deposit balances, which were up $10,625, or 6.6%, from year-end 2014.  The increase came largely from business checking and incentive-based checking products. Business checking balances were impacted by the seasonal ERC/ERD tax refund items processed mostly during the first quarter of 2015.  The Company has benefited from the successful volume increase in ERC/ERD transactions during 2015.  As a result of the tax processing activity being seasonal, the elevated balances within the Company’s business checking accounts should continue to decrease during the remainder of 2015.

Deposit growth also came from interest-bearing NOW account balances, which increased $13,195, or 11.7%, during the first half of 2015 as compared to year-end 2014.  This increase was largely driven by public fund balances related to local city and county school accounts within Gallia County, Ohio.

During the first half of 2015, time deposits decreased $5,171, or 3.0%, from year-end 2014.  With the spread between a short-term CD rate and a statement savings rate being limited, many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2014 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2015, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

Other borrowed funds were $24,322 at June 30, 2015, a decrease of $650, or 2.6%, from year-end 2014. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At June 30, 2015, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity of the Company at June 30, 2015 of $88,885 increased $2,669, or 3.1%, as compared to $86,216 at December 31, 2014. Contributing most to this increase was year-to-date net income of $5,034, partially offset by cash dividends paid of $1,936, or $.47 per share. In addition, accumulated other comprehensive income decreased $429 from year-end 2014, as increasing interest rates at the end of the second quarter caused a reduction in the fair value of the Company’s investment portfolio. The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized gain in the portfolio was negatively affected. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Comparison of Results of Operations
for the Three and Six Months Ended
June 30, 2015 and 2014

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2015 compared to the same period in 2014. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the second quarter of 2015, net interest income decreased $38, or 0.5%, as compared to the second quarter of 2014.  During the six months ended June 30, 2015, net interest income increased $110, or 0.6%, as compared to the six months ended June 30, 2014.  The year-to-date improvement was largely due to increased average loans and lower premium expenses on investment securities.  However, the Company continues to face net interest margin pressure affected by decreasing loan production, lower asset yields and decreasing opportunities to further reduce funding costs.  This has contributed to a declining net interest margin which contributed to the second quarter decline in net interest income.

Total interest and fee income recognized on the Company’s earning assets decreased $59, or 0.7%, during the second quarter of 2015, which limited the Company’s year-to-date interest and fee increase to $60, or 0.3%, as compared to the same periods in 2014.  The year-to-date increase was mostly impacted by increased earnings within investment securities, which have increased $49, or 4.4%, over the first half of 2014, coming primarily from Agency mortgage-backed securities.  The effect of slower refinancing volume evident during the first half of 2015 has resulted in less principal repayments from Agency mortgage-backed securities, causing monthly premium expense to amortize more slowly.  Year-to-date average loan growth experienced in all loan portfolio segments, led by commercial loans, also contributed to higher interest income during the first half of 2015 over 2014.  During the quarter-to-date period ending June 30, 2015, the Company experienced a decrease in average loans when compared to the linked first quarter of 2015, mostly impacted by commercial loans, which contributed to lower interest income.  Declining interest revenues during the quarter-to-date ended June 30, 2015 were also impacted by lower asset yields.  Asset yields on the Company’s earning assets have been negatively impacted by lower market rates within the loan portfolio, as well as a composition shift from higher-yielding, long-term fixed-rate mortgages to lower-yielding, short-term adjustable-rate mortgages.  Asset yields have also been impacted by higher average balances within the Company’s lower-yielding Federal Reserve Bank clearing account during the first half of 2015.  As a result, the earning asset yield at June 30, 2015 was 4.70%, compared to 4.87% at June 30, 2014.

Total interest expense incurred on the Company’s interest-bearing liabilities during the second quarter of 2015 decreased $21, or 2.8%, and decreased $50, or 3.4%, during the six months ended June 30, 2015, as compared to the same periods in 2014.  The decrease was primarily due to a sustained low-rate environment that has impacted the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2015.  As a result, the Company’s weighted average costs for time deposits decreased from 0.85% at June 30, 2014 to 0.75% at June 30, 2015.  The Company also continues to utilize more of its lower cost, core deposit funding sources to further lower interest costs.  As a result, the Company’s average interest- and non-interest bearing core deposits increased $20,849, or 3.9%, while average time deposit balances increased $908, or 0.5%, during the first half of 2015 when compared to the same period in 2014.  As a result of decreases in the average market interest rates and the continued emphasis on utilizing lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 4 basis points from 0.48% at June 30, 2014 to 0.44% at June 30, 2015.

During 2015, the decline in asset yields completely offset the decline in funding costs.  As a result, the Company’s net interest margin decreased 22 basis points to 4.24% during the second quarter of 2015, and decreased 14 basis points to 4.35% during the first half of 2015, as compared to the same periods in 2014.  The Company will continue to focus on re-deploying the excess liquidity retained within the Federal Reserve account earning 0.25% into higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses

During the second quarter of 2015, provision expense charges decreased $587, or 42.4%, and decreased $1,159, or 61.6%, during the first half of 2015, as compared to the same periods in 2014.  The decline in provision expense during both the quarter-to-date and year-to-date periods were mostly from various events that occurred during the first and second quarters of 2014 that had a reverse effect in 2015.

During the first quarter of 2014, provision expense was primarily impacted by several general allocation metrics that were re-evaluated and adjusted, contributing to higher general allocations within the residential real estate and commercial loan portfolios.  Adjustments were made to the commercial loan loss factor, extending the range of the loan loss period from a 3-year rolling average to a 5-year rolling average.  This update was due to the significant decline in net charge-offs that had been experienced since the first quarter of 2012 that was reducing the historical loan loss factor for commercial loans.  By extending the historical loss period to five years, management felt the historical factor would be more representative of the expected losses to be incurred on commercial loans.  Management also increased the economic risk factor by adjusting its criticized/classified asset thresholds to incorporate more risk potential within the Company’s special mention and substandard loan portfolios.

During the second quarter of 2014, two impaired commercial credits totaling $12,000 were downgraded due to decreasing cash flows causing classified assets to increase, which impacted the economic risk factor within the allowance for loan loss calculation and required corresponding charges to provision expense.

Since June 2014, the Company has experienced improvements (declines) in its loan loss history, as well as in both criticized and classified asset portfolios, which have yielded less provision expense and lower general allocations in 2015.

The impacts of lower general allocations were partially offset by changes in specific allocations during 2015, which required additional provision expense.  As previously mentioned, a $1,304 charge-off was taken during the second quarter of 2015 on an existing specific allocation of a collateral dependent impaired commercial real estate loan.  Since the specific allocation was recorded during the previous year, no provision expense was required in 2015.  However, the Company did identify the asset impairment of one commercial and industrial loan relationship that required specific reserves of $586 and a corresponding increase to provision expense that was recorded in the second quarter of 2015.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the six months ended June 30, 2015 was $5,406, a decrease of $624, or 10.3%, from the six months ended June 30, 2014.  However, noninterest income showed improvement during the second quarter of 2015, increasing $5, or 0.3%, over the same period in 2014. Noninterest income during 2015 was negatively affected by the Company’s seasonalERC/ERD fees, which decreased $159, or 38.4%, during the second quarter of 2015, and $712, or 23.3%, during the first half of 2015, as compared to the same periods in 2014.  In October 2014, the Bank entered into a new agreement with a third-party tax refund product provider, which lowered the per transaction fee associated with each refund facilitated.  As a result, even though the Company experienced an increase in the number of ERC/ERD transactions that were facilitated, the lower fee structure caused tax processing revenues to be lower than the year before.  As a result of ERC/ERD fee activity being mostly seasonal, only minimal income is expected during the second half of 2015.

Lower noninterest income during the first half of 2015 also came from the Company’s gain on sale of its 9% ownership interest in ProAlliance of $135 during the first quarter of 2014.  This represented the first of two installments the Company received during 2014.  The first installment of $135 was received on February 5, 2014, when the Company received its pro rata share of a non-refundable fee giving the buyers an option to purchase the outstanding shares of ProAlliance.  On August 1, 2014, the buyer exercised its option to purchase the shares and the Company received $675 for its ownership interest in ProAlliance.

Having a positive contribution to noninterest income during both the quarterly and year-to-date periods of 2015 was the gain on sale of securities.  As previously mentioned, during the second quarter of 2015, the Company sold some of its lower-yielding, Agency mortgage-backed securities at a gain of $135, while reinvesting the proceeds into higher-yielding securities.  Not only did this shift of balances to higher-yielding assets have a positive effect on the margin, the gain on sale contributed to the Company’s 2015 quarter-to-date net growth in noninterest income.

The Company’s remaining noninterest income categories were collectively up $29, or 1.9%, during the second quarter of 2015, and up $88, or 3.1%, during the first half of 2015, when compared to the same period in 2014.  These changes were primarily due to increases in debit/credit card interchange fees and higher gains on the sale of OREO property.

Noninterest Expense

Noninterest expense during the second quarter of 2015 increased $557, or 8.0%, and increased $689, or 4.8%, during the first half of 2015, as compared to the same periods in 2014.  Contributing to the increase in net overhead expense were higher salaries and employee benefits, data processing expense and accounting expense.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $191, or 4.5%, during the three months ended June 30, 2015, and increased $214, or 2.5%, during the six months ended June 30, 2015, as compared to the same periods in 2014.  The increase was largely due to annual merit increases and higher retirement benefit costs.

Further impacting noninterest expense was data processing expense, which increased $69, or 23.5%, during the second quarter of 2015, and increased $116, or 18.9%, during the first half of 2015, as compared to the same periods in 2014.  Monthly data processing costs have increased from last year in large part due to the volume increase within the Company’s debit and credit card transactions, as well as its Big Rewards customer incentive platform.

Other noninterest expenses during 2015 were also up over the prior quarter and year-to-date periods of 2014.  This came mostly from increases in accounting and audit related service fees, which increased $48, or 23.5%, during the second quarter of 2015, and increased $96, or 18.9%, during the first half of 2015, as compared to the same periods in 2014.

The Company’s remaining noninterest expense categories were collectively up $249, or 10.4%, during the second quarter of 2015, and up $263, or 5.4%, during the first half of 2015, when compared to the same periods in 2014.  These changes were primarily due to expense increases in furniture and equipment, FDIC insurance, software maintenance and customer incentives.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  Although average earning assets remain at higher levels over the prior year, the Company continues to experience a declining net interest margin, which puts pressure on net interest income growth going forward.  At the same time, higher employee benefit costs combined with a 23.3% decline in tax processing fees caused overhead expense to outpace net revenue levels during 2015.  As a result, the Company’s efficiency ratios have regressed, finishing at 73.8% and 65.6% during both the quarterly and year-to-date periods ended June 30, 2015,  as compared to 68.2% and 61.3% for the same periods in 2014.

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

The new capital rule also includes changes in the assets that qualify as regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Company elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Company’s Tier 1 capital.  Starting in January 1, 2016, in order to avoid limitations on capital distributions, including dividends, the Company will be required to maintain a capital conservation buffer in excess of the minimum common equity Tier 1 capital.

The requirements in the rule will be fully phased-in by January 1, 2019. While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is still being considered, we currently do not believe the changes will have a material impact once fully implemented.

All of the Company’s capital ratios exceeded the regulatory minimum guidelines, as identified in the following table:

	Company Ratios
	6/30/15	Rgulatory Minimum	12/31/14	Rgulatory Minimum

Common equity Tier 1 risk-based capital	15.2%	4.50%	N/A	N/A
Tier 1 risk-based capital	16.7%	6.00%	16.2%	4.00%
Total risk-based capital ratio	18.0%	8.00%	17.4%	8.00%
Leverage ratio	11.5%	4.00%	11.8%	4.00%

Cash dividends paid of $1,936 during the first half of 2015 represents a 12.4% increase compared to the cash dividends paid during the same period in 2014.  In the first half of 2014, Ohio Valley paid two quarterly dividends of $0.21 each.  In the first half of 2015, Ohio Valley paid two quarterly dividends of $0.21 each and a special dividend of $0.05.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $137,453, represented 17.2% of total assets at June 30, 2015. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2015, the Bank could borrow an additional $115,749 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2015, this line had total availability of $41,205. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2015 Percentage Change in Net Interest Income	December 31, 2014 Percentage Change in Net Interest Income
+300	.07%	(2.08%)
+200	.24%	(1.16%)
+100	.21%	(.49%)
-100	(3.04%)	(2.81%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At June 30, 2015, the interest rate risk profile reflects a modest asset sensitive position, which produces higher net interest income due to an increase in interest rates.  This is a change from the liability sensitive position at year end.  Contributing to the change in interest rate risk profile, was the increase in liquidity due to tax refund processing.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the deposit balance associated with tax refund processing is seasonal, management expects a portion of the balance maintained at the Federal Reserve to decline in subsequent quarters, which will reduce or eliminate our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2015.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2015.

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

OHIO VALLEY BANC CORP.
Date:	August 10, 2015	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	August 10, 2015	By:	/s/Scott W. Shockey
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