Form 10-Q
period 2015-09-30
OHIO VALLEY BANC CORP
filed 2015-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of common shares of the registrant outstanding as of November 9, 2015 was 4,117,675.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$11,177	$9,315
Interest-bearing deposits with banks	52,983	21,662
Total cash and cash equivalents	64,160	30,977

Certificates of deposit in financial institutions	1,715	980
Securities available for sale	87,891	85,236
Securities held to maturity (estimated fair value: 2015 - $22,110; 2014 - $23,570)	21,433	22,820
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	6,576

Total loans	585,168	594,768
Less: Allowance for loan losses	(6,902)	(8,334)
Net loans	578,266	586,434

Premises and equipment, net	10,112	9,195
Other real estate owned	1,624	1,525
Accrued interest receivable	1,896	1,806
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	26,097	25,612
Other assets	7,429	6,240
Total assets	$808,466	$778,668

LIABILITIES
Noninterest-bearing deposits	$166,133	$161,794
Interest-bearing deposits	505,331	485,036
Total deposits	671,464	646,830

Other borrowed funds	24,257	24,972
Subordinated debentures	8,500	8,500
Accrued liabilities	14,290	12,150
Total liabilities	718,511	692,452

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 4,777,414 shares issued)	4,777	4,777
Additional paid-in capital	35,318	35,318
Retained earnings	64,748	60,873
Accumulated other comprehensive income	824	960
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	89,955	86,216
Total liabilities and shareholders’ equity	$808,466	$778,668

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Interest and dividend income:
Loans, including fees	$8,323	$8,252	$25,372	$25,289
Securities
Taxable	463	429	1,365	1,280
Tax exempt	130	140	403	415
Dividends	73	73	219	239
Other Interest	27	10	150	114
	9,016	8,904	27,509	27,337
Interest expense:
Deposits	569	535	1,659	1,686
Other borrowed funds	119	120	360	351
Subordinated debentures	43	41	126	123
	731	696	2,145	2,160
Net interest income	8,285	8,208	25,364	25,177
Provision for loan losses	(11)	(682)	710	1,198
Net interest income after provision for loan losses	8,296	8,890	24,654	23,979

Noninterest income:
Service charges on deposit accounts	415	436	1,161	1,222
Trust fees	52	55	167	169
Income from bank owned life insurance and annuity assets	172	164	486	494
Mortgage banking income	77	66	191	181
Electronic refund check / deposit fees	12	11	2,362	3,073
Debit / credit card interchange income	604	555	1,769	1,607
Gain on other real estate owned	----	10	60	2
Gain on sale of securities	28	----	163	----
Gain on sale of ProAlliance Corporation	----	675	----	810
Other	224	134	631	578
	1,584	2,106	6,990	8,136
Noninterest expense:
Salaries and employee benefits	4,556	4,213	13,382	12,825
Occupancy	404	390	1,194	1,179
Furniture and equipment	192	227	564	559
FDIC insurance	144	121	442	361
Data processing	323	310	1,053	924
Foreclosed assets	74	28	171	130
Other	2,034	1,955	5,902	5,558
	7,727	7,244	22,708	21,536

Income before income taxes	2,153	3,752	8,936	10,579
Provision for income taxes	511	1,010	2,260	2,929

NET INCOME	$1,642	$2,742	$6,676	$7,650

Earnings per share	$.40	$.67	$1.62	$1.87

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net Income	$1,642	$2,742	$6,676	$7,650

Other comprehensive income (loss):
Change in unrealized gain on available for sale securities	472	(440)	(44)	722
Reclassification adjustment for realized (gains)	(28)	----	(163)	----
	444	(440)	(207)	722
Related tax (expense) benefit	(151)	149	71	(245)
Total other comprehensive income (loss), net of tax	293	(291)	(136)	477

Total comprehensive income	$1,935	$2,451	$6,540	$8,127

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$88,885	$84,373	$86,216	$80,419

Net income	1,642	2,742	6,676	7,650

Other comprehensive income (loss), net of tax	293	(291)	(136)	477

Cash dividends	(865)	(861)	(2,801)	(2,583)

Balance at end of period	$89,955	$85,963	$89,955	$85,963

Cash dividends per share	$.21	$.21	$.68	$.63

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2015	2014

Net cash provided by operating activities:	$8,585	$10,419

Investing activities:
Proceeds from maturities of securities available for sale	11,604	11,549
Purchases of securities available for sale	(25,150)	(8,041)
Proceeds from maturities of securities held to maturity	1,967	694
Purchases of securities held to maturity	(626)	(885)
Proceeds from sale of available for sale securities	10,550	----
Purchases of certificates of deposit in financial institutions	(735)	(980)
Redemptions of Federal Home Loan Bank stock	----	1,200
Net change in loans	6,933	(21,682)
Proceeds from sale of other real estate owned	487	348
Purchases of premises and equipment	(1,418)	(790)
Net cash provided by (used in) investing activities	3,612	(18,587)

Financing activities:
Change in deposits	24,634	16,694
Cash dividends	(2,801)	(2,583)
Proceeds from Federal Home Loan Bank borrowings	400	6,633
Repayment of Federal Home Loan Bank borrowings	(1,343)	(1,294)
Change in other short-term borrowings	96	50
Net cash provided by financing activities	20,986	19,500

Change in cash and cash equivalents	33,183	11,332
Cash and cash equivalents at beginning of period	30,977	28,344
Cash and cash equivalents at end of period	$64,160	$39,676

Supplemental disclosure:

Cash paid for interest	$2,047	$2,238
Cash paid for income taxes	2,450	3,192
Transfers from loans to other real estate owned	525	740
Other real estate owned sales financed by the Bank	----	140

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2015, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2015.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2014 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

As previously reported, the Internal Revenue Service proposed that Loan Central, as a tax return preparer, be assessed a penalty for allegedly negotiating or endorsing checks issued by the U.S. Treasury to taxpayers. The penalty would amount to approximately $1.2 million. Loan Central appealed this matter within the Internal Revenue Service. Loan Central was notified that the Appeals Office would not concede the penalty, and the penalty has been assessed. The Company will have to resolve the matter through the judicial system. Based on consultation with legal counsel, management remains confident that it is highly unlikely that the penalty recommendation will be sustained. Therefore, the Company did not recognize any interest and/or penalties related to this matter for the periods presented.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,117,675 for the three and nine months ended September 30, 2015 and 4,098,753 for the three and nine months ended September 30, 2014.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,998	----
Agency mortgage-backed securities, residential	----	78,893	----

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,917	----
Agency mortgage-backed securities, residential	----	76,319	----

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$829
Commercial real estate:
Nonowner-occupied	----	----	2,548

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$1,679
Nonowner-occupied	----	----	5,270
Commercial and industrial	----	----	2,532

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

At September 30, 2015, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $3,443, with a corresponding valuation allowance of $66.  This resulted in an increase of $107 in provision expense during the three months ended September 30, 2015, and an increase of $94 in provision expense during the nine months ended September 30, 2015, with $1,782 in additional charge-offs recognized.  The increase in the provision is compared to a decrease of $533 in provision expense during the three months ended September 30, 2014, and a decrease of $680 in provision expense during the nine months ended September 30, 2014, with $157 in additional charge-offs recognized.  At December 31, 2014, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $12,773, with a corresponding valuation allowance of $3,292.

Other real estate owned that was measured at fair value less costs to sell at September 30, 2015 and December 31, 2014 had a net carrying amount of $1,147, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,070 at December 31, 2014. There were no corresponding write- downs during the three and nine months ended September 30, 2015 and 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Residential real estate	$829	Sales approach	Adjustment to comparables	7% to 40%	16%
Commercial real estate:
Nonowner-occupied	2,548	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	5% to 35%	18%

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$1,679	Sales approach	Adjustment to comparables	0.3% to 62%	18%
		Income approach	Capitalization Rate	10%	10%
Nonowner-occupied	2,597	Income approach	Capitalization Rate	6.5%	6.5%
Nonowner-occupied	2,673	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	2,532	Sales approach	Adjustment to comparables	10% to 30%	21.42%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	5% to 35%	18%

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at September 30, 2015 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$64,160	$64,160	$	----	$	----	$64,160
Certificates of deposit
in financial institutions	1,715	----		1,715		----	1,715
Securities available for sale	87,891	----		87,891		----	87,891
Securities held to maturity	21,433	----		11,172		10,938	22,110
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	578,266	----		----		589,434	589,434
Accrued interest receivable	1,896	----		351		1,545	1,896

Financial liabilities:
Deposits	671,464	165,689		505,754		----	671,443
Other borrowed funds	24,257	----		23,751		----	23,751
Subordinated debentures	8,500	----		5,157		----	5,157
Accrued interest payable	491	3		488		----	491

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$30,977	$30,977	$	----	$	----	$30,977
Certificates of deposit
in financial institutions	980	----		980		----	980
Securities available for sale	85,236	----		85,236		----	85,236
Securities held to maturity	22,820	----		12,144		11,426	23,570
Federal Home Loan Bank and
Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	586,434	----		----		591,594	591,594
Accrued interest receivable	1,806	----		230		1,576	1,806

Financial liabilities:
Deposits	646,830	161,784		485,503		----	647,287
Other borrowed funds	24,972	----		24,555		----	24,555
Subordinated debentures	8,500	----		4,979		----	4,979
Accrued interest payable	394	4		390		----	394

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios at September 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income for available for sale securities and gross unrecognized gains and losses for held to maturity securities:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
U.S. Government sponsored entity securities	$9,013	$2	$(17)	$8,998
Agency mortgage-backed securities, residential	77,629	1,463	(199)	78,893
Total securities	$86,642	$1,465	$(216)	$87,891

December 31, 2014
U.S. Government sponsored entity securities	$9,019	$2	$(104)	$8,917
Agency mortgage-backed securities, residential	74,762	1,693	(136)	76,319
Total securities	$83,781	$1,695	$(240)	$85,236

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2015
Obligations of states and political subdivisions	$21,426	$909	$(232)	$22,103
Agency mortgage-backed securities, residential	7	----	----	7
Total securities	$21,433	$909	$(232)	$22,110

December 31, 2014
Obligations of states and political subdivisions	$22,811	$939	$(189)	$23,561
Agency mortgage-backed securities, residential	9	----	----	9
Total securities	$22,820	$939	$(189)	$23,570

The amortized cost and estimated fair value of the securities portfolio at September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,001	$1,003	$620	$631
Due in over one to five years	8,012	7,995	6,214	6,563
Due in over five to ten years	----	----	11,239	11,654
Due after ten years	----	----	3,353	3,255
Agency mortgage-backed securities, residential	77,629	78,893	7	7
Total debt securities	$86,642	$87,891	$21,433	$22,110

The following table summarizes the investment securities with unrealized losses at September 30, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total

September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$3,996	$(9)	$3,999	$(8)	$7,995	$(17)
Agency mortgage-backed
securities, residential	16,252	(158)	3,786	(41)	20,038	(199)
Total available for sale	$20,248	$(167)	$7,785	$(49)	$28,033	$(216)

Less Than 12 Months	12 Months or More	Total

	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,011	$(87)	$1,511	$(145)	$2,522	$(232)
Total held to maturity	$1,011	$(87)	$1,511	$(145)	$2,522	$(232)

Less Than 12 Months	12 Months or More	Total

December 31, 2014	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$7,911	$(104)	$7,911	$(104)
Agency mortgage-backed
securities, residential		11,232		(20)	8,397	(116)	19,629	(136)
Total available for sale		$11,232		$(20)	$16,308	$(220)	$27,540	$(240)

Less Than 12 Months	12 Months or More	Total

	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,171	$(9)	$2,916	$(180)	$4,087	$(189)
Total held to maturity	$1,171	$(9)	$2,919	$(180)	$4,087	$(189)

During the nine months ended September 30, 2015, the Company had proceeds of $10,550 pertaining to securities sales on available for sale securities with gross gains recognized of $28 and $163 during the three and nine months ended September 30, 2015, respectively.  There were no sales during the three and nine months ended September 30, 2014.

Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality at September 30, 2015, and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2015 and December 31, 2014 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2015	2014
Residential real estate	$224,492	$223,628
Commercial real estate:
Owner-occupied	73,961	78,848
Nonowner-occupied	67,909	71,229
Construction	24,670	27,535
Commercial and industrial	84,402	83,998
Consumer:
Automobile	44,473	42,849
Home equity	20,501	18,291
Other	44,760	48,390
	585,168	594,768
Less: Allowance for loan losses	6,902	8,334

Loans, net	$578,266	$586,434

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014:

September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,230	$2,795	$2,287	$1,132	$7,444
Provision for loan losses	(166)	(214)	205	164	(11)
Loans charged off	(40)	(596)	----	(309)	(945)
Recoveries	219	15	11	169	414
Total ending allowance balance	$1,243	$2,000	$2,503	$1,156	$6,902

September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,878	$3,276	$1,625	$1,149	$7,928
Provision for loan losses	(240)	(551)	(90)	199	(682)
Loans charged off	(157)	(78)	(37)	(363)	(635)
Recoveries	99	3	114	137	353
Total ending allowance balance	$1,580	$2,650	$1,612	$1,122	$6,964

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014:

September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,426	$4,195	$1,602	$1,111	$8,334
Provision for loan losses	(256)	(272)	697	541	710
Loans charged off	(263)	(1,970)	(24)	(1,016)	(3,273)
Recoveries	336	47	228	520	1,131
Total ending allowance balance	$1,243	$2,000	$2,503	$1,156	$6,902

September 30, 2014	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,169	$2,914	$1,279	$793	$6,155
Provision for loan losses	513	(111)	92	704	1,198
Loans charged off	(350)	(235)	(41)	(815)	(1,441)
Recoveries	248	82	282	440	1,052
Total ending allowance balance	$1,580	$2,650	$1,612	$1,122	$6,964

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014:

September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$66	$313	$1,711	$3	$2,093
Collectively evaluated for impairment	1,177	1,687	792	1,153	4,809
Total ending allowance balance	$1,243	$2,000	$2,503	$1,156	$6,902

Loans:
Loans individually evaluated for impairment	$1,898	$7,496	$7,267	$218	$16,879
Loans collectively evaluated for impairment	222,594	159,044	77,135	109,516	568,289
Total ending loans balance	$224,492	$166,540	$84,402	$109,734	$585,168

December 31, 2014	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,506	$900	$6	$3,412
Collectively evaluated for impairment		1,426	1,689	702	1,105	4,922
Total ending allowance balance		$1,426	$4,195	$1,602	$1,111	$8,334

Loans:
Loans individually evaluated for impairment		$1,415	$11,711	$6,824	$219	$20,169
Loans collectively evaluated for impairment		222,213	165,901	77,174	109,311	574,599
Total ending loans balance		$223,628	$177,612	$83,998	$109,530	$594,768

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014:

September 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$895	$895	$66
Commercial real estate:
Owner-occupied	204	204	204
Nonowner-occupied	399	399	109
Commercial and industrial	3,460	3,460	1,711
Consumer:
Home equity	218	218	3
With no related allowance recorded:
Residential real estate	1,003	1,003	----
Commercial real estate:
Owner-occupied	3,911	3,364	----
Nonowner-occupied	5,258	2,849	----
Construction	680	680	----
Commercial and industrial	3,807	3,807	----
Total	$19,835	$16,879	$2,093

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,177	$1,177	$414
Nonowner-occupied	7,656	7,656	2,092
Commercial and industrial	2,356	2,356	900
Consumer:
Home equity	219	219	6
With no related allowance recorded:
Residential real estate	1,415	1,415	----
Commercial real estate:
Owner-occupied	3,125	2,578	----
Nonowner-occupied	1,298	300	----
Commercial and industrial	4,703	4,468	----
Total	$21,949	$20,169	$3,412

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015					Nine months ended September 30, 2015
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans	Interest Income Recognized		Cah Basis Interest Recognized
With an allowance recorded:
Residential real estate	$895	$	----	$	----	$895	$	----	$	----
Commercial real estate:
Owner-occupied	204		11		11	204		11		11
Nonowner-occupied	401		5		5	404		70		70
Commercial and industrial	3,589		52		52	3,343		117		117
Consumer:
Home equity	218		2		2	219		6		6
With no related allowance recorded:
Residential real estate	1,005		11		11	761		36		36
Commercial real estate:
Owner-occupied	2,873		74		74	2,617		135		135
Nonowner-occupied	2,910		12		12	3,605		37		37
Construction	680		----		----	510		----		----
Commercial and industrial	3,800		26		26	3,897		133		133
Total	$16,575		$193		$193	$16,455		$545		$545

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cah Basis Interest Recognized
With an allowance recorded:
Residential real estate	$552	$17	$17	$487	$25	$25
Commercial real estate:
Owner-occupied	145	----	----	73	----	----
Nonowner-occupied	3,422	41	41	3,439	94	94
Commercial and industrial	3,259	39	39	1,629	107	107
Consumer:
Home equity	109	8	8	54	8	8
With no related allowance recorded:
Residential real estate	611	12	12	544	25	25
Commercial real estate:
Owner-occupied	1,479	9	9	6,513	31	31
Nonowner-occupied	5,974	81	81	6,513	267	267
Consumer:
Home equity	----	----	----	----	3	3
Total	$15,551	$207	$207	$14,130	$560	$560

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2015 and December 31, 2014:

September 30, 2015	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$169	$3,298
Commercial real estate:
Owner-occupied	----	233
Nonowner-occupied	----	2,549
Construction	----	769
Commercial and industrial	----	1,050
Consumer:
Automobile	117	7
Home equity	----	111
Other	34	2
Total	$320	$8,019

December 31, 2014	Loans Past Due 90 Days And Still Accruing		Nonaccrual

Residential real estate	$	----	$3,768
Commercial real estate:
Owner-occupied		----	1,484
Nonowner-occupied		----	4,013
Commercial and industrial		----	95
Consumer:
Automobile		15	18
Home equity		----	103
Other		58	68
Total		$73	$9,549

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2015 and December 31, 2014, other real estate owned secured by residential real estate totaled $383 and $368, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,920 and $1,692 as of September 30, 2015 and December 31, 2014, respectively.

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2015 and December 31, 2014:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,648	$483	$3,184	$6,315	$218,177	$224,492
Commercial real estate:
Owner-occupied	283	145	233	661	73,300	73,961
Nonowner-occupied	378	232	2,549	3,159	64,750	67,909
Construction	58	----	769	827	23,843	24,670
Commercial and industrial	289	89	980	1,358	83,044	84,402
Consumer:
Automobile	613	100	117	830	43,643	44,473
Home equity	----	----	90	90	20,411	20,501
Other	400	98	34	532	44,228	44,760
Total	$4,669	$1,147	$7,956	$13,772	$571,396	$585,168

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,337	$612	$3,489	$7,438	$216,190	$223,628
Commercial real estate:
Owner-occupied	74	62	1,422	1,558	77,290	78,848
Nonowner-occupied	----	----	----	----	71,229	71,229
Construction	932	----	----	932	26,603	27,535
Commercial and industrial	----	10	24	34	83,964	83,998
Consumer:
Automobile	616	149	33	798	42,051	42,849
Home equity	----	----	103	103	18,188	18,291
Other	655	20	126	801	47,589	48,390
Total	$5,614	$853	$5,197	$11,664	$583,104	$594,768

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

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2015 and December 31, 2014:

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
September 30, 2015
Residential real estate
Interest only payments	$1,003	$	----	$1,003
Commercial real estate:
Owner-occupied
Interest only payments	498		----	498
Rate reduction	----		233	233
Reduction of principal and interest payments	610		----	610
Maturity extension at lower stated rate than market rate	2,023		----	2,023
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	300		2,549	2,849
Rate reduction	399		----	399
Commercial and industrial
Interest only payments	6,381		----	6,381
Credit extension at lower stated rate than market rate	----		392	392
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR’s	$11,636		$3,174	$14,810

	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
December 31, 2014
Residential real estate
Interest only payments	$520	$	----	$520
Commercial real estate:
Owner-occupied
Interest only payments	457		----	457
Rate reduction	----		244	244
Reduction of principal and interest payments	627		----	627
Maturity extension at lower stated rate than market rate	1,046		----	1,046
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	3,535		4,013	7,548
Rate reduction	408		----	408
Commercial and industrial
Interest only payments	6,429		----	6,429
Credit extension at lower stated rate than market rate	395		----	395
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	219		----	219

Total TDR’s	$13,840		$4,257	$18,097

During the nine months ended September 30, 2015, the TDR's described above decreased the allowance for loan losses and provision expense by $44 with corresponding charge-offs of $1,422.  This is compared to a $687 decrease in the provision expense and the allowance for loan losses during the nine months ended September 30, 2014 with no corresponding charge-offs. The charge-offs of $1,422 during 2015 included $1,304 that were related to specific reserves that had already been provided for during 2014, and, as a result, did not impact provision expense during 2015.  During the year ended December 31, 2014, the TDR's described above increased the allowance for loan losses and provision expense by $623 with no corresponding charge-offs.

At September 30, 2015, the balance in TDR loans decreased $3,287, or 18.2%, from year-end 2014.  The decrease was largely due to a $1,304 charge-off of an existing specific allocation on a collateral-dependent commercial real estate loan.  Further decreasing TDR loans was a $3,156 payoff of a commercial real estate loan during the third quarter of 2015.  The effects from this specific allocation charge-off and large loan payoff were partially offset by a $1,025 commercial real estate loan classified as a TDR during the third quarter of 2015.  The Company had 79% of its TDR's performing according to their modified terms at September 30, 2015, as compared to 77% at December 31, 2014.  TDR loans not performing to modified terms were largely impacted by one commercial real estate loan totaling $4,013 that was converted to nonaccrual status during the fourth quarter of 2014 after it was determined that full loan repayment was in significant doubt.  A further review of the collateral values of this commercial real estate loan during the fourth quarter of 2014 identified additional impairment, resulting in a specific allocation of $1,340 at December 31, 2014.  During the second quarter of 2015, the specific allocation related to this impaired loan was charged off, as previously mentioned.  As a result, the Company's specific allocations in reserves to customers whose loan terms have been modified in TDR’s totaled $1,532 at September 30, 2015, as compared to $2,998 in reserves at December 31, 2014.  At September 30, 2015, the Company had $1,919 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $1,871 at December 31, 2014.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the nine months ended September 30, 2015 and 2014:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2015	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate:
Interest only payments	$495	$495	$	----	$	----
Commercial real estate:
Owner-occupied
Maturity extension at lower stated rate than market rate	1,025	1,025		----		----
Total TDR’s	$1,520	$1,520	$	----	$	----

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2014	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Maturity extension at lower stated rate than market rate	$762	$762	$	----	$	----
Commercial and industrial
Interest only payments	2,908	2,908		----		----
Credit extension at lower stated rate than market rate	395	395		----		----
Total TDR’s	$4,065	$4,065	$	----	$	----

All of the Company’s loans that were restructured during the nine months ended September 30, 2015 and 2014 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at September 30, 2015 and 2014 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the nine months ended September 30, 2015 and 2014 had no impact on the provision expense or the allowance for loan losses.  As of September 30, 2015 and 2014, the Company had no allocation of reserves to customers whose loan terms were modified during the first nine months of 2015 and 2014.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2015	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$62,542	$7,580	$3,839	$73,961
Nonowner-occupied	57,196	6,498	4,215	67,909
Construction	23,742	----	928	24,670
Commercial and industrial	72,878	6,209	5,315	84,402
Total	$216,358	$20,287	$14,297	$250,942

December 31, 2014	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$72,232	$2,102	$4,514	$78,848
Nonowner-occupied	60,491	2,127	8,611	71,229
Construction	27,364	----	171	27,535
Commercial and industrial	76,395	495	7,108	83,998
Total	$236,482	$4,724	$20,404	$261,610

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2015 and December 31, 2014:

September 30, 2015	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$44,349	$20,390	$44,724	$221,025	$330,488
Nonperforming	124	111	36	3,467	3,738
Total	$44,473	$20,501	$44,760	$224,492	$334,226

December 31, 2014	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$42,816	$18,188	$48,264	$219,860	$329,128
Nonperforming	33	103	126	3,768	4,030
Total	$42,849	$18,291	$48,390	$223,628	$333,158

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 6.04% of total loans were unsecured at September 30, 2015, up from 5.66% at December 31, 2014.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2015, the contract amounts of these instruments totaled approximately $56,947, compared to $55,344 at December 31, 2014.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2015 and December 31, 2014 were comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.  At September 30, 2015, FHLB Borrowings included $128 in capitalized lease obligations.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2015	$20,366	$3,891	$24,257
December 31, 2014	$21,181	$3,791	$24,972

Pursuant to collateral agreements with the FHLB, advances were secured by $214,870 in qualifying mortgage loans, $77,317 in commercial loans and $5,081 in FHLB stock at September 30, 2015.  Fixed-rate FHLB advances of $20,238 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.08%.  There were no variable-rate FHLB borrowings at September 30, 2015.

At September 30, 2015, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at September 30, 2015.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $180,708 at September 30, 2015.  Of this maximum borrowing capacity, the Company had $118,670 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, have fixed rates of 1.15% to 1.50% and are due at various dates through a final maturity date of December 8, 2016.  At September 30, 2015, there were no promissory notes payable by Ohio Valley to related parties.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $41,800 at September 30, 2015 and $29,500 at December 31, 2014.

Scheduled principal payments as of September 30, 2015:

	FHLB Borrowings	Promissory Notes	Totals

2015	$448	$1,353	$1,801
2016	1,661	2,538	4,199
2017	4,601	----	4,601
2018	1,537	----	1,537
2019	1,467	----	1,467
Thereafter	10,652	----	10,652
	$20,366	$3,891	$24,257

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.2% and 90.2% of total consolidated revenues for the quarters ended September 30, 2015 and 2014, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$7,627	$658	$8,285
Provision expense	10	(21)	(11)
Noninterest income	1,522	62	1,584
Noninterest expense	7,106	621	7,727
Tax expense	471	40	511
Net income	1,562	80	1,642
Assets	795,458	13,008	808,466

	Three Months Ended September 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$7,612	$596	$8,208
Provision expense	(715)	33	(682)
Noninterest income	2,044	62	2,106
Noninterest expense	6,684	560	7,244
Tax expense	989	21	1,010
Net income	2,698	44	2,742
Assets	764,171	13,006	777,177

	Nine Months Ended September 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$22,690	$2,674	$25,364
Provision expense	685	25	710
Noninterest income	6,351	639	6,990
Noninterest expense	20,679	2,029	22,708
Tax expense	1,834	426	2,260
Net income	5,843	833	6,676
Assets	795,458	13,008	808,466

	Nine Months Ended September 30, 2014
	Banking	Consumer Finance	Total Company

Net interest income	$22,593	$2,584	$25,177
Provision expense	1,085	113	1,198
Noninterest income	7,332	804	8,136
Noninterest expense	19,657	1,879	21,536
Tax expense	2,457	472	2,929
Net income	6,726	924	7,650
Assets	764,171	13,006	777,177

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended September 30, 2015, the Company’s net income decreased by $1,100, or 40.1%, as compared to the same period in 2014, to finish at $1,642.  Earnings per share for the third quarter of 2015 also decreased by $.27, or 40.3%, compared to the third quarter of 2014, to finish at $.40 per share.  For the nine months ended September 30, 2015, net income decreased by $974, or 12.7%, as compared to the same period in 2014, to finish at $6,676.  Earnings per share for the first nine months of 2015 also decreased by $.25, or 13.4%, as compared to the same period in 2014, to finish at $1.62 per share.  The decrease in earnings was largely attributable to a strong third quarter in 2014, impacted by negative provision for loan loss expense and noninterest income contributions from the sale of the Company’s 9% ownership interest in ProAlliance Corporation (“ProAlliance”), a specialty property and casualty insurance company.  The Company’s return on assets (“ROA”) decreased to 1.06 at September 30, 2015, compared to 1.27% at September 30, 2014.  The Company’s return on equity (“ROE”) also decreased to 10.10% at September 30, 2015, compared to 12.30% at September 30, 2014.

The Company recorded net interest income of $25,364 during the nine months ended September 30, 2015, an increase of 0.7% over the nine months ended September 30, 2014. The primary reasons for net interest income improvement include increasing average earning assets, a decrease in premium expense on mortgage-backed securities and declines in higher-costing time deposits.  For the first nine months of 2015, average earning assets totaled $789,034, which represented an increase of 4.2% over the prior year.  The successful growth in average earning assets came mostly from higher interest-bearing deposits with banks, as well as growth in loans, particularly the consumer and commercial loan segments.  Partially offsetting growth in average earning assets was a decline in the Company’s net interest margin, which finished at 4.46% during the third quarter of 2015 and 4.38% during the first nine months of 2015, as compared to 4.62% and 4.53% during the same periods in 2014, respectively.  The lower net interest margin was impacted by a greater decrease in asset yields, as compared to the cost of funding sources.  With the prolonged low interest rate environment, there is limited opportunity to further reduce the Company’s funding costs, while the average yield on loans continues to trend lower.

During last year’s third quarter of 2014, the Company experienced negative provision expense of $682 in large part to a decrease in specific loan loss reserves impacted by an improvement in collateral values of an impaired commercial loan relationship.  This event contributed to the Company’s provision expense increase of $671 during this year’s third quarter of 2015.  While quarter-to-date provision expense was up, year-to-date provision expense at September 30, 2015 remained below the prior year-to-date provision expense at September 30, 2014, decreasing $488.  The decrease in the year-to-date provision was due to increases in general allocations during the first quarter of 2014 related to specific loan portfolio risks that management determined were necessary.  In addition, the Company experienced a downgrade of two impaired commercial credits during the second quarter of 2014, which increased the Company’s classified assets and economic risk factor within the calculation of the allowance for loan losses.  Further discussion can be found under the captions “Allowance for Loan Losses” and “Provision for Loan Losses” within this Management’s Discussion and Analysis.

Total noninterest income during the three months ended September 30, 2015 decreased $522, or 24.8%, and decreased $1,146, or 14.1%, during the nine months ended September 30, 2015, as compared to the same periods in 2014.  Both period decreases came largely from 2014’s third quarter sale of ProAlliance, which generated $675 and $810 in noninterest income during the three and nine months ended September 30, 2014, respectively.Further impacting the year-to-date period was a reduction in tax processing fees through ERC/ERD transactions.  Although the volume of tax refunds processed increased in 2015, tax refund processing fees were still lower than the year before, decreasing $711 during the first nine months of 2015.  The decrease in total fees was due to the reduced per item fees received by the Company under the new contract with the third-party tax refund product provider, which was reported in October of 2014.  These decreases were partially offset by noninterest revenue growth coming from debit/credit card interchange and gain on sale of securities.

Total noninterest expense during the three months ended September 30, 2015 increased $483, or 6.7%, and increased $1,172, or 5.4%, during the nine months ended September 30, 2015, as compared to the same periods in 2014.  These increases in overhead costs were largely due to increases in salaries and employee benefit expense, data processing costs, FDIC deposit premiums, and accounting fees.

At September 30, 2015, total assets were $808,466, compared to $778,668 at year-end 2014, with the increase due mostly to higher interest-bearing deposit balances being maintained in the Company’s Federal Reserve Bank Clearing account. Gross loan balances of $585,168 at September 30, 2015 were below the balances at year-end 2014, decreasing $9,600. Total investment securities increased 1.2% to $109,324 at September 30, 2015, compared to $108,056 at year-end 2014, mostly from new purchases of mortgage-backed securities.

Total liabilities were $718,511 at September 30, 2015, up $26,059 since December 31, 2014. Total deposit balances experienced continued growth during 2015, increasing $24,634 compared to year-end 2014. Interest-bearing deposits accounted for $20,295 of this increase and came primarily from municipal public fund deposit balances. Noninterest-bearing deposits increased $10,625, which were the result of excess deposits retained out of the seasonal increases in tax refund processing activities during the first half of 2015.

At September 30, 2015, total shareholders' equity was $89,955, up $3,739 since December 31, 2014.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of
Financial Condition
at September 30, 2015 and December 31, 2014

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September30, 2015 compared to December 31, 2014.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

At September 30, 2015, cash and cash equivalents increased $33,183, to finish at $64,160, compared to $30,977 at December 31, 2014.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2014, particularly from interest-bearing deposit balances.  The increase also includes excess funds retained from seasonal increases in ERC/ERD transactions.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.25%.  This interest rate is similar to what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.25%.  Furthermore, Federal Reserve Bank balances are 100% secured.

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

Certificates of deposit

At September 30, 2015, the Company had $1,715 in certificates of deposit owned by the Captive.  This represented an increase of $735 from year-end 2014.  During the third quarter of 2015, the Captive invested in four new certificates totaling $980 with maturity terms ranging from 1.5 to 3 years.  The Captive also experienced one certificate maturity of $245 during the same period.

Securities

The balance of total securities increased $1,268, or 1.2%, compared to year-end 2014.  This increase came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which increased $2,572, or 3.4%, from year-end 2014, impacted by new security purchases during the nine months ended September 30, 2015. The Company’s Agency mortgage-backed securities makes up the majority of investment securities, representing 72.2% of total investments at September 30, 2015.  During the second and third quarters of 2015, the Company sold $10,550 in Agency mortgage-backed securities that were collectively yielding 1.38% at a gain of $163.  The Company used the proceeds from the sale to help fund new Agency mortgage-backed security purchases over the nine months of 2015 totaling $25,150 at an interest yield of 2.0%, which had a positive impact on the net interest margin.  During the first nine months of 2015, the Company received principal repayments of $11,604.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

Partially offsetting the positive contributions from Agency mortgage-backed securities was a $1,385 decrease in obligations of state and political subdivisions from year-end 2014, impacted by investment redemptions during the second and third quarters of 2015.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances of $585,168 at September 30, 2015 represented a decrease of $9,600 when compared to $594,768 in loan balances at year-end 2014.  Contributing most to this decrease was the commercial real estate segment, which decreased $11,072, or 6.2%, from year-end 2014.  The decrease has been impacted by unanticipated loan payoffs, competitive pricing pressures and a general decrease in loan demand.  Commercial real estate loans comprise the largest portion of the Company’s total commercial loan portfolio, representing 66.4% at September 30, 2015.  Partially offsetting lower commercial real estate loans were higher balances within the commercial and industrial loan portfolio, which increased $404, or 0.5%, from year-end 2014.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Residential real estate loan balances comprise the largest portion of the Company’s overall loan portfolio at 38.4% and consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first nine months of 2015 increased $864, or 0.4%, from year-end 2014.  Movement within the real estate portfolio consists of decreasing long-term fixed-rate mortgages being completely offset by increasing short-term adjustable-rate mortgage balances. As part of management’s interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2014.

Consumer loan balances increased $204, or 0.2%, from year-end 2014.  The increase was impacted most by a 12.1% increase in home equity lines of credit balances and a 3.8% increase in automobile loans.  Automobile loans represent the Company’s largest consumer loan type at 40.5% of total consumer loans.  These increases in consumer loans were partially offset by a 7.5% decrease in other consumer loan balances that include mobile homes, recreational vehicles, consumer real estate and unsecured loans.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company had a $6,902 allowance for loan losses at September 30, 2015, which was down from the $8,334 allowance at year-end 2014. The allowance was impacted mostly by lower specific allocations from year-end 2014, which decreased $1,319, or 38.7%.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  During the second quarter of 2015, a $1,304 charge-off was taken on an existing specific allocation of a collateral dependent impaired commercial real estate loan.  This specific allocation had already been provided for during the fourth quarter of 2014 as a result of asset impairment based on collateral values.  As a result, the charge-off of this specific allocation did not have an impact to provision expense in 2015.  Further impacting lower specific reserves was the payoff of two loans with one commercial real estate loan relationship during the third quarter of 2015.  Prior to payoff, a specific allocation of $621 had been provided for based on the collateral values associated with the two impaired commercial loans.  In September 2015, the Company was successful in collecting the full amount of principal on both loans, which resulted in none of the specific allocation being used.  Partially offsetting the decreases in specific reserves was the asset impairment of one commercial and industrial loan relationship that required specific reserves of $586 and a corresponding increase to provision expense during the second quarter of 2015.

As part of the Company’s quarterly analysis of the allowance for loan losses, management also reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  As a result of these factors, the general allocation component of the allowance for loan losses decreased $113, or 2.3%, from year-end 2014.  Although the Company experienced an increase in net loan charge-offs during the quarterly and year-to-date periods ending September 30, 2015, the average historical loan loss factor was down from year-end 2014.  The average historical loan loss factor is based on a 5-year loan loss history for commercial loans and 3 years for real estate and consumer loans.  The Company also experienced a decrease (improvement) in its classified assets from year-end 2014, which was largely due to the payoffs, partial charge-offs and risk rating upgrades associated with various commercial real estate and commercial and industrial loans.  The positive effects from lower historical charge-offs and classified assets were partially offset by an increase in unemployment rates within the Company’s lending areas, as well as higher criticized assets from year-end 2014.  The majority of the criticized asset growth came during the third quarter of 2015, with various commercial real estate and commercial and industrial loans being downgraded due to growing risks in their repayment ability.

The Company experienced a decrease in its troubled assets, with nonperforming loans to total loans finishing at 1.43% at September 30, 2015, down from 1.62% at year-end 2014.  The Company’s nonperforming assets to total assets totaled 1.23% at September 30, 2015, a decrease from 1.43% at year-end 2014.  In addition, impaired loans at September 30, 2015 also decreased $3,290, or 16.3%, from year-end 2014.

The Company maintained its allowance for loan losses to total loans ratio at 1.18% at September 30, 2015 and 1.40% at year-end 2014.  Management believes that the allowance for loan losses at September 30, 2015 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2015 increased $24,634, or 3.8%, from year-end 2014.  A portion of this deposit growth came from noninterest-bearing deposit balances, which were up $4,339, or 2.7%, from year-end 2014.  The increase came largely from business checking and incentive-based checking products. Business checking balances were impacted by the seasonal ERC/ERD tax refund items processed mostly during the first half of 2015.  The Company has benefited from the successful volume increase in ERC/ERD transactions during 2015.  As a result of the tax processing activity being seasonal, the elevated balances within the Company’s business checking accounts should continue to decrease during the remainder of 2015.

Deposit growth also came from interest-bearing NOW account balances, which increased $22,148, or 19.7%, during the first nine months of 2015 as compared to year-end 2014.  This increase was largely driven by public fund balances related to local city and county school accounts within Gallia County, Ohio.

During the first nine months of 2015, time deposits decreased $5,858, or 3.4%, from year-end 2014.  With the spread between a short-term CD rate and a statement savings rate being limited, many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2014 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2015, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

Other borrowed funds were $24,257 at September 30, 2015, a decrease of $715, or 2.9%, from year-end 2014. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At September 30, 2015, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity of the Company at September 30, 2015 of $89,955 increased $3,739, or 4.3%, as compared to $86,216 at December 31, 2014. Contributing most to this increase was year-to-date net income of $6,676, partially offset by cash dividends paid of $2,801, or $.67per share.

Comparison of Results of Operations
for the Three and Nine Months Ended
September 30, 2015 and 2014

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2015 compared to the same period in 2014. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the third quarter of 2015, net interest income increased $77, or 0.9%, as compared to the third quarter of 2014.  During the nine months ended September 30, 2015, net interest income increased $187, or 0.7%, as compared to the nine months ended September 30, 2014.  The year-to-date improvement was largely due to increased average loans and lower premium expenses on investment securities.  However, the Company continues to face net interest margin pressure affected by decreasing loan production, lower asset yields and decreasing opportunities to further reduce funding costs.  This has contributed to a net interest margin decline of 16 basis points during the three months ended September 30, 2015 and 15 basis points during the nine months ended September 30, 2015, as compared to the same periods in 2014.

Total interest and fee income recognized on the Company’s earning assets increased $112, or 1.3%, during the third quarter of 2015, and increased $172, or 0.6%, during the nine months ended September 30, 2015, as compared to the same periods in 2014.  The increases were mostly impacted by loan revenues, which were up $71, or 0.9%, during the three months ended September 30, 2015, and $83, or 0.3%, during the nine months ended September 30, 2015, as compared to the same periods in 2014. Quarter-to date average loan growth from real estate loans impacted the quarterly earnings, while year-to-date average loan growth from commercial and consumer loans have contributed most to higher year-to-date interest.  Earnings growth was also impacted by interest revenues from investment securities, which increased $24, or 4.2%, over the three months ended September 30, 2014, and $73, or 4.3%, over the nine months ended September 30, 2014.  This growth came primarily from Agency mortgage-backed securities.  Since last year, the investment prices for Agency mortgage-backed securities have adjusted closer to their par values, resulting in less premiums and higher return yields.  Furthermore, a slower pace of refinancing volume during the past year has also limited principal repayment proceeds from Agency mortgage-backed securities, causing monthly premium expense to amortize more slowly.  The positive effects from average loan growth and lower premium expense on securities were partially offset by lower asset yields during the quarter-to-date and year-to-date periods ended September 30, 2015.  Asset yields have been negatively impacted by lower market rates within the loan portfolio, as well as a composition shift from higher-yielding, long-term fixed-rate mortgages to lower-yielding, short-term adjustable-rate mortgages.  Asset yields have also been impacted by higher average balances within the Company’s lower-yielding Federal Reserve Bank clearing account during the first nine months of 2015.  As a result, the earning asset yield at September 30, 2015 was 4.75%, compared to 4.91% at September 30, 2014.

Total interest expense incurred on the Company’s interest-bearing liabilities during the third quarter of 2015 increased $35, or 5.0%, and decreased $15, or 0.7%, during the nine months ended September 30, 2015, as compared to the same periods in 2014.  The year-to-date decrease was primarily due to a sustained low-rate environment that has impacted the repricings of various Bank deposit products, especially time deposit balances, which continued to reprice at lower rates during 2015.  As a result, the Company’s weighted average costs for time deposits decreased from 0.81% at September 30, 2014 to 0.76% at September 30, 2015.  The Company also continues to utilize more of its lower cost, core deposit funding sources to further lower interest costs.  As a result, the Company’s average interest- and non-interest bearing core deposits increased $23,130, or 4.5%, while average time deposit balances increased $1,018, or 0.6%, during the first nine months of 2015 when compared to the same period in 2014.  As a result of decreases in the average market interest rates and the continued emphasis on utilizing lower costing deposit balances, the Company’s total weighted average costs on interest-bearing deposits have lowered 2 basis points from 0.47% at September 30, 2014 to 0.45% at September 30, 2015.

While the Company has benefited from lower interest expense on a year-to-date basis compared to 2014, the pace of quarter-to-date interest expense has been growing.  Interest expense during the third quarter of 2015 increased 5.03% over the same period in 2014.  During the sustained low interest rate environment, it has been very difficult to further reduce funding costs, as many of the Company’s deposit accounts are perceived to be at, or near, their interest rate floor.  Furthermore, the Company experienced CD balance growth within its newest branch location in Barboursville, WV as part of a special CD rate offering during the fourth quarter of 2014.  The special rate tied to these CD offerings has impacted interest expense during 2015.

During 2015, the decline in asset yields completely offset the decline in funding costs.  As a result, the Company’s net interest margin decreased 16 basis points to 4.46% during the third quarter of 2015, and decreased 15 basis points to 4.38% during the first nine months of 2015, as compared to the same periods in 2014.  The Company will continue to focus on re-deploying the excess liquidity retained within the Federal Reserve account earning 0.25% into higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses

During the third quarter of 2015, provision expense charges increased $671, while provision expense during the nine months ended September 30, 2015 decreased $488, as compared to the same periods in 2014.

The quarter-to-date increase in provision expense was largely related to the collateral value improvement of one commercial real estate loan relationship during the third quarter of 2014.  At that time, the commercial properties securing the loan balances were re-appraised and the report identified an increase in market values of the collateral. Based upon improvements in the credit position with this commercial loan, management lowered the specific allocation related to the loan by $524, causing a reverse effect when compared to the third quarter of 2015.

The year-to-date decrease in provision expense was also impacted by various events that occurred during 2014 that had a reverse effect in 2015.  During the first quarter of 2014, provision expense was primarily impacted by several general allocation metrics that were re-evaluated and adjusted, contributing to higher general allocations within the residential real estate and commercial loan portfolios.  Adjustments were made to the commercial loan loss factor, extending the range of the loan loss period from a 3-year rolling average to a 5-year rolling average.  This update was due to the significant decline in net charge-offs that had been experienced since the first quarter of 2012 that was reducing the historical loan loss factor for commercial loans.  By extending the historical loss period to five years, management felt the historical factor would be more representative of the expected losses to be incurred on commercial loans.  Management also increased the economic risk factor by adjusting its criticized/classified asset thresholds to incorporate more risk potential within the Company’s special mention and substandard loan portfolios.

Further impacting lower year-to-date provision expense was the downgrade of two impaired commercial credits during the second quarter of 2014 totaling $12,000 due to decreasing cash flows.  This caused classified assets to increase, which impacted the economic risk factor within the allowance for loan loss calculation.

Since September 2014, the Company has experienced declines in its loan loss history, as well as declines in its classified asset portfolio, which have more than offset the rise in criticized assets.  This has yielded less provision expense and lower general allocations in 2015.

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

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2015 decreased $522, or 24.8%, and $1,146, or 14.1%, as compared to the same periods in 2014, respectively.  Affecting both the quarterly and year-to-date periods of 2015 was the Company’s gain on sale of its 9% ownership interest in ProAlliance during the third quarter of 2014.  The Company had recorded $135 during the first quarter of 2014, which represented the first of two installments the Company was to receive during 2014. On August 1, 2014, the Company received its second installment of $675 for its ownership interest in ProAlliance. Total proceeds from the sale, including the $135 non-refundable fee from the first quarter of 2014, totaled $810, which was reported as a gain on sale. The total after-tax impact to the Company’s 2014 net income from the gain was $535.

Noninterest income during 2015 was also negatively affected by the Company’s seasonalERC/ERD fees, which decreased $711, or 23.1%, during the first nine months of 2015, while showing comparable fee income during the three months ended September 30, 2015, as compared to the same periods in 2014.  In October 2014, the Bank entered into a new agreement with a third-party tax refund product provider, which lowered the per transaction fee associated with each refund facilitated.  As a result, even though the Company experienced an increase in the number of ERC/ERD transactions that were facilitated, the lower fee structure caused tax processing revenues to be lower than the year before.  As a result of ERC/ERD fee activity being mostly seasonal, only minimal income is expected during the rest of 2015.

Having a positive contribution to noninterest income during both the quarterly and year-to-date periods of 2015 was the gain on sale of securities.  As previously mentioned, during the second and third quarters of 2015, the Company sold some of its lower-yielding, Agency mortgage-backed securities at a gain of $163, while reinvesting the proceeds into higher-yielding securities.  This shift in balances to higher-yielding assets had a positive effect on the net interest margin.

The Company’s remaining noninterest income categories were collectively up $124, or 8.7%, during the third quarter of 2015, and up $212, or 5.0%, during the first nine months of 2015, when compared to the same period in 2014.  These changes were primarily due to increases in debit/credit card interchange fees and higher gains on the sale of OREO property.

Noninterest Expense

Noninterest expense during the third quarter of 2015 increased $483, or 6.7%, and increased $1,172, or 5.4%, during the first nine months of 2015, as compared to the same periods in 2014.  Contributing to the increase in net overhead expense were higher salaries and employee benefits, data processing expense and accounting expense.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $343, or 8.1%, during the three months ended September 30, 2015, and increased $557, or 4.3%, during the nine months ended September 30, 2015, as compared to the same periods in 2014.  The increase was largely due to annual merit increases and higher retirement benefit costs.

Further impacting noninterest expense was data processing expense, which increased $13, or 19.0%, during the third quarter of 2015, and increased $129, or 14.0%, during the first nine months of 2015, as compared to the same periods in 2014.  Monthly data processing costs have increased from last year in large part due to the volume increase within the Company’s debit and credit card transactions, as well as its Big Rewards customer incentive platform.

Other noninterest expenses during 2015 were also up over the prior quarter and year-to-date periods of 2014.  This came mostly from increases in accounting and audit related service fees, which increased $8, or 6.6%, during the third quarter of 2015, and increased $104, or 39.3%, during the first nine months of 2015, as compared to the same periods in 2014.

The Company’s remaining noninterest expense categories were collectively up $119, or 4.6%, during the third quarter of 2015, and up $382, or 5.1%, during the first nine months of 2015, when compared to the same periods in 2014.  These changes were primarily due to expense increases in FDIC insurance, foreclosure costs, software maintenance and customer incentives.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  Although average earning assets remain at higher levels over the prior year, the Company continues to experience a declining net interest margin, which puts pressure on net interest income growth going forward.  At the same time, higher employee benefit costs combined with a 23.1% decline in tax processing fees caused overhead expense to outpace net revenue levels during 2015.  As a result, the Company’s efficiency ratios have regressed, finishing at 77.0% and 69.1% during both the quarterly and year-to-date periods ended September 30, 2015,  as compared to 69.2% and 63.8% for the same periods in 2014.

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

All of the Company’s capital ratios exceeded the regulatory minimum guidelines, as identified in the following table:

	Company Ratios
	9/30/15	Regulatory Minimum	12/31/14	Regulatory Minimum

Common equity Tier 1 risk-based capital	15.5%	4.50%	N/A	N/A
Tier 1 risk-based capital	17.0%	6.00%	16.2%	4.00%
Total risk-based capital ratio	18.3%	8.00%	17.4%	8.00%
Leverage ratio	12.0%	4.00%	11.8%	4.00%

Cash dividends paid of $2,801 during the first nine months of 2015 represents a 8.4% increase compared to the cash dividends paid during the same period in 2014.  In the first nine months of 2014, Ohio Valley paid three quarterly dividends of $0.21 each.  In the first nine months of 2015, Ohio Valley paid three quarterly dividends of $0.21 each and a special dividend of $0.05.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $152,671, represented 18.9% of total assets at September 30, 2015. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2015, the Bank could borrow an additional $118,670 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2015, this line had total availability of $42,326. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2015 Percentage Change in Net Interest Income	December 31, 2014 Percentage Change in Net Interest Income
+300	.78%	(2.08%)
+200	.72%	(1.16%)
+100	.45%	(.49%)
-100	(3.13%)	(2.81%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At September 30, 2015, the interest rate risk profile reflects a modest asset sensitive position, which produces higher net interest income due to an increase in interest rates.  This is a change from the liability sensitive position at year end.  The increase in liquidity due to growth in deposit balances contributed to the change in interest rate risk profile.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve Bank, and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and President (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, Ohio Valley’s Chief Executive Officer and Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2015.

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2015.

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

OHIO VALLEY BANC CORP.
Date:	November 9, 2015	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	November 9, 2015	By:	/s/Scott W. Shockey
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

10.3(a)*
The Ohio Valley Bank Company Third Amended and Restated Director Retirement Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.3(b)*
Schedule A to Exhibit 10.3(a) identifying other identical Third Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Filed herewith.

10.6(a)*	The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company: Filed herewith.

10.7(a)*
Schedule A to Exhibit 10.6(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Filed herewith.

10.11*	The Ohio Valley Bank Company Fourth Amended and Restated Director Retirement Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company: Filed herewith.

10.12*
Schedule A to Exhibit 10.11 identifying other identical Fourth Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Filed herewith.

10.13*	The Ohio Valley Bank Company Third Amended and Restated Director Deferred Fee Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company: Filed herewith.

Exhibit Number	Exhibit Description

10.14*
Schedule A to Exhibit 10.13 identifying other identical Third Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Filed herewith.

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

 * Compensatory plan or arrangement.

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