Form 10-K
period 2015-12-31
OHIO VALLEY BANC CORP
filed 2016-03-15
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
YES ☑   NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑

    Based on the closing sales price of $22.63 per share on June 30, 2015, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $84,074,139.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2016 was 4,142,247.

Documents Incorporated By Reference:

(1)	Portions of the 2015 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“OVBC Captive”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 90.9%, 90.6% and 90.5% of total consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2015, Ohio Valley’s consolidated assets approximated to $796,285,000, and total shareholders’ equity approximated to $90,470,000.

       Ohio Valley is also permitted to engage in certain non-banking activities under the provisions of the Gramm-Leach-Bliley Act (“GLB Act”), such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities.  Ohio Valley presently has an insurance agency, Ohio Valley Financial Services, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central. Ohio Valley also has a captive insurance company, OVBC Captive, that is engaged in the business of providing commercial property and various liability insurance to the Company and related entities.  Management will consider opportunities to engage in additional nonbanking activities as they arise.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fourteen offices located in Ohio and West Virginia, all but three offering automatic teller machines (“ATMs”).  Eight of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2015.

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

Variable Interest Entities

        Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2015 Annual Report to Shareholders under “Note H – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2015.

Recent Corporate Developments

On January 7, 2016, the Company entered into an Agreement and Plan of Merger (the "Milton Bancorp Agreement") with Milton Bancorp, Inc. (“Milton Bancorp”).  The Milton Bancorp Agreement calls for Milton Bancorp to merge into the Company and for Milton Bancorp's wholly-owned subsidiary, The Milton Banking Company, which operates five branches in Ohio, to merge into the Bank.  Under the terms of the Milton Bancorp Agreement, shareholders of Milton Bancorp will receive for each of the 400 outstanding common shares of Milton Bancorp 1,636 of the Company’s common shares, $37,219 in cash, or a combination of the Company’s common shares and cash for each share of Milton Bancorp, subject to a limitation that 80% of the outstanding Milton Bancorp common shares will be exchanged for the Company’s common shares and 20% of the outstanding Milton Bancorp common shares will be exchanged for cash.  In addition, the 1,237 preferred shares of Milton Bancorp will be exchanged for $3,600 per share.  The Milton Bancorp transaction is expected to close by the third quarter of 2016, pending adoption of the Milton Bancorp Agreement by the shareholders of Milton Bancorp, the satisfaction of various closing conditions, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Milton Bancorp Agreement and other conditions customary for transactions of this type, including regulatory approval.  Additional information can be found in Note R of the Notes to the Consolidated Financial Statements.

Financial Information

 Financial information regarding the Company as of December 31, 2015 and 2014 and results of operations for the last three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2015.

Lending Activities

The Company’s loan portfolio decreased $9,016,000 to finish at $585,752,000 in 2015.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2015, commercial loans decreased $10,362,000, or 4.0%, while consumer  loans increased $1,099,000, or 1.0%, and residential real estate loans increased $247,000, or 0.1%, as compared to 2014.  Consolidated interest and fee revenue from loans accounted for 74.52%, 72.89%, and 75.53% of total consolidated revenues in 2015, 2014 and 2013, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia. The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company’s residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien mortgage or deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value (whichever is the lesser) of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages.  The Company’s market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank’s exposure to interest rate risk. Currently, the Bank’s fixed-rate real estate loan offerings are limited to maturity terms up to fifteen years, with 100% of its thirty-year real estate loan demand being sold to Freddie Mac.

Commercial Loans

The Company’s commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans prior to approval. The Bank’s loan committee will review and approve all new commercial loan originations that exceed the originating loan officer’s lending limits according to the following thresholds:  up to $750,000 unsecured, up to $3,000,000 secured, and up to $3,000,000 aggregate.  The  Executive Committee of the Bank’s Board of Directors will review and approve all new commercial loan originations up to the legal lending limit of the Bank.

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

Underwriting Standards

       The Company’s underwriting guidelines and standards are updated periodically and are presented to the Board of Directors of the holding company for approval.  The purposes of the standards and guidelines are to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the Company’s primary market areas; and to ensure that all loan applicants receive fair and equal treatment in the lending process.  It is the intent of the underwriting guidelines and standards to:  minimize losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.  The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application.  A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards.  However, a loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval from a superior.

Investment Activities

     The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of U.S. Government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.94%, 5.60% and 5.02% of total consolidated revenues in 2015, 2014 and 2013, respectively. The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include “core deposits.”  Core deposits include demand deposits, savings, money market, NOW accounts, and certificates of deposit less than $100,000.  The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets.  Short- and long-term advances from the Federal Home Loan Bank have also been a significant source of funding.  Further funding has come from one trust preferred securities offering through Ohio Valley Statutory Trust III, totaling $8,500,000.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006, in which it serves as a  facilitator for the clearing of  tax  refunds for a single tax refund product provider.  A tax refund clearing agreement between the Bank and tax refund product provider requires the Bank to process electronic refund checks (“ERC’s”) and electronic refund deposits (“ERD’s”) presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank will, in turn, receive a fee paid by the third-party tax software provider for each transaction that is processed.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will generally be recorded during the first half of the fiscal year, with only minimal income recorded thereafter.  During the year ended 2015, the Company’s ERC/ERD fees totaled $2,371,000, a decrease of $762,000, or 24.3%, as compared to the same period in 2014. Although the volume of ERC/ERD items increased during the 2015 tax season compared to 2014, management anticipated the tax fee revenue would still decrease due to changes in product service agreements. On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider. The new agreement generally provided for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees to occur in future years. It is impossible to predict the number of refunds that will be facilitated in the future, the products chosen and therefore the fees that will be received by the Bank. Nevertheless, the Bank anticipates that without an increase in the number of refunds facilitated by the Bank, the fees received by the Bank from this arrangement will continue to be reduced in future years.  Although ERC/ERD fees were down in 2015, management continues to be pleased with the significant contribution this revenue source has made, accounting for 27.6% of the overall noninterest income during the year ended 2015.

Competition

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  The principal factors of competition for the Company’s banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services.  The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Meigs Counties of Ohio as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Lawrence, Vinton, Scioto, Athens and Ross.  Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.

Loan Central’s market presence further strengthens the Company’s ability to compete in the Gallia, Jackson, Lawrence and Pike Counties by serving a consumer base that may not meet the Bank’s credit standards.  Loan Central also operates in Scioto and Ross counties of Ohio, which are outside the Bank’s primary market area.  With the exception of Loan Central’s tax refund loan activities and the Bank’s ERC/ERD activities, the Company’s business is not seasonal, nor is it dependent upon a single or small group of customers.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  This law is significantly changing the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, and some provisions require stock exchange rulemaking, some of which still have not been adopted, some of the effects they will have on our company are not yet known.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage.  Among the changes pursuant to the Dodd-Frank Act that can still be expected to have an effect on our business and not fully realized are the following:

•	the Dodd-Frank Act created a Consumer Financial Protection Bureau (the “CFPB”) with broad powers to adopt and enforce consumer protection regulations;

•
new capital regulations for bank holding companies have been adopted, which are still being phased in and which impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital; and

•
new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices, including providing shareholders the opportunity to cast a non-binding vote on executive compensation and considering the independence of compensation advisers, and new executive compensation disclosure requirements.  In addition, companies will be required to “claw back” incentive compensation under certain circumstances, although regulations have not yet been adopted.

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

Regulation of Ohio State Chartered Banks

As an Ohio state-chartered bank that is a member of the Federal Reserve Bank of Cleveland (“FRB”), the Bank is supervised and regulated primarily by the Ohio Division of Financial Institutions, the Federal Reserve Board and the CFPB.

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

Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Some of the risk weightings were changed effective January 1, 2015.

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

Pursuant to the Federal Reserve Board’s Small Bank Holding Company Policy, as a holding company with assets of less than $1 billion, the Company is not required to comply with the consolidated capital requirements, although the Bank must comply with the new capital requirements.

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

The deposits of the Bank are insured up to statutorily prescribed limits by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.  Insurance premiums for insured institutions are determined based upon the member's capital level and supervisory rating provided to the FDIC by the bank's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund (“DIF”).  Until a change in regulations adopted by the FDIC in February 2011, the assessment rate determined by considering such factors was then applied to the amount of the bank's deposits to determine the bank's insurance premium.  On April 1, 2011, the assessment base was changed from total domestic deposits to average total assets minus average tangible equity.  The new regulations also change the assessment for larger institutions and the assessment rate schedules.  The FDIC has proposed changes to its assessment system for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years.  The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years, update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

Employees

As of December 31, 2015, Ohio Valley and its subsidiaries had approximately 248 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2015 Annual Report to Shareholders, which are incorporated herein by reference.

I.           DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
 INTEREST RATES AND INTEREST DIFFERENTIAL

A.&B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2015, 2014 and 2013 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2015 and 2014 is incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2015	2014	2013
Securities Available for Sale
U.S. Government sponsored entity securities	$8,965	$8,917	$8,852
Agency mortgage-backed securities, residential	82,686	76,319	75,216
Total securities available for sale	$91,651	$85,236	$84,068
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$19,898	$22,811	$22,814
Agency mortgage-backed securities, residential	5	9	12
Total securities held to maturity	$19,903	$22,820	$22,826

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.           LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2015	2014	2013	2012	2011

Residential real estate	$223,875	$223,628	$219,365	$226,022	$238,490
Commercial real estate	169,312	177,612	183,871	175,010	207,455
Commercial and industrial	81,936	83,998	60,803	57,239	45,200
Consumer	110,629	109,530	102,280	100,017	107,163
	$585,752	$594,768	$566,319	$558,288	$598,308

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

C.	1.
Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,126,000, $1,203,000 and $887,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.  The amount of interest income that was included in net income recorded on such loans was $757,000, $1,022,000 and $804,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming and Past Due Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2015 and 2014, there were no loans that are not already included in “Table V - Summary of Nonperforming and Past Due Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2015, 2014 or 2013.

4.
Loan Concentrations - As of December 31, 2015 and 2014, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2015, located in Ohio Valley’s 2015 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2015 and 2014, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2015	2014	2013	2012	2011

Balance, beginning of year	$8,334	$6,155	$6,905	$7,344	$9,386
Loans charged off:
Residential real estate	828	487	819	1,066	2,034
Commercial real estate	1,971	235	2	1,949	1,913
Commercial and industrial	24	41	600	499	4,725
Consumer	1,428	1,216	1,279	1,622	1,750
Total loans charged off	4,251	1,979	2,700	5,136	10,422

Recoveries of loans:
Residential real estate	386	286	282	140	201
Commercial real estate	204	108	345	35	1,391
Commercial and industrial	234	392	65	2,027	1,127
Consumer	651	585	781	912	765
Total recoveries of loans	1,475	1,371	1,473	3,114	3,484

Net loan charge-offs	(2,776)	(608)	(1,227)	(2,022)	(6,938)
Provision charged to operations	1,090	2,787	477	1,583	4,896
Balance, end of year	$6,648	$8,334	$6,155	$6,905	$7,344
Ratio of net charge-offs to average loans outstanding	.47%	.10%	.22%	.35%	1.11%
Ratio of allowance for loan losses to
non-performing assets	69.01%	74.76%	122.81%	90.24%	99.34%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Loan Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

V.           DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2015, 2014, or 2013.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2015 and 2014:

December 31, 2015		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$11,448	$9,476	$16,469	$43,227

December 31, 2014		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$17,474	$10,498	$11,540	$46,778

VI.           RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table X - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

VII.           SHORT-TERM BORROWINGS

During each of the last three fiscal years, the Company’s average amount of short-term borrowings was less than 30% of shareholders’ equity at the end of the period.

ITEM 1A – RISK FACTORS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document.  In addition, certain statements in future filings by Ohio Valley with the SEC, in press releases, and in oral and written statements made by or with the approval of Ohio Valley which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Examples of forward-looking statements include:  (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Ohio Valley or our management or Board of Directors, including those relating to products or services and strategic plans, such as mergers; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our financial condition and results of operations.  Economical turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States.  Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

        The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, and some provisions require stock exchange rulemaking, some of the effects they will have are not yet known.

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

•
new capital regulations for bank holding companies have been adopted, which are still being phased in, which impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital; and

•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including providing shareholders the opportunity to cast a non-binding vote on executive compensation and considering the independence of compensation advisers, and new executive compensation disclosure requirements.  In addition, companies will be required to “claw back” incentive compensation under certain circumstances, although regulations have not yet been adopted.

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

Completion of the merger contemplated by the Milton Bancorp Agreement is subject to many conditions, and if these conditions are not satisfied or waived, the merger between the Company and Milton Bancorp will not be completed.

The obligations of the Company and Milton Bancorp to complete the merger contemplated by the Milton Bancorp Agreement are subject to the fulfillment or written waiver of many conditions, including approval by the banking regulators, the required vote of the Milton Bancorp shareholders, absence of orders prohibiting completion of the merger, the continued accuracy of the representations and warranties of both parties, and the performance by both parties of their respective covenants and agreements.  These conditions may not be fulfilled and, accordingly, the merger may not be completed.  In addition, if the merger is not completed by June 30, 2016, either the Company or Milton Bancorp may have the opportunity to terminate the Milton Bancorp Agreement, and the Company and Milton Bancorp can mutually agree to terminate the Milton Bancorp Agreement at any time, before or after the approval by the Milton Bancorp shareholders.

Our exposure to credit risk could adversely affect our earnings and financial condition.

Making loans carries inherent risks, including interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks that we will have inaccurate or incomplete information about borrowers, risks that borrowers will become unable to repay loans; and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial and commercial real estate loans comprise a significant portion of our loan portfolio.  Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn.  Since our loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on our earnings and financial condition.  We may also have concentrated credit exposure to a particular industry, resulting in a risk of a material adverse effect on our earnings or financial condition if there is an event adversely affecting that industry.

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

The Bank may be required to repurchase loans it has sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect the Company’s liquidity, results of operations and financial condition.

When the Bank sells a mortgage loan, it agrees to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty the Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan.  While the Bank has underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that no breach or fraud will ever occur.  Required repurchases, substitutions or indemnifications could have an adverse effect on the Company’s liquidity, results of operations and financial condition.

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

The discontinuance of tax refund services, or reduction in fees under a new contract pursuant to an arrangement with a single tax refund product provider could have an adverse effect on our net income.

Through our relationship with a single tax refund product provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit (“ERC/ERD”).  In return, the Bank charges a fee for the service.  For the 2015 tax season, the Company recorded ERC/ERD fee income of $2,371,000.

On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider. The new agreement generally provided for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees in future years. It is impossible to predict the number of refunds that will be facilitated, the products chosen and therefore the fees that will be received by the Bank. Nevertheless, the Bank anticipates that without an increase in the number of refunds facilitated by the Bank, the fees received by the Bank from this arrangement will be significantly reduced in future years.

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

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common stock.  The payment of dividends by us is also subject to certain regulatory restrictions.  As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors.  Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that our dividend policy or the size of dividend distribution will continue in the future, even if we are able to pay dividends.  Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional financial institution failures, we may be required to pay even higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.  In addition, the FDIC has proposed changes to its assessment system for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years.  It is uncertain how a final new assessment system might affect the Company’s insurance premiums in the future.

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

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns eight financial service centers located in Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Waverly (Pike Co.) in Ohio; and Milton and Barboursville (Cabell Co.) in West Virginia.  The Bank leases six additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.) and Athens (Athens Co.) in Ohio; and Point Pleasant (Mason Co.) in West Virginia.   The Bank also owns and operates twenty-two ATMs, including eleven off-site ATMs.  Furthermore, the Bank owns three facilities and leases one facility in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), Ohio and leases a facility in Point Pleasant (Mason Co.), West Virginia which are both leased out to third parties.

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

  Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2015, located in Ohio Valley’s 2015 Annual Report to Shareholders.

ITEM 3 – LEGAL PROCEEDINGS

Not applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Summary of Common Stock Data” and “Performance Graph” located in Ohio Valley’s 2015 Annual Report to Shareholders and “Note N - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 located in Ohio Valley’s 2015 Annual Report to Shareholders.

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2015.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2015.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2015 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Interest Rate Sensitivity and Liquidity” and “Interest Rate Sensitivity -- Table VIII” found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2015 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2015 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2015 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, Ohio Valley's Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that:

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

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2015 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2015 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 11, 2016 (the “2016 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2016 Proxy Statement.

The Board of Directors of Ohio Valley has adopted a Code of Ethics covering the directors, officers and employees of Ohio Valley and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Ohio Valley.  The Code of Ethics is posted on Ohio Valley’s website at www.ovbc.com.  Amendments to the Code of Ethics and the waivers of the provisions of the Code of Ethics will also be posted on Ohio Valley’s website.  Interested persons may obtain copies of the Code of Ethics without charge by writing to Ohio Valley Banc Corp., Attention: Larry E. Miller, Secretary, 420 Third Avenue, Gallipolis, Ohio 45631.

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” and “Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2016 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2016 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2016 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by the Independent Registered Public Accounting Firm” of the 2016 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2015 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

OHIO VALLEY BANC CORP.
Date:	March 15, 2016	By:	/s/ Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2016 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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

2
Agreement and Plan of Merger between Ohio Valley Banc Corp. and Milton Bancorp, Inc. dated January 7, 2016:  Incorporated herein by reference to Exhibit 2.1 to Ohio Valley’s Current Report on Form 8-K filed on January 7, 2016 (SEC File No. 0-20914).

3(a)
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State].  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

3(b)	Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 (SEC File No. 0-20914).

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

10.1*	The Ohio Valley Bank Company Executive Group Life Split Dollar Plan Agreement, dated December 31, 2011, between Thomas E. Wiseman and The Ohio Valley Bank Company: Filed herewith.

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

10.3(b)*
Schedule A to Exhibit 10.3(a) identifying other identical Third Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.3(b) to Ohio Valley’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.4(a)*
The Ohio Valley Bank Company Determination of Director’s Fees Agreement, supplemental to the Third Amended and Restated Director Retirement Agreement, dated December 28, 2007, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.4(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.4(b)*
The Ohio Valley Bank Company Determination of Director’s Fees Agreement, supplemental to the Third Amended and Restated Director Retirement Agreement, dated March 2, 2010, between David W. Thomas and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.4(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.5*
The Ohio Valley Bank Company Salary Continuation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.5 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.5(a)*	Schedule A to Exhibit 10.5 identifying other identical Salary Continuation Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.: Filed herewith.

10.6(a)*
The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(a) to Ohio Valley’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.6(b)*
Schedule A to Exhibit 10.6(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(a) to Ohio Valley’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.7(a)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.7(b)*
First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

10.7(c)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016, between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.7(d)*
Schedule A to Exhibit 10.7(a) identifying other identical Executive Deferred Compensation Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Filed herewith.

10.7(e)*
Schedule A to Exhibit 10.7(b) identifying the named executive officers of Ohio Valley Banc Corp. who executed with  The Ohio Valley Bank Company the First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement:  Filed herewith.

10.8*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.9*	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

10.10*	The Ohio Valley Bank Company Supplemental Executive Retirement Plan agreement, dated March 6, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company; Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on March 9, 2012 (SEC File No. 0-20914).

10.11*	The Ohio Valley Bank Company Fourth Amended and Restated Director Retirement Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.11 to Ohio Valley’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.12*
Schedule A to Exhibit 10.11 identifying other identical Fourth Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.12 to Ohio Valley’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.13*	The Ohio Valley Bank Company Third Amended and Restated Director Deferred Fee Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.13 to Ohio Valley’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.14*	Schedule A to Exhibit 10.13 identifying other identical Third Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.14 to Ohio Valley’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

11	Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

Exhibit Number	Exhibit Description

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2015:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.