Form 10-Q
period 2016-03-31
OHIO VALLEY BANC CORP
filed 2016-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of common shares of the registrant outstanding as of May 10, 2016 was 4,142,247.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$10,311	$9,475
Interest-bearing deposits with banks	128,993	36,055
Total cash and cash equivalents	139,304	45,530

Certificates of deposit in financial institutions	1,470	1,715
Securities available for sale	87,979	91,651
Securities held to maturity (estimated fair value: 2016 - $20,527; 2015 - $20,790)	19,506	19,903
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	6,576

Total loans	585,845	585,752
Less: Allowance for loan losses	(6,946)	(6,648)
Net loans	578,899	579,104

Premises and equipment, net	10,372	10,404
Other real estate owned	2,179	2,358
Accrued interest receivable	1,778	1,819
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	28,561	28,352
Other assets	5,626	7,606
Total assets	$883,517	$796,285

LIABILITIES
Noninterest-bearing deposits	$240,642	$176,499
Interest-bearing deposits	500,363	484,247
Total deposits	741,005	660,746

Other borrowed funds	28,133	23,946
Subordinated debentures	8,500	8,500
Accrued liabilities	12,248	12,623
Total liabilities	789,886	705,815

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2016 - 4,801,986 shares issued; 2015 - 4,777,414 shares issued)	4,802	4,777
Additional paid-in capital	35,868	35,318
Retained earnings	67,749	65,782
Accumulated other comprehensive income	924	305
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	93,631	90,470
Total liabilities and shareholders’ equity	$883,517	$796,285

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2016	2015

Interest and dividend income:
Loans, including fees	$8,927	$8,899
Securities:
Taxable	488	449
Tax exempt	114	139
Dividends	74	74
Other Interest	167	66
	9,770	9,627
Interest expense:
Deposits	498	535
Other borrowed funds	125	121
Subordinated debentures	47	41
	670	697
Net interest income	9,100	8,930
Provision for loan losses	479	(78)
Net interest income after provision for loan losses	8,621	9,008

Noninterest income:
Service charges on deposit accounts	405	353
Trust fees	60	58
Income from bank owned life insurance and annuity assets	209	176
Mortgage banking income	57	59
Electronic refund check / deposit fees	1,754	2,095
Debit / credit card interchange income	586	538
Gain (loss) on other real estate owned	(5)	15
Other	169	195
	3,235	3,489
Noninterest expense:
Salaries and employee benefits	4,570	4,400
Occupancy	429	402
Furniture and equipment	185	178
Professional fees	337	356
Marketing expense	247	234
FDIC insurance	149	166
Data processing	353	368
Software	292	247
Foreclosed assets	65	35
Merger related expenses	227	----
Other	1,115	1,041
	7,969	7,427

Income before income taxes	3,887	5,070
Provision for income taxes	1,055	1,446

NET INCOME	$2,832	$3,624

Earnings per share	$.69	$.88

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2016	2015

Net Income	$2,832	$3,624

Other comprehensive income:
Change in unrealized gain on available for sale securities	938	455
Related tax (expense)	(319)	(154)
Total other comprehensive income, net of tax	619	301

Total comprehensive income	$3,451	$3,925

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015

Balance at beginning of period	$90,470	$86,216

Net income	2,832	3,624

Other comprehensive income, net of tax	619	301

Common stock issued to ESOP, 24,572 shares	575	----

Cash dividends	(865)	(865)

Balance at end of period	$93,631	$89,276

Cash dividends per share	$.21	$.21

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2016	2015

Net cash provided by operating activities:	$5,344	$12,738

Investing activities:
Proceeds from maturities of securities available for sale	4,538	3,619
Purchases of securities available for sale	----	(8,019)
Proceeds from maturities of securities held to maturity	466	360
Purchases of securities held to maturity	(80)	(285)
Proceeds from maturities of certificates of deposit in financial institutions	245	----
Net change in loans	(304)	94
Proceeds from sale of other real estate owned	205	260
Purchases of premises and equipment	(221)	(317)
Net cash provided by (used in) investing activities	4,849	(4,288)

Financing activities:
Change in deposits	80,259	77,578
Cash dividends	(865)	(865)
Proceeds from Federal Home Loan Bank borrowings	4,527	----
Repayment of Federal Home Loan Bank borrowings	(329)	(324)
Change in other short-term borrowings	(11)	----
Net cash provided by financing activities	83,581	76,389

Change in cash and cash equivalents	93,774	84,839
Cash and cash equivalents at beginning of period	45,530	30,977
Cash and cash equivalents at end of period	$139,304	$1115,816

Supplemental disclosure:

Cash paid for interest	$649	$665
Cash paid for income taxes	----	----
Transfers from loans to other real estate owned	30	221
Other real estate owned sales financed by the Bank	274	----

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2016, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2016.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2015 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2015 have been reclassified to conform to the presentation for 2016.  These reclassifications had no effect on the net results of operations or shareholders’ equity.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:  The accounting and reporting policies followed by the Company conform to US GAAP established by the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions that are more susceptible to change in the near term involve the allowance for loan losses, mortgage servicing rights, deferred tax assets, the fair value of certain securities, the fair value of financial instruments and the determination and carrying value of impaired loans and other real estate owned.

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business, banking and consumer finance.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,127,666 for the three months ended March 31, 2016 and 4,117,675 for the three months ended March 31, 2015.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NEW ACCOUNTING PRONOUNCEMENTS:  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018, with early adoption permitted on January 1, 2017.  Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”.  The update provides updated accounting and reporting requirements for both public and non-public entities.  The most significant provisions that will impact the Company are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements.  The update will be effective for interim and annual periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  Early adoption is not permitted.

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which will require lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the impact of this update on its Consolidated Financial Statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$7,994	----
Agency mortgage-backed securities, residential	----	79,985	----

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,965	----
Agency mortgage-backed securities, residential	----	82,686	----

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$2,375
Commercial and industrial	----	----	3,905

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

	Fair Value Measurements at December 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$2,473
Commercial and industrial	----	----	3,779

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

At March 31, 2016, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,928, with a corresponding valuation allowance of $1,648, resulting in an increase of $89 in provision expense during the three months ended March 31, 2016, with no additional charge-offs recognized.  This is compared to an increase of $150 in provision expense during the three months ended March 31, 2015.  At December 31, 2015, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,811, with a corresponding valuation allowance of $1,559, resulting in an increase of $741 in provision expense during the year ended December 31, 2015, with $1,422 in additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at March 31, 2016 and December 31, 2015 had a net carrying amount of $1,147, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,070 at December 31, 2015. There were no corresponding write downs during the three months ended March 31, 2016 and 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$2,375	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	3,905	Sales approach	Adjustment to comparables	0.9% to 30%	14.4%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	5% to 35%	18%

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$2,473	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	3,779	Sales approach	Adjustment to comparables	0.9% to 30%	14.3%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	0% to 35%	15.2%

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at March 31, 2016 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$139,304	$139,304	$	----	$	----	$139,304
Certificates of deposit in financial institutions	1,470	----		1,470		----	1,470
Securities available for sale	87,979	----		87,979		----	87,979
Securities held to maturity	19,506	----		9,822		10,705	20,527
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	578,899	----		----		583,867	583,867
Accrued interest receivable	1,778	----		327		1,451	1,778

Financial liabilities:
Deposits	741,005	240,642		500,856		----	741,498
Other borrowed funds	28,133	----		27,952		----	27,952
Subordinated debentures	8,500	----		5,388		----	5,388
Accrued interest payable	470	3		467		----	470

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$45,530	$45,530	$	----	$	----	$45,530
Certificates of deposit in financial institutions	1,715	----		1,715		----	1,715
Securities available for sale	91,651	----		91,651		----	91,651
Securities held to maturity	19,903	----		9,814		10,976	20,790
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	579,104	----		----		582,427	582,427
Accrued interest receivable	1,819	----		224		1,595	1,819

Financial liabilities:
Deposits	660,746	176,499		484,636		----	661,135
Other borrowed funds	23,946	----		23,672		----	23,672
Subordinated debentures	8,500	----		5,368		----	5,368
Accrued interest payable	449	4		445		----	449

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
U.S. Government sponsored entity securities	$8,009	$	----	$(15)	$7,994
Agency mortgage-backed securities, residential	78,569		1,445	(29)	79,985
Total securities	$86,578		$1,445	$(44)	$87,979

December 31, 2015
U.S. Government sponsored entity securities	$9,011	$	----	$(46)	$8,965
Agency mortgage-backed securities, residential	82,178		981	(473)	82,686
Total securities	$91,189		$981	$(519)	$91,651

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses		Estimated Fair Value
March 31, 2016
Obligations of states and political subdivisions	$19,501	$1,021	$	----	$20,522
Agency mortgage-backed securities, residential	5	----		----	5
Total securities	$19,506	$1,021		----	$20,527

December 31, 2015
Obligations of states and political subdivisions	$19,898	$892		$(5)	$20,785
Agency mortgage-backed securities, residential	5	----		----	5
Total securities	$19,903	$892		$(5)	$20,790

The amortized cost and estimated fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value

Due in one year or less	$	----	$	----	$261	$268
Due in over one to five years		8,009		7,994	6,565	6,907
Due in over five to ten years		----		----	10,593	11,243
Due after ten years		----		----	2,082	2,104
Agency mortgage-backed securities, residential		78,569		79,985	5	5
Total debt securities		$86,578		$87,979	$19,506	$20,527

The following table summarizes securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months	12 Months or More	Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,994	$(15)	$	----	$	----	$7,994	$(15)
Agency mortgage-backed
securities, residential	15,583	(29)		----		----	15,583	(29)
Total available for sale	$23,577	$(44)	$	----	$	----	$23,577	$(44)

Less Than 12 Months	12 Months or More	Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,964	$(46)	$	----	$	----	$7,964	$(46)
Agency mortgage-backed
securities, residential	42,112	(407)		3,645		(66)	45,757	(473)
Total available for sale	$50,076	$(453)		$3,645		$(66)	$53,721	$(519)

Less Than 12 Months	12 Months or More	Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$995	$(5)	$	----	$	----	$995	$(5)
Total held to maturity	$995	$(5)	$	----	$	----	$995	$(5)

Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of March 31, 2016, and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2016 and December 31, 2015 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2016	2015
Residential real estate	$227,026	$223,875
Commercial real estate:
Owner-occupied	71,117	73,458
Nonowner-occupied	71,731	72,002
Construction	26,512	23,852
Commercial and industrial	81,034	81,936
Consumer:
Automobile	44,952	44,566
Home equity	19,558	20,841
Other	43,915	45,222
	585,845	585,752
Less: Allowance for loan losses	6,946	6,648

Loans, net	$578,899	$579,104

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,087	$1,959	$2,589	$1,013	$6,648
Provision for loan losses	40	17	82	340	479
Loans charged off	(104)	----	----	(483)	(587)
Recoveries	162	19	1	224	406
Total ending allowance balance	$1,185	$1,995	$2,672	$1,094	$6,946

March 31, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,426	$4,195	$1,602	$1,111	$8,334
Provision for loan losses	31	6	14	(129)	(78)
Loans charged-off	(97)	(8)	(2)	(261)	(368)
Recoveries	105	17	124	186	432
Total ending allowance balance	$1,465	$4,210	$1,738	$907	$8,320

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$309	$1,900	$3	$2,212
Collectively evaluated for impairment		1,185	1,686	772	1,091	4,734
Total ending allowance balance		$1,185	$1,995	$2,672	$1,094	$6,946

Loans:
Loans individually evaluated for impairment		$730	$8,022	$8,869	$218	$17,839
Loans collectively evaluated for impairment		226,296	161,338	72,165	108,207	568,006
Total ending loans balance		$227,026	$169,360	$81,034	$108,425	$585,845

December 31, 2015	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$311	$1,850	$3	$2,164
Collectively evaluated for impairment		1,087	1,648	739	1,010	4,484
Total ending allowance balance		$1,087	$1,959	$2,589	$1,013	$6,648

Loans:
Loans individually evaluated for impairment		$1,001	$7,318	$8,691	$218	$17,228
Loans collectively evaluated for impairment		222,874	161,994	73,245	110,411	568,524
Total ending loans balance		$223,875	$169,312	$81,936	$110,629	$585,752

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$204	$204	$204
Nonowner-occupied	393	393	105
Commercial and industrial	4,524	4,524	1,900
Consumer:
Home equity	218	218	3
With no related allowance recorded:
Residential real estate	730	730	----
Commercial real estate:
Owner-occupied	3,797	3,250	----
Nonowner-occupied	5,896	3,495	----
Construction	680	680	----
Commercial and industrial	4,345	4,345	----
Total	$20,787	$17,839	$2,212

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$204	$204	$204
Nonowner-occupied	396	396	107
Commercial and industrial	4,355	4,355	1,850
Consumer:
Home equity	218	218	3
With no related allowance recorded:
Residential real estate	1,001	1,001	----
Commercial real estate:
Owner-occupied	3,812	3,265	----
Nonowner-occupied	5,178	2,773	----
Construction	680	680	----
Commercial and industrial	4,336	4,336	----
Total	$20,180	$17,228	$2,164

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$204	$4	$4
Nonowner-occupied	395	5	5
Commercial and industrial	4,439	41	41
Consumer:
Home equity	219	2	2
With no related allowance recorded:
Residential real estate	731	9	9
Commercial real estate:
Owner-occupied	3,257	43	43
Nonowner-occupied	3,134	13	13
Construction	680	----	----
Commercial and industrial	4,341	51	51
Total	$17,400	$168	$168

	Three months ended March 31, 2015
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$827	$	----	$	----
Nonowner-occupied	7,618		16		16
Commercial and industrial	2,701		25		25
Consumer:
Home equity	219		3		3
With no related allowance recorded:
Residential real estate	1,412		9		9
Commercial real estate:
Owner-occupied	2,566		30		30
Nonowner-occupied	300		12		12
Construction	340		----		----
Commercial and industrial	4,390		55		55
Total	$20,373		$150		$150

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2016 and December 31, 2015, other real estate owned secured by residential real estate totaled $951 and $1,131, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,114 and $988 as of March 31, 2016 and December 31, 2015, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$90	$2,103
Commercial real estate:
Owner-occupied	----	367
Nonowner-occupied	----	2,635
Construction	----	769
Commercial and industrial	----	1,185
Consumer:
Automobile	47	15
Home equity	----	63
Other	4	5
Total	$141	$7,142

December 31, 2015	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$20	$2,048
Commercial real estate:
Owner-occupied	----	404
Nonowner-occupied	----	2,737
Construction	----	769
Commercial and industrial	----	1,152
Consumer:
Automobile	18	27
Home equity	----	96
Other	1	3
Total	$39	$7,236

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,116	$755	$1,919	$5,790	$221,236	$227,026
Commercial real estate:
Owner-occupied	412	1,038	231	1,681	69,436	71,117
Nonowner-occupied	----	239	2,635	2,874	68,857	71,731
Construction	----	----	769	769	25,743	26,512
Commercial and industrial	71	75	1,077	1,223	79,811	81,034
Consumer:
Automobile	552	198	62	812	44,140	44,952
Home equity	35	15	45	95	19,463	19,558
Other	324	73	4	401	43,514	43,915
Total	$4,510	$2,393	$6,742	$13,645	$572,200	$585,845

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,564	$1,484	$1,708	$5,756	$218,119	$223,875
Commercial real estate:
Owner-occupied	141	33	371	545	72,913	73,458
Nonowner-occupied	35	334	2,737	3,106	68,896	72,002
Construction	----	2	769	771	23,081	23,852
Commercial and industrial	31	88	1,077	1,196	80,740	81,936
Consumer:
Automobile	727	197	36	960	43,606	44,566
Home equity	75	----	76	151	20,690	20,841
Other	420	104	4	528	44,694	45,222
Total	$3,993	$2,242	$6,778	$13,013	$572,739	$585,752

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

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate
Interest only payments	$730	$	----	$730
Commercial real estate:
Owner-occupied
Interest only payments	456		----	456
Rate reduction	----		232	232
Reduction of principal and interest payments	598		----	598
Maturity extension at lower stated rate than market rate	1,964		----	1,964
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	539		2,375	2,914
Rate reduction	393		----	393
Credit extension at lower stated rate than market rate	581		----	581
Commercial and industrial
Interest only payments	7,544		----	7,544
Credit extension at lower stated rate than market rate	439		391	830
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR’s	$13,666		$2,998	$16,664

December 31, 2015	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate
Interest only payments	$1,001	$	----	$1,001
Commercial real estate:
Owner-occupied
Interest only payments	433		----	433
Rate reduction	----		232	232
Reduction of principal and interest payments	604		----	604
Maturity extension at lower stated rate than market rate	1,996		----	1,996
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	300		2,473	2,773
Rate reduction	396		----	396
Commercial and industrial
Interest only payments	7,579		----	7,579
Credit extension at lower stated rate than market rate	226		391	617
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR’s	$12,957		$3,096	$16,053

During the three months ended March 31, 2016, the TDR's described above increased the provision expense and the allowance for loan losses by $48 with no corresponding charge-offs.  During the year ended December 31, 2015, the TDR's described above increased the allowance for loan losses and provision expense by $93 with corresponding charge-offs of $1,422.  The charge-offs of $1,422 during 2015 included $1,304 that were related to specific reserves that had already been provided for during 2014, and, as a result, did not impact provision expense during 2015.

At March 31, 2016, the balance in TDR loans increased $611, or 3.8%, from year-end 2015.  The increase was largely due to concessions granted on two commercial real estate nonowner-occupied loans during the first quarter of 2016.  The Company had 82% of its TDR's performing according to their modified terms at March 31, 2016, as compared to 81% at December 31, 2015.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR’s totaled $1,717 at March 31, 2016, as compared to $1,669 in reserves at December 31, 2015.  At March 31, 2016, the Company had $823 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $995 at December 31, 2015.

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended March 31, 2016:

	TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Three months ended March 31, 2016	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Nonowner-occupied
Interest only payments	$238	$238	$	----	$	----
Credit extension at lower stated rate than market rate	581	581		----		----
Total TDR’s	$819	$819	$	----	$	----

All of the Company’s loans that were restructured during the three months ended March 31, 2016 were performing in accordance with their modified terms.  Furthermore, there were no TDR’s described above at March 31, 2016 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the three months ended March 31, 2016 had no impact on the provision expense or the allowance for loan losses.  As of March 31, 2016, the Company had no allocation of reserves to customers whose loan terms were modified during the first three months of 2016.

There were no TDR loan modifications that occurred during the three months ended March 31, 2015.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 10. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and ”classified” assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 10. The Company’s risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $500.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2016	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$61,731	$5,548	$3,838	$71,117
Nonowner-occupied	61,968	1,775	7,988	71,731
Construction	25,375	----	1,137	26,512
Commercial and industrial	69,708	4,809	6,517	81,034
Total	$218,782	$12,132	$19,480	$250,394

December 31, 2015	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$62,287	$6,738	$4,433	$73,458
Nonowner-occupied	61,577	6,305	4,120	72,002
Construction	23,080	----	772	23,852
Commercial and industrial	70,852	5,232	5,852	81,936
Total	$217,796	$18,275	$15,177	$251,248

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2016 and December 31, 2015:

March 31, 2016	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$44,890	$19,495	$43,906	$224,833	$333,124
Nonperforming	62	63	9	2,193	2,327
Total	$44,952	$19,558	$43,915	$227,026	$335,451

December 31, 2015	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Tota

Performing	$44,521	$20,745	$45,218	$221,807	$332,291
Nonperforming	45	96	4	2,068	2,213
Total	$44,566	$20,841	$45,222	$223,875	$334,504

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 6.09% of total loans were unsecured at March 31, 2015, up from 6.06% at December 31, 2015.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2016, the contract amounts of these instruments totaled approximately $64,405, compared to $62,415 at December 31, 2015.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2016 and December 31, 2015 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.  At March 31, 2016 and December 31, 2015, FHLB Borrowings included $106 and $117 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2016	$24,215	$3,918	$28,133
December 31, 2015	$20,028	$3,918	$23,946

Pursuant to collateral agreements with the FHLB, advances were secured by $218,299 in qualifying mortgage loans, $80,271 in commercial loans and $5,081 in FHLB stock at March 31, 2016.  Fixed-rate FHLB advances of $24,109 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.09%.  There were no variable-rate FHLB borrowings at March 31, 2016.

At March 31, 2016, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at March 31, 2016.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $176,455 at March 31, 2016.  Of this maximum borrowing capacity, the Company had $109,346 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of December 4, 2017, and have fixed rates ranging from 1.25% to 1.50% and a year-to-date weighted average cost of 1.44% at March 31, 2016, as compared to 1.38% at December 31, 2015.  Promissory notes payable by Ohio Valley to related parties totaled $360 at March 31, 2016.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $43,000 at March 31, 2016 and $34,800 at December 31, 2015.

Scheduled principal payments as of March 31, 2016:

	FHLB Borrowings	Promissory Notes	Totals

2016	$1,638	$2,416	$4,054
2017	4,866	1,502	6,368
2018	1,807	----	1,807
2019	1,744	----	1,744
2020	1,650	----	1,650
Thereafter	12,510	----	12,510
	$24,215	$3,918	$28,133

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 85.7% and 85.9% of total consolidated revenues for the quarters ended March 31, 2016 and 2015, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

	Three Months Ended March 31, 2016
	Banking	Consumer Finance	Total Company

Net interest income	$7,671	$1,429	$9,100
Provision expense	375	104	479
Noninterest income	2,832	403	3,235
Noninterest expense	7,194	775	7,969
Tax expense	731	324	1,055
Net income	2,202	630	2,832
Assets	871,819	11,698	883,517

	Three Months Ended March 31, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$7,561	$1,369	$8,930
Provision expense	(175)	97	(78)
Noninterest income	3,043	446	3,489
Noninterest expense	6,707	720	7,427
Tax expense	1,107	339	1,446
Net income	2,965	659	3,624
Assets	855,500	12,485	867,985

NOTE 8 – MERGERS AND ACQUISITIONS

On January 7, 2016, Ohio Valley and Milton Bancorp, Inc. (“Milton Bancorp”), entered into an Agreement and Plan of Merger (“Merger Agreement”).  The Merger Agreement provides for a business combination whereby Milton Bancorp will merge with and into Ohio Valley and Milton Bancorp’s banking subsidiary, The Milton Banking Company, will merge with and into the Bank.  At the effective time and as a result of the Merger, each of the 400 Milton Bancorp common shares issued and outstanding shall be converted into the right to receive, at the election of the holder thereof, the following:  (i) 1,636 of Ohio Valley’s common shares; (ii) cash in the amount of $37,219; or (iii) a combination of cash and Ohio Valley common shares.  The form of consideration to be received by each Milton Bancorp shareholder is subject to reallocation in order to ensure that 20% of the outstanding Milton Bancorp shares are exchanged for cash and 80% of the outstanding Milton Bancorp shares are exchanged for Ohio Valley common shares.  Each of the 1,237 Milton Bancorp preferred shares issued and outstanding shall be converted into the right to receive a cash payment in the amount of $3,600 per Milton Bancorp preferred share.  Ohio Valley intends to finance all or part of the cash portion of the purchase price through borrowed funds.  Milton Bancorp operates five branches with assets of $141 million, loans of $110 million and deposits of $126 million.  After the merger, the Company's total assets will exceed $900 million and branches will increase to 19 locations.  The merger consideration was valued at $20 million at the time of signing the merger agreement.  The transaction is subject to certain conditions, including the approval of regulatory authorities and the shareholders of Milton Bancorp.  The merger is expected to be completed by the third quarter of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except share and per share data)

Forward Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management’s discussion and analysis is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

Net income totaled $2,832 during the first quarter of 2016, a decrease of $792, or 21.9%, compared to $3,624 during the first quarter of 2015.  Earnings per share for the first quarter of 2016 also decreased by $.19, or 78.4%, compared to the first quarter of 2015, to finish at $.69 per share.  The decrease in earnings compared to the first quarter of 2015 was largely due to increases in provision for loan loss and merger related expenses combined with lower ERC/ERD processing fees.  The annualized net income to average asset ratio, or return on assets (“ROA”), decreased to 1.29% at March 31, 2016, compared to 1.67% at March 31, 2015.  The Company’s net income to average equity ratio, or return on equity (“ROE”), also decreased to 12.50% at March 31, 2016, compared to 16.94% at March 31, 2015.

Net interest income for the three months ended March 31, 2016 increased $170, or 1.9%, over the first quarter of 2015. The increase was primarily due to higher interest revenue recorded from the Company’s interest-bearing Federal Reserve clearing account.  During the first quarter of 2016, average interest-bearing balances maintained at the Federal Reserve grew 4.7% over the first quarter of 2015, impacted by seasonal tax processing activity.  With the Federal Reserve increasing short-term interest rates in December 2015 by 25 basis points, the interest earned on the heightened liquidity maintained during the first quarter contributed an additional $97 to interest income for 2016.  Furthermore, the higher rate on balances maintained at the Federal Reserve contributed to an increase in the net interest margin, which finished at 4.50% during the first quarter 2016, as compared to 4.45% during the first quarter of 2015. Margin improvement was also enhanced by lower deposit expenses, as rates continued to adjust downward during 2015.  As a result, the average cost of interest-bearing deposit liabilities finished at 0.41% during the first quarter of 2016, as compared to 0.44% during the same period in 2015.  Partially offsetting net interest margin growth was a $1,718 decline in average earning assets during the first quarter of 2016.  Comparing the first quarter of 2016 to the first quarter of 2015, average loan balances decreased $11,531, or 1.9%, which was partially offset by growth in average investments and Federal Reserve balances.  The decrease in average loan balances was primarily related to a decrease in average participation loans of $12,804 due to an increase in payoffs.

In 2016, provision expense increased $557 over the prior year’s first quarter.  The increase in provision expense was partly due to an increase in net charge-offs.  For the three months ended March 31, 2016, net charge-offs totaled $181, an increase of $245 from the net recoveries of $64 for the three months ended March 31, 2015.  Furthermore, the general reserve for loan losses increased due to certain economic risk factors, such as the balance of classified loans, which was partially offset by the improvement in lower historical loan loss factors.  The allowance for loan losses was 1.19 percent of total loans at March 31, 2016, compared to 1.13 percent at December 31, 2015 and 1.40 percent at March 31, 2015.

Total noninterest income was $3,235 for the quarter ended March 31, 2016, which was $254 lower than the prior year’s first quarter.  Year-over-year decreases were largely due to lower tax processing fees through ERC/ERD transactions.  Although the volume of tax refunds processed increased during the first quarter of 2016, the per item fees received by the Company were lower under the new contract with the third-party tax refund product provider.  Tax refund processing fees totaled $1,754, a decrease of $341 from the same period during 2015.  The remaining noninterest categories increased $87, or 6.2%, led by service charges on deposit accounts, earnings from tax-free bank owned life insurance (“BOLI”) investments and interchange fees earned on debit and credit card transactions.

Total noninterest expense was $7,969 for the quarter ended March 31, 2016, an increase of 7.3% from the prior year’s first quarter.  The increase was primarily related to merger expenses related to the announced merger with Milton Bancorp, Inc. (“Milton Bancorp”), as well as increases in salaries and employee benefit costs due to annual merit increases and higher health insurance costs.

At March 31, 2016, total assets were $883,517, compared to $796,285 at year-end 2015, with the increase due mostly to temporary interest-bearing deposits into the Company’s Federal Reserve clearing account that were generated from seasonal tax clearing activities during the first quarter of 2016. Gross loan balances of $585,845 at March 31, 2016 were relatively the same when compared to year-end 2015, increasing just $93. Total investment securities decreased 3.6% to $107,485 at March 31, 2016, compared to $111,554 at year-end 2015, mostly from monthly principal repayments of mortgage-backed securities.

Total liabilities were $789,886 at March 31, 2016, up $84,071 since December 31, 2015. Total deposit balances experienced continued growth during 2016, increasing $80,259 compared to year-end 2015. Noninterest-bearing deposits accounted for $64,143 of the increase and were the result of normal seasonal increases in tax refund processing activities and municipal public fund deposit balances.

At March 31, 2016, total shareholders' equity was $93,631, up $3,161 since December 31, 2015.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of
Financial Condition
at March 31, 2016 and December 31, 2015

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2016 compared to December 31, 2015.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Cash and Cash Equivalents

At March 31, 2016, cash and cash equivalents increased $93,774, to finish at $139,304, compared to $45,530 at December 31, 2015.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2015, mostly from seasonal increases in ERC/ERD transactions.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds, which are expected to decrease during the remainder of 2016.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.50%.  In December 2015, short-term interest rates were increased by 25 basis points, which had a corresponding effect to the interest revenue growth experienced during the first quarter of 2016 on Federal Reserve Bank clearing account balances.  This interest rate is higher than what the Company would have received from its investments in federal funds sold, currently in a range of less than 0.50%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company’s focus will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At March 31, 2016, the Company had $1,470 in certificates of deposit owned by the Captive.  This represented a decrease of $245, or 14.3%, from year-end 2015.  During the first quarter of 2016, the Captive experienced one certificate maturity of $245.  The deposits on hand at March 31, 2016 consist of six certificates with maturity terms ranging from 1.5 to 3 years.

Securities

The balance of total securities decreased $4,069, or 3.6%, compared to year-end 2015.  The decrease came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which decreased $2,701, or 3.3%, from year-end 2015.  The Company’s investment securities portfolio is made up mostly of agency mortgage-backed securities, representing 74.4% of total investments at March 31, 2016.   During the first quarter of 2016, the Company received principal repayments of $3,539, which has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances were consistent with year-end, totaling $585,845 at March 31, 2016, as compared to $585,752 at December 31, 2015.  Loan balances were positively impacted by growth in residential real estate balances, partially offset by decreases in commercial and consumer loans.

The commercial lending segment decreased $854, or 0.3%, from year-end 2015, which came partly from the commercial and industrial loan portfolio, which decreased $902, or 1.1%, from year-end 2015.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. The commercial real estate loan segment comprises the largest portion of the Company’s total commercial loan portfolio, representing 67.6% at March 31, 2016, with net loan balances remaining relatively unchanged from year-end 2015.  Loan volume contributed to construction loans being up $2,660, or 11.2%, from year-end 2015, while larger payoffs caused owner-occupied loans to decrease $2,341, or 3.2%, from year-end 2015.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances decreased $2,204, or 2.0%, from year-end 2015.  This decrease was impacted most by a 2.9% decrease in other consumer loan balances that include mobile homes, recreational vehicles, consumer real estate and unsecured loans.  Furthermore, consumer home equity lines were down $1,283, or 6.2%, from year-end 2015.  These decreases were partially offset by a 0.9% increase in automobile loans.  Automobile loans represent the Company’s largest consumer loan segment at 41.5% of total consumer loans.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

The residential real estate loan segment comprises the largest portion of the Company’s loan portfolio at 38.8% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first quarter of 2016 increased $3,151, or 1.4%, from year-end 2015.  Movement within the real estate portfolio consists of increasing short-term adjustable-rate mortgages partially offset by decreasing long-term fixed-rate mortgages. As part of management’s interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2015.

Allowance for Loan Losses

The Company established a $6,946 allowance for loan losses at March 31, 2016, which was up from the $6,648 allowance at year-end 2015. The allowance reserves were impacted by higher general allocations from year-end 2015 impacted by the economic risk factors within the calculation of the allowance for loan losses.  As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. During the first quarter of 2016, the Company experienced an increase in its classified assets from year-end 2015, which contributed to most of the general allocation increases within all segments of the loan portfolio.  These allocation increases were partially offset by the positive effects of lower criticized assets and a decreasing historical loss factor from year-end 2015. The changes in both classified and criticized assets from year-end 2015 came primarily from nonowner-occupied commercial real estate loans.  As a result, the general allocation component of the allowance for loan losses increased $250, or 5.6%, from year-end 2015.

Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  When re-evaluating the impaired loan balances to their corresponding collateral values at March 31, 2016, a specific allocation of $2,212 was needed to fund the allowance for loan losses, representing an increase of $48, or 2.2%, from year-end 2015.  This higher reserve allocation was impacted mostly by one commercial and industrial loan relationship.

The Company experienced no change in its troubled assets, with nonperforming loans to total loans finishing at 1.24% at March 31, 2016 and December 31, 2015.  The Company’s nonperforming assets to total assets finished at 1.07% at March 31, 2016, a decrease of 14 basis points from year-end 2015.  Impaired loans at March 31, 2016 increased $611, or 3.6%, from year-end 2015, largely from the debt restructures of two nonowner-occupied commercial real estate loans during the first quarter of 2016.

The Company maintained its allowance for loan losses to total loans ratio at 1.19% at March 31, 2016 and 1.13% at year-end 2015.  Management believes that the allowance for loan losses at March 31, 2016 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting, as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2016 increased $80,259, or 12.1%, from year-end 2015.  This deposit growth came primarily from noninterest-bearing deposit balances.  During the first quarter of 2016, the Company experienced a significant increase in its business checking account balances, which increased $65,898, or 66.7%, from year-end 2015.  This increase was largely the result of ERC/ERD tax refund items processed during the first quarter of 2016.  During 2016, the Company benefited from the successful volume increase in ERC/ERD transactions.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company’s business checking accounts should decrease during the remainder of 2016.

Deposit growth also came from interest-bearing NOW account balances, which increased $18,935, or 15.2%, during the first three months of 2016 as compared to year-end 2015.  This increase was largely driven by growth in municipal NOW products due to seasonality of tax collections received, which typically decrease in the second quarter.

During the first quarter of 2016, time deposits decreased $4,323, or 2.7%, from year-end 2015.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough that many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2015 fits within management’s strategy of focusing on more “core” deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2016, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds

Other borrowed funds were $28,133 at March 31, 2016, an increase of $4,187, or 17.5%, from year-end 2015. The increase was related to management’s decision to fund a specific fixed-rate loan with like-term FHLB advances during the first quarter of 2016. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At March 31, 2016, the Bank’s capital exceeded the minimum requirements to be deemed “well capitalized” under applicable prompt corrective action regulations. Total shareholders' equity at March 31, 2016 of $93,631 increased $3,161, or 3.5%, as compared to $90,470 at December 31, 2015. Contributing most to this increase was year-to-date net income of $2,832, partially offset by cash dividends paid of $865, or $.21 per share.

Comparison of Results of Operations
for the Three Months Ended
March 31, 2016 and 2015

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2016 compared to the same period in 2015. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10-Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the first quarter of 2016, net interest income increased $170, or 1.9%, as compared to the first quarter of 2015.  The improvement came primarily from higher interest income on interest-bearing deposits with banks and consumer loan balances, while also benefiting from lower premium expenses on investment securities and a reduction in deposit expenses.

Total interest and fee income recognized on the Company’s earning assets increased $143, or 1.5%, during the first quarter of 2016, as compared to the same period in 2015, mostly impacted by other interest income sources.  During the first quarter of 2016, total other interest income totaled $167, an increase of $101, or 153.0%, from the first quarter of 2015.  The increase was primarily due to higher interest revenue recorded from the Company’s interest-bearing Federal Reserve clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  This interest-bearing account carried an interest rate of 0.25% during most of 2015.  In December 2015, the Federal Reserve increased short-term rates by 25 basis points, which increased the Federal Reserve clearing account’s interest rate from 0.25% to 0.50%.  The timing of this rate adjustment benefited the Company, as it entered into the first quarter experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that were maintained within the Federal Reserve clearing account.  This contributed to a $97, or 150.8%, increase to interest income during the first quarter of 2016.

Total interest and fees on loans also increased $28, or 0.3%, during the first quarter of 2016, as compared to the same period in 2015.  The improvement came mostly from the average balance growth in both consumer and residential real estate loan portfolios, which contributed to a $130, or 2.3%, increase in interest and fees during the first three months of 2016, as compared to the first three months of 2015.  Partially offsetting this increase was a $102, or 3.2%, decrease in commercial interest and fee income during the first three months of 2016, as compared to the first three months of 2015.  This decrease was mostly the result of the significant payoffs of various commercial loan participations over the past 12 months.

The Company further benefited from increased earnings within investment securities, which increased $14, or 2.4%, during the first quarter of 2016, as compared to the same period in 2015, coming primarily from Agency mortgage-backed securities.  The investment prices for Agency mortgage-backed securities continue to adjust closer to their par values, resulting in less monthly premium expense and higher return yields.

Yields on the Company’s earning assets were positively impacted by the Federal Reserve’s 25 basis point increase in short-term interest rates from December 2015.  The effect of this rate adjustment was felt mostly in the higher average balances associated with the Federal Reserve clearing account.  As a result, the earning asset yield at March 31, 2016 was 4.83%, compared to 4.79% at March 31, 2015.

Total interest expense incurred on the Company’s interest-bearing liabilities during the first quarter of 2016 decreased $37, or 6.9%, from the same period in 2015.  The decrease was primarily due to a sustained low-rate environment that impacted the repricings of various Bank deposit products, including certain interest-bearing demand accounts.  This contributed to a lower weighted average cost of the Company’s core deposits, which finished at 0.23% at March 31, 2016, as compared to 0.27% at March 31, 2015. The Company continues to utilize more of its lower cost, core deposit funding sources to further reduce interest expense.  As a result, the Company’s average interest- and non-interest bearing core deposits increased $15,541, or 2.7%, while the higher costing, average time deposit balances decreased $16,378, or 9.5%, during the first three months of 2016, as compared to the same period in 2015.  The decreases in average market interest rates and the continued emphasis on utilizing lower costing deposit balances have caused the Company’s total weighted average costs on interest-bearing deposits to decrease by 3 basis points from 0.44% at March 31, 2015 to 0.41% at March 31, 2016.

During 2016, the Company has benefited from both an increase in asset yields and a decline in funding costs.  As a result, the Company’s net interest margin improved 5 basis points to 4.50% during the first quarter of 2016, as compared to the same period in 2015.  While the Company benefited in the first quarter of 2016 from a heightened level of excess funds within its Federal Reserve clearing account, the focus will be on re-deploying the retained portion of these funds to higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses

During the first quarter of 2016, the Company experienced provision expense charges of $479, as compared to negative provision expense of $78 during the first quarter of 2015.  Provision expense during 2016 was impacted by net charge-offs, which totaled $181 and came mostly from consumer loans.  Negative provision expense during 2015 was impacted by higher net recoveries of previously charged-off loans.  Furthermore, the Company experienced a higher general allocation need within the allowance for loan losses in 2016, caused by increases in classified asset balances.  Classified assets totaled $26,402 at March 31, 2016, which were up from $22,566 in classified assets at year-end 2015.  The higher classified numbers contributed to an upward adjustment to the Company’s economic risk factor from 0.32% at year-end 2015 to 0.41% at March 31, 2016.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2016 was $3,235, a decrease of $254, or 7.3%, from the three months ended March 31, 2015.  Lower noninterest income during 2016 was largely affected by the Company’s seasonalERC/ERD fees, which decreased $341, or 16.3%, from the prior year.  In October 2014, the Bank entered into a new agreement with the third-party tax refund product provider, which lowered the per transaction fee associated with each refund facilitated.  As a result, even though the Company experienced an increase in the number of ERC/ERD transactions that were facilitated, the lower fee structure caused tax processing revenues to be lower than the year before.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2016, with only minimal income expected during the second half of 2016.

The Company’s remaining noninterest income categories were collectively up $87, or 6.2%, during the first quarter of 2016, when compared to the same period in 2015.  These changes were primarily due to increases in service charges on deposit accounts, earnings from tax-free BOLI investments and interchange fees earned on debit and credit card transactions.

Noninterest Expense

Noninterest expense during the first quarter of 2016 increased $542, or 7.3%, from the first quarter in 2015.  Contributing to the increase in net overhead expense were merger related expenses and higher salaries and employee benefits.

The Company’s largest noninterest expense item, salaries and employee benefits, increased $170, or 3.9%, during the three months ended March 31, 2016, when compared to the same period in 2015.  The increase was largely due to annual merit increases and higher health insurance costs.

In January 2016, the Company entered into a merger agreement with Milton Bancorp, which will result in the business combination of both holding companies and their respective bank subsidiaries.  In preparation for the merger, both the Company and the Bank have experienced various merger related expenses totaling $227.  The merger is expected to be completed in the third quarter of 2016, and as a result, the Company anticipates merger expenses to increase throughout the remainder of the year.

The net change in remaining noninterest expense categories during the first quarter of 2016 increased $145, or 4.8%, as compared to the same period in 2015.

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the first quarter of 2016, the Company was successful in generating more net interest income primarily due to higher interest-bearing deposits with banks while reducing funding costs by 3.9%.  However, a 16.3% decline in tax processing fees combined with higher personnel and merger costs caused overhead expense to outpace net revenue levels during 2016.  As a result, the first quarter 2016 efficiency ratio regressed to 63.8%, as compared to a stronger 59.0% efficiency ratio during the first quarter of 2015.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity tier 1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began to phase in on January 1, 2016 at 0.625%, and will be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019.  Further, Basel III rules increased the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

Effective May 15, 2015, the Federal Reserve Board amended the Small Bank Holding Company Policy (“the Policy”) that increased from $500 million to $1 billion the asset threshold for a bank to qualify under the Policy.  The Company qualifies for treatment under the Policy and, at March 31, 2016 and year-end 2015, is no longer subject to the consolidated capital rules at the bank holding company level.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes that as of March 31, 2016 and year-end 2015, the Bank met all capital adequacy requirements to which it was subject.  Furthermore, when compared to the regulatory minimum, the Bank’s tier 1, common equity tier 1, and total risk-based capital ratios exceeded the new capital conservation buffer of 0.625% at March 31, 2016.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2016 and year-end 2015, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the capital ratios of the Company and Bank and the minimum regulatory requirements:

	3/31/16	12/31/15	Regilatory Minimum
Common equity tier 1 risk-based capital ratio
Company	16.1%	15.6%	N/A
Bank	15.5%	15.1%	4.5%

Tier 1 risk-based capital ratio
Company	17.6%	17.1%	N/A
Bank	15.5%	15.1%	6.0%

Total risk-based capital ratio
Company	18.8%	18.2%	N/A
Bank	16.7%	16.3%	8.0%

Leverage ratio
Company	11.4%	12.2%	N/A
Bank	10.0%	10.8%	4.0%

Cash dividends paid by the Company were $865 during the first three months of both 2016 and 2015.  The year-to-date dividend rate was $0.21 per share for both 2016 and 2015.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $227,544, represented 25.8% of total assets at March 31, 2016. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2016, the Bank could borrow an additional $109,346 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2016, this line had total availability of $41,499. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2015 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

The following table presents the Company’s estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2016 Percentage Change in Net Interest Income	December 31, 2015 Percentage Change in Net Interest Income
+300	6.99%	(.03%)
+200	4.84%	.18%
+100	2.53%	.19%
-100	(3.49%)	(2.48%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At March 31, 2016, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  Contributing to the change in interest rate risk profile from December 31, 2015, was the significant increase in liquidity due to tax refund processing.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the deposit balance associated with tax refund processing is seasonal, management expects a portion of the balance maintained at the Federal Reserve to decline in subsequent quarters, which will reduce or eliminate our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile, which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

Completion of the merger contemplated by the agreement between Ohio Valley and Milton Bancorp is subject to many conditions, and if these conditions are not satisfied or waived, the merger will not be completed.

The obligations of Ohio Valley and Milton Bancorp to complete the merger contemplated by their Agreement and Plan of Merger dated January 7, 2016, as amended, are subject to the fulfillment or written waiver of many conditions, including approval by the banking regulators, the required vote of the Milton Bancorp shareholders, the absence of orders prohibiting completion of the merger, the continued accuracy of the representations and warranties of both parties, and the performance by both parties of their respective covenants and agreements. These conditions may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by August 6, 2016, either Ohio Valley or Milton Bancorp may have the opportunity to terminate the agreement, and Ohio Valley and Milton Bancorp can mutually agree to terminate the agreement at any time, before or after the approval by the Milton Bancorp shareholders.

In addition to the above risk factor, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016 and available at www.sec.gov.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2016, Ohio Valley sold 24,572 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $575. No underwriters were involved, and no underwriting discount or commissions were paid. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2016.

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

OHIO VALLEY BANC CORP.
Date:	May 10, 2016	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 10, 2016	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

2(a)
Agreement and Plan of Merger between Ohio Valley Banc Corp. and Milton Bancorp, Inc., dated January 7, 2016: Incorporated herein by reference to Exhibit 2.1 to Ohio Valley’s Current Report on Form 8-K filed on January 7, 2016 (SEC File No. 0-20914).

2(b)
Amendment to Agreement and Plan of Merger by and between Ohio Valley Banc Corp. and Milton Bancorp, Inc., effective April 20, 2016: Incorporated herein by reference to Exhibit 2.1 to Ohio Valley’s Current Report on Form 8-K filed on April 21, 2016 (SEC File No. 0-20914).

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

10.2*
The form of First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

10.3*
Schedule A to Exhibit 10.2 identifying the named executive officers of OVBC who have executed with the Bank the First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement:  Incorporated herein by reference to Exhibit 10.3 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

10.4*
The Ohio Valley Bank Company Salary Continuation Agreement, dated January 26, 2016, by and between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.4 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

101.INS #	XBRL Instance Document: Filed herewith. #

101.SCH #	XBRL Taxonomy Extension Schema: Filed herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Filed herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Filed herewith. #

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Filed herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Filed herewith. #

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