Form 10-Q
period 2016-06-30
OHIO VALLEY BANC CORP
filed 2016-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(740) 446-2631
(Issuer's telephone number, including area code)
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

The number of common shares of the registrant outstanding as of August 9, 2016 was 4,142,247.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$9,965	$9,475
Interest-bearing deposits with banks	47,502	36,055
Total cash and cash equivalents	57,467	45,530

Certificates of deposit in financial institutions	1,715	1,715
Securities available for sale	94,406	91,651
Securities held to maturity (estimated fair value: 2016 - $20,491; 2015 - $20,790)	19,310	19,903
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	6,576

Total loans	602,936	585,752
Less: Allowance for loan losses	(6,934)	(6,648)
Net loans	596,002	579,104

Premises and equipment, net	10,348	10,404
Other real estate owned	2,046	2,358
Accrued interest receivable	1,853	1,819
Goodwill	1,267	1,267
Bank owned life insurance and annuity assets	28,752	28,352
Other assets	6,707	7,606
Total assets	$826,449	$796,285

LIABILITIES
Noninterest-bearing deposits	$184,359	$176,499
Interest-bearing deposits	493,956	484,247
Total deposits	678,315	660,746

Other borrowed funds	31,411	23,946
Subordinated debentures	8,500	8,500
Accrued liabilities	13,427	12,623
Total liabilities	731,653	705,815

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2016 - 4,801,986 shares issued; 2015 - 4,777,414 shares issued)	4,802	4,777
Additional paid-in capital	35,867	35,318
Retained earnings	68,585	65,782
Accumulated other comprehensive income	1,254	305
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	94,796	90,470
Total liabilities and shareholders' equity	$826,449	$796,285

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans, including fees	$8,135	$8,150	$17,062	$17,049
Securities
Taxable	491	453	979	902
Tax exempt	112	134	226	273
Dividends	73	72	147	146
Other Interest	102	57	269	123
	8,913	8,866	18,683	18,493
Interest expense:
Deposits	510	555	1,008	1,090
Other borrowed funds	147	120	272	241
Subordinated debentures	50	42	97	83
	707	717	1,377	1,414
Net interest income	8,206	8,149	17,306	17,079
Provision for loan losses	141	799	620	721
Net interest income after provision for loan losses	8,065	7,350	16,686	16,358

Noninterest income:
Service charges on deposit accounts	434	393	839	746
Trust fees	56	57	116	115
Income from bank owned life insurance and annuity assets	191	138	400	314
Mortgage banking income	61	55	118	114
Electronic refund check / deposit fees	270	255	2,024	2,350
Debit / credit card interchange income	625	627	1,211	1,165
Gain (loss) on other real estate owned	13	45	8	60
Gain on sale of securities	----	135	----	135
Other	211	212	380	407
	1,861	1,917	5,096	5,406
Noninterest expense:
Salaries and employee benefits	4,528	4,426	9,098	8,826
Occupancy	405	388	834	790
Furniture and equipment	201	194	386	372
Professional fees	341	353	678	709
Marketing expense	248	234	495	469
FDIC insurance	148	132	297	298
Data processing	336	362	689	730
Software	302	262	594	509
Foreclosed assets	121	62	186	97
Merger related expenses	134	----	361	----
Other	1,009	1,141	2,124	2,181
	7,773	7,554	15,742	14,981

Income before income taxes	2,153	1,713	6,040	6,783
Provision for income taxes	447	303	1,502	1,749

NET INCOME	$1,706	$1,410	$4,538	$5,034

Earnings per share	$.41	$.34	$1.10	$1.22

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net Income	$1,706	$1,410	$4,538	$5,034

Other comprehensive income:
Change in unrealized gain on available for sale securities	499	(971)	1,437	(516)
Reclassification adjustment for realized (gains)	----	(135)	----	(135)
	499	(1,106)	1,437	(651)
Related tax (expense) benefit	(170)	376	(489)	222
Total other comprehensive income, net of tax	329	(730)	948	(429)

Total comprehensive income	$2,035	$680	$5,486	$4,605

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$93,631	$89,276	$90,470	$86,216

Net income	1,706	1,410	4,538	5,034

Other comprehensive income, net of tax	329	(730)	948	(429)

Common stock issued to ESOP, 24,572 shares	----	----	575	----

Cash dividends	(870)	(1,071)	(1,735)	(1,936)

Balance at end of period	$94,796	$88,885	$94,796	$88,885

Cash dividends per share	$.21	$.26	$.42	$.47

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2016	2015

Net cash provided by operating activities:	$7,176	$4,760

Investing activities:
Proceeds from maturities of securities available for sale	8,805	7,783
Purchases of securities available for sale	(10,278)	(17,035)
Proceeds from maturities of securities held to maturity	981	1,501
Purchases of securities held to maturity	(412)	(625)
Proceeds from sale of available for sale securities	----	8,792
Net change in loans	(17,583)	(234)
Proceeds from sale of other real estate owned	386	487
Purchases of premises and equipment	(438)	(1,198)
Net cash (used in) investing activities	(18,539)	(529)

Financing activities:
Change in deposits	17,569	19,458
Cash dividends	(1,735)	(1,936)
Proceeds from Federal Home Loan Bank borrowings	8,203	----
Repayment of Federal Home Loan Bank borrowings	(715)	(650)
Change in other short-term borrowings	(22)	----
Net cash provided by financing activities	23,300	16,872

Change in cash and cash equivalents	11,937	21,103
Cash and cash equivalents at beginning of period	45,530	30,977
Cash and cash equivalents at end of period	$57,467	$52,080

Supplemental disclosure:

Cash paid for interest	$1,330	$1,352
Cash paid for income taxes	1,675	2,450
Transfers from loans to other real estate owned	65	492
Other real estate owned sales financed by the Bank	274	135

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. ("Ohio Valley") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc. ("Loan Central"), a consumer finance company, Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), an insurance agency, and OVBC Captive, Inc. ("the Captive"), a limited purpose property and casualty insurance company.  Ohio Valley and its subsidiaries are collectively referred to as the "Company".  All material intercompany accounts and transactions have been eliminated in consolidation.
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2016, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2016.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2015 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2015 have been reclassified to conform to the presentation for 2016.  These reclassifications had no effect on the net results of operations or shareholders' equity.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:  The accounting and reporting policies followed by the Company conform to US GAAP established by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.  Areas involving the use of management's estimates and assumptions that are more susceptible to change in the near term involve the allowance for loan losses, mortgage servicing rights, deferred tax assets, the fair value of certain securities, the fair value of financial instruments and the determination and carrying value of impaired loans and other real estate owned.

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business, banking and consumer finance.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,134,956 for the six months ended June 30, 2016 and 4,117,675 for the six months ended June 30, 2015.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NEW ACCOUNTING PRONOUNCEMENTS:  In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018, with early adoption permitted on January 1, 2017. Management is currently evaluating the impact of the adoption of this guidance on the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities".  The update provides updated accounting and reporting requirements for both public and non-public entities.  The most significant provisions that will impact the Company are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements.  The update will be effective for interim and annual periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  Early adoption is not permitted.  Management is currently evaluating the impact of this update on its Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". ASU 2016-13 requires entities to report "expected" credit losses on financial instruments and other commitments to extend credit rather than the current "incurred loss" model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual periods, beginning after December 15, 2018.  Management is currently evaluating the impact this update will have on the Company's financial statements and results of operations.

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

Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with management's own assumptions of fair value based on factors that include recent market data or industry-wide statistics. On an as-needed basis, the Company reviews the fair value of collateral, taking into consideration current market data, as well as all selling costs that typically approximate 10%.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,025	----
Agency mortgage-backed securities, residential	----	86,381	----

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,965	----
Agency mortgage-backed securities, residential	----	82,686	----

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$3,318
Nonowner-occupied	----	----	2,148
Commercial and industrial	----	----	307

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

	Fair Value Measurements at December 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$2,473
Commercial and industrial	----	----	3,779

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

At June 30, 2016, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,835, with a corresponding valuation allowance of $2,062, resulting in an increase of $1,574 in provision expense during the three months ended June 30, 2016, and an increase of $1,658 during the six months ended June 30, 2016, with no additional charge-offs recognized.  This is compared to a decrease of $19 in provision expense during the three months ended June 30, 2015, and a decrease of $13 in provision expense during the six months ended June 30, 2015, with $1,304 in additional charge-offs recognized.  At December 31, 2015, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,811, with a corresponding valuation allowance of $1,559, resulting in an increase of $741 in provision expense during the year ended December 31, 2015, with $1,422 in additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at June 30, 2016 and December 31, 2015 had a net carrying amount of $1,147, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,070 at December 31, 2015. There were no corresponding write downs during the three and six months ended June 30, 2016 and 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$3,318	Sales approach	Adjustment to comparables	5% to 26%	9.7%
		Cost approach	Adjustment to comparables	0% to 29.5%	14.76%
Nonowner-occupied	2,148	Sales approach	Adjustment to comparables	0% to 12.5%	6.9%
Commercial and industrial	307	Sales approach	Adjustment to comparables	0.9% to 9.7%	5.2%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	0% to 35%	15.2%

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$2,473	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	3,779	Sales approach	Adjustment to comparables	0.9% to 30%	14.3%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	0% to 35%	15.2%

The carrying amounts and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at June 30, 2016 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$57,467	$57,467	$	----	$	----	$57,467
Certificates of deposit in financial institutions	1,715	----		1,715		----	1,715
Securities available for sale	94,406	----		94,406		----	94,406
Securities held to maturity	19,310	----		9,851		10,640	20,491
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	596,002	----		----		601,895	601,895
Accrued interest receivable	1,853	----		218		1,635	1,853

Financial liabilities:
Deposits	678,315	184,359		494,500		----	678,859
Other borrowed funds	31,411	----		31,621		----	31,621
Subordinated debentures	8,500	----		5,563		----	5,563
Accrued interest payable	496	3		493		----	496

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$45,530	$45,530	$	----	$	----	$45,530
Certificates of deposit in financial institutions	1,715	----		1,715		----	1,715
Securities available for sale	91,651	----		91,651		----	91,651
Securities held to maturity	19,903	----		9,814		10,976	20,790
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	579,104	----		----		582,427	582,427
Accrued interest receivable	1,819	----		224		1,595	1,819

Financial liabilities:
Deposits	660,746	176,499		484,636		----	661,135
Other borrowed funds	23,946	----		23,672		----	23,672
Subordinated debentures	8,500	----		5,368		----	5,368
Accrued interest payable	449	4		445		----	449

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

Securities Held to Maturity:  The fair values for securities held to maturity are determined in the same manner as securities held for sale and discussed earlier in this note.  Level 3 securities consist of nonrated municipal bonds and tax credit ("QZAB") bonds.

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

Other Borrowed Funds: The carrying values of the Company's short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification. The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Subordinated Debentures: The fair values of the Company's Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable and Payable: The carrying amount of accrued interest approximates fair value, resulting in a classification that is consistent with the earning assets and interest-bearing liabilities with which it is associated.

Off-balance Sheet Instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of commitments is not material.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
June 30, 2016
U.S. Government sponsored entity securities	$8,007		$18	$	----	$8,025
Agency mortgage-backed securities, residential	84,498		1,883		----	86,381
Total securities	$92,505		$1,901	$	----	$94,406

December 31, 2015
U.S. Government sponsored entity securities	$9,011	$	----		$(46)	$8,965
Agency mortgage-backed securities, residential	82,178		981		(473)	82,686
Total securities	$91,189		$981		$(519)	$91,651

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses		Estimated Fair Value
June 30, 2016
Obligations of states and political subdivisions	$19,305	$1,181	$	----	$20,486
Agency mortgage-backed securities, residential	5	----		----	5
Total securities	$19,310	$1,181	$	----	$20,491

December 31, 2015
Obligations of states and political subdivisions	$19,898	$892		$(5)	$20,785
Agency mortgage-backed securities, residential	5	----		----	5
Total securities	$19,903	$892		$(5)	$20,790

The amortized cost and estimated fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,002	$4,007	$141	$144
Due in over one to five years	4,005	4,018	6,266	6,623
Due in over five to ten years	----	----	10,817	11,597
Due after ten years	----	----	2,081	2,122
Agency mortgage-backed securities, residential	84,498	86,381	5	5
Total debt securities	$92,505	$94,406	$19,310	$20,491

The following table summarizes securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months				12 Months or More				Total
June 30, 2016	Fair Value		Unrealized Loss		Fair Value		Unrealized Loss		Fair Value		Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$	----	$	----	$	----	$	----
Agency mortgage-backed
securities, residential		----		----		----		----		----		----
Total available for sale	$	----	$	----	$	----	$	----	$	----	$	----

	Less Than 12 Months		12 Months or More				Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,964	$(46)	$	----	$	----	$7,964	$(46)
Agency mortgage-backed
securities, residential	42,112	(407)		3,645		(66)	45,757	(473)
Total available for sale	$50,076	$(453)		$3,645		$(66)	$53,721	$(519)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$995	$(5)	$	----	$	----	$995	$(5)
Total available for sale	$995	$(5)	$	----	$	----	$995	$(5)

There were no sales of investment securities during the three and six months ended June 30, 2016.  During the three and six months ended June 30, 2015 the Company had proceeds of $8,792 pertaining to securities sales on available for sale securities with gross gains recognized of $135 for both periods. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of June 30, 2016, and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2016 and December 31, 2015 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2016	2015
Residential real estate	$225,731	$223,875
Commercial real estate:
Owner-occupied	70,478	73,458
Nonowner-occupied	83,659	72,002
Construction	30,099	23,852
Commercial and industrial	83,365	81,936
Consumer:
Automobile	46,239	44,566
Home equity	19,712	20,841
Other	43,653	45,222
	602,936	585,752
Less: Allowance for loan losses	6,934	6,648

Loans, net	$596,002	$579,104

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 and 2015:

June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,185	$1,995	$2,672	$1,094	$6,946
Provision for loan losses	(258)	1,445	(1,266)	220	141
Loans charged off	(67)	(52)	----	(353)	(472)
Recoveries	46	76	10	187	319
Total ending allowance balance	$906	$3,464	$1,416	$1,148	$6,934

June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,465	$4,210	$1,738	$907	$8,320
Provision for loan losses	(121)	(64)	478	506	799
Loans charged-off	(126)	(1,366)	(22)	(446)	(1,960)
Recoveries	12	15	93	165	285
Total ending allowance balance	$1,230	$2,795	$2,287	$1,132	$7,444

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 and 2015:

June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,087	$1,959	$2,589	$1,013	$6,648
Provision for loan losses	(218)	1,462	(1,184)	560	620
Loans charged off	(171)	(52)	----	(836)	(1,059)
Recoveries	208	95	11	411	725
Total ending allowance balance	$906	$3,464	$1,416	$1,148	$6,934

June 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,426	$4,195	$1,602	$1,111	$8,334
Provision for loan losses	(90)	(58)	492	377	721
Loans charged-off	(223)	(1,374)	(24)	(707)	(2,328)
Recoveries	117	32	217	351	717
Total ending allowance balance	$1,230	$2,795	$2,287	$1,132	$7,444

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015:

June 30, 2016	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$1,893	$735	$2	$2,630
Collectively evaluated for impairment		906	1,571	681	1,146	4,304
Total ending allowance balance		$906	$3,464	$1,416	$1,148	$6,934

Loans:
Loans individually evaluated for impairment		$726	$11,914	$9,329	$218	$22,187
Loans collectively evaluated for impairment		225,005	172,322	74,036	109,386	580,749
Total ending loans balance		$225,731	$184,236	$83,365	$109,604	$602,936

December 31, 2015	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$311	$1,850	$3	$2,164
Collectively evaluated for impairment		1,087	1,648	739	1,010	4,484
Total ending allowance balance		$1,087	$1,959	$2,589	$1,013	$6,648

Loans:
Loans individually evaluated for impairment		$1,001	$7,318	$8,691	$218	$17,228
Loans collectively evaluated for impairment		222,874	161,994	73,245	110,411	568,524
Total ending loans balance		$223,875	$169,312	$81,936	$110,629	$585,752

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015:

June 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,936	$4,936	$1,789
Nonowner-occupied	390	390	104
Commercial and industrial	887	887	735
Consumer:
Home equity	218	218	2
With no related allowance recorded:
Residential real estate	726	726	----
Commercial real estate:
Owner-occupied	3,691	3,144	----
Nonowner-occupied	5,659	3,262	----
Construction	280	182	----
Commercial and industrial	8,442	8,442	----
Total	$25,229	$22,187	$2,630

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$204	$204	$204
Nonowner-occupied	396	396	107
Commercial and industrial	4,355	4,355	1,850
Consumer:
Home equity	218	218	3
With no related allowance recorded:
Residential real estate	1,001	1,001	----
Commercial real estate:
Owner-occupied	3,812	3,265	----
Nonowner-occupied	5,178	2,773	----
Construction	680	680	----
Commercial and industrial	4,336	4,336	----
Total	$20,180	$17,228	$2,164

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,570	$143	$143	$1,781	$147	$147
Nonowner-occupied	392	5	5	393	10	10
Commercial and industrial	887	----	----	887	----	----
Consumer:
Home equity	218	2	2	218	4	4
With no related allowance recorded:
Residential real estate	728	7	7	730	16	16
Commercial real estate:
Owner-occupied	3,197	40	40	3,220	83	83
Nonowner-occupied	3,378	29	29	3,176	42	42
Construction	431	97	97	514	97	97
Commercial and industrial	8,212	95	95	8,076	187	187
Total	$20,013	$418	$418	$18,995	$586	$586

	Three months ended June 30, 2015					Six months ended June 30, 2015
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$478	$	----	$	----	$711	$	----	$	----
Nonowner-occupied	3,575		49		49	3,598		65		65
Commercial and industrial	3,185		40		40	2,909		65		65
Consumer:
Home equity	218		2		2	219		4		4
With no related allowance recorded:
Residential real estate	1,656		16		16	1,575		25		25
Commercial real estate:
Owner-occupied	2,570		30		30	2,573		60		60
Nonowner-occupied	3,630		13		13	3,857		25		25
Construction	680		----		----	453		----		----
Commercial and industrial	4,249		51		51	4,322		107		107
Total	$20,241		$201		$201	$20,217		$351		$351

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2016 and December 31, 2015, other real estate owned secured by residential real estate totaled $818 and $1,131, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,099 and $988 as of June 30, 2016 and December 31, 2015, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2016 and December 31, 2015:

June 30, 2016	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$142	$2,185
Commercial real estate:
Owner-occupied	135	394
Nonowner-occupied	----	2,402
Construction	----	182
Commercial and industrial	75	1,200
Consumer:
Automobile	56	16
Home equity	----	32
Other	46	----
Total	$454	$6,411

December 31, 2015	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$20	$2,048
Commercial real estate:
Owner-occupied	----	404
Nonowner-occupied	----	2,737
Construction	----	769
Commercial and industrial	----	1,152
Consumer:
Automobile	18	27
Home equity	----	96
Other	1	3
Total	$39	$7,236

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2016 and December 31, 2015:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,477	$1,319	$1,742	$6,538	$219,193	$225,731
Commercial real estate:
Owner-occupied	348	1,305	396	2,049	68,429	70,478
Nonowner-occupied	34	48	2,402	2,484	81,175	83,659
Construction	355	----	182	537	29,562	30,099
Commercial and industrial	115	25	1,221	1,361	82,004	83,365
Consumer:
Automobile	789	152	68	1,009	45,230	46,239
Home equity	74	70	16	160	19,552	19,712
Other	568	264	46	878	42,775	43,653
Total	$5,760	$3,183	$6,073	$15,016	$587,920	$602,936

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,564	$1,484	$1,708	$5,756	$218,119	$223,875
Commercial real estate:
Owner-occupied	141	33	371	545	72,913	73,458
Nonowner-occupied	35	334	2,737	3,106	68,896	72,002
Construction	----	2	769	771	23,081	23,852
Commercial and industrial	31	88	1,077	1,196	80,740	81,936
Consumer:
Automobile	727	197	36	960	43,606	44,566
Home equity	75	----	76	151	20,690	20,841
Other	420	104	4	528	44,694	45,222
Total	$3,993	$2,242	$6,778	$13,013	$572,739	$585,752

Troubled Debt Restructurings:

A troubled debt restructuring ("TDR") occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  All TDR's are considered to be impaired.   The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction in the contractual principal and interest payments of the loan; or short-term interest-only payment terms.

The Company has allocated reserves for a portion of its TDR's to reflect the fair values of the underlying collateral or the present value of the concessionary terms granted to the customer.

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2016 and December 31, 2015:

June 30, 2016	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate
Interest only payments	$726	$	----	$726
Commercial real estate:
Owner-occupied
Interest only payments	389		----	389
Rate reduction	----		232	232
Reduction of principal and interest payments	592		----	592
Maturity extension at lower stated rate than market rate	1,932		----	1,932
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	539		2,148	2,687
Rate reduction	390		----	390
Credit extension at lower stated rate than market rate	575		----	575
Commercial and industrial
Interest only payments	7,462		----	7,462
Credit extension at lower stated rate than market rate	980		391	1,371
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR's	$14,007		$2,771	$16,778

December 31, 2015	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate
Interest only payments	$1,001	$	----	$1,001
Commercial real estate:
Owner-occupied
Interest only payments	433		----	433
Rate reduction	----		232	232
Reduction of principal and interest payments	604		----	604
Maturity extension at lower stated rate than market rate	1,996		----	1,996
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	300		2,473	2,773
Rate reduction	396		----	396
Commercial and industrial
Interest only payments	7,579		----	7,579
Credit extension at lower stated rate than market rate	226		391	617
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR's	$12,957		$3,096	$16,053

During the three and six months ended June 30, 2016, the TDR's described above decreased the provision expense and the allowance for loan losses by $1,167 and  $1,119, respectively, with no corresponding charge-offs.  This is compared to a $47 decrease and a $68 increase in the provision expense and the allowance for loan losses during the three and six months ended June 30, 2015, respectively, with a corresponding charge-off of $1,304.  During the year ended December 31, 2015, the TDR's described above increased the allowance for loan losses and provision expense by $93 with corresponding charge-offs of $1,422.  The charge-offs of $1,422 during 2015 included $1,304 that were related to specific reserves that had already been provided for during 2014, and, as a result, did not impact provision expense during 2015.

At June 30, 2016, the balance in TDR loans increased $725, or 4.5%, from year-end 2015.  The increase was largely due to concessions granted on two commercial real estate nonowner-occupied loans during the first quarter of 2016.  The Company had 83% of its TDR's performing according to their modified terms at June 30, 2016, as compared to 81% at December 31, 2015.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $550 at June 30, 2016, as compared to $1,669 in reserves at December 31, 2015.  At June 30, 2016, the Company had $864 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, as compared to $995 at December 31, 2015.

There were no TDR loan modifications during the three months ended June 30, 2016.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended June 30, 2015:

	TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Three months ended June 30, 2015	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate:
Interest only payments	$495	$495	$	----	$	----
Total TDR's	$495	$495	$	----	$	----

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the six months ended June 30, 2016 and 2015:

	TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Six months ended June 30, 2016	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Nonowner-occupied
Interest only payments	$238	$238	$	----	$	----
Credit extension at lower stated rate than market rate	575	575		----		----
Total TDR's	$813	$813	$	----	$	----

	TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Six months ended June 30, 2015	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate:
Interest only payments	$495	$495	$	----	$	----
Total TDR's	$495	$495	$	----	$	----

All of the Company's loans that were restructured during the six months ended June 30, 2016 and 2015 were performing in accordance with their modified terms.  Furthermore, there were no TDR's described above at June 30, 2016 and 2015 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the six months ended June 30, 2016 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2016, the Company had no allocation of reserves to customers whose loan terms were modified during the first six months of 2016. The loans modified during the six months ended June 30, 2015 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2015, the Company had no allocation of reserves to customers whose loan terms were modified during the first six months of 2015.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 10. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called "criticized" and "classified" assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 10. The Company's risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $500.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2016	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$61,875	$369	$8,234	$70,478
Nonowner-occupied	74,319	1,717	7,623	83,659
Construction	29,554	----	545	30,099
Commercial and industrial	79,906	----	3,459	83,365
Total	$245,654	$2,086	$19,861	$267,601

December 31, 2015	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$62,287	$6,738	$4,433	$73,458
Nonowner-occupied	61,577	6,305	4,120	72,002
Construction	23,080	----	772	23,852
Commercial and industrial	70,852	5,232	5,852	81,936
Total	$217,796	$18,275	$15,177	$251,248

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2016 and December 31, 2015:

June 30, 2016	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$46,167	$19,680	$43,607	$223,404	$332,858
Nonperforming	72	32	46	2,327	2,477
Total	$46,239	$19,712	$43,653	$225,731	$335,335

December 31, 2015	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$44,521	$20,745	$45,218	$221,807	$332,291
Nonperforming	45	96	4	2,068	2,213
Total	$44,566	$20,841	$45,222	$223,875	$334,504

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.53% of total loans were unsecured at June 30, 2016, down from 6.06% at December 31, 2015.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2016, the contract amounts of these instruments totaled approximately $66,322, compared to $62,415 at December 31, 2015.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2016 and December 31, 2015 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At June 30, 2016 and December 31, 2015, FHLB Borrowings included $95 and $117 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2016	$27,493	$3,918	$31,411
December 31, 2015	$20,028	$3,918	$23,946

Pursuant to collateral agreements with the FHLB, advances were secured by $217,358 in qualifying mortgage loans, $79,674 in commercial loans and $5,081 in FHLB stock at June 30, 2016.  Fixed-rate FHLB advances of $27,398 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.09%.  There were no variable-rate FHLB borrowings at June 30, 2016.

At June 30, 2016, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at June 30, 2016.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $180,606 at June 30, 2016.  Of this maximum borrowing capacity, the Company had $114,409 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of May 16, 2018, and have fixed rates ranging from 1.25% to 1.50% and a year-to-date weighted average cost of 1.44% at June 30, 2016, as compared to 1.38% at December 31, 2015.  Promissory notes payable by Ohio Valley to related parties totaled $360 at June  30, 2016.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $38,800 at June 30, 2016 and $34,800 at December 31, 2015.

Scheduled principal payments as of June 30, 2016:

	FHLB Borrowings	Promissory Notes	Totals

2016	$1,331	$1,904	$3,235
2017	5,022	1,502	6,524
2018	1,967	512	2,479
2019	1,906	----	1,906
2020	1,817	----	1,817
Thereafter	15,450	----	15,450
	$27,493	$3,918	$31,411

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 89.1% and 88.9% of total consolidated revenues for the quarters ended June 30, 2016 and 2015, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended June 30, 2016
	Banking	Consumer Finance	Total Company

Net interest income	$7,617	$589	$8,206
Provision expense	130	11	141
Noninterest income	1,734	127	1,861
Noninterest expense	7,099	674	7,773
Tax expense	438	9	447
Net income	1,684	22	1,706
Assets	814,176	12,273	826,449

	Three Months Ended June 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$7,502	$647	$8,149
Provision expense	850	(51)	799
Noninterest income	1,786	131	1,917
Noninterest expense	6,866	688	7,554
Tax expense	256	47	303
Net income	1,316	94	1,410
Assets	787,363	13,010	800,373

	Six Months Ended June 30, 2016
	Banking	Consumer Finance	Total Company

Net interest income	$15,288	$2,018	$17,306
Provision expense	505	115	620
Noninterest income	4,566	530	5,096
Noninterest expense	14,293	1,449	15,742
Tax expense	1,169	333	1,502
Net income	3,887	651	4,538
Assets	814,176	12,273	826,449

	Six Months Ended June 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$15,063	$2,016	$17,079
Provision expense	675	46	721
Noninterest income	4,829	577	5,406
Noninterest expense	13,573	1,408	14,981
Tax expense	1,363	386	1,749
Net income	4,281	753	5,034
Assets	787,363	13,010	800,373

NOTE 8 – MERGERS AND ACQUISITIONS

As of the close of business on August 5, 2016, Ohio Valley completed its merger with Milton Bancorp, Inc. ("Milton Bancorp"), pursuant to the terms of the Agreement and Plan of Merger dated as of January 7, 2016, by and between Ohio Valley and Milton Bancorp (the "Merger Agreement").  Pursuant to the terms of the Merger Agreement, Milton Bancorp was merged with and into Ohio Valley (the "Merger").  Immediately following the Merger, Milton Bancorp's wholly-owned subsidiary, The Milton Banking Company, was merged with and into the Bank.  As a result of the Merger and in accordance with the terms of the Merger Agreement, each Milton Bancorp share was converted into the right to receive either 1,636 Ohio Valley common shares, no par value, or cash in the amount of $37,219, subject to certain allocation procedures set forth in the Merger Agreement pursuant to which 80% of the 400 outstanding Milton Bancorp common shares were converted into the right to receive Ohio Valley common shares and the remaining 20% of the outstanding Milton Bancorp common shares were converted into the right to receive cash.  After paying cash in lieu of fractional shares, Ohio Valley's outstanding common shares increased by 523,518 shares as of August 5, 2016.  Ohio Valley financed part of the cash portion of the purchase price through $5,000 in borrowed funds.  After the Merger, the Company's assets totaled approximately $950 million and branches increased to 19 locations.  At the acquisition date, Milton had $113,320 in loans, $119,219 in deposits and no borrowings.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading "Item 1A. Risk Factors" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank is one of a limited number of financial institutions that facilitates the payment of tax refunds through a third-party tax refund product provider.  The Bank has facilitated the payment of these tax refunds through electronic refund check/deposit ("ERC/ERD") transactions.  ERC/ERD transactions involve the payment of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund season, typically during the first quarter of each year.  Loan Central also provides refund anticipation loans ("RALs") to its customers.  RALs are short-term cash advances against a customer's anticipated income tax refund.

Net income totaled $1,706 during the second quarter of 2016, an increase of $296, or 21.0%, compared to $1,410 during the second quarter of 2015.  Earnings per share for the second quarter of 2016 also increased by $.07, or 20.6%, compared to the second quarter of 2015, to finish at $.41 per share.  Conversely, the Company's net income during the six months ended June 30, 2016 totaled $4,538, a decrease of $496, or 9.9%, compared to $5,034 during the six months ended June 30, 2015.  Earnings per share during the first half of 2016 decreased by $.12, or 9.8%, compared to the first half of 2015, to finish at $1.10 per share.  Although the Company benefited from lower provision expense, which improved the second quarter earnings results, the lower year-to-date performance continues to be impacted by growing merger related expenses combined with lower ERC/ERD processing fees. The annualized net income to average asset ratio, or return on assets ("ROA"), decreased to 1.05% at June 30, 2016, compared to 1.19% at June 30, 2015.  The Company's net income to average equity ratio, or return on equity ("ROE"), also decreased to 9.88% at June 30, 2016, compared to 11.53% at June 30, 2015.

Net interest income for the three and six months ended June 30, 2016 showed positive growth over the same periods in 2015. The increase was primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve Clearing account.  During the first half of 2016, average interest-bearing balances maintained at the Federal Reserve grew 6.1% over the first half of 2015, impacted by seasonal tax processing activity.  However, it has been the Federal Reserve's action of increasing short-term interest rates in December 2015 by 25 basis points that contributed most to higher interest income on deposits.  Further contributing to net interest income growth was lower deposit expenses, as rates continued to adjust downward during 2015.  As a result, the average cost of interest-bearing deposit liabilities finished at 0.41% during the first half of 2016, as compared to 0.44% during the same period in 2015.  Partially offsetting these positive contributions to net interest income was a $4,932 decline in average earning loans during the first half of 2016.  The decrease in average loan balances was primarily related to a decrease in average participation loans of $13,458 due to an increase in payoffs.

During the three months ended June 30 2016, provision expense decreased $658 from the prior year's second quarter, and decreased $101 during the first half of 2016 versus the same period in 2015.  The decrease in provision expense is consistent with the decrease in both net charge-offs and the general reserve for loan losses.  During both the three and six months ended June 30, 2016, net charge-offs decreased $1,522 and $1,277, as compared to the same periods in 2015, respectively.  The decrease was largely due to the charge-off of a collateral dependent impaired loan's specific reserve, which occurred in the second quarter of 2015.  Furthermore, the general reserve for loan losses decreased due to improving economic risk factors resulting from lower historical loan losses and smaller criticized asset balances.  The allowance for loan losses was 1.15 percent of total loans at June 30, 2016, compared to 1.13 percent at December 31, 2015 and 1.26 percent at June 30, 2015.

Total noninterest income during the three months ended June 30, 2016 decreased $56, or 2.9%, from the second quarter in 2015, and decreased $310, or 5.7%, during the first half of 2016 as compared to the same period in 2015.  The decreases were largely due to less tax processing fees through ERC/ERD transactions.  Although the volume of tax refunds processed increased during the first half of 2016, tax refund processing fees totaled $2,024, a decrease of $326 from the same period during 2015.  This decrease was due to the per-item fees received by the Company being lower under the new contract with the third-party tax refund product provider.  The remaining noninterest categories were impacted by lower gains on sale of securities combined with increasing service charges on deposit accounts, earnings from tax-free bank owned life insurance ("BOLI") investments and interchange fees earned on debit and credit card transactions.

Total noninterest expense increased $219 for the second quarter of 2016, and increased $761 during the first half of 2016, as compared to the same periods in 2015.  Higher overhead expense was primarily related to merger expenses related to the merger with Milton Bancorp, as well as increases in salaries and employee benefit costs due to annual merit increases and higher health insurance.

At June 30, 2016, total assets were $826,449, compared to $796,285 at year-end 2015, with the increase due mostly to growth in loan balances.  Gross loan balances of $602,936 at June 30, 2016 improved by $17,184 from year-end 2015, largely from new commercial real estate loan originations during the second quarter of 2016 within the Company's Athens, Ohio market.  Asset growth was also impacted by an $11,447 increase to interest-bearing deposits from the Company's Federal Reserve Clearing account that were generated from seasonal tax clearing activities during the first half of 2016. Total investment securities also increased 1.9% from year-end 2015, due mostly to new purchases of mortgage-backed securities experienced during the second quarter of 2016.

Total liabilities were $731,653 at June 30, 2016, up $25,838 since December 31, 2015. Total deposit balances experienced continued growth during 2016, increasing $17,569 compared to year-end 2015. Interest-bearing deposits accounted for $19,500 of the increase, which came from growth in municipal public fund deposits and statement savings account balances.

At June 30, 2016, total shareholders' equity was $94,796, up $4,326 since December 31, 2015.  Regulatory capital ratios remained significantly higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2016 and December 31, 2015

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2016 compared to December 31, 2015.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2016, cash and cash equivalents increased $11,937, to finish at $57,467, compared to $45,530 at December 31, 2015.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2015, mostly from seasonal increases in ERC/ERD transactions.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds, which are expected to decrease during the remainder of 2016.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.50%.  In December 2015, short-term interest rates were increased by 25 basis points, which had a corresponding effect to the interest revenue growth experienced during the three and six months ended June 30, 2016 on Federal Reserve Bank clearing account balances.  This interest rate is higher than what the Company would have received from its investments in federal funds sold, currently in range of less than 0.50%.  Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At June 30, 2016, the Company had $1,470 in certificates of deposit owned by the Captive, unchanged from year-end 2015.  The deposits on hand at June 30, 2016 consist of six certificates with maturity terms ranging from 1.5 to 3 years.

Securities

The balance of total securities increased $2,162, or 1.9%, compared to year-end 2015.  The increase came mostly from U.S. Government agency ("Agency") mortgage-backed securities, which increased $3,695, or 4.5%, from year-end 2015.  The Company's investment securities portfolio is made up mostly of agency mortgage-backed securities, representing 76.0% of total investments at June 30, 2016.   During the first half of 2016, the Company invested $10,278 in new Agency mortgage-backed securities, while receiving principal repayments of $7,808.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $602,936 at June 30, 2016, representing an increase of $17,184, or 2.9%, as compared to $585,752 at December 31, 2015.  Loan balance growth came mostly from higher commercial real estate balances.

The commercial lending segment increased $16,353, or 6.5%, from year-end 2015, which came mostly from the commercial real estate loan portfolio, which increased $14,924, or 8.8%, from year-end 2015.  The commercial real estate loan segment comprises the largest portion of the Company's total commercial loan portfolio, representing 68.8% at June 30, 2016.  In December 2015, the Company opened a loan production office in Athens, Ohio to expand its market presence.  As a result, growing loan demand within the Athens, Ohio market during the second quarter of 2016 was key to higher commercial real estate balances at June 30, 2016.  Furthermore, loan volume contributed to construction loans being up $6,247, or 26.2%, from year-end 2015.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances decreased $1,025, or 0.9%, from year-end 2015.  This decrease was impacted most by a 3.5% decrease in other consumer loan balances that include mobile homes, recreational vehicles, consumer real estate and unsecured loans.  Furthermore, consumer home equity lines were down $1,129, or 5.4%, from year-end 2015.  These decreases were partially offset by a 3.8% increase in automobile loans.  Automobile loans represent the Company's largest consumer loan segment at 42.2% of total consumer loans.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

The residential real estate loan segment comprises the largest portion of the Company's loan portfolio at 37.4% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first half of 2016 increased $1,856, or 0.8%, from year-end 2015.  Movement within the real estate portfolio consists of increasing short-term adjustable-rate mortgages partially offset by decreasing long-term fixed-rate mortgages. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2015.

Allowance for Loan Losses

The Company established a $6,934 allowance for loan losses at June 30, 2016, which was up from the $6,648 allowance at year-end 2015. The allowance reserves were impacted by higher specific allocations from year-end 2015. Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  When re-evaluating the impaired loan balances to their corresponding collateral values at June 30, 2016, a specific allocation of $2,630 was needed to fund the allowance for loan losses, representing an increase of $466, or 21.5%, from year-end 2015.  This higher reserve allocation was impacted mostly by one impaired commercial real estate loan relationship that required specific reserves of $1,585 during the second quarter of 2016.  This was partially offset by the reduction of $1,160 in specific reserves that were previously related to one commercial and industrial loan relationship.  During the second quarter of 2016, a re-evaluation of this borrower's financial performance identified significant improvement, which resulted in a credit quality upgrade to the borrower relationship and no identified collateral impairment at June 30, 2016.

As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. During the first half of 2016, the Company experienced a decrease in its criticized assets from year-end 2015, which contributed to most of the general allocation decreases within all segments of the loan portfolio.  General reserve decreases were also impacted by a decreasing historical loss factor from year-end 2015. The change in criticized assets from year-end 2015 came primarily from owner-occupied commercial real estate loans and commercial and industrial loans.  As a result, the general allocation component of the allowance for loan losses decreased $180, or 4.0%, from year-end 2015.

The Company also experienced improvement in its troubled assets, with nonperforming loans to total loans finishing at 1.14% at June 30, 2016, as compared to 1.24% at December 31, 2015.  The Company's nonperforming assets to total assets finished at 1.08% at June 30, 2016, a decrease of 13 basis points from year-end 2015.  Impaired loans at June 30, 2016 increased $4,959, or 28.8%, from year-end 2015.  This was largely from a credit risk downgrade of one owner-occupied commercial real estate relationship during the second quarter of 2016 and debt restructures of two nonowner-occupied commercial real estate loans during the first quarter of 2016.

The Company maintained its allowance for loan losses to total loans ratio at 1.15% at June 30, 2016 and 1.13% at year-end 2015.  Management believes that the allowance for loan losses at June 30, 2016 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at June 30, 2016 increased $17,569, or 2.7%, from year-end 2015.  This deposit growth came primarily from interest-bearing NOW accounts, which increased $18,833, or 15.1%, during the first half of 2016 as compared to year-end 2015.  This ncrease was largely driven by growth in municipal NOW products.

Also during the first half of 2016, the Company experienced an increase in its noninterest business checking account balances, which increased $12,697, or 12.9%, from year-end 2015.  This increase was largely the result of ERC/ERD tax refund items processed during the first quarter of 2016.  During 2016, the Company benefited from the successful volume increase in ERC/ERD transactions.  As a result of the tax processing activity being seasonal, the elevated balances within the Company's business checking accounts should continue to decrease during the remainder of 2016.
During the first half of 2016, time deposits decreased $9,791, or 6.2%, from year-end 2015.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough that many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2015 fits within management's strategy of focusing on more "core" deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2016, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $31,411 at June 30, 2016, an increase of $7,465, or 31.2%, from year-end 2015. The increase was related to management's decision to fund specific fixed-rate loans with like-term FHLB advances during the first and second quarters of 2016. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders' Equity
The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At June 30, 2016, the Bank's capital exceeded the minimum requirements to be deemed "well capitalized" under applicable prompt corrective action regulations. Total shareholders' equity at June 30, 2016 of $94,796 increased $4,326, or 4.8%, as compared to $90,470 at December 31, 2015. Contributing most to this increase was year-to-date net income of $4,538, partially offset by cash dividends paid of $1,735, or $.42 per share.
Comparison of Results of Operations
for the Three and Six Months Ended
June 30, 2016 and 2015

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2016 compared to the same period in 2015. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the second quarter of 2016, net interest income increased $57, or 0.7%, as compared to the second quarter of 2015.  During the six months ended June 30, 2016, net interest income increased $227, or 1.3%, as compared to the six months ended June 30, 2015.  The improvement came primarily from higher interest income on interest-bearing deposits with banks and lower premium expenses on investment securities, while also benefiting from a reduction in deposit expenses.

Total interest and fee income recognized on the Company's earning assets increased $47, or 0.5%, during the second quarter of 2016, which contributed to a year-to-date increase of $190, or 1.0%, as compared to the same periods in 2015, mostly impacted by other interest income sources.  During the three and six months ended June 30, 2016, total other interest income increased $45 and $146, as compared to the same periods in 2015, respectively.  The increase was primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve Clearing account.  The Company continues to utilize its Federal Reserve Clearing account to manage seasonal tax refund deposits and fund earning asset growth.  This interest-bearing account carried an interest rate of 0.25% during most of 2015.  In December 2015, the Federal Reserve increased short-term rates by 25 basis points, which increased the Federal Reserve Clearing account's interest rate from 0.25% to 0.50%.  The timing of this rate adjustment benefited the Company, as it entered into the first quarter experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that were maintained within the Federal Reserve Clearing account.

The Company further benefited from increased earnings within investment securities, which increased $16, or 2.7%, during the second quarter of 2016, and increased $30, or 2.6%, during the first half of 2016, as compared to the same periods in 2015.  The improvement came primarily from Agency mortgage-backed securities.  The investment prices for Agency mortgage-backed securities continue to adjust closer to their par values, resulting in less monthly premium expense and higher return yields.

The Company continues to show signs of loan origination improvement, particularly within the commercial estate loan portfolio.  While this loan demand has contributed to increasing origination fees, loan yields have continued to remain below the year before, which have limited interest and fee income growth.  As a result, the Company's total interest and fees on loans decreased $15, or 0.2%, during the second quarter of 2016, while the Company maintained year-to-date improvement over the prior year, increasing $13, or 0.1%.

Total yields on the Company's earning assets finished comparable to the prior year.  While yields on loans remain below the prior year, yields on investment securities continue to improve, with newer Agency mortgage-backed security purchases being acquired at higher investment rates.  Asset yields have also been positively impacted by the Federal Reserve's 25 basis point increase in short-term interest rates from December 2015.  The effect of this rate adjustment was felt mostly in the higher average balances associated with the Federal Reserve Clearing account due to seasonal tax refund deposits.  As a result of these factors, the earning asset yield at June 30, 2016 was 4.70%, unchanged from June 30, 2015.

Total interest expense incurred on the Company's interest-bearing liabilities during the second quarter of 2016 decreased $10, or 1.4%, and decreased $37, or 2.6%, during the first half of 2016, as compared to the same periods in 2015.  The decreases have primarily been due to a sustained low-rate environment that has impacted the repricings of various Bank deposit products, including certain interest-bearing demand accounts.  This has contributed to a lower weighted average cost of the Company's core deposits, which finished at 0.23% at June 30, 2016, as compared to 0.28% at June 30, 2015. The Company continues to utilize more of its lower cost, core deposit funding sources to further reduce interest expense.  As a result, the Company's average interest- and non-interest bearing core deposits increased $32,072, or 5.8%, while the higher costing, average time deposit balances decreased $17,873, or 10.4%, during the first half of 2016, as compared to the same period in 2015.  The decreases in average market interest rates and the continued emphasis on utilizing lower costing deposit balances have caused the Company's total weighted average costs on interest-bearing deposits to decrease by 3 basis points from 0.44% at June 30, 2015 to 0.41% at June 30, 2016.

During 2016, the Company has benefited from a decline in funding costs and a net asset yield that remains stable due to a short-term interest rate increase and improved reinvestment rates on security purchases.  As a result, the Company's net interest margin had comparable results to the prior year, finishing at 4.22% during the second quarter of 2016 and 4.36% during the first half of 2016, as compared to 4.24% and 4.35% during the same periods in 2015, respectively.  While the Company benefited in the first half of 2016 from a heightened level of excess funds within its Federal Reserve Clearing account, the focus will be on re-deploying the retained portion of these funds to higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses
During the second quarter of 2016, the Company experienced a decrease in provision expense of $658, or 82.4%, as compared to the second quarter of 2015.  As a result, provision expense during the six months ended June 30, 2016 decreased by $101, or 14.0%, as compared to the first half of 2015.  The quarterly decrease in provision expense was primarily due to a decrease in criticized assets that resulted in a lower general reserve allocation at June 30, 2016.  As previously mentioned, the re-evaluation of one commercial and industrial loan relationship resulted in the credit risk upgrade of $5,413 from a criticized loan to a watch loan classification during the second quarter of 2016.  This contributed to a lower criticized asset factor within the general allocation of the allowance for loan losses.

Net charge-offs decreased $1,522 during the second quarter of 2016, and decreased $1,277 during the first half of 2016, as compared to the same periods in 2015. The decrease was largely from a $1,304 charge-off of a collateral dependent impaired loan's specific reserve which occurred in the second quarter of 2015.  Since the specific reserve had been allocated for during 2014, there was no corresponding provision expense impact associated with this charge-off in 2015.  Excluding the charge-off of this specific reserve, the remaining net charge-offs during the quarterly and year-to-date periods at June 30, 2016 were comparable to 2015.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended June 30, 2016 decreased $56, or 2.9%, from the three months ended June 30, 2015.  Noninterest income for the six months ended June 30, 2016 also decreased $310, or 5.7%, from the six months ended June 30, 2015.  Lower noninterest income during 2016 was largely affected by the Company's seasonalERC/ERD fees, which decreased $326, or 13.9%, during the year-to-date period, while showing comparable earnings during the quarter-to-date period.  In October 2014, the Bank entered into a new agreement with the third-party tax refund product provider, which lowered the per-item fee associated with each refund facilitated.  As a result, even though the Company experienced an increase in the number of ERC/ERD transactions that were facilitated, the lower fee structure caused tax processing revenues to be lower than the year before.  As a result of ERC/ERD fee activity being mostly seasonal during the first half of 2016, only a minimal amount of income is expected during the second half of 2016.

Also impacting lower noninterest income during both the quarterly and year-to-date periods of 2016 was gains on sale of securities. During the second quarter of 2015, the Company sold some of its lower-yielding, Agency mortgage-backed securities at a gain of $135, while reinvesting the proceeds into higher-yielding securities. The Company has not sold any of its securities during 2016.

The Company's remaining noninterest income categories were collectively up $64, or 4.2%, during the second quarter of 2016, and up $151, or 5.2%, during the first half of 2016, as compared to the same periods in 2015.  These changes were primarily due to increases in service charges on deposit accounts, earnings from tax-free BOLI investments and interchange fees earned on debit and credit card transactions.

Noninterest Expense
Noninterest expense during the second quarter of 2016 increased $219, or 2.9%, from the second quarter in 2015.  Noninterest expense during the first half of 2016 also increased $761, or 5.1%, over the first half of 2015.  Contributing most to the increase in net overhead expense were merger related expenses and higher salaries and employee benefits.

The Company's largest noninterest expense item, salaries and employee benefits, increased $102, or 2.3%, during the three months ended June 30, 2016, and $272, or 3.1%, during the six months ended June 30, 2016, as compared to the same periods in 2015.  The increase was largely due to annual merit increases and higher health insurance costs.

In January 2016, the Company entered into a merger agreement with Milton Bancorp, which resulted in the business combination of both holding companies and their respective bank subsidiaries.  In preparation for the merger, both the Company and the Bank have experienced various merger related expenses totaling $134 during the second quarter of 2016 and $361 during the first half of 2016.  The merger was closed on August 5, 2016.  The Company anticipates merger expenses to increase throughout the remainder of the year.
The remaining noninterest expense categories were collectively down $16, or 0.5%, during the second quarter of 2016, as compared to the second quarter of 2015.   During the first half of 2016, the remaining noninterest expense categories were collectively up $128, or 2.1%, as compared to the first half of 2015. The changes during both periods were primarily due to higher software and foreclosure costs combined with lower data processing and professional fee expenses.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the quarterly and year-to-date periods ending June 30, 2016, the Company was successful in generating more net interest income primarily due to higher interest-bearing deposits with banks while reducing funding costs.  However, a 13.9% year-over-year decline in tax processing fees combined with higher personnel and merger costs caused overhead expense to outpace net revenue levels during 2016.  As a result, the Company's efficiency levels have regressed, finishing at 76.0% and 69.3% during both the quarterly and year-to-date periods ended June 30, 2016, as compared to the stronger 73.8% and 65.6% efficiency levels during the same periods in 2015.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity tier 1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began to phase in on January 1, 2016 at 0.625%, and will be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019.  Further, Basel III rules increased the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank's ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.
Effective May 15, 2015, the Federal Reserve Board amended the Small Bank Holding Company Policy ("the Policy") that increased from $500 million to $1 billion the asset threshold for a bank to qualify under the Policy.  The Company qualifies for treatment under the Policy and, at June 30, 2016 and year-end 2015, is no longer subject to the consolidated capital rules at the bank holding company level.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes that as of June 30, 2016 and year-end 2015, the Bank met all capital adequacy requirements to which it was subject.  Furthermore, when compared to the regulatory minimum, the Bank's tier 1, common equity tier 1, and total risk-based capital ratios exceeded the new capital conservation buffer of 0.625% at June 30, 2016.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2016 and year-end 2015, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the capital ratios of the Company and Bank and the minimum regulatory requirements:

	6/30/16	12/31/15	Regulatory Minimum

Common equity tier 1 risk-based capital ratio
Company	15.8%	15.6%	N/A
Bank	15.2%	15.1%	4.5%

Tier 1 risk-based capital ratio
Company	17.2%	17.1%	N/A
Bank	15.2%	15.1%	6.0%

Total risk-based capital ratio
Company	18.4%	18.2%	N/A
Bank	16.4%	16.3%	8.0%

Leverage ratio
Company	11.9%	12.2%	N/A
Bank	10.5%	10.8%	4.0%

Cash dividends paid by the Company were $1,735 during the first half of 2016 and $1,936 during the first half of 2015.  The year-to-date dividend rate was $0.42 per share for 2016 and $0.47 for 2015.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $152,014, represented 18.4% of total assets at June 30, 2016. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2016, the Bank could borrow an additional $114,409 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2016, this line had total availability of $42,442. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies
The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company's 2015 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years for the consumer and real estate portfolio segment and 5 years for the commercial portfolio segment. The total loan portfolio's actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

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

Consumer loans are comprised of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured. These loans typically have maturities of 6 years or less with repayment dependent on individual wages and income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. During the last several years, one of the most significant portions of the Company's net loan charge-offs have been from consumer loans. Nevertheless, the Company has allocated the highest percentage of its allowance for loan losses as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances associated with such portfolios.

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

The following table presents the Company's estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2016 Percentage Change in Net Interest Income	December 31, 2015 Percentage Change in Net Interest Income
+300	.44%	(.03%)
+200	.49%	.18%
+100	.36%	.19%
-100	(2.51%)	(2.48%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At June 30, 2016, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  This is a modest increase in asset sensitivity from the position at year end.  Contributing to the change in interest rate risk profile, was the increase in liquidity due to tax refund processing.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the deposit balance associated with tax refund processing is seasonal, management expects a portion of the balance maintained at the Federal Reserve to decline in subsequent quarters, which may reduce or eliminate our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10‑Q.  Based on that evaluation, Ohio Valley's Chief Executive Officer and Vice President and Chief Financial Officer have concluded that Ohio Valley's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10‑Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The Company could experience difficulties in managing its growth and effectively integrating the operations of Milton Bancorp and Milton Bank.

The Company's earnings, financial condition and prospects will depend in part on the Company's ability to integrate successfully the operations of Milton Bancorp and Milton Bank and to continue to implement its own business plan following the merger.  The Company may not be able to achieve fully the strategic objectives and projected operating efficiencies in the merger.  The costs or difficulties relating to the integration of Milton Bancorp and Milton Bank with the Company's organization may be greater than expected or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected.  Inherent uncertainties exist in integrating the operations of any acquired entity, and the Company may encounter difficulties, including, without limitation, loss of key employees and customers, the disruption of its ongoing business or possible inconsistencies in standards, controls, procedures and policies.  These factors could contribute to the Company not fully achieving the expected benefits from the merger.

The United Kingdom's exit from the European Union could adversely affect our business.

On June 23, 2016, a vote held in the United Kingdom resulted in a determination that the United Kingdom should exit the European Union.  An exit from the European Union is unprecedented.  The details of the exit and how it will affect the United Kingdom, the remainder of the European Union and the various elements of the United States economy, including the Bank and its customers, are unknown.  The uncertainty surrounding the terms of the United Kingdom's exit and its consequences could adversely impact customer and investor confidence and therefore demand for the Company's products and services; result in additional market volatility, changes in interest rates and changes in investment values; and adversely affect the Bank's business, results of operations and financial condition.

In addition to the risk factors described above, you should carefully consider the other risk factors discussed in Part I, "Item 1A. Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016 and available at www.sec.gov.  These risk factors could materially affect the Company's business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2016.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2016.

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

OHIO VALLEY BANC CORP.

Date:	August 9, 2016	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	August 9, 2016	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

2(a)
Agreement and Plan of Merger between Ohio Valley Banc Corp. and Milton Bancorp, Inc., dated January 7, 2016: Incorporated herein by reference to Exhibit 2.1 to Ohio Valley's Current Report on Form 8-K filed on January 7, 2016 (SEC File No. 0-20914).

2(b)
Amendment to Agreement and Plan of Merger by and between Ohio Valley Banc Corp. and Milton Bancorp, Inc., effective April 20, 2016: Incorporated herein by reference to Exhibit 2.1 to Ohio Valley's Current Report on Form 8-K filed on April 21, 2016 (SEC File No. 0-20914).

3(a)
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State].  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal  year ended December 31, 2007 (SEC File No. 0-20914).

3(b)
Code of Regulations of Ohio Valley (as amended by the shareholders on May 12, 2010): Incorporated herein by reference to Exhibit 3(b) to Ohio Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (SEC File No. 0-20914).

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