Form 10-Q
period 2016-09-30
OHIO VALLEY BANC CORP
filed 2016-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of common shares of the registrant outstanding as of November 9, 2016 was 4,665,765.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$13,864	$9,475
Interest-bearing deposits with banks	48,021	36,055
Total cash and cash equivalents	61,885	45,530

Certificates of deposit in financial institutions	1,670	1,715
Securities available for sale	104,860	91,651
Securities held to maturity (estimated fair value: 2016 - $20,737; 2015 - $20,790)	19,651	19,903
Restricted investments in bank stocks	6,939	6,576

Total loans	721,587	585,752
Less: Allowance for loan losses	(7,537)	(6,648)
Net loans	714,050	579,104

Premises and equipment, net	12,484	10,404
Other real estate owned	2,616	2,358
Accrued interest receivable	2,247	1,819
Goodwill	7,052	1,267
Bank owned life insurance and annuity assets	29,199	28,352
Other assets	7,577	7,606
Total assets	$970,230	$796,285

LIABILITIES
Noninterest-bearing deposits	$215,933	$176,499
Interest-bearing deposits	589,850	484,247
Total deposits	805,783	660,746

Other borrowed funds	35,665	23,946
Subordinated debentures	8,500	8,500
Accrued liabilities	14,494	12,623
Total liabilities	864,442	705,815

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2016 - 5,325,504 shares issued; 2015 - 4,777,414 shares issued)	5,326	4,777
Additional paid-in capital	46,788	35,318
Retained earnings	68,073	65,782
Accumulated other comprehensive income	1,313	305
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	105,788	90,470
Total liabilities and shareholders' equity	$970,230	$796,285

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans, including fees	$9,085	$8,323	$26,147	$25,372
Securities
Taxable	486	463	1,465	1,365
Tax exempt	111	130	337	403
Dividends	75	73	222	219
Other Interest	67	27	336	150
	9,824	9,016	28,507	27,509
Interest expense:
Deposits	597	569	1,605	1,659
Other borrowed funds	190	119	462	360
Subordinated debentures	52	43	149	126
	839	731	2,216	2,145
Net interest income	8,985	8,285	26,291	25,364
Provision for loan losses	1,708	(11)	2,328	710
Net interest income after provision for loan losses	7,277	8,296	23,963	24,654

Noninterest income:
Service charges on deposit accounts	575	415	1,414	1,161
Trust fees	58	52	174	167
Income from bank owned life insurance and annuity assets	175	172	575	486
Mortgage banking income	44	77	162	191
Electronic refund check / deposit fees	13	12	2,037	2,362
Debit / credit card interchange income	653	604	1,864	1,769
Gain (loss) on other real estate owned	(8)	----	----	60
Gain on sale of securities	----	28	----	163
Other	183	224	563	631
	1,693	1,584	6,789	6,990
Noninterest expense:
Salaries and employee benefits	5,032	4,556	14,130	13,382
Occupancy	466	404	1,300	1,194
Furniture and equipment	285	192	671	564
Professional fees	342	347	1,020	1,056
Marketing expense	249	232	744	701
FDIC insurance	81	144	378	442
Data processing	380	323	1,069	1,053
Software	368	304	962	813
Foreclosed assets	61	74	247	171
Merger related expenses	416	----	777	----
Other	1,148	1,151	3,272	3,332
	8,828	7,727	24,570	22,708

Income before income taxes	142	2,153	6,182	8,936
Provision for income taxes	(216)	511	1,286	2,260

NET INCOME	$358	$1,642	$4,896	$6,676

Earnings per share	$.08	$.40	$1.15	$1.62

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net Income	$358	$1,642	$4,896	$6,676

Other comprehensive income:
Change in unrealized gain on available for sale securities	91	472	1,528	(44)
Reclassification adjustment for realized (gains)	----	(28)	----	(163)
	91	444	1,528	(207)
Related tax (expense) benefit	(31)	(151)	(520)	71
Total other comprehensive income (loss), net of tax	60	293	1,008	(136)

Total comprehensive income	$418	$1,935	$5,904	$6,540

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$94,796	$88,885	$90,470	$86,216

Net income	358	1,642	4,896	6,676

Other comprehensive income (loss), net of tax	60	293	1,008	(136)

Acquisition – Milton Bancorp, Inc., 523,518 shares	11,444	----	11,444	----

Common stock issued to ESOP, 24,572 shares	----	----	575	----

Cash dividends	(870)	(865)	(2,605)	(2,801)

Balance at end of period	$105,788	$89,955	$105,788	$89,955

Cash dividends per share	$.19	$.21	$.61	$.68

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2016	2015

Net cash provided by operating activities:	$9,761	$8,585

Investing activities:
Net cash acquired from Milton Bancorp, Inc., acquisition	1,686	----
Proceeds from maturities of securities available for sale	13,818	11,604
Purchases of securities available for sale	(17,691)	(25,150)
Proceeds from maturities of securities held to maturity	1,218	1,967
Purchases of securities held to maturity	(3,193)	(626)
Proceeds from sale of available for sale securities	----	10,550
Proceeds from maturities of certificates of deposit in financial institutions	490	----
Purchases of certificates of deposit in financial institutions	(445)	(735)
Proceeds from restricted investments in bank stocks	1	----
Net change in loans	(24,186)	6,933
Proceeds from sale of other real estate owned	593	487
Purchases of premises and equipment	(633)	(1,418)
Net cash provided by (used in) investing activities	(28,342)	3,612

Financing activities:
Change in deposits	25,822	24,634
Cash dividends	(2,605)	(2,801)
Proceeds from Federal Home Loan Bank borrowings	8,202	400
Repayment of Federal Home Loan Bank borrowings	(1,450)	(1,343)
Change in other long-term borrowings	5,000	----
Change in other short-term borrowings	(33)	96
Net cash provided by financing activities	34,936	20,986

Change in cash and cash equivalents	16,355	33,183
Cash and cash equivalents at beginning of period	45,530	30,977
Cash and cash equivalents at end of period	$61,885	$64,160

Supplemental disclosure:

Cash paid for interest	$2,112	$2,047
Cash paid for income taxes	1,675	2,450
Transfers from loans to other real estate owned	851	525
Other real estate owned sales financed by The Ohio Valley Bank Company	316	----
Issuance of common stock for Milton Bancorp, Inc., acquisition	11,444	----

See Note 2 for non-cash transactions related to business combination

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2016, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2016.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2015 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
On August 5, 2016, the Company completed the merger of Milton Bancorp, Inc. ("Milton Bancorp") into Ohio Valley ("the Merger").  Immediately following the Merger, Milton Bancorp's wholly-owned subsidiary, The Milton Banking Company ("Milton Bank"), was merged with and into the Bank.  Further information regarding the merger can be found within Note 2 – Business Combinations of this Form 10-Q.

The consolidated financial statements for 2015 have been reclassified to conform to the presentation for 2016.  These reclassifications had no effect on the net results of operations or shareholders' equity.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:  The accounting and reporting policies followed by the Company conform to US GAAP established by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business, banking and consumer finance.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,466,601 and 4,246,311 for the three and nine months ended September 30, 2016, respectively. The weighted average common shares outstanding were 4,117,675 for the three and nine months ended September 30, 2015.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows" (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU's amendments add or clarify guidance on eight cash flow issues:
• Debt prepayment or debt extinguishment costs.
• Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.
• Contingent consideration payments made after a business combination.
• Proceeds from the settlement of insurance claims.
• Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.
• Distributions received from equity method investees.
• Beneficial interests in securitization transactions.
• Separately identifiable cash flows and application of the predominance principle.

For public business entities, the guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  Management is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

As of the close of business on August 5, 2016, Ohio Valley completed its merger with Milton Bancorp pursuant to the terms of the Agreement and Plan of Merger dated as of January 7, 2016, by and between Ohio Valley and Milton Bancorp (the "Merger Agreement").  Pursuant to the terms of the Merger Agreement, Milton Bancorp was merged with and into Ohio Valley.  Immediately following the Merger, Milton Bank was merged with and into the Bank.  As a result of the Merger and in accordance with the terms of the Merger Agreement, each Milton Bancorp share was converted into the right to receive either 1,636 Ohio Valley common shares, no par value, or cash in the amount of $37,219, subject to certain allocation procedures set forth in the Merger Agreement pursuant to which 80% of the 400 outstanding Milton Bancorp common shares were converted into the right to receive Ohio Valley common shares and the remaining 20% of the outstanding Milton Bancorp common shares were converted into the right to receive cash.  Each of the 1,237 Milton Bancorp preferred shares issued and outstanding were converted into the right to receive a cash payment in the amount of $3,600 per preferred share.  The consideration paid for Milton Bancorp totaled $18,875, of which $11,444 was the market value of the Company's common shares and $7,431 was cash.  Ohio Valley financed part of the cash portion of the purchase price through $5,000 in borrowed funds.  Milton Bank's results of operations were included in the Company's results beginning August 6, 2016.  Through September 30, 2016, merger-related costs of $777 associated with the acquisition have been expensed, and the remaining merger-related costs will be expensed in future periods as incurred.  Since the majority of merger costs have been incurred at September 30, 2016, the Company expects the remaining merger-related expenses to be immaterial. The fair value of the common shares issued as part of the consideration paid for Milton Bancorp was determined in the basis of the closing price of the Company's common shares on the acquisition date.   After the Merger, the Company's assets totaled approximately $950 million and branches increased to 19 locations.

Goodwill of $5,785 arising from the acquisition consisted largely of synergies from combining the operations of the companies.  The following table summarizes the consideration paid for Milton Bancorp and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:
Cash	$7,431
Equity Instruments	11,444
Fair value of total consideration transferred	$18,875

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$9,117
Securities	5,868
Restricted investments in bank stock	364
Loans	113,298
Premises and equipment	2,216
Other real estate owned	641
Bank owned life insurance	272
Other assets	520
Total assets acquired	132,296

Deposits	119,215
Other liabilities	(9)
Total liabilities assumed	119,206

Total identifiable net assets	13,090

Goodwill	5,785

$18,875

The fair value of net assets acquired reflect only the fair value adjustments to securities.  We are continuing to evaluate the fair value adjustments associated with loans, premises and equipment, and time deposits, as well as the valuation of intangible assets related to core deposits.  As such, the amounts presented in the table above are considered to be preliminary and are subject to change.  The remaining purchase accounting adjustments are expected to be posted in the fourth quarter of 2016.  Currently, management does not believe that purchase credit impaired loans acquired in the acquisition to be material.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$10,636	----
Agency mortgage-backed securities, residential	----	94,224	----

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$8,965	----
Agency mortgage-backed securities, residential	----	82,686	----

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$3,843
Nonowner-occupied	----	----	2,147
Commercial and industrial	----	----	298

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

	Fair Value Measurements at December 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$2,473
Commercial and industrial	----	----	3,779

Other real estate owned:
Commercial real estate:
Construction	----	----	1,147

At September 30, 2016, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $9,169, with a corresponding valuation allowance of $2,881, resulting in an increase of $819 in provision expense during the three months ended September 30, 2016, and an increase of $2,477 during the nine months ended September 30, 2016, with no additional charge-offs recognized.  This is compared to an increase of $107 in provision expense during the three months ended September 30, 2015, and an increase of $94 in provision expense during the nine months ended September 30, 2015, with $1,782 in additional charge-offs recognized.  At December 31, 2015, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,811, with a corresponding valuation allowance of $1,559, resulting in an increase of $741 in provision expense during the year ended December 31, 2015, with $1,422 in additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at September 30, 2016 and December 31, 2015 had a net carrying amount of $1,147, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,070 at December 31, 2015. There were no corresponding write downs during the three and nine months ended September 30, 2016 and 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$3,843	Sales approach	Adjustment to comparables	0% to 45%	15.99%
		Cost approach	Adjustment to comparables	0% to 29.5%	14.76%
Nonowner-occupied	2,147	Sales approach	Adjustment to comparables	0% to 12.5%	6.9%
Commercial and industrial	298	Sales approach	Adjustment to comparables	0.9% to 9.7%	5.2%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	0% to 35%	15.2%

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$2,473	Sales approach	Adjustment to comparables	0% to 12.5%	5.7%
Commercial and industrial	3,779	Sales approach	Adjustment to comparables	0.9% to 30%	14.3%

Other real estate owned:
Commercial real estate:
Construction	1,147	Sales approach	Adjustment to comparables	0% to 35%	15.2%

The carrying amounts and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at September 30, 2016 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$61,885	$61,885	$	----	$	----	$61,885
Certificates of deposit in financial institutions	1,670	----		1,670		----	1,670
Securities available for sale	104,860	----		104,860		----	104,860
Securities held to maturity	19,651	----		10,356		10,381	20,737
Restricted investments in bank stocks	6,939	N/A		N/A		N/A	N/A
Loans, net	714,050	----		----		722,276	722,276
Accrued interest receivable	2,247	----		361		1,886	2,247

Financial liabilities:
Deposits	805,783	215,933		590,489		----	806,422
Other borrowed funds	35,665	----		35,990		----	35,990
Subordinated debentures	8,500	----		5,801		----	5,801
Accrued interest payable	517	2		515		----	517

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$45,530	$45,530	$	----	$	----	$45,530
Certificates of deposit in financial institutions	1,715	----		1,715		----	1,715
Securities available for sale	91,651	----		91,651		----	91,651
Securities held to maturity	19,903	----		9,814		10,976	20,790
Federal Home Loan Bank and Federal Reserve Bank stock	6,576	N/A		N/A		N/A	N/A
Loans, net	579,104	----		----		582,427	582,427
Accrued interest receivable	1,819	----		224		1,595	1,819

Financial liabilities:
Deposits	660,746	176,499		484,636		----	661,135
Other borrowed funds	23,946	----		23,672		----	23,672
Subordinated debentures	8,500	----		5,368		----	5,368
Accrued interest payable	449	4		445		----	449

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

Restricted Investments in Bank Stocks: It is not practical to determine the fair value of Federal Home Loan Bank, Federal Reserve Bank and United Bankers Bank stock due to restrictions placed on its transferability.

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

NOTE 4 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
September 30, 2016
U.S. Government sponsored entity securities	$10,627		$9	$	----	$10,636
Agency mortgage-backed securities, residential	92,243		1,986		(5)	94,224
Total securities	$102,870		$1,995		$(5)	$104,860

December 31, 2015
U.S. Government sponsored entity securities	$9,011	$	----		$(46)	$8,965
Agency mortgage-backed securities, residential	82,178		981		(473)	82,686
Total securities	$91,189		$981		$(519)	$91,651

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2016
Obligations of states and political subdivisions	$19,646	$1,090	$(4)	$20,732
Agency mortgage-backed securities, residential	5	----	----	5
Total securities	$19,651	$1,090	$(4)	$20,737

December 31, 2015
Obligations of states and political subdivisions	$19,898	$892	$(5)	$20,785
Agency mortgage-backed securities, residential	5	----	----	5
Total securities	$19,903	$892	$(5)	$20,790

The amortized cost and estimated fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,002	$4,003	$395	$398
Due in over one to five years	6,625	6,633	7,160	7,540
Due in over five to ten years	----	----	9,800	10,471
Due after ten years	----	----	2,291	2,323
Agency mortgage-backed securities, residential	92,243	94,224	5	5
Total debt securities	$102,870	$104,860	$19,651	$20,737

The following table summarizes securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2016	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed
securities, residential	$1,067	$(5)	$	----	$	----	$1,067	$(5)
Total available for sale	$1,067	$(5)	$	----	$	----	$1,067	$(5)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$587	$(4)	$	----	$	----	$587	$(4)
Total held to maturity	$587	$(4)	$	----	$	----	$587	$(4)

December 31, 2015	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,964	$(46)	$	----	$	----	$7,964	$(46)
Agency mortgage-backed
securities, residential	42,112	(407)		3,645		(66)	45,757	(473)
Total available for sale	$50,076	$(453)		$3,645		$(66)	$53,721	$(519)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$995	$(5)	$	----	$	----	$995	$(5)
Total held to maturity	$995	$(5)	$	----	$	----	$995	$(5)

There were no sales of investment securities during the three and nine months ended September 30, 2016.  During the three and nine months ended September 30, 2015, the Company had proceeds of $10,550 pertaining to securities sales on available for sale securities with gross gains recognized of $28 and $163 for both periods. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of September 30, 2016, and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2016 and December 31, 2015 represents an other-than-temporary impairment.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2016	2015
Residential real estate	$273,335	$223,875
Commercial real estate:
Owner-occupied	82,204	73,458
Nonowner-occupied	98,923	72,002
Construction	34,494	23,852
Commercial and industrial	97,192	81,936
Consumer:
Automobile	58,359	44,566
Home equity	20,159	20,841
Other	56,921	45,222
	721,587	585,752
Less: Allowance for loan losses	7,537	6,648

Loans, net	$714,050	$579,104

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 and 2015:

September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$906	$3,464	$1,416	$1,148	$6,934
Provision for loan losses	228	802	149	529	1,708
Loans charged off	(151)	(11)	(587)	(704)	(1,453)
Recoveries	30	19	1	298	348
Total ending allowance balance	$1,013	$4,274	$979	$1,271	$7,537

September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,230	$2,795	$2,287	$1,132	$7,444
Provision for loan losses	(166)	(214)	205	164	(11)
Loans charged-off	(40)	(596)	----	(309)	(945)
Recoveries	219	15	11	169	414
Total ending allowance balance	$1,243	$2,000	$2,503	$1,156	$6,902

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 and 2015:

September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,087	$1,959	$2,589	$1,013	$6,648
Provision for loan losses	10	2,264	(1,035)	1,089	2,328
Loans charged off	(322)	(63)	(587)	(1,540)	(2,512)
Recoveries	238	114	12	709	1,073
Total ending allowance balance	$1,013	$4,274	$979	$1,271	$7,537

September 30, 2015	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,426	$4,195	$1,602	$1,111	$8,334
Provision for loan losses	(256)	(272)	697	541	710
Loans charged-off	(263)	(1,970)	(24)	(1,016)	(3,273)
Recoveries	336	47	228	520	1,131
Total ending allowance balance	$1,243	$2,000	$2,503	$1,156	$6,902

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015:

September 30, 2016	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,705	$245	$2	$2,952
Collectively evaluated for impairment		1,013	1,569	734	1,269	4,585
Total ending allowance balance		$1,013	$4,274	$979	$1,271	$7,537

Loans:
Loans individually evaluated for impairment		$724	$13,391	$9,099	$216	$23,430
Loans collectively evaluated for impairment		272,611	202,230	88,093	135,223	698,157
Total ending loans balance		$273,335	$215,621	$97,192	$135,439	$721,587

December 31, 2015	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$311	$1,850	$3	$2,164
Collectively evaluated for impairment		1,087	1,648	739	1,010	4,484
Total ending allowance balance		$1,087	$1,959	$2,589	$1,013	$6,648

Loans:
Loans individually evaluated for impairment		$1,001	$7,318	$8,691	$218	$17,228
Loans collectively evaluated for impairment		222,874	161,994	73,245	110,411	568,524
Total ending loans balance		$223,875	$169,312	$81,936	$110,629	$585,752

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015:

September 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,918	$5,918	$2,603
Nonowner-occupied	387	387	102
Commercial and industrial	391	391	245
Consumer:
Home equity	216	216	2
With no related allowance recorded:
Residential real estate	724	724	----
Commercial real estate:
Owner-occupied	3,291	2,744	----
Nonowner-occupied	5,614	3,798	----
Construction	641	544	----
Commercial and industrial	8,708	8,708	----
Total	$25,890	$23,430	$2,952

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$204	$204	$204
Nonowner-occupied	396	396	107
Commercial and industrial	4,355	4,355	1,850
Consumer:
Home equity	218	218	3
With no related allowance recorded:
Residential real estate	1,001	1,001	----
Commercial real estate:
Owner-occupied	3,812	3,265	----
Nonowner-occupied	5,178	2,773	----
Construction	680	680	----
Commercial and industrial	4,336	4,336	----
Total	$20,180	$17,228	$2,164

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,427	$94	$94	$2,815	$241	$241
Nonowner-occupied	389	5	5	392	15	15
Commercial and industrial	391	----	----	391	----	----
Consumer:
Home equity	217	1	1	218	5	5
With no related allowance recorded:
Residential real estate	725	4	4	728	20	20
Commercial real estate:
Owner-occupied	2,797	37	37	2,879	120	120
Nonowner-occupied	3,680	33	33	3,557	75	75
Construction	363	11	11	521	108	108
Commercial and industrial	8,575	103	103	8,234	290	290
Total	$22,564	$288	$288	$19,735	$874	$874

	Three months ended September 30, 2015					Nine months ended September 30, 2015
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$895	$	----	$	----	$895	$	----	$	----
Commercial real estate:
Owner-occupied	204		11		11	204		11		11
Nonowner-occupied	401		5		5	404		70		70
Commercial and industrial	3,589		52		52	3,343		117		117
Consumer:
Home equity	218		2		2	219		6		6
With no related allowance recorded:
Residential real estate	1,005		11		11	761		36		36
Commercial real estate:
Owner-occupied	2,873		74		74	2,617		135		135
Nonowner-occupied	2,910		12		12	3,605		37		37
Construction	680		----		----	510		----		----
Commercial and industrial	3,800		26		26	3,897		133		133
Total	$16,575		$193		$193	$16,455		$545		$545

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2016 and December 31, 2015, other real estate owned secured by residential real estate totaled $986 and $1,131, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,042 and $988 as of September 30, 2016 and December 31, 2015, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2016 and December 31, 2015:

September 30, 2016	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$152	$3,387
Commercial real estate:
Owner-occupied	207	1,575
Nonowner-occupied	----	2,711
Construction	----	544
Commercial and industrial	----	661
Consumer:
Automobile	53	16
Home equity	----	35
Other	31	98
Total	$443	$9,027

December 31, 2015	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$20	$2,048
Commercial real estate:
Owner-occupied	----	404
Nonowner-occupied	----	2,737
Construction	----	769
Commercial and industrial	----	1,152
Consumer:
Automobile	18	27
Home equity	----	96
Other	1	3
Total	$39	$7,236

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2016 and December 31, 2015:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,355	$1,677	$2,164	$8,196	$265,139	$273,335
Commercial real estate:
Owner-occupied	162	338	1,508	2,008	80,196	82,204
Nonowner-occupied	226	316	2,235	2,777	96,146	98,923
Construction	414	----	182	596	33,898	34,494
Commercial and industrial	370	230	602	1,202	95,990	97,192
Consumer:
Automobile	1,030	228	63	1,321	57,038	58,359
Home equity	174	----	----	174	19,985	20,159
Other	1,120	199	56	1,375	55,546	56,921
Total	$7,851	$2,988	$6,810	$17,649	$703,938	$721,587

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,564	$1,484	$1,708	$5,756	$218,119	$223,875
Commercial real estate:
Owner-occupied	141	33	371	545	72,913	73,458
Nonowner-occupied	35	334	2,737	3,106	68,896	72,002
Construction	----	2	769	771	23,081	23,852
Commercial and industrial	31	88	1,077	1,196	80,740	81,936
Consumer:
Automobile	727	197	36	960	43,606	44,566
Home equity	75	----	76	151	20,690	20,841
Other	420	104	4	528	44,694	45,222
Total	$3,993	$2,242	$6,778	$13,013	$572,739	$585,752

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

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2016 and December 31, 2015:

September 30, 2016	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate
Interest only payments	$724	$	----	$724
Commercial real estate:
Owner-occupied
Interest only payments	316		----	316
Rate reduction	----		232	232
Reduction of principal and interest payments	586		----	586
Maturity extension at lower stated rate than market rate	1,610		----	1,610
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	600		2,374	2,974
Rate reduction	387		----	387
Credit extension at lower stated rate than market rate	574		----	574
Commercial and industrial
Interest only payments	7,750		----	7,750
Credit extension at lower stated rate than market rate	957		392	1,349
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	216		----	216

Total TDR's	$13,924		$2,998	$16,922

December 31, 2015	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate
Interest only payments	$1,001	$	----	$1,001
Commercial real estate:
Owner-occupied
Interest only payments	433		----	433
Rate reduction	----		232	232
Reduction of principal and interest payments	604		----	604
Maturity extension at lower stated rate than market rate	1,996		----	1,996
Credit extension at lower stated rate than market rate	204		----	204
Nonowner-occupied
Interest only payments	300		2,473	2,773
Rate reduction	396		----	396
Commercial and industrial
Interest only payments	7,579		----	7,579
Credit extension at lower stated rate than market rate	226		391	617
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	218		----	218

Total TDR's	$12,957		$3,096	$16,053

During the three months ended September 30, 2016, the TDR's described above increased the provision expense and the allowance for loan losses by $14, with corresponding charge-offs of $11.  During the nine months ended September 30, 2016, the TDR's described above decreased the provision expense and the allowance for loan losses by $1,105, with corresponding charge-offs of $11.  These results are compared to a $44 decrease in both the provision expense and the allowance for loan losses during the three and nine months ended September 30, 2015, with corresponding charge-offs of $1,422.  During the year ended December 31, 2015, the TDR's described above increased the allowance for loan losses and provision expense by $93 with corresponding charge-offs of $1,422.  The charge-offs of $1,422 during 2015 included $1,304 that were related to specific reserves that had already been provided for during 2014, and, as a result, did not impact provision expense during 2015.

At September 30, 2016, the balance in TDR loans increased $869, or 5.4%, from year-end 2015.  The increase was largely from additional funds advanced to one commercial and industrial loan relationship during the third quarter of 2016.  The Company had 82% of its TDR's performing according to their modified terms at September 30, 2016, as compared to 81% at December 31, 2015.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $553 at September 30, 2016, as compared to $1,669 in reserves at December 31, 2015.  At September 30, 2016, the Company had $1,292 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, as compared to $995 at December 31, 2015.

There were no TDR loan modifications during the three months ended September 30, 2016.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended September 30, 2015:

	TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Three months ended September 30, 2015	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Maturity extension at lower stated rate than market rate	$1,025	$1,025	$	----	$	----
Total TDR's	$1,025	$1,025	$	----	$	----

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the nine months ended September 30, 2016 and 2015:

	TDR's Performing to Modified Terms				TDR's Not Performing to Modified Terms
Nine months ended September 30, 2016	Pre-Modification Recorded Investment		Post-Modification Recorded Investment		Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial real estate:
Nonowner-occupied
Interest only payments	$	----	$	----	$226	$226
Credit extension at lower stated rate than market rate		574		574	----	----
Total TDR's		$574		$574	$226	$226

	TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Nine months ended September 30, 2015	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate:
Interest only payments	$495	$495	$	----	$	----
Commercial real estate:
Owner-occupied
Maturity extension at lower stated rate than market rate	1,025	1,025		----		----
Total TDR's	$1,520	$1,520	$	----	$	----

During the third quarter of 2016, the Company placed one commercial real estate TDR totaling $226 on nonaccrual status.  The borrower continues to experience financial difficulty and the Company has started the foreclosure process.  The Company reviewed the loan's collateral during the third quarter and identified $11 in collateral impairment, which resulted in a partial charge-off of principal.  There were no specific allocations of the allowance for loan losses recorded on the impaired TDR loan at September 30, 2016.  All of the Company's loans that were restructured during the nine months ended September 30, 2015 were performing in accordance with their modified terms.  Excluding the commercial real estate loan of $226 previously mentioned, there were no other TDR's described above at September 30, 2016 and 2015 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the nine months ended September 30, 2016 increased the provision expense and the allowance for loan losses by $11.  As of September 30, 2016, the Company had no allocation of reserves to customers whose loan terms were modified during the first nine months of 2016. The loans modified during the nine months ended September 30, 2015 had no impact on the provision expense or the allowance for loan losses.  As of September 30, 2015, the Company had no allocation of reserves to customers whose loan terms were modified during the first nine months of 2015.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2016	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$72,943	$370	$8,891	$82,204
Nonowner-occupied	88,613	367	9,943	98,923
Construction	33,951	----	543	34,494
Commercial and industrial	94,011	----	3,181	97,192
Total	$289,518	$737	$22,558	$312,813

December 31, 2015	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$62,287	$6,738	$4,433	$73,458
Nonowner-occupied	61,577	6,305	4,120	72,002
Construction	23,080	----	772	23,852
Commercial and industrial	70,852	5,232	5,852	81,936
Total	$217,796	$18,275	$15,177	$251,248

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2016 and December 31, 2015:

September 30, 2016	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$58,290	$20,124	$56,792	$269,796	$405,002
Nonperforming	69	35	129	3,539	3,772
Total	$58,359	$20,159	$56,921	$273,335	$408,774

December 31, 2015	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$44,521	$20,745	$45,218	$221,807	$332,291
Nonperforming	45	96	4	2,068	2,213
Total	$44,566	$20,841	$45,222	$223,875	$334,504

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.09% of total loans were unsecured at September 30, 2016, down from 6.06% at December 31, 2015.

NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2016, the contract amounts of these instruments totaled approximately $67,556, compared to $62,415 at December 31, 2015.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2016 and December 31, 2015 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At September 30, 2016 and December 31, 2015, FHLB Borrowings included $84 and $117 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2016	$26,747	$8,918	$35,665
December 31, 2015	$20,028	$3,918	$23,946

Pursuant to collateral agreements with the FHLB, advances were secured by $263,867 in qualifying mortgage loans, $80,092 in commercial loans and $5,365 in FHLB stock at September 30, 2016.  Fixed-rate FHLB advances of $26,663 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.08%.  There were no variable-rate FHLB borrowings at September 30, 2016.

At September 30, 2016, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at September 30, 2016.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $189,639 at September 30, 2016.  Of this maximum borrowing capacity, the Company had $115,976 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of August 1, 2026, and have fixed rates ranging from 1.25% to 4.09% through August 1, 2021 and a year-to-date weighted average cost of 2.05% at September 30, 2016, as compared to 1.38% at December 31, 2015.  Promissory notes payable by Ohio Valley to related parties totaled $360 at September  30, 2016.  Promissory notes payable to other banks totaled $5,000 at September 30, 2016.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $47,000 at September 30, 2016 and $34,800 at December 31, 2015.

Scheduled principal payments as of September 30, 2016:

	FHLB Borrowings	Promissory Notes	Totals

2016	$585	$1,905	$2,490
2017	5,022	2,019	7,041
2018	1,967	946	2,913
2019	1,906	453	2,359
2020	1,817	471	2,288
Thereafter	15,450	3,124	18,574
	$26,747	$8,918	$35,665

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.9% and 90.2% of total consolidated revenues for the quarters ended September 30, 2016 and 2015, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended September 30, 2016
	Banking	Consumer Finance	Total Company

Net interest income	$8,396	$589	$8,985
Provision expense	1,675	33	1,708
Noninterest income	1,655	38	1,693
Noninterest expense	8,167	661	8,828
Tax expense (benefit)	(193)	(23)	(216)
Net income (loss)	402	(44)	358
Assets	957,889	12,341	970,230

	Three Months Ended September 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$7,627	$658	$8,285
Provision expense (benefit)	10	(21)	(11)
Noninterest income	1,522	62	1,584
Noninterest expense	7,106	621	7,727
Tax expense	471	40	511
Net income	1,562	80	1,642
Assets	795,458	13,008	808,466

	Nine Months Ended September 30, 2016
	Banking	Consumer Finance	Total Company

Net interest income	$23,684	$2,607	$26,291
Provision expense	2,180	148	2,328
Noninterest income	6,220	569	6,789
Noninterest expense	22,460	2,110	24,570
Tax expense	975	311	1,286
Net income	4,289	607	4,896
Assets	957,889	12,341	970,230

	Nine Months Ended September 30, 2015
	Banking	Consumer Finance	Total Company

Net interest income	$22,690	$2,674	$25,364
Provision expense	685	25	710
Noninterest income	6,351	639	6,990
Noninterest expense	20,679	2,029	22,708
Tax expense	1,834	426	2,260
Net income	5,843	833	6,676
Assets	795,458	13,008	808,466

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading "Item 1A. Risk Factors" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and Part II, Item 1.A. "Risk Factors" in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, and June 30, 2016. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

On August 5, 2016, the Company completed the merger of Milton Bancorp, Inc. ("Milton Bancorp") into Ohio Valley.  Immediately following the merger, Milton Bancorp's wholly-owned subsidiary, The Milton Banking Company ("Milton Bank"), was merged with and into the Bank.  Milton Bank's results of operations were included in the Company's results beginning August 6, 2016.  This transaction resulted in the addition of $132 million in assets and 5 branch locations in Jackson, Madison and Pickaway counties in Ohio.

Net income totaled $358 during the third quarter of 2016, a decrease of $1,284, or 78.2%, compared to $1,642 during the third quarter of 2015.  Earnings per share for the third quarter of 2016 also decreased by $.32, or 80.0%, compared to the third quarter of 2015, to finish at $.08 per share.  The Company's net income during the nine months ended September 30, 2016 totaled $4,896, a decrease of $1,780, or 26.7%, compared to $6,676 during the nine months ended September 30, 2015.  Earnings per share during the first nine months of 2016 decreased by $.47, or 29.0%, compared to the first nine months of 2015, to finish at $1.15 per share.  Lower earnings were impacted primarily by higher provision expense experienced during the third quarter of 2016 due to increased specific allocations associated with two asset impairments.  Merger expenses related to acquisition activities also contributed to the decline in net income for the three and nine months ended September 30, 2016.

The annualized net income to average asset ratio, or return on assets ("ROA"), decreased to 0.74% at September 30, 2016, compared to 1.06% at September 30, 2015.  The Company's net income to average equity ratio, or return on equity ("ROE"), also decreased to 6.85% at September 30, 2016, compared to 10.10% at September 30, 2015.

Net interest income for the three and nine months ended September 30, 2016 showed positive growth over the same periods in 2015. The increase came primarily from interest revenues associated with $113 million in loans acquired from Milton Bank.  The acquisition of loans also contributed to a $97 million increase in the Company's average earning assets during the third quarter of 2016.  Also contributing to net interest income growth was higher interest recorded from the Company's interest-bearing Federal Reserve clearing account.  Average interest-bearing balances maintained at the Federal Reserve during the first nine months of 2016 grew 6.2% over 2015, impacted by seasonal tax processing activity.  However, it has been the Federal Reserve's action of increasing short-term interest rates in December 2015 by 25 basis points that contributed most to higher interest income on deposits.

During the three months ended September 30, 2016, provision expense increased $1,719 from the prior year's third quarter, and increased $1,618 during the nine months ended 2016 versus the same period in 2015.  Higher provision expense during both periods was largely due to an increase in specific allocations associated with two commercial real estate loans.  Management's analysis of both collateral dependent impaired loans identified asset impairment, which resulted in charges to provision expense of $814 during the three months ended September 30, 2016, and $2,399 during the nine months ended September 30, 2016.  The general reserve for loan losses remained relatively stable from year-end 2016 due to improved economic risk factors resulting from lower historical loan losses and smaller criticized asset balances.  The allowance for loan losses was 1.04 percent of total loans at September 30, 2016, compared to 1.13 percent at December 31, 2015 and 1.18 percent at September 30, 2015.

Total noninterest income during the three months ended September 30, 2016 increased $109, or 6.9%, over the third quarter in 2015, but decreased $201, or 2.9%, during the first nine months of 2016 as compared to the same period in 2015.  On a year-to-date basis, the Company's lower noninterest income has been largely due to less tax processing fees through ERC/ERD transactions.  Although the volume of tax refunds processed increased during 2016, tax refund processing fees totaled $2,037, a decrease of $325 from the same period during 2015.  This decrease was due to the per-item fees received by the Company being lower under the new contract with the third-party tax refund product provider.  The remaining noninterest categories were impacted by lower gains on sale of securities combined with increasing service charges on deposit accounts, earnings from tax-free bank owned life insurance ("BOLI") investments and interchange fees earned on debit and credit card transactions. The acquisition of Milton Bank provided the largest impact to the quarterly noninterest income growth, coming mostly from service charges on deposits.

Total noninterest expense increased $1,101 for the third quarter of 2016, and increased $1,862 during the first nine months of 2016, as compared to the same periods in 2015.  Higher overhead expense was primarily related to merger expenses from the acquisition of Milton Bancorp.  Merger expenses include integration costs, legal and accounting fees, and investment banking expenses.  Further impacting overhead expense were increases in salaries and employee benefit costs due to annual merit increases and higher health insurance.

At September 30, 2016, total assets were $970,230, compared to $796,285 at year-end 2015.  The increase was impacted by $132 million in assets acquired from Milton Bank, consisting mostly of $113 million in loans and $6 million in securities.  Gross loan balances of $721,587 at September 30, 2016 increased by $135,835 from year-end 2015.  In addition to Milton Bank loan acquisitions, the Company also benefited from new commercial real estate loan originations during 2016 within the Athens, Ohio market.  In late 2015, the Company's new loan production office opened in Athens, Ohio, and as of September 30, 2016, had nearly $17 million in loans outstanding.  Asset growth was also impacted by an $11,966 increase to interest-bearing deposits from the Company's Federal Reserve clearing account that were generated from seasonal tax clearing activities during the first nine months of 2016. Total investment securities also increased 11.6% from year-end 2015, due mostly to new purchases of mortgage-backed securities during 2016 and investment securities acquired from Milton Bank.

Total liabilities were $864,442 at September 30, 2016, up $158,627 since December 31, 2015. The increase came mostly from $119 million in deposits acquired from Milton Bank, consisting of $27 million in checking account balances, $46 million in savings and NOW accounts, and $46 million in time deposits.  The Company also experienced organic deposit growth during 2016 from its noninterest-bearing demand accounts, as well as its interest-bearing deposit accounts, coming mostly from municipal public fund deposits and statement savings account balances. In addition, Ohio Valley issued a $5,000 promissory note to a bank during the third quarter of 2016 which increased liabilities.  The borrowed funds were used to finance part of the purchase price of the Milton acquisition.

At September 30, 2016, total shareholders' equity was $105,788, up $15,318 since December 31, 2015.  The consideration paid for Milton Bancorp totaled $18,875, of which $11,444 was the market value of Ohio Valley's common shares and $7,431 was cash.  Regulatory capital ratios of the Company remained significantly higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2016 and December 31, 2015

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2016 compared to December 31, 2015.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2016, cash and cash equivalents increased $16,355, to finish at $61,885, compared to $45,530 at December 31, 2015.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2015, mostly from seasonal increases in ERC/ERD transactions.  The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these excess funds.  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee, which currently is 0.50%.

In December 2015, short-term interest rates were increased by 25 basis points, which had a corresponding effect to the interest revenue growth experienced during the three and nine months ended September 30, 2016 on Federal Reserve Bank clearing account balances.  This interest rate is higher than what the Company would have received from its investments in federal funds sold, currently in range of less than 0.50%.  Furthermore, Federal Reserve Bank balances are 100% secured.

The Company also recognized $1,686 in net cash acquired from the Milton merger on August 5, 2016 which contributed to the increase in cash and cash equivalents at September 30, 2016.  This increase came mostly from $9,117 in cash and cash equivalents acquired from Milton Bank partially offset by $7,431 in cash paid for common and preferred shares as part of the total purchase price of the merger.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At September 30, 2016, the Company had $1,670 in certificates of deposit owned by the Captive, relatively unchanged from year-end 2015.  The deposits on hand at September 30, 2016 consist of six certificates with maturity terms ranging from less than 1 year up to 3 years.

Securities

The balance of total securities increased $12,957, or 11.6%, compared to year-end 2015.  The acquired investment securities from Milton Bank totaled $5,868, consisting mostly of U.S. Government sponsored entity securities of $2,628 and U.S. Government agency ("Agency") mortgage-backed securities of $2,845.  The Company's investment securities portfolio is made up mostly of Agency mortgage-backed securities, which increased $11,538, or 14.0%, from year-end 2015 and represented 75.7% of total investments at September 30, 2016.  During the first nine months of 2016, the Company invested $20,313 in new Agency mortgage-backed securities, while receiving principal repayments of $13,256.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $721,587 at September 30, 2016, representing an increase of $135,835, or 23.2%, as compared to $585,752 at December 31, 2015.  This loan growth was attributable to the $113,298 in loans acquired from Milton Bank in addition to $28,247 of organic loan growth during the year, coming mostly from the Athens, Ohio market.  Loan balance growth came mostly from higher commercial real estate balances.

The commercial lending segment increased $61,565, or 24.5%, from year-end 2015, which came mostly from the commercial real estate loan portfolio, which increased $46,309, or 27.4%, from year-end 2015.  The commercial real estate loan segment comprises the largest portion of the Company's total commercial loan portfolio, representing 68.9% at September 30, 2016.  At September 30, 2016, the outstanding balance of commercial real estate loans acquired from Milton Bank totaled $24,047.  The Company's growth in commercial real estate loans was also impacted by its Athens, Ohio market.  In December 2015, the Company opened a loan production office in Athens, Ohio to expand its market presence.  Loan demand was very responsive within the Athens location, producing $5,284 in loans during the first quarter of 2016 and $9,900 in loans during the second quarter of 2016.  As a result, commercial real estate loan balances from the Athens loan production office have increased $16,757 since year-end 2015.  Furthermore, organic loan volume contributed to construction loans being up $10,642, or 44.6%, from year-end 2015.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  At September 30, 2016, the outstanding balance of commercial and industrial loans acquired from Milton Bank totaled $14,725, which contributed to most of the year-to-date growth within this portfolio segment.  While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances increased $24,810, or 22.4%, from year-end 2015.  At September 30, 2016, the outstanding balance of consumer loans acquired from Milton Bank totaled $22,820, which contributed to most of the year-to-date growth.  Most of Milton Bank's acquired consumer loans were from automobile loans, totaling $8,945 at the end of the third quarter of 2016.  Total automobile loans were up $13,793, or 31.0%, and represent the Company's largest consumer loan segment at 43.2% of total consumer loans.  Further impacting consumer loan growth were loans secured by deposits and unsecured loans.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

The residential real estate loan segment comprises the largest portion of the Company's loan portfolio at 37.9% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first nine months of 2016 increased $49,460, or 22.1%, from year-end 2015.  At September 30, 2016, the outstanding balance of residential real estate loans acquired from Milton Bank totaled $45,996, which contributed to most of the year-to-date growth.  The organic loan production within the real estate portfolio consists of increasing short-term adjustable-rate mortgages partially offset by decreasing long-term fixed-rate mortgages. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2015.

Allowance for Loan Losses

The Company established a $7,537 allowance for loan losses at September 30, 2016, which was an increase from the $6,648 allowance at year-end 2015. The allowance was impacted by higher specific allocations from year-end 2015. Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  When re-evaluating the impaired loan balances to their corresponding collateral values at September 30, 2016, a specific allocation of $2,952 was needed to fund the allowance for loan losses, representing an increase of $788, or 36.4%, from year-end 2015.  This higher reserve allocation was impacted mostly by two impaired commercial real estate loan relationships that required specific reserves of $2,399 at September 30, 2016.  Of this, a total of $1,585 in specific reserves had been provided for during the second quarter of 2016, with the remaining portion being recorded during the third quarter of 2016 based on updated collateral values.  This was partially offset by the charge-off of a collateral dependent impaired loan's specific allocation of $586 during the third quarter of 2016.  This specific reserve had been allocated for during 2015 which resulted in no corresponding provision expense impact in 2016.  Further offsetting the specific reserve increase was the reduction of $1,155 in specific reserves that were previously related to one commercial and industrial loan relationship.  During the second quarter of 2016, a re-evaluation of this borrower's financial performance identified significant improvement, which resulted in a credit quality upgrade to the borrower relationship and no identified collateral impairment at September 30, 2016.

As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. During the first nine months of 2016, the general allocation component of the allowance for loan losses was relatively stable, increasing $101, or 2.3%, from year-end 2015.  A portion of the increase can be attributed to a higher balance of classified assets at September 30, 2016, being partially offset by lower criticized assets from year-end 2015.  The changes in classified and criticized assets from year-end 2015 came primarily from commercial real estate and commercial and industrial loans.  Also partially offsetting increases to the general reserve is a decreasing historical loss factor from year-end 2015.

The Company also experienced increases in its troubled assets, with nonperforming loans to total loans finishing at 1.31% at September 30, 2016, as compared to 1.24% at December 31, 2015.  The Company's nonperforming assets to total assets finished at 1.25% at September 30, 2016, an increase of 4 basis points from year-end 2015.  Impaired loans at September 30, 2016 increased $6,202, or 36.0%, from year-end 2015.  This increase was largely from the debt restructuring of one owner-occupied commercial real estate loan relationship during the second quarter of 2016.

The Company maintained its allowance for loan losses to total loans ratio at 1.04% at September 30, 2016 and 1.13% at year-end 2015.  Management believes that the allowance for loan losses at September 30, 2016 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2016 increased $145,037, or 22.0%, from year-end 2015.  This deposit growth was largely impacted by the $119,215 in deposits acquired from Milton Bank on August 5, 2016. The acquired deposits consisted of $46,283 in time deposits, $45,687 in savings, NOW and money market accounts, and $27,245 in noninterest-bearing demand  deposits.
Deposit growth came primarily from interest-bearing NOW accounts, which increased $34,462, or 27.7%, during the first nine months of 2016 as compared to year-end 2015.  This increase was largely driven by growth in municipal NOW products. Interest-bearing deposit growth also came from statement savings account balances, which increased $36,448, or 61.3%, from year-end 2015.
Also during the first nine months of 2016, the Company experienced an increase in its noninterest-bearing demand deposit accounts, which increased $39,434, or 22.3%, from year-end 2015.  The increase came largely from business checking and incentive-based checking products.
During the first nine months of 2016, time deposits increased $32,453, or 20.4%, from year-end 2015.  As CD market rates continue to adjust downward, the spread between a short-term CD rate and a statement savings rate has become small enough that many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future.  This change in time deposits from year-end 2015 fits within management's strategy of focusing on more "core" deposit balances that include interest-bearing demand, savings, money market and noninterest-bearing deposit balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2016, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $35,665 at September 30, 2016, an increase of $11,719, or 48.9%, from year-end 2015. The increase was related to management's decision to fund specific fixed-rate loans with like-term FHLB advances during the first and second quarters of 2016. Furthermore, Ohio Valley issued a $5,000 promissory note to a bank during the third quarter of 2016 to help finance the cash disbursements related to the Milton Bancorp acquisition. The note has a 10-year maturity that is fixed for 5 years.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders' Equity
The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At September 30, 2016, the Bank's capital exceeded the minimum requirements to be deemed "well capitalized" under applicable prompt corrective action regulations. Total shareholders' equity at September 30, 2016 of $105,788 increased $15,318, or 16.9%, as compared to $90,470 at December 31, 2015. Shareholders' equity at September 30, 2016 included $11,444 from the 523,518 shares of common stock that were issued in conjunction with the acquisition of Milton Bancorp. Further contributing to capital growth was year-to-date net income of $4,896, partially offset by cash dividends paid of $2,605, or $.61 per share.  The change in unrealized gains on investment securities increased capital by $1,008 during the nine months ended September 30, 2016.

Comparison of Results of Operations
for the Three and Nine Months Ended
September 30, 2016 and 2015

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2016 compared to the same periods in 2015. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities.  During the third quarter of 2016, net interest income increased $700, or 8.4%, as compared to the third quarter of 2015.  During the nine months ended September 30, 2016, net interest income increased $927, or 3.7%, as compared to the nine months ended September 30, 2015.  Net interest income for both periods was impacted by the Milton Bank acquisition, which included interest income on over $119 million of earning assets partially offset by interest expense on over $119 million of interest-bearing deposits.  In total, the Company benefited from $896 in net interest income generated by the Milton Bank acquisition during the third quarter of 2016.

Total interest and fee income recognized on the Company's earning assets increased $808, or 9.0%, during the third quarter of 2016, which contributed to a year-to-date increase of $998, or 3.6%, as compared to the same periods in 2015.  While the Company generated loan growth primarily through the Milton Bank merger, there were already trends of loan origination improvement making a positive impact to loan earnings.  The Athens, Ohio loan production office has generated over $16 million in commercial real estate loans since year-end 2015, while construction loans have grown over 44.6% since year-end 2015.  With the merger and improved loan production, the Company's loan income now comprises a larger share of interest and fee income compared to the third quarter of 2015.  As a result, total interest and fees on loans increased $762, or 9.2%, during the third quarter of 2016, while the Company's year-to-date loan revenue improved over the prior year by $775, or 3.1%.

During the three and nine months ended September 30, 2016, total other interest income increased $40 and $186, as compared to the same periods in 2015, respectively.  The increases were primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  This interest-bearing account carried an interest rate of 0.25% during most of 2015.  In December 2015, the Federal Reserve increased short-term rates by 25 basis points, which increased the Federal Reserve clearing account's interest rate from 0.25% to 0.50%.  The timing of this rate adjustment benefited the Company, as it entered into the first quarter experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that were maintained within the Federal Reserve clearing account.

The remaining interest income categories increased $6 and $37 during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, respectively. The increase came primarily from Agency mortgage-backed securities.  The investment prices for Agency mortgage-backed securities continue to adjust closer to their par values, resulting in less monthly premium expense and higher return yields.

Total yields on the Company's earning assets decreased from the prior year.  While yields on loans remain below the prior year, yields on investment securities continue to improve, with newer Agency mortgage-backed security purchases being acquired at higher investment rates.  Asset yields have also been positively impacted by the Federal Reserve's 25 basis point increase in short-term interest rates from December 2015.  The effect of this rate adjustment was felt mostly in the higher average balances associated with the Federal Reserve clearing account due to seasonal tax refund deposits.  As a result of these factors, the earning asset yield at September 30, 2016 was 4.69%, compared to 4.75% at September 30, 2015.

Total interest expense incurred on the Company's interest-bearing liabilities during the third quarter of 2016 increased $108, or 14.8%, and increased $71, or 3.3%, during the first nine months of 2016, as compared to the same periods in 2015.  The increases were primarily from the Milton Bank acquired deposits that generated more interest expense.  However, the Company's interest expense continues to be minimized by a sustained low-rate environment that has impacted the repricings of various Bank deposit products, including certain interest-bearing demand accounts.  This has contributed to a lower weighted average cost of the Company's core deposits, which finished at 0.23% at September 30, 2016, as compared to 0.28% at September 30, 2015. The Company continues to utilize more of its lower cost, core deposit funding sources to further reduce interest expense.  In addition, over 60% of the acquired Milton Bank deposits consisted of core deposit funding sources.  As a result, the Company's average interest- and non-interest bearing core deposits increased $47,449, or 8.9%, while the average balances of higher costing time deposits decreased $9,147, or 5.4%, during the first nine months of 2016, as compared to the same period in 2015.  The decreases in average market interest rates and the continued emphasis on utilizing lower costing deposit balances have caused the Company's total weighted average costs on interest-bearing deposits to decrease by 3 basis points from 0.45% at September 30, 2015 to 0.42% at September 30, 2016.

During 2016, the Company's average asset yields have completely offset the decline in funding costs.  As a result, the Company's net interest margin results were lower from the prior year, finishing at 4.29% during the third quarter of 2016 and 4.34% during the first nine months of 2016, as compared to 4.46% and 4.38% during the same periods in 2015, respectively.  While the Company benefited in the first half of 2016 from a heightened level of excess funds within its Federal Reserve clearing account, the focus will be on re-deploying the retained portion of these funds to higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses
During the third quarter of 2016, the Company experienced an increase in provision expense of $1,719 compared to negative provision expense during the third quarter of 2015.  As a result, provision expense during the nine months ended September 30, 2016 increased by $1,618, as compared to the first nine months of 2015.  The quarterly increase in provision expense was primarily due to an increase in specific allocations associated with two commercial real estate loans.  As previously mentioned, management determined there was collateral impairment on both loans, which resulted in an increase of $814 to specific reserves and a corresponding charge to provision expense during the third quarter of 2016. Further impacting the comparison of quarterly provision expense were the payoffs of two commercial real estate loans during the third quarter of 2015. Prior to payoff, a specific allocation of $621 had been provided for based on the collateral values associated with the two impaired commercial loans.  In September 2015, the Company was successful in collecting the full amount of principal on both loans, which resulted in none of the specific allocation being used.

Net charge-offs increased $574 during the third quarter of 2016, but decreased $703 during the first nine months of 2016, as compared to the same periods in 2015. The quarterly increase was largely from the charge-off of a $586 specific allocation associated with a commercial and industrial loan relationship.  The provision expense impact was limited to just the general reserve allocation, as the specific allocation had already been provided for during the second quarter of 2015.   The year-to-date decrease in net charge-offs was largely from a $1,304 charge-off of a collateral dependent impaired loan's specific reserve which occurred in the second quarter of 2015.  Since the specific reserve had been allocated for during 2014, there was no corresponding provision expense impact associated with this charge-off in 2015.  Excluding the charge-offs of both specific reserves from 2016 and 2015, the remaining net charge-offs during the year-to-date period at September 30, 2016 were comparable to 2015.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2016 increased $109, or 6.9%, from the three months ended September 30, 2015.  However, noninterest income for the nine months ended September 30, 2016 decreased $201, or 2.9%, from the nine months ended September 30, 2015.  Noninterest income for both periods was impacted by the Milton Bank acquisition, which included revenue primarily from service charges on deposit accounts and ATM fees.  In total, the Company benefited from $101 in noninterest income generated by the Milton Bank acquisition during the third quarter of 2016.  Yet, these positive contributions were not enough to offset the decreased earnings in other areas of noninterest income on a year-to-date basis.  Lower noninterest income during the first nine months of 2016 has been largely affected by the Company's seasonalERC/ERD fees, which decreased $325, or 13.8%, compared to the same period in 2015.  In the fourth quarter of 2014, the Bank entered into a new agreement with a third-party tax refund product provider, which lowered the per-item fee associated with each refund facilitated.  As a result, even though the Company experienced an increase in the number of ERC/ERD transactions that were facilitated, the lower fee structure caused tax processing revenues to be lower than the year before.  As a result of ERC/ERD fee activity being mostly seasonal during the first half of 2016, only a minimal amount of income is expected during the fourth quarter of 2016.

Also impacting lower noninterest income during both the quarterly and year-to-date periods of 2016 were gains on sale of securities. During the second and third quarters of 2015, the Company sold some of its lower-yielding, Agency mortgage-backed securities resulting in gains of $28 and $163, respectively, while reinvesting the proceeds into higher-yielding securities. The Company has not sold any of its securities during 2016.

The Company recognized positive contributions from its remaining noninterest income categories, which were primarily due to increases in service charges on deposit accounts, earnings from tax-free BOLI investments and interchange fees earned on debit and credit card transactions.

Noninterest Expense
Noninterest expense during the third quarter of 2016 increased $1,101, or 14.2%, from the third quarter in 2015.  Noninterest expense during the first nine months of 2016 also increased $1,862, or 8.2%, over the first nine months of 2015.  The acquisition of Milton Bank contributed to an increase in most of the noninterest expense categories, reflecting both merger related expenses and recurring expenses related to having a larger organization after the merger.  Excluding merger related expenses, the Company recognized $574 from various recurring noninterest expenses generated by the Milton Bank acquisition during the third quarter of 2016.  Management expects noninterest categories such as salaries and employee benefits, and occupancy, furniture and equipment expense to increase for future periods due to the merger.

The Company's largest noninterest expense item, salaries and employee benefits, increased $476, or 10.4%, during the three months ended September 30, 2016, and $748, or 5.6%, during the nine months ended September 30, 2016, as compared to the same periods in 2015.  The increase was primarily related to adding Milton Bank employees, annual merit increases and higher health insurance costs.

The Company has also recorded merger related expenses totaling $416 during the three months ended September 30, 2016, and $777 during the nine months ended September 30, 2016, as compared to the same periods in 2015.  The merger was closed on August 5, 2016.  As of September 30, 2016, the Company has incurred the majority of its merger related expenses and anticipates these expenses to decrease during the fourth quarter of 2016.
The remaining noninterest expense categories increased $209, or 6.6%, during the third quarter of 2016, as compared to the third quarter of 2015.   During the first nine months of 2016, the remaining noninterest expense categories increased $337, or 3.6%, as compared to the first nine months of 2015. The changes during both periods were primarily due to higher software, building and equipment, and foreclosure costs partially offset by lower FDIC assessment expense.

Provision for income tax expense during the three months ended September 30, 2016 resulted in a benefit of $216 as compared to tax expense of $511 during the three months ended September 30, 2015.  Provision for tax expense finished at $1,286 and $2,260 during the nine months ended September 30, 2016 and 2015, respectively.  The contributing factor to the Company's negative tax expense during the third quarter of 2016 was the significant decrease in income before taxes, which finished at $142 during the third quarter of 2016 compared to $2,153 during the third quarter of 2015.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the quarterly and year-to-date periods ending September 30, 2016, the Company was successful in generating more net interest income primarily due to higher average earning assets while minimizing funding costs.  However, a 13.8% year-over-year decline in tax processing fees combined with higher personnel and merger costs caused overhead expense to outpace net revenue levels during 2016.  As a result, the Company's efficiency levels have regressed, finishing at 81.5% and 73.2% during both the quarterly and year-to-date periods ended September 30, 2016, as compared to the stronger 77.0% and 69.1% efficiency levels during the same periods in 2015.

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
Effective May 15, 2015, the Federal Reserve Board amended the Small Bank Holding Company Policy ("the Policy") that increased from $500 million to $1 billion the asset threshold for a bank to qualify under the Policy.  With assets of approximately $970 million at September 30, 2016, the Company qualified for treatment under the Policy and was not subject to the consolidated capital rules at the bank holding company level.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes that as of September 30, 2016 and year-end 2015, the Bank met all capital adequacy requirements to which it was subject.  Furthermore, when compared to the regulatory minimum, the Bank's tier 1, common equity tier 1, and total risk-based capital ratios exceeded the new capital conservation buffer of 0.625% at September 30, 2016. While the Company expects assets to exceed $1 billion at March 31, 2017, we believe all capital adequacy requirements will be met at the holding company level at that time.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2016 and year-end 2015, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the capital ratios of the Company and Bank and the minimum regulatory requirements:

	9/30/16	12/31/15	Regulatory Minimum

Common equity tier 1 risk-based capital ratio
Company	14.2%	15.6%	N/A
Bank	14.4%	15.1%	4.5%

Tier 1 risk-based capital ratio
Company	15.4%	17.1%	N/A
Bank	14.4%	15.1%	6.0%

Total risk-based capital ratio
Company	16.5%	18.2%	N/A
Bank	15.4%	16.3%	8.0%

Leverage ratio
Company	11.7%	12.2%	N/A
Bank	11.0%	10.8%	4.0%

Cash dividends paid by the Company were $2,605 during the first nine months of 2016 and $2,801 during the first nine months of 2015.  The year-to-date dividends paid totaled $0.61 per share for 2016 and $0.68 for 2015.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $167,140, represented 17.2% of total assets at September 30, 2016. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2016, the Bank could borrow an additional $115,976 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2016, this line had total availability of $42,967. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

Off-Balance Sheet Arrangements

As discussed in Note 6 – Financial Instruments with Off-Balance Sheet Risk, the Company engages in certain off-balance sheet credit-related activities, including commitments to extend credit and standby letters of credit, which could require the Company to make cash payments in the event that specified future events occur. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. While these commitments are necessary to meet the financing needs of the Company's customers, many of these commitments are expected to expire without being drawn upon. Therefore, the total amount of commitments does not necessarily represent future cash requirements.

Critical Accounting Policies
The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company's 2015 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses and business combinations to be critical accounting policies.

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

Business combinations:

Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred and the amount of any noncontrolling interest in the acquiree.  Acquisition related transaction costs are expensed and included in other operational result. When a business is acquired, the Company assesses the financial assets and liabilities assumed for appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions as at the acquisition date.  We are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350 (SFAS No. 142 Goodwill and Other Intangible Assets), goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

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

The following table presents the Company's estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2016 Percentage Change in Net Interest Income	December 31, 2015 Percentage Change in Net Interest Income
+300	(.32%)	(.03%)
+200	.04%	.18%
+100	.19%	.19%
-100	(2.16%)	(2.48%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At September 30, 2016, the interest rate risk profile reflects limited exposure to an increase in interest rates, which is consistent with the interest rate risk profile at December 31, 2015.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors disclosed in Part I, Item 1.A. "Risk Factors" in Ohio Valley's Annual Report for Form 10-K for the fiscal year ended December 31, 2015, and Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2016, as filed with the Securities and Exchange Commission.  These risk factors could materially affect the Company's business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2016.

During the acquisition of Milton Bancorp, there were 523,518 shares issued as part of the transaction that was completed on August 5, 2016.  Further information regarding such issuance was reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2016.

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

OHIO VALLEY BANC CORP.

Date:	November 9, 2016	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	November 9, 2016	By:	/s/Scott W. Shockey
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