Form 10-K
period 2016-12-31
OHIO VALLEY BANC CORP
filed 2017-03-16
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
YES ☐   NO ☑

    Based on the closing sales price of $21.86 per share on June 30, 2016, the aggregate market value of the issuer's shares held by non-affiliates on such date was $79,621,793.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2017 was 4,680,883.

Documents Incorporated By Reference:

(1)	Portions of the 2016 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. ("Ohio Valley" or the "Company") is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act").  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley's common shares are listed on The NASDAQ Global Market under the symbol "OVBC."  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the "Bank").  Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending ("Loan Central"), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central ("Ohio Valley Financial Services"), and OVBC Captive, Inc., a limited purpose property and casualty insurance company ("OVBC Captive").  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the "Company." Ohio Valley's financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company's total revenues, totaled 91.6%, 90.9% and 90.6% of total consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Interested readers can access  Ohio Valley's  annual  reports on Form 10-K, quarterly reports on Form 10-Q, current  reports on  Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through Ohio Valley's Internet website at www.ovbc.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the information contained on Ohio Valley's website into this Annual Report on Form 10-K).  These reports can be accessed free of charge through a link to The NASDAQ Stock Market, LLC's website from Ohio Valley's website as soon as reasonably practicable after Ohio Valley electronically files such materials with, or furnishes them to, the Securities and Exchange Commission ("SEC").

Business of Ohio Valley

As a  financial  holding  company  registered under the  BHC Act, Ohio Valley's  primary  business is  community banking.  As of  December 31, 2016, Ohio Valley's consolidated assets approximated to $954,640,000, and total shareholders' equity approximated to $104,528,000.

Ohio Valley is also  permitted to engage in  certain  non-banking  activities, such as  securities  underwriting and  dealing  activities,  insurance  agency  and underwriting activities and merchant banking/equity investment activities.  Ohio Valley presently has an insurance agency, Ohio Valley Financial Services, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central. Ohio Valley also has a captive insurance company, OVBC Captive, that is engaged in the business of providing commercial property and various liability insurance to the Company and related entities.  Management will consider opportunities to engage in additional nonbanking activities as they arise.

Information about the Company's business segments is set forth in Note R to the Company's Financial Statements located in Ohio Valley's 2016 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by the Bank.   The Bank presently has nineteen offices located in Ohio and West Virginia, all but two offering automatic teller machines ("ATMs").  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2016.

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

Variable Interest Entities

Ohio  Valley  owns  one  special  purpose  entity, Ohio  Valley  Statutory  Trust III, which has  issued $8,500,000 in  trust  preferred  securities.  Ohio  Valley has  issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley's 2016 Annual Report to Shareholders under "Note J – Subordinated Debentures and Trust Preferred Securities," in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2016.

Financial Information
   Financial information regarding the Company as of December 31, 2016 and 2015 and results of operations for the last three fiscal years is contained in the Company's consolidated financial statements for the fiscal year ended December 31, 2016.

Business Combinations

As of the close of business on August 5, 2016, Ohio Valley completed its merger with Milton Bancorp, Inc. ("Milton Bancorp") pursuant to the terms of the Agreement and Plan of Merger dated as of January 7, 2016, by and between Ohio Valley and Milton Bancorp, as amended (the "Merger Agreement").  Pursuant to the terms of the Merger Agreement, Milton Bancorp was merged with and into Ohio Valley.  Immediately following the Merger, The Milton Banking Company ("Milton Bank") was merged with and into the Bank.  The consideration paid for Milton Bancorp totaled $18.875 million, of which $11.444 million was the market value of the Company's common shares and $7.431 million was cash.  The fair value of the common shares issued as part of the consideration paid for Milton Bancorp was determined on the basis of the closing price of the Company's common shares on the acquisition date.  After the merger, the Company's assets totaled approximately $950 million and branches increased to 19 locations.  Further detail on the merger is located in Ohio Valley's 2016 Annual Report to Shareholders under "Note B – Business Combinations" in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2016.

Lending Activities

The Company's loan portfolio increased $149,149,000 to finish at $734,901,000 in 2016.  The increase in total loans was due to loans acquired from Milton Bancorp as part of the merger on August 5, 2016.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2016, commercial loans increased $63,348,000, or 25.2%, while residential real estate loans increased $62,147,000, or 27.8%, and consumer  loans increased $23,654,000, or 21.4%, as compared to 2015.  Consolidated interest and fee revenue from loans accounted for 76.21%, 74.52%, and 72.89% of total consolidated revenues in 2016, 2015 and 2014, respectively.  The Company's market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company's residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien mortgage or deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value (whichever is the lesser) of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages.  The Company's market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation ("Freddie Mac") to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank's exposure to interest rate risk. Currently, the Bank's fixed-rate real estate loan offerings are limited to maturity terms up to fifteen years, with 100% of its thirty-year real estate loan demand being sold to Freddie Mac.

Commercial Loans

The Company's commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans prior to approval. The Bank's loan committee will review and approve all new commercial loan originations that exceed the originating loan officer's lending limits according to the following thresholds:  up to $750,000 unsecured, up to $3,000,000 secured, and up to $3,000,000 aggregate.  The  Executive Committee of the Bank's Board of Directors will review and approve all new commercial loan originations up to the legal lending limit of the Bank.

Consumer Loans

Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia.  Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans.  The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions.  Underwriting standards are continually evaluated and modified based upon these factors.  A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel.  The Company makes credit life insurance and health and accident insurance available to all qualified borrowers, thus reducing their risk of loss when their income is terminated or interrupted.  The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards.  Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans.  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower's continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.  Also included in the category of consumer loans are home equity loans.  Home equity lines of credit are generally made as second mortgages and charged a variable interest rate.  Home equity lines are written with ten-year terms but are reviewed annually.  The Company's consumer loans also consist of seasonal refund anticipation loans ("RAL's") offered by Loan Central during the tax season.  RAL's are short-term cash advances against a customer's anticipated income tax refund.

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

Investment Activities

The Company's investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company's investment portfolio is comprised of U.S. Government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.69%, 5.94% and 5.60% of total consolidated revenues in 2016, 2015 and 2014, respectively.  The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include "core deposits."  Core deposits include demand deposits, savings, money market, NOW accounts, and certificates of deposit less than $100,000.  The Company will also utilize certificates of deposit from wholesale markets, when necessary, to support growth in assets.  Short- and long-term advances from the Federal Home Loan Bank have also been a significant source of funding.  Further funding has come from one trust preferred securities offering through Ohio Valley Statutory Trust III, totaling $8,500,000.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006, in which it serves as a facilitator for the clearing of tax refunds for a single tax refund product provider.  A tax refund clearing agreement between the Bank and tax refund product provider requires the Bank to process electronic refund checks ("ERC's") and electronic refund deposits ("ERD's") presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank, in turn, receives a fee paid by the third-party tax software provider for each transaction that is processed.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will generally be recorded during the first half of the fiscal year, with only minimal income recorded thereafter.  During the year ended 2016, the Company's ERC/ERD fees totaled $2,048,000, a decrease of $323,000, or 13.6%, as compared to the same period in 2015. Although the volume of ERC/ERD items increased during the 2016 tax season compared to 2015, management anticipated the tax fee revenue would still decrease due to changes in product service agreements. On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider. The new agreement generally provided for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees to occur in future years. It is impossible to predict the number of refunds that will be facilitated in the future, the products chosen and therefore the fees that will be received by the Bank. Nevertheless, the Bank anticipates that without an increase in the number of refunds facilitated by the Bank, the fees received by the Bank from this arrangement will continue to be reduced in future years.  This revenue source accounted for 24.9% of the overall noninterest income during the year ended 2016.

Competition

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  The principal factors of competition for the Company's banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services.  The market area for the Bank is concentrated primarily in the Gallia, Jackson, Pike and Meigs Counties of Ohio as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Lawrence, Vinton, Scioto, Athens, Ross, Pickaway and Madison.  Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company's competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.

 Loan Central's market presence further strengthens the Company's ability to compete in the Gallia, Jackson, Lawrence and Pike Counties by serving a consumer base that may not meet the Bank's credit standards.  Loan Central also operates in Scioto and Ross counties of Ohio, which are outside the Bank's primary market area.  With the exception of Loan Central's tax refund loan activities and the Bank's ERC/ERD activities, the Company's business is not seasonal, nor is it dependent upon a single or small group of customers.

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

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Ohio Valley as well as the Bank and Loan Central.  The summary is qualified in its entirety by reference to such statutes and regulations. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other cuostmers, as well as the Federal Deposit Insurance Fund.  They also may restrict Ohio Valley's abilty to repurchase its common shares or to receive dividends from the Bank, and impose cpatal adequacy and liquidity requirements.

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

If a financial holding company or a subsidiary bank fails to be both well capitalized and well managed, the financial holding company must enter into a written agreement with the Federal Reserve Board within 45 days to comply with all applicable capital and management requirements.  Until the Federal Reserve Board determines that the institution is again well capitalized and well managed, the Federal Reserve Board may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve Board finds to be appropriate or consistent with federal banking laws.  If the financial holding company does not correct the capital or management deficiencies within 180 days, the financial holding company may be required to divest ownership or control of all banks, including state-chartered non-member banks and other well-capitalized institutions owned by the financial holding company.  If an insured bank subsidiary fails to maintain a satisfactory rating under the Community Reinvestment Act, the financial holding company may not engage in activities permitted only to financial holding companies until such time as the bank receives a satisfactory rating.

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

Regulation of Ohio State Chartered Banks

As an Ohio state-chartered bank that is a member of the Federal Reserve Bank of Cleveland ("FRB"), the Bank is supervised and regulated primarily by the Ohio Division of Financial Institutions and the Federal Reserve Board.  The Bank is also subject to the regulations of the Consumer Financial Protection Bureau (the "CFPB"), which has broad authority to adopt and enforce consumer protection regulations.

The Bank's deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and certain regulations of the FDIC.

Various requirements and restrictions under the laws of the United States, the State of Ohio and the State of West Virginia affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.  Consumer protection laws and regulations include the Equal Credit Opportunity Act and the Fair Housing Act (prohibiting certain types of discriminatory lending practices), the Truth in Lending Act (requiring understandable disclosure of credit terms), the Home Mortgage Dislcosure Act (requiring the collection of data that enables regulatory agencies to determine whether the financial insitutions are serving the housing credit needs of the communities in which they are located), the Real Estate Seteelement Procedures Act (requiring disclosures to borrowers and prohibiting abusive practices that increase borrowers' costs) and the privacy provisions of the Gramm-Leach-Bliley Act (requiring policies and procedures to restrict unauthorized sharing of non-public customer data with nonaffiliated parties and protecting customer information from unauthorized access).

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

Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders' equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as "Tier 1" risk-based capital).  The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or "leverage ratio," of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the "International Convergence of Capital Measurement and Capital Standard" (Basel I), published by the Basel Committee on Banking Supervision (the "Basel Committee") in 1988.  In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II ("Basel III").  The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations.  Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations (the "Basel III Capital Rules"), which also implement certain of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  Community banking organizations, including Ohio Valley and the Bank, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

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

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization's own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).  The deductions phase in from 2015 through 2019.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625%.  The implementation of Basel III is not expected to have a material impact on Ohio Valley's or the Bank's capital ratios.

Pursuant to the Federal Reserve Board's Small Bank Holding Company Policy, a holding company with assets of less than $1 billion and meets certain other requirements is not required to comply with the consolidated capital requirements, although the Bank must comply with the capital requirements.  At December 31, 2016, Ohio Valley's assets totaled $954,640,000, and the Small Bank Holding Company Policy applied to Ohio Valley.  As a result of the Bank's tax refund processing business, however, which causes a substantial temporary increase in Ohio Valley's assets, management expects Ohio Valley's consolidated assets at the end of the first quarter of 2017 to exceed $1 billion.

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

Effective January 1, 2015, in order to be "well-capitalized," a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  Ohio Valley's management believes that the Bank meets the ratio requirements to be deemed "well-capitalized" according to the guidelines described above.

Limits on Dividends

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  However, the Federal Reserve Board expects Ohio Valley to serve as a source of strength to the Bank, which may require it to retain capital for further investments in the Bank, rather than for dividends for shareholders of Ohio Valley.  The Bank may not pay dividends to Ohio Valley if, after paying such dividends, it would fail to meet the required capital levels. Dividends are also subject to limitations if the Company or the Bank fails to hold the required capital conservation buffer.  The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year's net profits and retained net profits for the preceding two years, less required transfers to surplus.  Under Ohio law, the Bank may pay a dividend from surplus only with the approval of its shareholders and the approval of the Superintendent of Financial Institutions.  Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank.  These provisions could have the effect of limiting Ohio Valley's ability to pay dividends on its outstanding common shares.

In addition, Federal Reserve Board policy requires Ohio Valley to provide notice to the FRB in advance of the payment of a dividend to Ohio Valley's shareholders under certain circumstances, and the FRB may disapprove of such dividend payment if the FRB determines the payment would be an unsafe or unsound practice.

Dividend restrictions are also listed within the provisions of Ohio Valley's trust preferred security arrangements.  Under the provisions of these agreements, the interest payable on the trust preferred securities is deferral for up to five years and any such deferral would not be considered a default.  During any period of deferral, Ohio Valley would be precluded from declaring or paying dividends to its shareholders or repurchasing any of its common stock.

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

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including the Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the deposit insurance fund, and to take enforcement actions against insured institutions.  The FDIC may terminate insurance of deposits of any institution if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund ("DIF").  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the "CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to hep meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA.  As of its most recent evaluation, the Bank was assigned an overall CRA rating of "Satisfactory."

Customer Privacy Protections

The Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party.

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

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagecy guidance on incentive compensation policies (the "Joint Guidance") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  This principles-based guidance, which covers all employees that have the ability to affect materially the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should:  (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.  The Joint Guidance made incentive compensation part of the regulatory agencies' examination process, with the findings of the supervisory intiatives included in reports of examination and enforcement actions possible.

    In 2011, federal bank regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the "First Proposed Joint Rules").  The First Proposed Joint Rules generally would have applied to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules ("the Second Proposed Joint Rules") designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more.  The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

•	Level 1 consists of institutions with assets of $250 billion or more;
•	Level 2 consists of institutions with assets of at least $50 billion and less than $250 billion; and
•	Level 3 consists of institutions with assets of at least $1 billion and less than $50 billion.

Some of the requirements would apply only to Level 1 and Level 2 institutions.  For all covered institutions, including Level 3 institutions, the Second Proposed Joint Rules would:

•	prohibit incentive-based compensation arrangements that are "excessive" or "could lead to material financial loss;"
•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures.  In addition, certain practices and types of incentive compensation would be prohibited.

Employees

As of December 31, 2016, Ohio Valley and its subsidiaries had approximately 297 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," or a specific reference as to the location of the required disclosures in Ohio Valley's 2016 Annual Report to Shareholders, which are incorporated herein by reference.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2016, 2015 and 2014 are incorporated herein by reference to the information appearing under the caption "Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2016 and 2015 are incorporated herein by reference to the information appearing under the caption "Table II - Rate Volume Analysis of Changes in Interest Income & Expense," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2016	2015	2014
Securities Available for Sale
U.S. Government sponsored entity securities	$10,544	$8,965	$8,917
Agency mortgage-backed securities, residential	85,946	82,686	76,319
Total securities available for sale	$96,490	$91,651	$85,236
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$18,661	$19,898	$22,811
Agency mortgage-backed securities, residential	4	5	9
Total securities held to maturity	$18,665	$19,903	$22,820

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III. LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2016	2015	2014	2013	2012

Residential real estate	$286,022	$223,875	$223,628	$219,365	$226,022
Commercial real estate	214,007	169,312	177,612	183,871	175,010
Commercial and industrial	100,589	81,936	83,998	60,803	57,239
Consumer	134,283	110,629	109,530	102,280	100,017
	$734,901	$585,752	$594,768	$566,319	$558,288

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Maturity and Repricing Data of Loans," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

C.	1.	Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,235,000, $1,126,000 and $1,203,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. The amount of interest income that was included in net income recorded on such loans was $779,000, $757,000 and $1,022,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Summary of Nonperforming and Past Due Loans," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2016 and 2015, there were no loans that are not already included in "Table V - Summary of Nonperforming and Past Due Loans" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2016, 2015 or 2014.

4.
Loan Concentrations - As of December 31, 2016 and 2015, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within "Note A-Summary of Significant Accounting Policies" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2016, located in Ohio Valley's 2016 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2016 and 2015, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2016	2015	2014	2013	2012

Balance, beginning of year	$6,648	$8,334	$6,155	$6,905	$7,344
Loans charged off:
Residential real estate	384	828	487	819	1,066
Commercial real estate	63	1,971	235	2	1,949
Commercial and industrial	586	24	41	600	499
Consumer	2,170	1,428	1,216	1,279	1,622
Total loans charged off	3,203	4,251	1,979	2,700	5,136

Recoveries of loans:
Residential real estate	299	386	286	282	140
Commercial real estate	132	204	108	345	35
Commercial and industrial	16	234	392	65	2,027
Consumer	981	651	585	781	912
Total recoveries of loans	1,428	1,475	1,371	1,473	3,114

Net loan charge-offs	(1,775)	(2,776)	(608)	(1,227)	(2,022)
Provision charged to operations	2,826	1,090	2,787	477	1,583
Balance, end of year	$7,699	$6,648	$8,334	$6,155	$6,905
Ratio of net charge-offs to average loans outstanding	.28%	.47%	.10%	.22%	.35%
Ratio of allowance for loan losses to
non-performing assets	67.43%	69.01%	74.76%	122.81%	90.24%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions "Provision Expense" and "Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  "Table IV - Allocation of the Allowance for Loan Losses," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

V. DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2016, 2015, or 2014.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2016 and 2015:

December 31, 2016		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$16,084	$8,163	$23,097	$45,245

December 31, 2015		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$11,448	$9,476	$16,469	$43,227

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

VII. SHORT-TERM BORROWINGS

During each of the last three fiscal years, the Company's average amount of short-term borrowings was less than 30% of shareholders' equity at the end of the period.

ITEM 1A – RISK FACTORS

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10‑K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document.  In addition, certain statements in future filings by Ohio Valley with the SEC, in press releases, and in oral and written statements made by or with the approval of Ohio Valley which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Examples of forward-looking statements include:  (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Ohio Valley or our management or Board of Directors, including those relating to products or services and strategic plans, such as mergers; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
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

Changes in economic and political conditions -- local, national and international -- could adversely affect our earnings, cash flows and capital, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

Our success depends, to a certain extent, upon economic and political conditions, local, national and even international, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our financial condition and results of operations.  The recent election of a new Untied States President is widely expected to result in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States.  In June 2016, a vote held in the United Kingdom resulted in a determination that the United Kingdom should exit the European Union.  The details of the exit and how it will affect the United Kingdom and the economy of the United States are unknown.  Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC's Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders.  Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes.  Moreover, the recently elected United States President and certain legislators have indicated an intention to make extensive changes to regulations affecting financial institutions.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution's allowance for loan losses.  Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or market area.

    In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators increased their focus on the regulation of the financial services industry.  New statutes and regulations subjected us to additional restrictions and requirements that have had an impact on our business and results of operations.

In 2013, the Federal Reserve Board published final rules (the "Basel III Capital Rules") establishing a new comprehensive capital framework for U. S. banking organizations.  The rules implement the Basel Committee's December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions.  The Basel III Capital Rules became effective for us on January 1, 2015 (subject to a phase-in period).  Although the implementation of the Basel III Capital Rules, once fully phased in, is not expected to have a material impact on our capital ratios, any future changes to capital requirements could have such an effect.

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market could negatively affect our ability to sell loans.

Although it is impossible for us to predict at this time what changes in laws and regulations will be implemented and the effect they will have on us and the rest of our industry, it is possible that our revenue could decrease, our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital.  Our operating and compliance costs could increase and could adversely affect our financial condition and results of operations.

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

We are subject to periodic reviews from state and federal regulators, which may impact our financial condition.  As part of the regulatory review, the loan portfolio and the allowance for loan losses are evaluated.  As a result, the incurred loss identified on loans or the assigned loan rating could change and may require us to increase our provision for loan losses or loan charge-offs.  In addition, any downgrade in loan ratings could impact our level of impaired loans or classified assets.  Any increase in our provision for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

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

We could experience difficulties in effectively integrating the operations of Milton Bancorp and Milton Bank.

Our earnings, financial condition and prospects will depend in part on our ability to integrate successfully the operations of Milton Bancorp and Milton Bank.  We may not be able to achieve fully the strategic objectives and projected operating efficiencies in the merger.  The costs or difficulties relating to the integration of Milton Bancorp and Milton Bank with our organization may be greater than expected or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected.  Inherent uncertainties exist in integrating the operations of any acquired entity, and we may encounter difficulties, including, without limitation, loss of key employees and customers, disruption of its ongoing business or possible inconsistencies in standards, controls, procedures and policies.  These factors could contribute to our not fully achieving the expected benefits from the merger.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information.  We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to a business, we may assume that the customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  We may also rely on the audit report covering those financial statements.  Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

We may be required to repurchase loans we have sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect our liquidity, results of operations and financial condition.

When the Bank sells a mortgage loan, it agrees to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty the Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan.  While we have underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, we cannot assurance that no breach or fraud will ever occur.  Required repurchases, substitutions or indemnifications could have an adverse effect on our liquidity, results of operations and financial condition.

If our actual loan losses exceed our allowance for loan losses, our net income will decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses.  Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results.  Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses.  Moreover, the Financial Accounting Standards Board has changed its requirements for establishing the allowance, which will be effective for us in the first quarter of 2020.  We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance.  Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Through our relationship with a single tax refund product provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit ("ERC/ERD").  In return, the Bank charges a fee for the service.  For the 2016 tax season, the Company recorded ERC/ERD fee income of $2,048,000.

On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider. The new agreement generally provided for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees in future years. It is impossible to predict the number of refunds that will be facilitated, the products chosen and therefore the fees that will be received by the Bank. Nevertheless, we anticipate that without a significant increase in the number of refunds we facilitate, the fees we receive from this arrangement will be significantly reduced in future years.

We will continue to face risks within our ERC/ERD business that could potentially terminate our agreement with the third-party tax refund product provider.  These risks include not being able to perform the required ERC/ERD clearing services and/or regulatory scrutiny that could lead to a discontinuation in offering the ERC/ERD product.  Also, having an agreement with just one tax refund product provider, a termination of that relationship could significantly reduce our ability to offer ERC's and ERD's due to limited alternatives of replacement.  The termination of the ERC/ERD product would have a negative effect on earnings.

We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.

We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions.  Risks to the system result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others.  As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  We are also at risk for the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.  These risks also arise from the same types of threats to businesses with which we deal.

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

Ohio Valley and the Bank are required by regulatory authorities to maintain specified levels of capital.  Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating inclusion of certain instruments from the calculation of capital.  We began transitioning to the new requirements on January 1, 2015.  Ohio Valley may be required to raise additional capital.  If Ohio Valley experiences increased loan losses, additional capital may need to be obtained.  In addition, Ohio Valley may elect to raise additional capital to support its business, to finance acquisitions, if any, or for other purposes.  Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.  There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us.  If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Management has identified several accounting policies that are considered significant (one as being "critical") to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in our reporting materially different amounts.

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

Structured investments have at times been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles.

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

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions.  As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  This "systemic risk" may adversely affect our business.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Increased bank failures for several years commencing in 2008 greatly increased resolution costs of the FDIC and depleted the deposit insurance fund  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC took a number of actions, including increasing assessment rates of insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, changing the assessment base and requiring a prepayment of assessments for over three years.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional financial institution failures, we may be required to pay even higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.  The FDIC has recently adopted rules revising its assessments in a manner benefitting banks with assets totaling less than $10 billion.  There can be no assurance, though, that assessments will not be changed in the future.

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

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns fourteen financial service centers located in Gallipolis (Gallia Co.), Jackson, Oak Hill and Wellston (Jackson Co.), Waverly (Pike Co.), New Holland (Pickaway Co.), and Mount Sterling (Madison Co.)  in Ohio; and Point Pleasant (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia.  The Bank leases five additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.) and Athens (Athens Co.) in Ohio.  The Bank also owns and operates thirty-six ATMs, including nineteen off-site ATMs.  Furthermore, the Bank owns three facilities and leases one facility in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), and a facility in Jackson (Jackson Co.) in Ohio; and a facility in Point Pleasant (Mason Co.), in West Virginia, which are all leased to third parties.

Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point (Lawrence Co.), Wheelersburg (Scioto Co.) and Chillicothe (Ross Co.), all in Ohio.  All of these facilities are leased by Loan Central, except for the Wheelersburg (Scioto Co.) facility.  Loan Central leases a portion of its Wheelersburg (Scioto Co.) facility to a third party.

Management considers all of these properties to be satisfactory for the Company's current operations.  The Bank and Loan Centrals' leased facilities are all subject to commercially standard leasing arrangements.

Information concerning the value of the Company's owned and leased real property and a summary of future lease payments is contained in "Note E – Premises and Equipment" of the notes to the Company's consoldiated financial statements for the fiscal year ended December 31, 2016, located in Ohio Valley's 2016 Annual Report to Shareholders.

ITEM 3 – LEGAL PROCEEDINGS

Not applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Summary of Common Stock Data" and "Performance Graph" located in Ohio Valley's 2016 Annual Report to Shareholders and "Note P - Regulatory Matters" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2016 located in Ohio Valley's 2016 Annual Report to Shareholders.

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2016.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2016.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Selected Financial Data" located in Ohio Valley's 2016 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Interest Rate Sensitivity and Liquidity" and "Interest Rate Sensitivity -- Table VIII" found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2016 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley's 2016 Annual Report to Shareholders.  The supplementary data "Consolidated Quarterly Financial Information (unaudited)" and the "Report of Independent Registered Public Accounting Firm" located in Ohio Valley's 2016 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

Management's Report on Internal Control Over Financial Reporting

"Management's Report on Internal Control Over Financial Reporting" located in Ohio Valley's 2016 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The "Report of Independent Registered Public Accounting Firm" located in Ohio Valley's 2016 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 10, 2017 (the "2016 Proxy Statement"), under the captions "Proxy Item 1:  Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Compensation of Executive Officers and Directors" of the 2017 Proxy Statement.

The Board of Directors of Ohio Valley has adopted a Code of Ethics covering the directors, officers and employees of Ohio Valley and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Ohio Valley.  The Code of Ethics is posted on Ohio Valley's website at www.ovbc.com.  Amendments to the Code of Ethics and waivers of the provisions of the Code of Ethics will also be posted on Ohio Valley's website.  Interested persons may obtain copies of the Code of Ethics without charge by writing to Ohio Valley Banc Corp., Attention: Larry E. Miller, Secretary, 420 Third Avenue, Gallipolis, Ohio 45631.

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Compensation of Executive Officers and Directors" and "Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee" of the 2017 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Ownership of Certain Beneficial Owners and Management" of the 2017 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Certain Relationships and Related Transactions" and "Proxy Item 1:  Election of Directors" of the 2017 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions "Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "Services Rendered by Independent Registered Public Accounting Firm" of the 2017 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2016 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index beginning on page 34 of this Form 10-K.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 16, 2017	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2017 by the following persons on behalf of Ohio Valley and in the capacities indicated.
Name	Capacity

/s/Thomas E. Wiseman	President and Chief Executive Officer
Thomas E. Wiseman	(principal executive officer)

/s/Scott W. Shockey	Senior Vice President and Chief Financial Officer
Scott W. Shockey	(principal financial officer and principal accounting officer)

/s/Jeffrey E. Smith	Chairman
Jeffrey E. Smith

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Steven B. Chapman	Director
Steven B. Chapman

/s/Harold A. Howe	Director
Harold A. Howe

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/John G. Jones	Director
John G. Jones

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Edward J. Robbins	Director
Edward J. Robbins

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

2(a)
Agreement and Plan of Merger between Ohio Valley Banc Corp. and Milton Bancorp, Inc. dated January 7, 2016:  Incorporated herein by reference to Exhibit 2.1 to Ohio Valley's Current Report on Form 8-K filed on January 7, 2016 (SEC File No. 0-20914).

2(b)
Amendment to Agreement and Plan of Merger by and between Ohio Valley Banc Corp. and Milton Bancorp, Inc., dated April 20, 2016: Incorporated herein by reference to Exhibit 2.1 to Ohio Valley's Current Report on Form 8-K filed on April 21, 2016 (SEC File No. 0-20914).

3(a)
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State].  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2007 (SEC File No. 0-20914).

3(b)	Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley's quarterly report on Form 10-Q for the quarter ended June 30, 2010 (SEC File No. 0-20914).

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

10.1*
The Ohio Valley Bank Company Executive Group Life Split Dollar Plan Agreement, dated December 31, 2011, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2015 (SEC File No. 0-20914).

10.2*
Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar Agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2015 (SEC File No. 0-20914).

10.3(a)*
The Ohio Valley Bank Company Third Amended and Restated Director Retirement Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.3(a) to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.3(b)*
Schedule A to Exhibit 10.3(a) identifying other identical Third Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.3(b) to Ohio Valley's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.4*
The Ohio Valley Bank Company Salary Continuation Agreement, dated January 26, 2016, by and between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.4 to Ohio Valley's Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

10.5*
The Ohio Valley Bank Company Salary Continuation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.5 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.6(a)*
The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(a) to Ohio Valley's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.6(b)*
Schedule A to Exhibit 10.6(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(a) to Ohio Valley's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.7(a)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated December 18, 2012, between Jeffrey E. Smith and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(b) to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2012 (SEC File No. 0-20914).

10.7(b)*
First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley's Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

10.7(c)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016, between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley's Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

10.7(d)*
Schedule A to Exhibit 10.7(a) identifying other identical Executive Deferred Compensation Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(d) to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2015 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.7(e)*
Schedule A to Exhibit 10.7(b) identifying the named executive officers of Ohio Valley Banc Corp. who executed with  The Ohio Valley Bank Company the First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement:  Incorporated herein by reference to Exhibit 10.3 to Ohio Valley's Current Report on Form 8-K filed on January 26, 2016 (SEC File No. 0-20914).

10.8*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.9*	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

10.10*
The Ohio Valley Bank Company Supplemental Executive Retirement Plan agreement, dated March 6, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company; Incorporated herein by reference to Exhibit 10.1 to Ohio Valley's Current Report on Form 8-K filed on March 9, 2012 (SEC File No. 0-20914).

10.11*
The Ohio Valley Bank Company Fourth Amended and Restated Director Retirement Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.11 to Ohio Valley's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.12*
Schedule A to Exhibit 10.11 identifying other identical Fourth Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.12 to Ohio Valley's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.13*
The Ohio Valley Bank Company Third Amended and Restated Director Deferred Fee Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.13 to Ohio Valley's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.14*
Schedule A to Exhibit 10.13 identifying other identical Third Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.14 to Ohio Valley's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2015 (SEC File No. 0-20914).

10.15*	The Ohio Valley Bank Company Director Retirement Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company: Filed herewith.

10.16*	The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company: Filed herewith.

Exhibit Number	Exhibit Description

10.17*	2016 Determination of Director's Fees Agreement for purposes of the Director Deferred Fee Agreements for Directors Thomas, Howe, Wiseman, Barnitz and Saunders: Filed herewith.

10.18*	2016 Determination of Director's Fees Agreement for purposes of the Director Deferred Fee Agreement for Director Smith: Filed herewith.

10.19*	2016 Determination of Director's Fees Agreement for purposes of the Director Deferred Fee Agreement for Director Chapman: Filed herewith.

10.20*	2016 Determination of Director's Fees Agreement for purposes of the Director Retirement Agreement for Directors Thomas, Howe, Smith, Chapman and Wiseman: Filed herewith.

10.21*	2016 Determination of Director's Fees Agreement for purposes of the Director Retirement Agreement for Directors Barnitz and Saunders: Filed herewith.

11	Statement regarding computation of per share earnings (included in Note A of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

13
Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2016:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

21	Subsidiaries of Ohio Valley: Filed herewith.

23	Consent of Crowe Horwath LLP.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

Exhibit Number	Exhibit Description

101.INS #	XBRL Instance Document: Submitted electronically herewith. #

101.SCH #	XBRL Taxonomy Extension Schema: Submitted electronically herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Submitted electronically herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Submitted electronically herewith. #

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Submitted electronically herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Submitted electronically herewith. #

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.