Form 10-Q
period 2017-03-31
OHIO VALLEY BANC CORP
filed 2017-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of common shares of the registrant outstanding as of May 10, 2017 was 4,680,883.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$11,498	$12,512
Interest-bearing deposits with banks	100,419	27,654
Total cash and cash equivalents	111,917	40,166

Certificates of deposit in financial institutions	1,425	1,670
Securities available for sale	103,172	96,490
Securities held to maturity (estimated fair value: 2017 - $19,376; 2016 - $19,171)	18,827	18,665
Restricted investments in bank stocks	7,506	7,506

Total loans	738,861	734,901
Less: Allowance for loan losses	(7,315)	(7,699)
Net loans	731,546	727,202

Premises and equipment, net	13,468	12,783
Other real estate owned	2,049	2,129
Accrued interest receivable	2,299	2,315
Goodwill	7,371	7,801
Other intangible assets, net	629	670
Bank owned life insurance and annuity assets	29,347	29,349
Other assets	7,176	7,894
Total assets	$1,036,732	$954,640

LIABILITIES
Noninterest-bearing deposits	$287,130	$209,576
Interest-bearing deposits	580,773	580,876
Total deposits	867,903	790,452

Other borrowed funds	39,285	37,085
Subordinated debentures	8,500	8,500
Accrued liabilities	13,393	14,075
Total liabilities	929,081	850,112

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2017 - 5,340,622 shares issued; 2016 - 5,325,504 shares issued)	5,341	5,326
Additional paid-in capital	47,201	46,788
Retained earnings	71,354	69,117
Accumulated other comprehensive loss	(533)	(991)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	107,651	104,528
Total liabilities and shareholders' equity	$1,036,732	$954,640

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2017	2016

Interest and dividend income:
Loans, including fees	$10,790	$8,927
Securities
Taxable	488	488
Tax exempt	103	114
Dividends	92	74
Other Interest	265	167
	11,738	9,770
Interest expense:
Deposits	600	498
Other borrowed funds	216	125
Subordinated debentures	57	47
	873	670
Net interest income	10,865	9,100
Provision for loan losses	145	479
Net interest income after provision for loan losses	10,720	8,621

Noninterest income:
Service charges on deposit accounts	504	405
Trust fees	58	60
Income from bank owned life insurance and annuity assets	222	209
Mortgage banking income	55	57
Electronic refund check / deposit fees	1,376	1,754
Debit / credit card interchange income	780	586
Loss on other real estate owned	(50)	(5)
Other	168	169
	3,113	3,235
Noninterest expense:
Salaries and employee benefits	5,364	4,570
Occupancy	434	429
Furniture and equipment	260	185
Professional fees	453	337
Marketing expense	255	247
FDIC insurance	158	149
Data processing	535	353
Software	359	292
Foreclosed assets	192	65
Amortization of intangibles	41	----
Merger related expenses	27	227
Other	1,297	1,115
	9,375	7,969

Income before income taxes	4,458	3,887
Provision for income taxes	1,241	1,055

NET INCOME	$3,217	$2,832

Earnings per share	$.69	$.69

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2017	2016

Net Income	$3,217	$2,832

Other comprehensive income:
Change in unrealized loss on available for sale securities	694	938
Related tax benefit	(236)	(319)
Total other comprehensive income, net of tax	458	619

Total comprehensive income	$3,675	$3,451

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016

Balance at beginning of period	$104,528	$90,470

Net income	3,217	2,832

Other comprehensive income (loss), net of tax	458	619

Common stock issued to ESOP (2017 - 15,118 shares issued; 2016 - 24,572 shares issued)	428	575

Cash dividends	(980)	(865)

Balance at end of period	$107,651	$93,631

Cash dividends per share	$.21	$.21

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2017	2016

Net cash provided by operating activities:	$4,137	$5,344

Investing activities:
Proceeds from maturities of securities available for sale	3,935	4,538
Purchases of securities available for sale	(10,010)	----
Proceeds from maturities of securities held to maturity	214	466
Purchases of securities held to maturity	(389)	(80)
Proceeds from maturities of certificates of deposit in financial institutions	245	245
Net change in loans	(4,951)	(304)
Proceeds from sale of other real estate owned	580	205
Purchases of premises and equipment	(959)	(221)
Proceeds from bank owned life insurance	224	----
Net cash provided by (used in) investing activities	(11,111)	4,849

Financing activities:
Change in deposits	77,505	80,259
Cash dividends	(980)	(865)
Proceeds from Federal Home Loan Bank borrowings	2,785	4,527
Repayment of Federal Home Loan Bank borrowings	(462)	(329)
Change in other long-term borrowings	(112)	----
Change in other short-term borrowings	(11)	(11)
Net cash provided by financing activities	78,725	83,581

Change in cash and cash equivalents	71,751	93,774
Cash and cash equivalents at beginning of period	40,166	45,530
Cash and cash equivalents at end of period	$111,917	$139,304

Supplemental disclosure:

Cash paid for interest	$845	$649
Cash paid for income taxes	511	----
Transfers from loans to other real estate owned	635	30
Other real estate owned sales financed by The Ohio Valley Bank Company	85	274

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2017, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2017.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2016 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2016 have been reclassified to conform to the presentation for 2017.  These reclassifications had no effect on the net results of operations or shareholders' equity.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,672,316 for  the three months ended March 31, 2017 and 4,127,666 for the three months ended March 31, 2016.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NEW ACCOUNTING PRONOUNCEMENTS:  In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, with early adoption permitted on January 1, 2017. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities".  The update provides updated accounting and reporting requirements for both public and non-public entities.  The most significant provisions that will impact the Company are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements.  The update will be effective for interim and annual periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption.  Early adoption is not permitted. Management is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which will require lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". ASU 2016-13 requires entities to report "expected" credit losses on financial instruments and other commitments to extend credit rather than the current "incurred loss" model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual periods, beginning after December 15, 2018.  Management is currently in the developmental stages, collecting available historical information, in order to assess the expected credit losses.  However, the impact to the financial statements are still yet to be determined.

In August 2016, FASB issued an update (ASU 2016-15, "Statement of Cash Flows") (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update apply to all entities, including business entities and not-for-profit entities that are required to present a statement of cash flows, and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.  Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued an update (ASU 2017-04, Intangibles – Goodwill and Other) which is intended to simplify the measurement of goodwill in periods following the date on which the goodwill is initially recorded.  Under the amendments in this update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  A public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$10,576	----
Agency mortgage-backed securities, residential	----	92,596	----

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$10,544	----
Agency mortgage-backed securities, residential	----	85,946	----

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$290
Nonowner-occupied	----	----	2,462
Commercial and industrial	----	----	375

Other real estate owned:
Commercial real estate:
Construction	----	----	754

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$3,536
Nonowner-occupied	----	----	1,985
Commercial and industrial	----	----	298

Other real estate owned:
Commercial real estate:
Construction	----	----	754

At March 31, 2017, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $3,581, with a corresponding valuation allowance of $454, resulting in a decrease of $221 in provision expense during the three months ended March 31, 2017, with $558 in additional charge-offs recognized.  This is compared to an increase of $89 in provision expense during the three month ended March 31, 2016, with no additional charge-offs recognized.  At December 31, 2016, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $8,732, with a corresponding valuation allowance of $2,913, resulting in an increase of $2,509 in provision expense during the year ended December 31, 2016, with no additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at March 31, 2017 and December 31, 2016 had a net carrying amount of $754, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,463 at December 31, 2016. There were no corresponding write downs during the three months ended March 31, 2017 and 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$290	Sales approach	Adjustment to comparables	15.7% to 52%	31.7%
Nonowner-occupied	2,462	Sales approach	Adjustment to comparables	0% to 250%	58.6%
Commercial and industrial	375	Sales approach	Adjustment to comparables	2% to 14.2%	8.1%

Other real estate owned:
Commercial real estate:
Construction	754	Sales approach	Adjustment to comparables	0% to 30%	11.7%

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$3,536	Sales approach	Adjustment to comparables	0% to 65%	13.7%
		Cost approach	Adjustment to comparables	0% to 29.5%	14.8%
Nonowner-occupied	1,985	Sales approach	Adjustment to comparables	0% to 250%	58.6%
Commercial and industrial	298	Sales approach	Adjustment to comparables	0.9% to 9.7%	5.2%

Other real estate owned:
Commercial real estate:
Construction	754	Sales approach	Adjustment to comparables	0% to 30%	11.7%

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at March 31, 2017 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$111,917	$111,917	$	----	$	----	$111,917
Certificates of deposit in financial institutions	1,425	----		1,425		----	1,425
Securities available for sale	103,172	----		103,172		----	103,172
Securities held to maturity	18,827	----		9,964		9,411	19,375
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	731,546	----		----		732,323	732,323
Accrued interest receivable	2,299	----		365		1,934	2,299

Financial liabilities:
Deposits	867,903	287,130		581,065		----	868,195
Other borrowed funds	39,285	----		37,977		----	37,977
Subordinated debentures	8,500	----		6,141		----	6,141
Accrued interest payable	543	1		542		----	543

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$40,166	$40,166	$	----	$	----	$40,166
Certificates of deposit in financial institutions	1,670	----		1,670		----	1,670
Securities available for sale	96,490	----		96,490		----	96,490
Securities held to maturity	18,665	----		9,541		9,630	19,171
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	727,202	----		----		727,079	727,079
Accrued interest receivable	2,315	----		224		2,091	2,315

Financial liabilities:
Deposits	790,452	209,576		581,340		----	790,916
Other borrowed funds	37,085	----		35,948		----	35,948
Subordinated debentures	8,500	----		5,821		----	5,821
Accrued interest payable	513	4		509		----	513

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

Restricted Investments in Bank Stocks: It is not practical to determine the fair value of Federal Home Loan Bank, Federal Reserve Bank and United Bankers Bank stock due to restrictions placed on their transferability.

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

Deposits: The fair values disclosed for noninterest-bearing deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
U.S. Government sponsored entity securities	$10,622	$	----	$(46)	$10,576
Agency mortgage-backed securities, residential	93,357		607	(1,368)	92,596
Total securities	$103,979		$607	$(1,414)	$103,172

December 31, 2016
U.S. Government sponsored entity securities	$10,624	$	----	$(80)	$10,544
Agency mortgage-backed securities, residential	87,367		495	(1,916)	85,946
Total securities	$97,991		$495	$(1,996)	$96,490

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2017
Obligations of states and political subdivisions	$18,822	$654	$(105)	$19,371
Agency mortgage-backed securities, residential	5	----	----	5
Total securities	$18,827	$654	$(105)	$19,376

December 31, 2016
Obligations of states and political subdivisions	$18,661	$654	$(148)	$19,167
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$18,665	$654	$(148)	$19,171

The amortized cost and estimated fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,000	$3,999	$271	$272
Due in over one to five years	6,621	6,576	6,850	7,109
Due in over five to ten years	----	----	8,442	8,815
Due after ten years	----	----	3,259	3,175
Agency mortgage-backed securities, residential	93,358	92,597	5	5
Total debt securities	$103,979	$103,172	$18,827	$19,376

The following table summarizes securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2017	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$10,576	$(46)	$	----	$	----	$10,576	$(46)
Agency mortgage-backed
securities, residential	66,917	(1,368)		----		----	66,917	(1,368)
Total available for sale	$77,493	$(1,414)	$	----	$	----	$77,493	$(1,414)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,878	$(105)	$	----	$	----	$1,878	$(105)
Total held to maturity	$1,878	$(105)	$	----	$	----	$1,878	$(105)

December 31, 2016	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$10,544	$(80)	$	----	$	----	$10,544	$(80)
Agency mortgage-backed
securities, residential	64,043	(1,916)		----		----	64,043	(1,916)
Total available for sale	$74,587	$(1,996)	$	----	$	----	$74,587	$(1,996)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$3,813	$(148)	$	----	$	----	$3,813	$(148)
Total held to maturity	$3,813	$(148)	$	----	$	----	$3,813	$(148)

There were no sales of investment securities during the three months ended March 31, 2017 and 2016. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of March 31, 2017, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2017 and December 31, 2016 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2017	2016
Residential real estate	$287,161	$286,022
Commercial real estate:
Owner-occupied	72,232	77,605
Nonowner-occupied	89,521	90,532
Construction	49,821	45,870
Commercial and industrial	105,663	100,589
Consumer:
Automobile	62,072	59,772
Home equity	20,966	20,861
Other	51,425	53,650
	738,861	734,901
Less: Allowance for loan losses	(7,315)	(7,699)

Loans, net	$731,546	$727,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

March 31, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$939	$4,315	$907	$1,538	$7,699
Provision for loan losses	445	(1,087)	385	402	145
Loans charged off	(73)	(559)	(4)	(321)	(957)
Recoveries	81	60	72	215	428
Total ending allowance balance	$1,392	$2,729	$1,360	$1,834	$7,315

March 31, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,087	$1,959	$2,589	$1,013	$6,648
Provision for loan losses	40	17	82	340	479
Loans charged-off	(104)	----	----	(483)	(587)
Recoveries	162	19	1	224	406
Total ending allowance balance	$1,185	$1,995	$2,672	$1,094	$6,946

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016:

March 31, 2017	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$153	$391	$1	$545
Collectively evaluated for impairment		1,392	2,576	969	1,833	6,770
Total ending allowance balance		$1,392	$2,729	$1,360	$1,834	$7,315

Loans:
Loans individually evaluated for impairment		$915	$7,701	$8,903	$209	$17,728
Loans collectively evaluated for impairment		286,246	203,873	96,760	134,254	721,133
Total ending loans balance		$287,161	$211,574	$105,663	$134,463	$738,861

December 31, 2016	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,535	$241	$205	$2,981
Collectively evaluated for impairment		939	1,780	666	1,333	4,718
Total ending allowance balance		$939	$4,315	$907	$1,538	$7,699

Loans:
Loans individually evaluated for impairment		$717	$13,111	$8,465	$416	$22,709
Loans collectively evaluated for impairment		285,305	200,896	92,124	133,867	712,192
Total ending loans balance		$286,022	$214,007	$100,589	$134,283	$734,901

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31,2016:

March 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$381	$381	$98
Construction	354	345	55
Commercial and industrial	392	392	391
Consumer:
Home equity	209	209	1
With no related allowance recorded:
Residential real estate	915	915	----
Commercial real estate:
Owner-occupied	4,112	3,008	----
Nonowner-occupied	5,236	3,785	----
Construction	643	182	----
Commercial and industrial	8,511	8,511	----
Total	$20,753	$17,728	$545

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,477	$5,477	$2,435
Nonowner-occupied	384	384	100
Commercial and industrial	392	392	241
Consumer:
Home equity	416	416	205
With no related allowance recorded:
Residential real estate	717	717	----
Commercial real estate:
Owner-occupied	3,638	3,091	----
Nonowner-occupied	5,078	3,632	----
Construction	1,001	527	----
Commercial and industrial	8,073	8,073	----
Total	$25,176	$22,709	$2,981

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$382	$5	$5
Construction	345	----	----
Commercial and industrial	392	----	----
Consumer:
Home equity	211	2	2
With no related allowance recorded:
Residential real estate	918	12	12
Commercial real estate:
Owner-occupied	3,547	36	36
Nonowner-occupied	3,822	21	21
Construction	182	4	4
Commercial and industrial	8,292	100	100
Total	$18,091	$180	$180

	Three months ended March 31, 2016
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$204	$4	$4
Nonowner-occupied	395	5	5
Commercial and industrial	4,439	41	41
Consumer:
Home equity	219	2	2
With no related allowance recorded:
Residential real estate	731	9	9
Commercial real estate:
Owner-occupied	3,257	43	43
Nonowner-occupied	3,134	13	13
Construction	680	----	----
Commercial and industrial	4,341	51	51
Total	$17,400	$168	$168

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2017 and December 31, 2016, other real estate owned secured by residential real estate totaled $365 and $938, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,542 and $1,492 as of March 31, 2017 and December 31, 2016, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2017 and December 31, 2016:

March 31, 2017	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$144	$3,411
Commercial real estate:
Owner-occupied	----	657
Nonowner-occupied	----	2,752
Construction	----	527
Commercial and industrial	----	925
Consumer:
Automobile	206	27
Home equity	----	18
Other	104	36
Total	$454	$8,353

December 31, 2016	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$132	$3,445
Commercial real estate:
Owner-occupied	28	1,571
Nonowner-occupied	----	2,506
Construction	----	527
Commercial and industrial	----	867
Consumer:
Automobile	121	5
Home equity	----	34
Other	46	6
Total	$327	$8,961

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2017 and December 31, 2016:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,470	$1,510	$2,011	$5,991	$281,170	$287,161
Commercial real estate:
Owner-occupied	889	327	471	1,687	70,545	72,232
Nonowner-occupied	48	84	2,752	2,884	86,637	89,521
Construction	65	487	182	734	49,087	49,821
Commercial and industrial	379	259	830	1,468	104,195	105,663
Consumer:
Automobile	828	167	221	1,216	60,856	62,072
Home equity	----	----	----	----	20,966	20,966
Other	661	91	146	898	50,527	51,425
Total	$5,340	$2,925	$6,613	$14,878	$723,983	$738,861

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,728	$953	$2,201	$6,882	$279,140	$286,022
Commercial real estate:
Owner-occupied	134	366	1,325	1,825	75,780	77,605
Nonowner-occupied	261	18	2,506	2,785	87,747	90,532
Construction	66	52	182	300	45,570	45,870
Commercial and industrial	1,283	483	800	2,566	98,023	100,589
Consumer:
Automobile	1,091	221	126	1,438	58,334	59,772
Home equity	349	45	----	394	20,467	20,861
Other	685	155	46	886	52,764	53,650
Total	$7,597	$2,293	$7,186	$17,076	$717,825	$734,901

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

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2017 and December 31, 2016:

March 31, 2017	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$711	$	----	$711
Credit extension at lower stated rate than market rate	204		----	204
Commercial real estate:
Owner-occupied
Interest only payments	231		----	231
Rate reduction	----		232	232
Reduction of principal and interest payments	573		----	573
Maturity extension at lower stated rate than market rate	1,560		----	1,560
Nonowner-occupied
Interest only payments	560		2,182	2,742
Rate reduction	381		----	381
Credit extension at lower stated rate than market rate	572		----	572
Commercial and industrial:
Interest only payments	8,512		----	8,512
Credit extension at lower stated rate than market rate	----		391	391
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	209		----	209

Total TDR's	$13,513		$2,805	$16,318

December 31, 2016	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$717	$	----	$717
Commercial real estate:
Owner-occupied
Interest only payments	284		----	284
Rate reduction	----		232	232
Reduction of principal and interest payments	579		----	579
Maturity extension at lower stated rate than market rate	1,582		----	1,582
Nonowner-occupied
Interest only payments	600		2,210	2,810
Rate reduction	384		----	384
Credit extension at lower stated rate than market rate	574		----	574
Commercial and industrial:
Interest only payments	8,074		----	8,074
Credit extension at lower stated rate than market rate	----		391	391
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	213		----	213
Credit extension at lower stated rate than market rate	203		----	203

Total TDR's	$13,210		$2,833	$16,043

During the three months ended March 31, 2017, the TDR's described above decreased the provision expense and the allowance for loan losses by $56 with no corresponding charge-offs.  Compared to the three months ended March 31, 2016, the TDR's described above increased the provision expense and the allowance for loan losses by $48 with no corresponding charge-offs.  During the year ended December 31, 2016, the TDR's described above decreased the allowance for loan losses and provision expense by $1,112 with corresponding charge-offs of $11.

At March 31, 2017, the balance in TDR loans increased $275, or 1.7%, from year-end 2016.  The Company had 83% of its TDR's performing according to their modified terms at March 31, 2017, as compared to 82% at December 31, 2016.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $490 at March 31, 2017, as compared to $546 in reserves at December 31, 2016.  At March 31, 2017, the Company had $1,989 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, as compared to $2,427 at December 31, 2016.

There were no TDR loan modifications or defaults during the three months ended March 31, 2017.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended March 31, 2016:

	TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Three months ended March 31, 2016	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Nonowner-occupied
Interest only payments	$238	$238	$	----	$	----
Credit extension at lower stated rate than market rate	581	581		----		----
Total TDR's	$819	$819	$	----	$	----

All of the Company's loans that were restructured during the three months ended March 31, 2016 were performing in accordance with their modified terms.  Furthermore, there were no TDR's described above at March 31, 2016 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the three months ended March 31, 2016 had no impact on the provision expense or the allowance for loan losses.  As of March 31, 2016, the Company had no allocation of reserves to customers whose loan terms were modified during the first three months of 2016.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 10. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called "criticized" and "classified" assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 11. The Company's risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $500.

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention.  Loans classified as special mention indicate considerable risk due to deterioration of repayment (in the earliest stages) due to potential weak primary repayment source, or payment delinquency.  These loans will be under constant supervision, are not classified and do not expose the institution to sufficient risks to warrant classification.  These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies.  These loans are considered bankable assets with no apparent loss of principal or interest envisioned.  The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted.  Credits that are defined as a troubled debt restructuring should be graded no higher than special mention until they have been reported as performing over one year after restructuring.

The Company uses the following definitions for its classified loan risk ratings:

Substandard.  Loans classified as substandard represent very high risk, serious delinquency, nonaccrual, or unacceptable credit. Repayment through the primary source of repayment is in jeopardy due to the existence of one or more well defined weaknesses and the collateral pledged may inadequately protect collection of the loans. Loss of principal is not likely if weaknesses are corrected, although financial statements normally reveal significant weakness. Loans are still considered collectible, although loss of principal is more likely than with special mention loan grade 8 loans. Collateral liquidation considered likely to satisfy debt.

Doubtful.  Loans classified as doubtful display a high probability of loss, although the amount of actual loss at the time of classification is undetermined. This should be a temporary category until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification. These loans exhibit all substandard characteristics with the addition that weaknesses make collection or liquidation in full highly questionable and improbable. This classification consists of loans where the possibility of loss is high after collateral liquidation based upon existing facts, market conditions, and value. Loss is deferred until certain important and reasonable specific pending factors which may strengthen the credit can be more accurately determined. These factors may include proposed acquisitions, liquidation procedures, capital injection, receipt of additional collateral, mergers, or refinancing plans. A doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded substandard.

Loss.  Loans classified as loss are considered uncollectible and are of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the credit has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset yielding such a minimum value even though partial recovery may be affected in the future.  Amounts classified as loss should be promptly charged off.

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2017	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$61,934	$1,244	$9,054	$72,232
Nonowner-occupied	82,204	2,339	4,978	89,521
Construction	49,025	----	796	49,821
Commercial and industrial	98,545	1,274	5,844	105,663
Total	$291,708	$4,857	$20,672	$317,237

December 31, 2016	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$66,495	$428	$10,682	$77,605
Nonowner-occupied	83,103	2,364	5,065	90,532
Construction	45,325	----	545	45,870
Commercial and industrial	94,091	188	6,310	100,589
Total	$289,014	$2,980	$22,602	$314,596

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2017 and December 31, 2016:

March 31, 2017	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$61,839	$20,948	$51,285	$283,606	$417,678
Nonperforming	233	18	140	3,555	3,946
Total	$62,072	$20,966	$51,425	$287,161	$421,624

December 31, 2016	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$59,646	$20,827	$53,598	$282,445	$416,516
Nonperforming	126	34	52	3,577	3,789
Total	$59,772	$20,861	$53,650	$286,022	$420,305

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.01% of total loans were unsecured at March 31, 2017, down from 5.61% at December 31, 2016.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2017, the contract amounts of these instruments totaled approximately $68,168, compared to $67,191 at December 31, 2016.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2017 and December 31, 2016 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At March 31, 2017 and December 31, 2016, FHLB Borrowings included $62 and $73 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2017	$31,515	$7,770	$39,285
December 31, 2016	$29,203	$7,882	$37,085

Pursuant to collateral agreements with the FHLB, advances were secured by $278,571 in qualifying mortgage loans, $69,040 in commercial loans and $5,365 in FHLB stock at March 31, 2017.  Fixed-rate FHLB advances of $31,453 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.14%.  There were no variable-rate FHLB borrowings at March 31, 2017.

At March 31, 2017, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at March 31, 2017.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $222,034 at March 31, 2017.  Of this maximum borrowing capacity, the Company had $140,581 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of August 1, 2026, and have fixed rates ranging from 1.25% to 4.09% through August 1, 2021 and a year-to-date weighted average cost of 2.79% at March 31, 2017, as compared to 2.34% at December 31, 2016.  Promissory notes payable by Ohio Valley to related parties totaled $360 at March  31, 2017.  Promissory notes payable to other banks totaled $3,786 at March 31, 2017.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $50,000 at March 31, 2017 and $45,000 at December 31, 2016.

Scheduled principal payments as of March 31, 2017:

	FHLB Borrowings	Promissory Notes	Totals

2017	$5,200	$1,827	$7,027
2018	2,623	2,261	4,884
2019	2,489	1,219	3,708
2020	2,335	519	2,854
2021	2,059	541	2,600
Thereafter	16,809	1,403	18,212
	$31,515	$7,770	$39,285

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 87.7% and 85.7% of total consolidated revenues for the quarters ended March 31, 2017 and 2016, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended March 31, 2017
	Banking	Consumer Finance	Total Company

Net interest income	$9,390	$1,475	$10,865
Provision expense	25	120	145
Noninterest income	2,779	334	3,113
Noninterest expense	8,582	793	9,375
Tax expense	937	304	1,241
Net income	2,626	591	3,217
Assets	1,025,871	10,861	1,036,732

	Three Months Ended March 31, 2016
	Banking	Consumer Finance	Total Company

Net interest income	$7,671	$1,429	$9,100
Provision expense	375	104	479
Noninterest income	2,832	403	3,235
Noninterest expense	7,194	775	7,969
Tax expense	731	324	1,055
Net income	2,202	630	2,832
Assets	871,819	11,698	883,517

NOTE 8 – SUBSEQUENT EVENTS

On May 9, 2017, the Company was made aware that four wire transfers it processed in May 2017 were fraudulently initiated.  An investigation of the situation and the potential recovery of losses are in their early stages. While we believe all affected transactions have been identified, no conclusions have been reached concerning the responsibility by any party for any potential losses, nor has there been a determination of whether or not existing insurance policies of any party will cover all or part of any such losses.  Should there be no recoveries from insurance and the Company were to absorb all the losses known at this time to be associated with this activity (excluding the costs of investigation), it would incur a pre-tax expense of approximately $933.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading "Item 1A. Risk Factors" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

Net income totaled $3,217 during the first quarter of 2017, an increase of $385, or 13.6%, compared to $2,832 during the first quarter of 2016.  Earnings per share finished at $.69 per share for both the first quarters of 2017 and 2016.  The increase to earnings was impacted primarily by the benefits of higher net interest income and lower provision expense partially offset by general increases in various overhead expenses.

The annualized net income to average asset ratio, or return on assets ("ROA"), decreased to 1.23% at March 31, 2017, compared to 1.29% at March 31, 2016.  The Company's net income to average equity ratio, or return on equity ("ROE"), also decreased to 12.41% at March 31, 2017, compared to 12.50% at March 31, 2016.

Net interest income for the three months ended March 31, 2017 showed positive growth over the same period in 2016, increasing 19.4%. The increase came primarily from interest revenues associated with $164,225 of average earning asset growth.   The growth in average earning assets came primarily from average loans, which contributed $152,990 to the increase in average earning assets.  While the Company continues to experience growth from its existing markets, the large growth in loans came primarily from the Milton Bank merger, which resulted in the acquisition of $112 million in loans.  Also contributing to net interest income growth was higher interest recorded from the Company's interest-bearing Federal Reserve clearing account.  Average interest-bearing balances maintained at the Federal Reserve during the first three months of 2017 grew 4.7% over 2016, impacted by seasonal tax processing activity.  However, it has been the Federal Reserve's action of increasing short-term interest rates by 25 basis points in each of December 2016 and March 2017 that contributed most to higher interest income on deposits.

During the three months ended March 31, 2017, provision expense decreased $334 from the prior year's first quarter.  Lower provision expense was largely due to a $2,436 decrease in specific allocations from December 31, 2016 related to the financial performance improvement of one commercial real estate loan relationship.  The decrease in specific allocations was partially offset by a $2,052 increase in general allocations from December 31, 2016 related to specific loan portfolio risks that management determined were necessary.  Due to the lower level of specific reserves,  the allowance for loan losses decreased by $384 from year-end 2016 to finish at $7,315, or .99 percent of total loans at March 31, 2017, as compared to 1.05% at December 31, 2016 and 1.19% at March 31, 2016.

Total noninterest income during the first quarter of 2017 decreased $122, or 3.8%, as compared to the first quarter results of 2016.  Year-over-year decreases were largely due to lower tax processing fees through ERC/ERD transactions. In addition to a reduced number of tax refunds being processed during the first quarter of 2017, the per item fees received by the Company were lower under the new contract with the third-party tax refund product provider. Tax refund processing fees totaled $1,376, a decrease of $378 from the same period during 2016. Partially offsetting the decrease in tax processing fees were increases in fee income related to a higher deposit base from the Milton bank acquisition.  The higher deposit base contributed to a $194 increase in debit and credit card interchange income, as well as an increase of $99 in service charges on deposit accounts.  The remaining noninterest categories decreased $37, or 7.6%, primarily from higher losses on the sale of other real estate owned ("OREO").

Total noninterest expense increased $1,406, or 17.6%, during the first quarter of 2017, as compared to the same period in 2016.  The increase was impacted by the acquisition of Milton Bank, which contributed to general increases in most noninterest expense categories related to having a larger organization after the merger.  Higher overhead expense came mostly from salaries and employee benefit costs, which grew by $794, or 17.4%, during the first quarter of 2017.  The increase was largely the result of adding Milton Bank employees, as well as annual merit increases and higher health insurance costs. Additional overhead expense increases came from data processing, foreclosed asset costs, and professional fees, which collectively increased $425, or 56.3% during the three months ended March 31, 2017, as compared to 2016. The remaining noninterest categories increased $187, or 7.1%, during 2017.

At March 31, 2017, total assets were $1,036,732, compared to $954,640 at year-end 2016.  Asset growth was impacted mostly by a $72,765 increase to interest-bearing deposits from the Company's Federal Reserve clearing account that were generated from seasonal tax clearing activities during the first quarter of 2017.  Gross loan balances of $738,861 at March 31, 2017 increased by $3,960 from year-end 2016, driven by growing commercial and residential real estate loan originations within the Athens, Ohio market.  Total investment securities also increased 5.9% from year-end 2016, due mostly to new purchases of mortgage-backed securities.

Total liabilities were $929,081 at March 31, 2017, up $78,969 from December 31, 2016. Total deposit balances experienced continued growth during 2017, increasing $77,451 compared to year-end 2016.  Noninterest-bearing deposits accounted for $77,554 of the increase and were the result of normal seasonal increases in tax refund processing activities and municipal public fund deposit balances.

At March 31, 2017, total shareholders' equity was $107,651, up $3,123 since December 31, 2016.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2017 and December 31, 2016
The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2017 compared to December 31, 2016.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2017, cash and cash equivalents increased $71,751, to finish at $111,917, compared to $40,166 at December 31, 2016.  The increase in cash and cash equivalents was largely due to deposit liability growth from year-end 2016, mostly from seasonal increases in ERC/ERD transactions. The Company continues to utilize its interest-bearing Federal Reserve Bank clearing account to maintain these seasonal tax refund deposits, as well as to fund earning asset growth and maturities of retail certificates of deposit ("CD's").  From year-end 2016 to March 31, 2017, the Federal Reserve Bank clearing account balance increased by $72,765. The excess funds from seasonal tax clearing activities are expected to decrease during the remainder of 2017. The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during each of December 2016 and March 2017 caused the federal funds rate to finish at 1.00% at March 31, 2017.  This had a corresponding effect to the interest revenue growth experienced during the first quarter of 2017 on Federal Reserve Bank clearing account balances. This interest rate is higher than what the Company would have received from its investments in federal funds sold, currently in a range of less than 1.00%. Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At March 31, 2017, the Company had $1,425 in certificates of deposit owned by the Captive, down slightly from year-end 2016.  The deposits on hand at March 31, 2017 consist of six certificates with maturity terms ranging from less than 1 year up to 2.5 years.

Securities

The balance of total securities increased $6,844, or 5.9%, compared to year-end 2016.  The Company's investment securities portfolio is made up mostly of U.S. Government agency ("Agency") mortgage-backed securities, which increased $6,651, or 7.7%, from year-end 2016 and represented 75.9% of total investments at March 31, 2017.  During the first three months of 2017, the Company invested $10,010 in new Agency mortgage-backed securities, while receiving principal repayments of $3,808.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $738,861 at March 31, 2017, representing an increase of $3,960, or 0.5%, as compared to $734,901 at December 31, 2016.  Loan balances were positively impacted by growth in commercial and residential real estate balances.

The commercial lending segment increased $2,641, or 0.8%, from year-end 2016, which came mostly from the commercial and industrial loan portfolio, which increased $5,074, or 5.0%, from year-end 2016.  The increase was impacted by two loan originations with one borrower during the first quarter of 2017.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The commercial real estate loan segment comprises the largest portion of the Company's total commercial loan portfolio at March 31, 2017, representing 66.7%.  At March 31, 2017, commercial real estate loans totaled $211,574, which decreased $2,433, or 1.1%, from year-end 2016.  Larger payoffs caused owner-occupied and nonowner-occupied loans to decrease $6,384, or 3.8%, from year-end 2016, while loan volume contributed to construction loans being up $3,951, or 8.2%, from year-end 2016. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

The residential real estate loan segment comprises the largest portion of the Company's overall loan portfolio at 38.9% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first three months of 2017 increased $1,139, or 0.4%, from year-end 2016.  The Company's growth in residential real estate loans was impacted by its Athens, Ohio market.  In December 2015, the Company opened a loan production office in Athens, Ohio to expand its market presence.  Throughout 2016, the Athens, Ohio market contributed greatly to the success of the Company's commercial loan growth.  Since year-end 2016, residential real estate loan demand has been very responsive within the Athens, Ohio location, producing $1,724 in residential real estate loans during the first quarter of 2017.  Total loan production within the real estate portfolio consists of increasing short-term adjustable-rate mortgages partially offset by decreasing long-term fixed-rate mortgages. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2016.

Consumer loan balances remained relatively stable at March 31, 2017, increasing $180, or 0.1%, from year-end 2016.  While overall consumer loan balances were stable, the Company's automobile loan segment grew by $2,300, or 3.8%, from year-end 2016.  Automobile loans represent the Company's largest consumer loan segment at 46.2% of total consumer loans.  The Company continues to target more auto dealers within its market areas and offer interest rates that are more competitive with local banks.  Growth in automobile loans was partially offset by decreases in other consumer loans, mostly from credit card loan balances.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $7,315 allowance for loan losses at March 31, 2017, which was a decrease from the $7,699 allowance at year-end 2016. The allowance was impacted by a decrease of $2,436 in specific allocations from year-end 2016. Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  When re-evaluating the impaired loan balances to their corresponding collateral values at March 31, 2017, it was determined that a commercial real estate loan relationship was no longer impaired and no longer collateral dependent due to the borrower's financial performance improvement.  This resulted in the removal of that borrower's specific allocation of $1,681 that had previously been identified as impairment.  Further contributing to lower specific reserves during the first quarter of 2017 was the charge-off of a collateral dependent commercial real estate loan's specific allocation of $557.  This specific reserve had been allocated for during 2016, which resulted in no corresponding provision expense impact in 2017.

Partially offsetting the decrease in specific allocations was an increase in the Company's general allocations of the allowance for loan losses from year-end 2016.  As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. The Company's risk factors have benefited from a decline in troubled assets, with nonperforming loans to total loans finishing at 1.19% at March 31, 2017, as compared to 1.26% at December 31, 2016.  The Company's nonperforming assets to total assets also improved to 1.05% at March 31, 2017, as compared to 1.20% at December 31, 2016.  General risks in the portfolio were also positively impacted by lower impaired loans at March 31, 2017, which decreased $4,981, or 21.9%, from year-end 2016.  However, it was the addition of new risk factors during the first quarter of 2017 that caused the general allocation component of the allowance for loan losses to increase $2,052, or 43.5%, from year-end 2016.  During the first quarter of 2017, the Company continued to experience lower historical loan loss factors, which prompted management to evaluate the exposure to losses incurred during an economic downturn.  Based on historical losses incurred outside the Company's lookback period, management determined it would be necessary to include an economic risk factor to add general reserves for losses based upon the difference in the Company's current historical loss factors and risks in the portfolio.  Furthermore, management evaluated recent changes in loan underwriting standards, which may expose the loan portfolio to additional credit risk.  As a result, an economic risk factor was added, which contributed to additional general reserves.

The Company's allowance for loan losses to total loans ratio finished at 0.99% at March 31, 2017 and 1.05% at year-end 2016.  Management believes that the allowance for loan losses at March 31, 2017 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2017 increased $77,451, or 9.8%, from year-end 2016.  This deposit growth came primarily from noninterest-bearing deposit balances. During the first quarter of 2017, the Company experienced a significant increase in its business checking account balances, which increased $77,554, or 37.0%, from year-end 2016. This increase was largely the result of ERC/ERD tax refund items processed during the first quarter of 2017.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company's business checking accounts should decrease during the remainder of 2017.
Deposit growth also came from interest-bearing NOW account balances, which increased $10,844, or 7.0%, during the first three months of 2017 as compared to year-end 2016. This increase was largely driven by growth in municipal NOW products due to seasonality of tax collections received, which typically decrease in the second quarter. Interest-bearing deposit growth also came from statement savings account balances, which increased $4,395, or 4.6%, from year-end 2016.
During the first quarter of 2017, time deposits decreased $8,320, or 4.4%, from year-end 2016. Based on the minimal spread between a short-term CD rate and a statement savings rate, many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future. This change in time deposits from year-end 2016 fits within management's strategy of focusing on more "core" deposit balances. Also partially offsetting growth in deposits was an $8,063, or 6.0%, decrease in money market balances, largely due to the Company's Market Watch product.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2017, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $39,285 at March 31, 2017, an increase of $2,200, or 5.9%, from year-end 2016. The increase was necessary to help fund earning asset growth during the first quarter of 2017. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders' Equity
The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At March 31, 2017, the Bank's capital exceeded the minimum requirements to be deemed "well capitalized" under applicable prompt corrective action regulations. Total shareholders' equity at March 31, 2017 of $107,651 increased $3,123, or 3.0%, as compared to $104,528 at December 31, 2016. Capital growth during 2017 came primarily from year-to-date net income of $3,217.
Comparison of Results of Operations
for the Three Months Ended
March 31, 2017 and 2016

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2017 compared to the same period in 2016. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the first quarter of 2017, net interest income increased $1,765, or 19.4%, as compared to the first quarter of 2016. The improvement came primarily from the acquisition of Milton Bank during the third quarter of 2016, which contributed to higher interest income on acquired earning assets partially offset by interest expense on acquired interest-bearing deposits.  In total, the Company benefited from $1,429 in net interest income generated by the Milton Bank acquisition.  Further contributions to net interest income came from higher interest income on interest-bearing deposits with banks as a result of seasonal average balance growth and short-term rate increases.

Total interest and fee income recognized on the Company's earning assets increased $1,968, or 20.1%, during the first quarter of 2017, as compared to the same period in 2016.  While the Company generated loan growth primarily through the Milton Bank merger, there were already trends of loan origination improvement making a positive impact to loan earnings.  The Athens, Ohio loan production office has generated over $15 million in commercial and residential real estate loans when comparing the balances at March 31, 2017 to a year ago at March 31, 2016.  Loan growth (excluding Milton Bank and Athens, Ohio loans) has also been improving within the automobile segment, as well as the commercial and industrial loan segment, impacted by loan participations and loans to states and political subdivisions from a year ago. With the merger and improved loan production, the Company's loan income increased $1,863, or 20.9%, during the three months ended March 31, 2017, as compared to the same period in 2016.

During the three months ended March 31, 2017, total other interest income increased $98, or 58.7%, as compared to the same period in 2016.  The increase was primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  This interest-bearing account carried an interest rate of 0.50% during most of 2016.  In December 2016, the Federal Reserve increased short-term rates by 25 basis points, and then again in March 2017 by another 25 basis points.  These short-term rate adjustments have increased the Federal Reserve clearing account's interest rate from 0.50% of a year ago to 1.00%.  The timing of the most recent rate adjustments benefited the Company, as it entered into the first quarter of 2017 experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that were maintained within the Federal Reserve clearing account.

Total interest expense incurred on the Company's interest-bearing liabilities during the first quarter of 2017 increased $203, or 30.3%, as compared to the same period in 2016.  The increases were primarily from the Milton Bank acquired deposits that generated more interest expense.  However, the Company's interest expense continues to be minimized by a sustained low-rate environment that has impacted the repricings of various Bank deposit products, including certain interest-bearing demand accounts.  This has contributed to a minimal change in the weighted average cost of the Company's core deposits, which finished at 0.24% at March 31, 2017, as compared to 0.23% at March 31, 2016. The Company continues to utilize more of its lower cost, core deposit funding sources to further reduce interest expense.  In addition, over 60% of the acquired Milton Bank deposits consisted of core deposit funding sources.  As a result, the Company's average interest- and non-interest bearing core deposits increased $120,703, or 20.5%, while the average balances of higher costing time deposits increased $29,071, or 18.9%, during the first three months of 2017, as compared to the same period in 2016.  The minimal change in average market interest rates and the continued emphasis on utilizing lower costing deposit balances have caused the Company's total weighted average costs on interest-bearing deposits to increase by only 2 basis points from 0.41% at March 31, 2017 to 0.43% at March 31, 2016.

During 2017, the Company's net interest margin results improved over the prior year, finishing at 4.52% during the first quarter of 2017, as compared to 4.50% during the same period in 2016.  This improvement was due to a 19.9% increase in average earning assets combined with a higher deposit mix of lower-costing core deposits and a sustained low rate environment that has helped to minimize interest expense. While the Company benefited in the first quarter of 2017 from a heightened level of excess funds within its Federal Reserve clearing account, the focus will be on re-deploying the retained portion of these funds to higher yielding assets as opportunities arise. The Company will continue to face pressure on its net interest income and margin improvement unless loan balances continue to expand and remain a larger component of overall earning assets.

Provision for Loan Losses
During the first quarter of 2017, the Company experienced a decrease in provision expense of $334, or 69.7%, as compared to the first quarter of 2016. The decrease in provision expense was primarily due to a $2,436 decrease in specific allocations, which was mostly due to one commercial real estate loan relationship.  As previously mentioned, the financial improvement of this commercial borrower contributed to the removal of $1,681 in specific allocations, which lowered provision expense during the first quarter of 2017.  The benefit of lower specific reserves was partially offset by a $2,052 increase in general allocations from year-end 2016.  As previously mentioned, management further evaluated the risks associated with loan loss history and loan underwriting that resulted in additional risk factors being added to the March 31, 2017 allowance for loan loss determination.

Net charge-offs increased $348 during the first quarter of 2017, but was largely associated with the charge-off of $557 in specific reserves that had been allocated prior to 2017. Since the specific reserve had been allocated prior to 2017, there was no corresponding provision expense impact associated with this charge-off during the first quarter of 2017. Excluding this $557 charge-off, the remaining net charge-offs during the year-to-date period at March 31, 2017 would be down $209, as compared to the first quarter of 2016.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2017 decreased $122, or 3.8%, when compared to the three months ended March 31, 2016.  Lower noninterest income during 2017 was largely affected by the Company's seasonal ERC/ERD fees, which decreased $378, or 21.6%, from the prior year. In the fourth quarter of 2014, the Bank entered into a new agreement with a third-party tax refund product provider, which lowered the per-item fee associated with each refund facilitated.  As a result, the lower fee structure caused tax processing revenues to be lower than the year before. Furthermore, the Company experienced a decrease in the number of ERC/ERD transactions that were facilitated.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2017, with only minimal income expected during the second half of 2017.

Partially offsetting the decline from tax processing fees were increases from the Milton Bank acquisition.  In total, the Company benefited from $180 in noninterest income generated by the addition of Milton Bank's customer deposit base.  This addition to the deposit base contributed to the Company improvements in debit and credit card interchange income, which were up $194, or 33.1%, and service charges on deposit accounts, which were up $99, or 24.4%.  The volume of transactions utilizing the Company's credit card and Jeanie Plus debit card continue to increase from a year ago, which are being impacted by cash and merchandise incentives that promote customer use of electronic payments.

The Company's remaining noninterest income categories were collectively down $37, or 7.6%, during the first quarter of 2017, when compared to the same period in 2016. This decrease was primarily due to a fair value write-down of $42 recorded on one commercial property that contributed to higher losses on OREO.

Noninterest Expense

Noninterest expense during the first quarter of 2017 increased $1,406, or 17.6%, from the first quarter in 2016.  The acquisition of Milton Bank contributed to an increase in most of the noninterest expense categories related to having a larger organization after the merger.  The largest impact was to salaries and employee benefits, which increased $794, or 17.4%, during the three months ended March 31, 2017, as compared to the same period in 2016.  In addition to adding Milton Bank employees, the salaries and employee benefit category was also impacted by annual merit increases and higher health insurance costs.

The Company also experienced increases in data processing expense, which increased $182, or 51.6%, during the first quarter of 2017, as compared to the same period in 2016.  Data processing charges grew as a result of higher transaction volume associated with debit and credit cards, as well as higher processing charges from the Company's Big Rewards customer incentive platform.

Other overhead expense increases during the first quarter of 2017 include foreclosure costs, which were up $127, and professional fees, which were up $116, as compared to the first quarter of 2016.  Both variances were impacted by the collection and legal expense associated with maintaining OREO properties, as well as the recovery efforts on loan deficiency balances.
The Company experienced a decrease of $200, or 88.1%, in merger related expenses during the three months ended March 31, 2017, as compared to the same period in 2016.  During the first quarter of 2016, the Company executed the merger agreement with Milton Bancorp.  The merger was eventually finalized on August 5, 2016.  The Company anticipates the remaining merger related expenses in 2017 to be minimal.
The remaining noninterest expense categories increased $387, or 16.0%, during the first quarter of 2017, as compared to the first quarter of 2016.  The addition of Milton Bank contributed to the increases of various noninterest expense areas that include software, building and equipment, customer incentives, and intangible asset amortization.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the year-to-date period ending March 31, 2017, the Company was successful in generating more net interest income primarily due to higher average earning assets while minimizing funding costs.  However, a 21.6% year-over-year decline in tax processing fees combined with higher personnel costs caused overhead expense to outpace net revenue levels so far during 2017.  As a result, the Company's efficiency levels have regressed, finishing at 66.2% at March 31, 2017, as compared to 63.8% at March 31, 2016.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  In addition, in order for a financial holding company to continue to engage in activities permitted only for financial holding companies, it must be "well capitalized".  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity tier 1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began to phase in on January 1, 2016 at 0.625%, and will be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019.  Further, Basel III rules increased the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank's ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2017 and year-end 2016, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.  The Company's capital also met the requirements for the Company to be deemed well capitalized.
The following table summarizes the capital ratios of the Company and Bank and the minimum regulatory requirements:
	3/31/17	12/31/16	Regulatory Minimum

Common equity tier 1 risk-based capital ratio
Company	14.4%	14.0%	4.5%
Bank	14.5%	14.2%	4.5%

Tier 1 risk-based capital ratio
Company	15.6%	15.3%	6.0%
Bank	14.5%	14.2%	6.0%

Total risk-based capital ratio
Company	16.6%	16.4%	8.0%
Bank	15.5%	15.3%	8.0%

Leverage ratio
Company	10.3%	11.2%	4.0%
Bank	9.6%	10.4%	4.0%

Cash dividends paid by the Company were $980 during the first three months of 2017.  The year-to-date dividends paid totaled $0.21 per share for 2017.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $215,360, represented 20.8% of total assets at March 31, 2017. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2017, the Bank could borrow an additional $140,581 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2017, this line had total availability of $47,020. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies
The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company's 2016 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses and business combinations to be critical accounting policies.

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

Consumer loans are comprised of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured. These loans typically have maturities of 6 years or less with repayment dependent on individual wages and income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. During the last several years, one of the most significant portions of the Company's net loan charge-offs have been from consumer loans. Nevertheless, the Company has allocated the highest percentage of its allowance for loan losses as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances and inherent risk associated with such portfolios.

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

The following table presents the Company's estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2017 Percentage Change in Net Interest Income	December 31, 2016 Percentage Change in Net Interest Income
+300	5.20%	(.39%)
+200	3.64%	(.05%)
+100	1.90%	.09%
-100	(3.04%)	(1.72%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At March 31, 2017, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  Contributing to the change in interest rate risk profile from December 31, 2016, was the significant increase in liquidity due to tax refund processing.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the deposit balance associated with tax refund processing is seasonal, management expects a portion of the balance maintained at the Federal Reserve to decline in subsequent quarters, which may reduce or eliminate our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors disclosed in Part I, Item 1.A. "Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission.  These risk factors could materially affect the Company's business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 21, 2017, Ohio Valley sold 15,118 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $428. No underwriters were involved, and no underwriting discount or commissions were paid. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2017.

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

OHIO VALLEY BANC CORP.

Date:	May 10, 2017	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 10, 2017	By:	/s/Scott W. Shockey
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