Form 10-Q
period 2017-06-30
OHIO VALLEY BANC CORP
filed 2017-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of common shares of the registrant outstanding as of August 9, 2017 was 4,683,107.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	UNAUDITED
ASSETS
Cash and noninterest-bearing deposits with banks	$11,013	$12,512
Interest-bearing deposits with banks	24,473	27,654
Total cash and cash equivalents	35,486	40,166

Certificates of deposit in financial institutions	1,820	1,670
Securities available for sale	102,697	96,490
Securities held to maturity (estimated fair value: 2017 - $19,330; 2016 - $19,171)	18,605	18,665
Restricted investments in bank stocks	7,506	7,506

Total loans	756,905	734,901
Less: Allowance for loan losses	(6,952)	(7,699)
Net loans	749,953	727,202

Premises and equipment, net	13,233	12,783
Other real estate owned	2,436	2,129
Accrued interest receivable	2,264	2,315
Goodwill	7,371	7,801
Other intangible assets, net	588	670
Bank owned life insurance and annuity assets	29,529	29,349
Other assets	8,668	7,894
Total assets	$980,156	$954,640

LIABILITIES
Noninterest-bearing deposits	$227,064	$209,576
Interest-bearing deposits	581,128	580,876
Total deposits	808,192	790,452

Other borrowed funds	40,655	37,085
Subordinated debentures	8,500	8,500
Accrued liabilities	13,822	14,075
Total liabilities	871,169	850,112

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2017 - 5,342,846 shares issued; 2016 - 5,325,504 shares issued)	5,343	5,326
Additional paid-in capital	47,268	46,788
Retained earnings	72,112	69,117
Accumulated other comprehensive loss	(24)	(991)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	108,987	104,528
Total liabilities and shareholders' equity	$980,156	$954,640

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Interest and dividend income:
Loans, including fees	$10,131	$8,135	$20,921	$17,062
Securities
Taxable	536	491	1,024	979
Tax exempt	105	112	208	226
Dividends	94	73	186	147
Other Interest	123	102	388	269
	10,989	8,913	22,727	18,683
Interest expense:
Deposits	628	510	1,228	1,008
Other borrowed funds	229	147	445	272
Subordinated debentures	61	50	118	97
	918	707	1,791	1,377
Net interest income	10,071	8,206	20,936	17,306
Provision for loan losses	175	141	320	620
Net interest income after provision for loan losses	9,896	8,065	20,616	16,686

Noninterest income:
Service charges on deposit accounts	530	434	1,034	839
Trust fees	55	56	113	116
Income from bank owned life insurance and annuity assets	182	191	404	400
Mortgage banking income	50	61	105	118
Electronic refund check / deposit fees	291	270	1,667	2,024
Debit / credit card interchange income	863	625	1,643	1,211
Gain (loss) on other real estate owned	(21)	13	(71)	8
Other	162	211	330	380
	2,112	1,861	5,225	5,096
Noninterest expense:
Salaries and employee benefits	5,145	4,528	10,509	9,098
Occupancy	448	405	882	834
Furniture and equipment	258	201	518	386
Professional fees	451	341	904	678
Marketing expense	257	248	512	495
FDIC insurance	109	148	267	297
Data processing	553	336	1,088	689
Software	378	302	737	594
Foreclosed assets	75	121	267	186
Amortization of intangibles	41	----	82	----
Merger related expenses	----	134	27	361
Other	2,161	1,009	3,458	2,124
	9,876	7,773	19,251	15,742

Income before income taxes	2,132	2,153	6,590	6,040
Provision for income taxes	391	447	1,632	1,502

NET INCOME	$1,741	$1,706	$4,958	$4,538

Earnings per share	$.37	$.41	$1.06	$1.10

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net Income	$1,741	$1,706	$4,958	$4,538

Other comprehensive income:
Change in unrealized loss on available for sale securities	771	499	1,465	1,437
Related tax expense	(262)	(170)	(498)	(489)
Total other comprehensive income, net of tax	509	329	967	948

Total comprehensive income	$2,250	$2,035	$5,925	$5,486

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Balance at beginning of period	$107,651	$93,631	$104,528	$90,470

Net income	1,741	1,706	4,958	4,538

Other comprehensive income, net of tax	509	329	967	948

Common stock issued through DRIP (2017 - 2,224 shares issued)	69	----	69	----

Common stock issued to ESOP (2017 - 15,118 shares issued; 2016 - 24,572 shares issued)	----	----	428	575

Cash dividends	(983)	(870)	(1,963)	(1,735)

Balance at end of period	$108,987	$94,796	$108,987	$94,796

Cash dividends per share	$.21	$.21	$.42	$.42

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2017	2016

Net cash provided by operating activities:	$4,978	$7,176

Investing activities:
Proceeds from maturities of securities available for sale	12,170	8,805
Purchases of securities available for sale	(17,082)	(10,278)
Proceeds from maturities of securities held to maturity	422	981
Purchases of securities held to maturity	(389)	(412)
Proceeds from maturities of certificates of deposit in financial institutions	245	----
Purchases of certificates of deposit in financial institutions	(395)	----
Net change in loans	(24,076)	(17,583)
Proceeds from sale of other real estate owned	773	386
Purchases of premises and equipment	(997)	(438)
Proceeds from bank owned life insurance	224	----
Net cash used in investing activities	(29,105)	(18,539)

Financing activities:
Change in deposits	17,840	17,569
Cash dividends	(1,963)	(1,735)
Proceeds from Federal Home Loan Bank borrowings	4,785	8,203
Repayment of Federal Home Loan Bank borrowings	(962)	(715)
Change in other long-term borrowings	(228)	----
Change in other short-term borrowings	(25)	(22)
Net cash provided by financing activities	19,447	23,300

Change in cash and cash equivalents	(4,680)	11,937
Cash and cash equivalents at beginning of period	40,166	45,530
Cash and cash equivalents at end of period	$35,486	$57,467

Supplemental disclosure:

Cash paid for interest	$1,698	$1,330
Cash paid for income taxes	2,236	1,675
Transfers from loans to other real estate owned	1,236	65
Other real estate owned sales financed by The Ohio Valley Bank Company	85	274

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. ("Ohio Valley") and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the "Bank"), Loan Central, Inc. ("Loan Central"), a consumer finance company, Ohio Valley Financial Services Agency, LLC ("Ohio Valley Financial Services"), an insurance agency, and OVBC Captive, Inc. (the "Captive"), a limited purpose property and casualty insurance company.  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC ("Ohio Valley REO"), an Ohio limited liability company, to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO.  Ohio Valley and its subsidiaries are collectively referred to as the "Company".  All material intercompany accounts and transactions have been eliminated in consolidation.
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2017, and its results of operations and cash flows for the periods presented.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2017.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2016 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2016 have been reclassified to conform to the presentation for 2017.  These reclassifications had no effect on the net income or shareholders' equity.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,681,763 and 4,142,247 for the three months ended June 30, 2017 and 2016, respectively.  The weighted average common shares outstanding were 4,677,066 and 4,134,956 for the six months ended June 30, 2017 and 2016, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NEW ACCOUNTING PRONOUNCEMENTS:  In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, with early adoption permitted on January 1, 2017. Management is currently evaluating the impact of this update on its consolidated financial statements and related disclosures, however, adoption by the Company is not expected to have a material impact.  The Company's primary sources of revenues are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU 2014-09.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In February 2016, the FASB issued an update (ASU 2016-02, Leases) which will require lessees to record most leases on their balance sheets and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$13,642	----
Agency mortgage-backed securities, residential	----	89,055	----

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$10,544	----
Agency mortgage-backed securities, residential	----	85,946	----

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$2,462
Construction	----	----	290
Commercial and industrial	----	----	373

Other real estate owned:
Commercial real estate:
Construction	----	----	754

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$3,536
Nonowner-occupied	----	----	1,985
Commercial and industrial	----	----	298

Other real estate owned:
Commercial real estate:
Construction	----	----	754

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At June 30, 2017, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $3,125, with no corresponding valuation allowance.  This resulted in no change to provision expense during the three months ended June 30, 2017, and a decrease of $221 in provision expense during the six months ended June 30, 2017, with $1,011 in additional charge-offs recognized.  This is compared to an increase of $1,574 in provision expense during the three months ended June 30, 2016, and an increase of $1,658 in provision expense during the six months ended June 30, 2016, with no additional charge-offs recognized.  At December 31, 2016, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $8,732, with a corresponding valuation allowance of $2,913, resulting in an increase of $2,509 in provision expense during the year ended December 31, 2016, with no additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at June 30, 2017 and December 31, 2016 had a net carrying amount of $754, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,463. There were no corresponding write downs during the three and six months ended June 30, 2017 and 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$2,462	Sales approach	Adjustment to comparables	0% to 250%	56.4%
		Income approach	Capitalization Rate	9%	9%
Construction	290	Sales approach	Adjustment to comparables	15.7% to 52%	31.7%
Commercial and industrial	373	Sales approach	Adjustment to comparables	2% to 14.2%	8.1%

Other real estate owned:
Commercial real estate:
Construction	754	Sales approach	Adjustment to comparables	0% to 30%	11.7%

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$3,536	Sales approach	Adjustment to comparables	0% to 65%	13.7%
		Cost approach	Adjustment to comparables	0% to 29.5%	14.8%
Nonowner-occupied	1,985	Sales approach	Adjustment to comparables	0% to 250%	58.6%
Commercial and industrial	298	Sales approach	Adjustment to comparables	0.9% to 9.7%	5.2%

Other real estate owned:
Commercial real estate:
Construction	754	Sales approach	Adjustment to comparables	0% to 30%	11.7%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at June 30, 2017 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$35,486	$35,486	$	----	$	----	$35,486
Certificates of deposit in financial institutions	1,820	----		1,820		----	1,820
Securities available for sale	102,697	----		102,697		----	102,697
Securities held to maturity	18,605	----		9,977		9,353	19,330
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	749,953	----		----		733,487	733,487
Accrued interest receivable	2,264	----		264		2,000	2,264

Financial liabilities:
Deposits	808,192	227,064		581,060		----	808,124
Other borrowed funds	40,655	----		39,839		----	39,839
Subordinated debentures	8,500	----		6,287		----	6,287
Accrued interest payable	607	2		605		----	607

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$40,166	$40,166	$	----	$	----	$40,166
Certificates of deposit in financial institutions	1,670	----		1,670		----	1,670
Securities available for sale	96,490	----		96,490		----	96,490
Securities held to maturity	18,665	----		9,541		9,630	19,171
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	727,202	----		----		727,079	727,079
Accrued interest receivable	2,315	----		224		2,091	2,315

Financial liabilities:
Deposits	790,452	209,576		581,340		----	790,916
Other borrowed funds	37,085	----		35,948		----	35,948
Subordinated debentures	8,500	----		5,821		----	5,821
Accrued interest payable	513	4		509		----	513

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
U.S. Government sponsored entity securities	$13,689	$	----	$(47)	$13,642
Agency mortgage-backed securities, residential	89,044		718	(707)	89,055
Total securities	$102,733		$718	$(754)	$102,697

December 31, 2016
U.S. Government sponsored entity securities	$10,624	$	----	$(80)	$10,544
Agency mortgage-backed securities, residential	87,367		495	(1,916)	85,946
Total securities	$97,991		$495	$(1,996)	$96,490

NOTE 3 – SECURITIES (Continued)

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2017
Obligations of states and political subdivisions	$18,601	$741	$(16)	$19,326
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$18,605	$741	$(16)	$19,330

December 31, 2016
Obligations of states and political subdivisions	$18,661	$654	$(148)	$19,167
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$18,665	$654	$(148)	$19,171

The amortized cost and estimated fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,602	$4,591	$89	$89
Due in over one to five years	6,027	5,999	6,839	7,101
Due in over five to ten years	3,060	3,052	8,415	8,862
Due after ten years	----	----	3,258	3,274
Agency mortgage-backed securities, residential	89,044	89,055	4	4
Total debt securities	$102,733	$102,697	$18,605	$19,330

The following table summarizes securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2017	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$13,642	$(47)	$	----	$	----	$13,642	$(47)
Agency mortgage-backed
securities, residential	46,195	(707)		----		----	46,195	(707)
Total available for sale	$59,837	$(754)	$	----	$	----	$59,837	$(754)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,524	$(16)	$	----	$	----	$1,524	$(16)
Total held to maturity	$1,524	$(16)	$	----	$	----	$1,524	$(16)

December 31, 2016	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$10,544	$(80)	$	----	$	----	$10,544	$(80)
Agency mortgage-backed
securities, residential	64,043	(1,916)		----		----	64,043	(1,916)
Total available for sale	$74,587	$(1,996)	$	----	$	----	$74,587	$(1,996)

NOTE 3 – SECURITIES (Continued)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$3,813	$(148)	$	----	$	----	$3,813	$(148)
Total held to maturity	$3,813	$(148)	$	----	$	----	$3,813	$(148)

There were no sales of investment securities during the three and six months ended June 30, 2017 and 2016. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of June 30, 2017, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2017 and December 31, 2016 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2017	2016
Residential real estate	$304,537	$286,022
Commercial real estate:
Owner-occupied	75,829	77,605
Nonowner-occupied	93,083	90,532
Construction	43,215	45,870
Commercial and industrial	102,950	100,589
Consumer:
Automobile	64,540	59,772
Home equity	21,300	20,861
Other	51,451	53,650
	756,905	734,901
Less: Allowance for loan losses	(6,952)	(7,699)

Loans, net	$749,953	$727,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 and 2016:

June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,392	$2,729	$1,360	$1,834	$7,315
Provision for loan losses	(68)	(89)	(35)	367	175
Loans charged off	(73)	(53)	(399)	(384)	(909)
Recoveries	49	226	6	90	371
Total ending allowance balance	$1,300	$2,813	$932	$1,907	$6,952

June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,185	$1,995	$2,672	$1,094	$6,946
Provision for loan losses	(258)	1,445	(1,266)	220	141
Loans charged-off	(67)	(52)	----	(353)	(472)
Recoveries	46	76	10	187	319
Total ending allowance balance	$906	$3,464	$1,416	$1,148	$6,934

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 and 2016:

June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$939	$4,315	$907	$1,538	$7,699
Provision for loan losses	377	(1,176)	350	769	320
Loans charged off	(146)	(612)	(403)	(705)	(1,866)
Recoveries	130	286	78	305	799
Total ending allowance balance	$1,300	$2,813	$932	$1,907	$6,952

June 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,087	$1,959	$2,589	$1,013	$6,648
Provision for loan losses	(218)	1,462	(1,184)	560	620
Loans charged-off	(171)	(52)	----	(836)	(1,059)
Recoveries	208	95	11	411	725
Total ending allowance balance	$906	$3,464	$1,416	$1,148	$6,934

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

June 30, 2017	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$97	$	----	$1	$98
Collectively evaluated for impairment		1,300	2,716		932	1,906	6,854
Total ending allowance balance		$1,300	$2,813		$932	$1,907	$6,952

Loans:
Loans individually evaluated for impairment		$1,141	$7,262		$9,077	$209	$17,689
Loans collectively evaluated for impairment		303,396	204,865		93,873	137,082	739,216
Total ending loans balance		$304,537	$212,127		$102,950	$137,291	$756,905

December 31, 2016	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,535	$241	$205	$2,981
Collectively evaluated for impairment		939	1,780	666	1,333	4,718
Total ending allowance balance		$939	$4,315	$907	$1,538	$7,699

Loans:
Loans individually evaluated for impairment		$717	$13,111	$8,465	$416	$22,709
Loans collectively evaluated for impairment		285,305	200,896	92,124	133,867	712,192
Total ending loans balance		$286,022	$214,007	$100,589	$134,283	$734,901

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016:

June 30, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$377	$377	$97
Consumer:
Home equity	209	209	1
With no related allowance recorded:
Residential real estate	1,141	1,141	----
Commercial real estate:
Owner-occupied	3,164	2,665	----
Nonowner-occupied	5,229	3,773	----
Construction	993	447	----
Commercial and industrial	9,390	9,077	----
Total	$20,503	$17,689	$98

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,477	$5,477	$2,435
Nonowner-occupied	384	384	100
Commercial and industrial	392	392	241
Consumer:
Home equity	416	416	205
With no related allowance recorded:
Residential real estate	717	717	----
Commercial real estate:
Owner-occupied	3,638	3,091	----
Nonowner-occupied	5,078	3,632	----
Construction	1,001	527	----
Commercial and industrial	8,073	8,073	----
Total	$25,176	$22,709	$2,981

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$379	$5	$5	$380	$14	$14
Consumer:
Home equity	209	2	2	210	5	5
With no related allowance recorded:
Residential real estate	1,028	12	12	992	20	20
Commercial real estate:
Owner-occupied	2,836	36	36	2,921	120	120
Nonowner-occupied	3,779	21	21	3,730	74	74
Construction	487	5	5	501	108	108
Commercial and industrial	8,990	100	100	8,815	290	290
Total	$17,708	$181	$181	$17,549	$631	$631

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,570	$143	$143	$1,781	$147	$147
Nonowner-occupied	392	5	5	393	10	10
Commercial and industrial	887	----	----	887	----	----
Consumer:
Home equity	218	2	2	218	4	4
With no related allowance recorded:
Residential real estate	728	7	7	730	16	16
Commercial real estate:
Owner-occupied	3,197	40	40	3,220	83	83
Nonowner-occupied	3,378	29	29	3,176	42	42
Construction	431	97	97	514	97	97
Commercial and industrial	8,212	95	95	8,076	187	187
Total	$20,013	$418	$418	$18,995	$586	$586

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2017 and December 31, 2016, other real estate owned secured by residential real estate totaled $564 and $938, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,812 and $1,492 as of June 30, 2017 and December 31, 2016, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2017 and December 31, 2016:

June 30, 2017	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$185	$3,366
Commercial real estate:
Owner-occupied	----	384
Nonowner-occupied	----	2,713
Construction	----	447
Commercial and industrial	70	468
Consumer:
Automobile	110	30
Home equity	235	17
Other	141	58
Total	$741	$7,483

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2016	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$132	$3,445
Commercial real estate:
Owner-occupied	28	1,571
Nonowner-occupied	----	2,506
Construction	----	527
Commercial and industrial	----	867
Consumer:
Automobile	121	5
Home equity	----	34
Other	46	6
Total	$327	$8,961

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2017 and December 31, 2016:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,312	$1,017	$2,207	$7,536	$297,001	$304,537
Commercial real estate:
Owner-occupied	1,870	512	234	2,616	73,213	75,829
Nonowner-occupied	83	235	2,478	2,796	90,287	93,083
Construction	191	62	447	700	42,515	43,215
Commercial and industrial	1,075	234	475	1,784	101,166	102,950
Consumer:
Automobile	850	225	140	1,215	63,325	64,540
Home equity	136	232	235	603	20,697	21,300
Other	547	128	200	875	50,576	51,451
Total	$9,064	$2,645	$6,416	$18,125	$738,780	$756,905

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,728	$953	$2,201	$6,882	$279,140	$286,022
Commercial real estate:
Owner-occupied	134	366	1,325	1,825	75,780	77,605
Nonowner-occupied	261	18	2,506	2,785	87,747	90,532
Construction	66	52	182	300	45,570	45,870
Commercial and industrial	1,283	483	800	2,566	98,023	100,589
Consumer:
Automobile	1,091	221	126	1,438	58,334	59,772
Home equity	349	45	----	394	20,467	20,861
Other	685	155	46	886	52,764	53,650
Total	$7,597	$2,293	$7,186	$17,076	$717,825	$734,901

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2017 and December 31, 2016:

.June 30, 2017	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$706	$	----	$706
Maturity extension at lower stated rate than market rate	231			231
Credit extension at lower stated rate than market rate	----		204	204
Commercial real estate:
Owner-occupied
Interest only payments	164		----	164
Reduction of principal and interest payments	566		----	566
Maturity extension at lower stated rate than market rate	1,525		----	1,525
Nonowner-occupied
Interest only payments	560		2,179	2,739
Rate reduction	377		----	377
Credit extension at lower stated rate than market rate	572		----	572
Commercial and industrial:
Interest only payments	8,229		----	8,229
Maturity extension at lower stated rate than market rate	770		----	770
Credit extension at lower stated rate than market rate	----		78	78
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	208		----	208

Total TDR's	$13,908		$2,461	$16,369

December 31, 2016	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$717	$	----	$717
Commercial real estate:
Owner-occupied
Interest only payments	284		----	284
Rate reduction	----		232	232
Reduction of principal and interest payments	579		----	579
Maturity extension at lower stated rate than market rate	1,582		----	1,582
Nonowner-occupied
Interest only payments	600		2,210	2,810
Rate reduction	384		----	384
Credit extension at lower stated rate than market rate	574		----	574
Commercial and industrial:
Interest only payments	8,074		----	8,074
Credit extension at lower stated rate than market rate	----		391	391
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	213		----	213
Credit extension at lower stated rate than market rate	203		----	203

Total TDR's	$13,210		$2,833	$16,043

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three and six months ended June 30, 2017, the TDR's described above decreased the provision expense and the allowance for loan losses by $79 and $135, respectively, with corresponding charge-offs of $313.  This is compared to a decrease of $1,167 and $1,119 in the provision expense and the allowance for loan losses during the three and six months ended June 30, 2016, respectively, with no corresponding charge-offs.  During the year ended December 31, 2016, the TDR's described above decreased the allowance for loan losses and provision expense by $1,112 with corresponding charge-offs of $11.

At June 30, 2017, the balance in TDR loans increased $326, or 2.0%, from year-end 2016.  The Company had 85% of its TDR's performing according to their modified terms at June 30, 2017, as compared to 82% at December 31, 2016.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $98 at June 30, 2017, as compared to $546 in reserves at December 31, 2016.  At June 30, 2017, the Company had $2,271 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, as compared to $2,427 at December 31, 2016.

There were no TDR loan modifications or defaults during the three months ended June 30, 2016.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended June 30, 2017:

		TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Three months ended June 30, 2017	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate	1	$231	$231	$	----	$	----
Commercial and industrial	2	770	770		----		----
Total TDR's	3	$1,001	$1,001	$	----	$	----

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the six months ended June 30, 2017 and 2016:

		TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Six months ended June 30, 2017	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate	1	$231	$231	$	----	$	----
Commercial and industrial	2	770	770		----		----
Total TDR's	3	$1,001	$1,001	$	----	$	----

		TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Six months ended June 30, 2016	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Nonowner-occupied
Interest only payments	1	$238	$238	$	----	$	----
Credit extension at lower stated rate than market rate	1	575	575		----		----
Total TDR's	2	$813	$813	$	----	$	----

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

All of the Company's loans that were restructured during the six months ended June 30, 2017 were performing in accordance with their modified terms and have not experienced any payment defaults within twelve months following their loan modification.  The Company's loans that were restructured during the six months ended June 30, 2016 included a loan for $238 that experienced a payment default within twelve months following the loan modification and is not performing in accordance with the modified loan terms as of June 30, 2017.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the six months ended June 30, 2017 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2017, the Company had no allocation of reserves to customers whose loan terms were modified during the first six months of 2017. The loans modified during the six months ended June 30, 2016 had no impact on the provision expense or the allowance for loan losses.  As of June 30, 2016, the Company had no allocation of reserves to customers whose loan terms were modified during the first six months of 2016.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2017	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$64,378	$2,124	$9,327	$75,829
Nonowner-occupied	86,284	2,240	4,559	93,083
Construction	42,504	----	711	43,215
Commercial and industrial	96,611	1,355	4,984	102,950
Total	$289,777	$5,719	$19,581	$315,077

December 31, 2016	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$66,495	$428	$10,682	$77,605
Nonowner-occupied	83,103	2,364	5,065	90,532
Construction	45,325	----	545	45,870
Commercial and industrial	94,091	188	6,310	100,589
Total	$289,014	$2,980	$22,602	$314,596

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2017 and December 31, 2016:

June 30, 2017	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$64,400	$21,048	$51,252	$300,986	$437,686
Nonperforming	140	252	199	3,551	4,142
Total	$64,540	$21,300	$51,451	$304,537	$441,828

December 31, 2016	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$59,646	$20,827	$53,598	$282,445	$416,516
Nonperforming	126	34	52	3,577	3,789
Total	$59,772	$20,861	$53,650	$286,022	$420,305

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.12% of total loans were unsecured at June 30, 2017, down from 5.61% at December 31, 2016.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2017, the contract amounts of these instruments totaled approximately $69,364, compared to $67,191 at December 31, 2016.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2017 and December 31, 2016 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At June 30, 2017 and December 31, 2016, FHLB Borrowings included $48 and $73 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2017	$33,000	$7,655	$40,655
December 31, 2016	$29,203	$7,882	$37,085

Pursuant to collateral agreements with the FHLB, advances were secured by $295,597 in qualifying mortgage loans, $68,056 in commercial loans and $5,365 in FHLB stock at June 30, 2017.  Fixed-rate FHLB advances of $32,952 mature through 2042 and have interest rates ranging from 1.34% to 3.31% and a year-to-date weighted average cost of 2.14%.  There were no variable-rate FHLB borrowings at June 30, 2017.

At June 30, 2017, the Company had a cash management line of credit enabling it to borrow up to $75,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $75,000 available on this line of credit at June 30, 2017.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $217,234 at June 30, 2017.  Of this maximum borrowing capacity, the Company had $143,081 available to use as additional borrowings, of which $75,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of August 1, 2026, and have fixed rates ranging from 1.25% to 4.09% through August 1, 2021 and a year-to-date weighted average cost of 2.79% at June 30, 2017, as compared to 2.34% at December 31, 2016.  Promissory notes payable by Ohio Valley to related parties totaled $360 at June 30, 2017.  Promissory notes payable to other banks totaled $3,671 at June 30, 2017.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $41,200 at June 30, 2017 and $45,000 at December 31, 2016.

Scheduled principal payments as of June 30, 2017:

	FHLB Borrowings	Promissory Notes	Totals

2017	$4,738	$1,079	$5,817
2018	2,891	2,261	5,152
2019	2,724	1,852	4,576
2020	2,541	519	3,060
2021	2,240	541	2,781
Thereafter	17,866	1,403	19,269
	$33,000	$7,655	$40,655

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.8% and 89.1% of total consolidated revenues for the quarters ended June 30, 2017 and 2016, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended June 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$9,487	$584	$10,071
Provision expense	175	----	175
Noninterest income	1,962	150	2,112
Noninterest expense	9,316	560	9,876
Tax expense	332	59	391
Net income	1,626	115	1,741
Assets	968,864	11,292	980,156

	Three Months Ended June 30, 2016
	Banking	Consumer Finance	Total Company
Net interest income	$7,617	$589	$8,206
Provision expense	130	11	141
Noninterest income	1,734	127	1,861
Noninterest expense	7,099	674	7,773
Tax expense	438	9	447
Net income	1,684	22	1,706
Assets	814,176	12,273	826,449

	Six Months Ended June 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$18,877	$2,059	$20,936
Provision expense	200	120	320
Noninterest income	4,741	484	5,225
Noninterest expense	17,898	1,353	19,251
Tax expense	1,269	363	1,632
Net income	4,251	707	4,958
Assets	968,864	11,292	980,156

	Six Months Ended June 30, 2016
	Banking	Consumer Finance	Total Company
Net interest income	$15,288	$2,018	$17,306
Provision expense	505	115	620
Noninterest income	4,566	530	5,096
Noninterest expense	14,293	1,449	15,742
Tax expense	1,169	333	1,502
Net income	3,887	651	4,538
Assets	814,176	12,273	826,449

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Net income totaled $1,741 during the second quarter of 2017, an increase of $35, or 2.1%, compared to $1,706 during the second quarter of 2016.  Earnings per share for the second quarter of 2017 finished at $.37 per share, compared to $.41 per share during the second quarter of 2016.  The Company's net income during the six months ended June 30, 2017 totaled $4,958, an increase of $420, or 9.3%, compared to $4,538 during the six months ended June 30, 2016.  Earnings per share during the first six months of 2017 finished at $1.06 per share, compared to $1.10 per share during the first six months of 2016.  Higher earnings during both the quarterly and year-to-date periods were impacted primarily by the benefits of higher net interest income and lower provision expense partially offset by general increases in various overhead expenses.

The annualized net income to average asset ratio, or return on assets ("ROA"), decreased to 0.97% at June 30, 2017, compared to 1.05% at June 30, 2016.  The Company's net income to average equity ratio, or return on equity ("ROE"), also decreased to 9.40% at June 30, 2017, compared to 9.88% at June 30, 2016.

Net interest income for the three and six months ended June 30, 2017 showed positive growth over the same periods in 2016, increasing 22.7% and 21.0%, respectively. The increase came primarily from interest revenues associated with $145,252 of year-to-date average earning asset growth.   The growth in year-to-date average earning assets came primarily from average loans, which contributed $152,209 to the increase in average earning assets.  While the Company continues to experience growth from its existing markets, the large growth in loans came primarily from the Milton Bank merger, which resulted in the acquisition of $112 million in loans.  Also contributing to net interest income growth was higher interest recorded from the Company's interest-bearing Federal Reserve clearing account.  While the average interest-bearing balances maintained at the Federal Reserve have decreased 13.6% during the first six months of 2017, it has been the Federal Reserve's action of increasing short-term interest rates that has contributed to higher interest income.

During the three months ended June 30, 2017, the Company's provision expense was limited to just a $34 increase over the prior year's second quarter.  The Company also benefited from a $300 decrease in provision expense during the six months ended 2017 versus the same period in 2016. Lower provision expense during 2017 was largely impacted by a $2,883 decrease in specific allocations from December 31, 2016 related to the financial performance improvement of one commercial real estate loan relationship during the first quarter of 2017.  The decrease in specific allocations was partially offset by a $2,136 increase in general allocations from December 31, 2016 related to specific loan portfolio risks that management determined were necessary.  Provision expense during 2017 has also benefited from lower net charge-offs on loans without specific reserves.  Impacted by a lower level of specific reserves, the allowance for loan losses decreased by $747 from year-end 2016 to finish at $6,952, or .92% of total loans at June 30, 2017, as compared to 1.05% at December 31, 2016 and 1.15% at June 30, 2016.

Total noninterest income during the three months ended June 30, 2017 increased $251, or 13.5%, over the second quarter of 2016, and increased $129, or 2.5%, during the first six months of 2017, as compared to the same period in 2016.  Noninterest income improvement was impacted primarily by increases in fee income related to a higher deposit base from the Milton bank acquisition.  The higher deposit base contributed to quarterly and year-to-date increases of over 30% in debit and credit card interchange income and over 20% in service charges on deposit accounts.  Partially offsetting growth in noninterest income were lower tax processing fees through ERC/ERD transactions during the six months ended June 30, 2017.  In addition to a reduced number of tax refunds being processed during the first half of 2017, the per item fees received by the Company were lower under the new contract with the third-party tax refund product provider. The remaining noninterest income categories decreased $104 during the three months ended June 30, 2017, and $141 during the six months ended June 30, 2017, as compared to the same periods during 2016, primarily from higher losses on the sale of other real estate owned ("OREO").

Total noninterest expense increased $2,103 for the second quarter of 2017, and increased $3,509 during the first six months of 2017, as compared to the same periods in 2016.  The increase was impacted by the acquisition of Milton Bank, which contributed to general increases in most noninterest expense categories related to having a larger organization after the merger.  Higher overhead expense came mostly from salaries and employee benefit costs, which grew by $617, or 13.6%, during the second quarter of 2017, and $1,411, or 15.5%, during the first half of 2017, as compared to the same periods in 2016.  The increase was largely the result of adding Milton Bank employees, as well as annual merit increases and higher health insurance costs. Further contributing to higher overhead costs was fraud expense.  During the second quarter of 2017, management discovered four fraudulent wire transfers with a single account relationship totaling $933.  As of June 30, 2017, the Company was able to recover $103, resulting in net fraud expense of $830, which impacted other noninterest expense during both the three months and six months ended June 30, 2017.  The remaining noninterest categories increased $656, or 20.2%, during the three months ended June 30, 2017, and increased $1,268, or 19.1%, during the six months ended June 30, 2017, as compared to 2016.  This additional overhead expense came primarily from data processing, professional fees, and expenses associated with facilities.

At June 30, 2017, total assets were $980,156, compared to $954,640 at year-end 2016.  Asset growth was impacted mostly by gross loan balances, which were up by $22,004 from year-end 2016, driven by higher residential real estate and consumer auto loan originations, as well as commercial loan balance increases from the West Virginia market area. Total investment securities also increased 5.3% from year-end 2016, due mostly to new purchases of mortgage-backed securities.  The growth experienced in loans and securities was partially funded by interest-bearing deposits from the Company's Federal Reserve clearing account, which decreased 11.5% from year-end 2016.

Total liabilities were $871,169 at June 30, 2017, up $21,057 from December 31, 2016. Total deposit balances experienced continued growth during 2017, increasing $17,740 compared to year-end 2016.  Noninterest-bearing deposits accounted for $17,488 of the increase, coming mostly from business checking and incentive-based checking account transactions.

At June 30, 2017, total shareholders' equity was $108,987, up $4,459 since December 31, 2016.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2017 and December 31, 2016

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2017 compared to December 31, 2016.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2017, cash and cash equivalents were $35,486, a decrease of $4,680 compared to $40,166 at December 31, 2016.  The decrease in cash and cash equivalents came mostly from the Company's interest-bearing Federal Reserve Bank clearing account, impacted by the funding need associated with growth in earning assets.  The Company utilizes its interest-bearing Federal Reserve Bank clearing account to maintain seasonal tax refund deposits, as well as to fund earning asset growth and maturities of retail certificates of deposit ("CD's").  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during each of December 2016, March 2017 and June 2017 caused the federal funds rate to finish at 1.25% at June 30, 2017.  The interest rate increases had a corresponding effect on the interest revenue growth experienced during the first and second quarters of 2017 on Federal Reserve Bank clearing account balances. The 1.25% interest rate is higher than what the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At June 30, 2017, the Company had $1,820 in certificates of deposit owned by the Captive, up slightly from year-end 2016.  The deposits on hand at June 30, 2017 consist of eight certificates with remaining maturity terms ranging from less than 12 months up to 35 months.

Securities

The balance of total securities increased $6,147, or 5.3%, compared to year-end 2016.  The Company's investment securities portfolio is made up mostly of U.S. Government agency ("Agency") mortgage-backed securities, which increased $3,109, or 3.6%, from year-end 2016 and represented 73.4% of total investments at June 30, 2017.  During the first half of 2017, the Company invested $10,010 in new Agency mortgage-backed securities, while receiving principal repayments of $7,930.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  The Company also experienced a $3,098, or 29.4%, increase in U.S. Government sponsored entity securities, primarily from new purchases during the second quarter of 2017.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $756,905 at June 30, 2017, representing an increase of $22,004, or 3.0%, as compared to $734,901 at December 31, 2016.  Loans were positively impacted by growth in residential real estate, consumer automobile and commercial and industrial loan balances.

The residential real estate loan segment comprises the largest portion of the Company's overall loan portfolio at 40.2% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first half of 2017 increased $18,515 or 6.5%, from year-end 2016.  This increase was largely from the Bank's warehouse lending volume.  Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties.  The mortgage lender eventually sells the loans and repays the Bank.  From year-end 2016, warehouse lending balances increased $10,403 to finish at $15,928 at June 30, 2017.  The Company's growth in residential real estate loans was further impacted by higher balances in its Athens, Ohio and West Virginia markets.  The real estate loan portfolio is also impacted by loan construction projects.  During the period when a borrower's one- to four-family residential home is being built, it is first classified as a construction loan.  At the completion of this construction phase, the loan is re-classified to a residential real estate loan.  At June 30, 2017, construction loans were down 5.8%, indicating a higher transition of loan balances from commercial real estate to residential real estate.  Total loan production within the real estate portfolio consists of increasing short-term adjustable-rate mortgages partially offset by decreasing long-term fixed-rate mortgages. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2016.

The commercial lending segment increased $481, or 0.2%, from year-end 2016, which came mostly from the commercial and industrial loan portfolio, which increased $2,361, or 2.3%, from year-end 2016.  The increase was impacted by loan originations from the West Virginia market area during the first quarter of 2017.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The commercial real estate loan segment comprises the largest portion of the Company's total commercial loan portfolio at June 30, 2017, representing 67.3%.  At June 30, 2017, commercial real estate loans totaled $212,127, which decreased $1,880, or 0.9%, from year-end 2016.  Larger payoffs caused owner-occupied loans to decrease $1,776, or 2.3%, from year-end 2016, while a higher number of one- to four-family residential homes completed their building phase, causing construction loans to decrease $2,655, or 5.8%, from year-end 2016.  Partially offsetting these decreases was an increase in loan originations causing nonowner-occupied loan balances to grow by $2,551, or 2.8%, from year-end 2016. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances at June 30, 2017 represented an increase of $3,008, or 2.2%, from year-end 2016.  The increase was largely due to the Company's automobile loan segment, which grew by $4,768, or 8.0%, from year-end 2016.  Automobile loans represent the Company's largest consumer loan segment at 47.0% of total consumer loans.  The Company continues to target more auto dealers within its market areas and offer interest rates that are more competitive with local banks.  Growth in automobile loans was partially offset by decreases in other consumer loans, which were down 4.1%.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $6,952 allowance for loan losses at June 30, 2017, which was a decrease from the $7,699 allowance at year-end 2016. The allowance was impacted by a decrease of $2,883 in specific allocations from year-end 2016. Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  When re-evaluating the impaired loan balances to their corresponding collateral values at June 30, 2017, it was determined that a commercial real estate loan relationship was no longer impaired and no longer collateral dependent due to the borrower's financial performance improvement.  This resulted in the removal of that borrower's specific allocation of $1,681 that had previously been identified as impairment. Further contributing to lower specific reserves during the first half of 2017 were the charge-offs of several collateral dependent specific allocations.  Total charge-offs of $612 in commercial real estate loans and $399 in commercial and industrial loans were recorded as a result of asset impairment.  However, these specific reserves had already been allocated for prior to 2017, which resulted in no corresponding provision expense impact in 2017.

Partially offsetting the decrease in specific allocations was an increase in the Company's general allocations of the allowance for loan losses from year-end 2016.  As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. The Company's risk factors have benefited from a decline in troubled assets, with nonperforming loans to total loans finishing at 1.09% at June 30, 2017, as compared to 1.26% at December 31, 2016.  The Company's nonperforming assets to total assets also improved to 1.09% at June 30, 2017, as compared to 1.20% at December 31, 2016.  General risks in the portfolio were also positively impacted by lower impaired loans at June 30, 2017, which decreased $5,020, or 22.1%, from year-end 2016.  However, it was the addition of new risk factors during the first quarter of 2017 that caused the general allocation component of the allowance for loan losses to increase $2,136, or 45.3%, from year-end 2016.  During the first quarter of 2017, the Company continued to experience lower historical loan loss factors, which prompted management to evaluate the exposure to losses incurred during an economic downturn.  Based on historical losses incurred outside the Company's lookback period, management determined it would be necessary to include an economic risk factor to add general reserves for losses based upon the difference in the Company's current historical loss factors and risks in the portfolio.  Furthermore, management evaluated recent changes in loan underwriting standards, which may expose the loan portfolio to additional credit risk.  As a result, an economic risk factor was added, which contributed to additional general reserves.

The Company's allowance for loan losses to total loans ratio finished at 0.92% at June 30, 2017 and 1.05% at year-end 2016.  Management believes that the allowance for loan losses at June 30, 2017 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at June 30, 2017 increased $17,740, or 2.2%, from year-end 2016.  This deposit growth came primarily from noninterest-bearing deposit balances. During the first quarter of 2017, the Company experienced a significant increase in its business checking account balances, which increased $9,743, or 8.7%, from year-end 2016. This increase was largely the result of ERC/ERD tax refund items processed during the first four months of 2017.  As a result of the tax processing activity being seasonal, these elevated balances within the Company's business checking accounts should continue to decrease during the remainder of 2017.  Noninterest deposits were also impacted by growth in incentive based checking account balances from year-end 2016.
Deposit growth also came from interest-bearing NOW account balances, which increased $4,728, or 3.1%, during the first half of 2017 as compared to year-end 2016. This increase was largely driven by growth in municipal NOW products. Interest-bearing deposit growth also came from statement savings account balances, which increased $3,857, or 4.1%, from year-end 2016.
During the first half of 2017, time deposits decreased $9,267, or 4.9%, from year-end 2016. Based on the minimal spread between a short-term CD rate and a statement savings rate, many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future. This change in time deposits from year-end 2016 fits within management's strategy of focusing on more "core" deposit balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2017, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds
Other borrowed funds were $40,655 at June 30, 2017, an increase of $3,570, or 9.6%, from year-end 2016. The increase was necessary to help fund earning asset growth during the first half of 2017. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders' Equity
The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At June 30, 2017, the Bank's capital exceeded the minimum requirements to be deemed "well capitalized" under applicable prompt corrective action regulations. Total shareholders' equity at June 30, 2017 of $108,987 increased $4,459, or 4.3%, as compared to $104,528 at December 31, 2016. Capital growth during 2017 came primarily from year-to-date net income of $4,958.
Comparison of Results of Operations
for the Three and Six Months Ended
June 30, 2017 and 2016

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2017 compared to the same period in 2016. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the second quarter of 2017, net interest income increased $1,865, or 22.7%, as compared to the second quarter of 2016. During the six months ended June 30, 2017, net interest income also increased $3,630, or 21.0%, as compared to the six months ended June 30, 2016. The improvement came primarily from the acquisition of Milton Bank during the third quarter of 2016, which contributed to higher interest income on acquired earning assets partially offset by interest expense on acquired interest-bearing deposits.  In total, the Company benefited from $2,852 in net interest income generated by the Milton Bank acquisition.  Further contributions to net interest income came from higher interest income on interest-bearing deposits with banks as a result of short-term rate increases.

Total interest and fee income recognized on the Company's earning assets increased $2,076, or 23.3%, during the second quarter of 2017, which contributed to a year-to-date increase of $4,044, or 21.6%, as compared to the same periods in 2016.  While the Company generated loan growth primarily through the Milton Bank merger, there were already trends of loan origination improvement making a positive impact to loan earnings.  Warehouse lending balances are up $15,928 from a year ago at June 30, 2016.  The West Virginia market areas have been successful in generating over $21 million in loans from a year ago at June 30, 2016.  The Athens, Ohio loan production office has generated over $10 million in commercial and residential real estate loans from a year ago at June 30, 2016.  Loan growth has also been improving within the automobile segment, as well as the commercial and industrial loan segment, impacted by loan participations and loans to states and political subdivisions from a year ago. With the merger and improved loan production, the Company's loan income increased $1,996, or 24.5%, during the second quarter of 2017, which contributed to a year-to-date increase of $3,859, or 22.6%, as compared to the same periods in 2016.

During the three and six months ended June 30, 2017, total other interest income increased $21, or 20.6%, and $119, or 44.2%, as compared to the same periods in 2016, respectively.  The increases were primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  This interest-bearing account carried an interest rate of 0.50% during most of 2016.  In December 2016, the Federal Reserve increased short-term rates by 25 basis points, and then again in both March and June 2017 by another 25 basis points each.  These short-term rate adjustments have increased the Federal Reserve clearing account's interest rate from 0.50% of a year ago to 1.25%.  The timing of the December 2016 and March 2017 rate adjustments benefited the Company, as it entered into the first quarter of 2017 experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that was maintained within the Federal Reserve clearing account.

Total interest expense incurred on the Company's interest-bearing liabilities during the second quarter of 2017 increased $211, or 29.8%, and increased $414, or 30.1%, during the six months ended June 30, 2017, as compared to the same periods in 2016.  The increases were primarily from the Milton Bank acquired deposits that generated more interest expense.  However, the Company's interest expense continues to be minimized by a sustained low-rate environment that has impacted the repricings of various Bank deposit products, including certain interest-bearing demand accounts.  This has contributed to a minimal change in the weighted average cost of the Company's core deposits, which finished at 0.25% at June 30, 2017, as compared to 0.23% at June 30, 2016. The Company continues to utilize more of its lower cost, core deposit funding sources to further reduce interest expense.  In addition, over 60% of the acquired Milton Bank deposits consisted of core deposit funding sources.  As a result, the Company's average interest- and non-interest bearing core deposits increased $94,705, or 16.2%, while the average balances of higher costing time deposits increased $28,587, or 18.6%, during the first six months of 2017, as compared to the same period in 2016.  The minimal change in average market interest rates and the continued emphasis on utilizing lower costing deposit balances have caused the Company's total weighted average costs on interest-bearing deposits to increase by only 2 basis points from 0.41% at June 30, 2017 to 0.43% at June 30, 2016.

During 2017, the Company's net interest margin results improved over the prior year, finishing at 4.45% during the second quarter of 2017, as compared to 4.22% during the second quarter of 2016.  The net interest margin also improved to 4.49% during the first six months of 2017, as compared to 4.36% during the first six months of 2016.  This improvement was due to a 17.9% increase in average earning assets combined with a higher deposit mix of lower-costing core deposits and a sustained low rate environment that has helped to minimize interest expense. The Company's primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
During the second quarter of 2017, the Company experienced an increase in provision expense of just $34, or 24.1%, as compared to the second quarter of 2016. During the first half of 2017, the Company experienced a decrease in provision expense of $300, or 48.4%, as compared to the first half of 2016. With little change to provision expense during the quarterly period comparison, the decrease in provision expense during the year-to-date comparison was primarily due to a $2,883 decrease in specific allocations, which was mostly due to one commercial real estate loan relationship.  As previously mentioned, the financial improvement of this commercial borrower contributed to the removal of $1,681 in specific allocations, which lowered provision expense during the first half of 2017.  The benefit of lower specific reserves was partially offset by a $2,136 increase in general allocations from year-end 2016.  As previously mentioned, management further evaluated the risks associated with loan loss history and loan underwriting that resulted in additional risk factors being added to the allowance for loan loss determination during the first quarter of 2017.

Net charge-offs increased $385 during the second quarter of 2017, and increased $733 during the first half of 2017, as compared to the same periods in 2016.  The increases were largely related to charge-offs of specific reserves for which allocations had been made prior to 2017, which resulted in specific reserve charge-offs of $454 during the second quarter of 2017 and $1,011 during the first half of 2017.  Due to the allocations prior to 2017, there was no corresponding provision expense associated with these charge-offs. As a result, net charge-offs for loans without specific reserves declined $69 during the second quarter of 2017 and $278 during the first half of 2017, as compared to the same periods in 2016.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended June 30, 2017 increased $251, or 13.5%, when compared to the three months ended June 30, 2016.  Noninterest income for the six months ended June 30, 2017 increased $129, or 2.5%, when compared to the six months ended June 30, 2016.In total, the Company benefited from $357 in noninterest income generated by the addition of Milton Bank's customer deposit base.  The larger deposit base contributed to improvements in debit and credit card interchange income and service charges on deposit accounts, which increased collectively by $334, or 31.5%, during the three months ended June 30, 2017, and $627, or 30.6%, during the first half of 2017, as compared to the same periods in 2016.  The volume of transactions utilizing the Company's credit card and Jeanie Plus debit card continue to increase from a year ago, which are being impacted by cash and merchandise incentives that promote customer use of electronic payments.

During the three months ended June 30, 2017, the Company's seasonal ERC/ERD fees increased $21, or 7.8%, but decreased $357, or 17.6%, during the six months ended June 30, 2017, as compared to the same periods in 2016.  In the fourth quarter of 2014, the Bank entered into a new agreement with a third-party tax refund product provider, which lowered the per-item fee associated with each refund facilitated.  As a result, the lower fee structure has caused tax processing revenues to be lower than the year before. Furthermore, the Company experienced a decrease in the number of ERC/ERD transactions that were facilitated.  As a result of ERC/ERD fee activity being mostly seasonal, a minimal amount of income is expected during the second half of 2017.

The Company's remaining noninterest income categories were collectively down by $104, or 19.6%, during the second quarter of 2017, and down by $141, or 13.8%, during the first half of 2017, when compared to the same periods in 2016. The decreases were primarily due to higher losses on OREO.

Noninterest Expense
Noninterest expense during the second quarter of 2017 increased $2,103, or 27.1%, and increased $3,509, or 22.3%, during the six months ended June 30, 2017, as compared to the same periods in 2016.  The acquisition of Milton Bank contributed to an increase in most of the noninterest expense categories related to having a larger organization after the merger.  A significant contributor to higher noninterest expense was salaries and employee benefits, which increased $617, or 13.6%, during the three months ended June 30, 2017, and increased $1,411, or 15.5%, during the six months ended June 30, 2017, as compared to the same periods in 2016.  In addition to adding Milton Bank employees, the salaries and employee benefit category was also impacted by annual merit increases and higher health insurance costs.

The Company also experienced increases in data processing expense, which increased $217, or 64.6%, during the second quarter of 2017, and increased $399, or 57.9%, during the first half of 2017, as compared to the same periods in 2016.  Data processing charges grew as a result of higher transaction volume associated with debit and credit cards, as well as higher processing charges from the Company's Big Rewards customer incentive platform.

Other noninterest expense increased $1,152, or 114.2%, during the second quarter of 2017, and increased $1,334, or 62.8%, during the first half of 2017, as compared to the same periods in 2016.  The increases during both periods were primarily related to $830 in fraud expense that was recorded in the second quarter of 2017.  At that time, the Company was made aware that the processing of four wire transfers associated with a single account relationship in May 2017 totaling $933 were fraudulently initiated.  The Company was able to recover $103 of the fraudulent expense, which resulted in a net loss exposure of $830 at June 30, 2017. As of the report date, a determination of whether or not existing insurance policies will cover all or part of the remaining losses is still pending.

Overhead expense was further impacted by increases in professional fees, which were up $110, or 32.3%, during the second quarter of 2017, and up $226, or 33.3%, during the first half of 2017, as compared to the same periods in 2016.  Both period increases were impacted by legal expense associated with the recovery efforts on loan deficiency balances.

Partially offsetting overhead expenses were lower merger related expenses, which decreased $134 during the three months ended June 30, 2017, and decreased $334 during the first half of 2017, as compared to the same periods in 2016.  During the first quarter of 2016, the Company executed the merger agreement with Milton Bancorp.  The merger was eventually finalized on August 5, 2016.  The Company anticipates the remaining merger related expenses in 2017 to be minimal.
The remaining noninterest expense categories increased $141, or 9.9%, during the second quarter of 2017, and increased $473, or 16.9%, during the first half of 2017, as compared to the same periods in 2016.  The addition of Milton Bank contributed to the increases of various noninterest expense areas that include software, building and equipment, customer incentives, and intangible asset amortization.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the quarterly and year-to-date periods ending June 30, 2017, the Company was successful in generating more net interest income primarily due to higher average earning assets while minimizing funding costs.  However, a 17.6% year-over-year decline in tax processing fees combined with fraudulent wire expense and higher personnel costs caused overhead expense to outpace net revenue levels during 2017.  As a result, the Company's efficiency levels have regressed, finishing at 79.8% and 72.5% during both the quarterly and year-to-date periods ended June 30, 2017, as compared to the stronger 76.0% and 69.3% efficiency levels during the same periods in 2016.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  In addition, in order for a financial holding company to continue to engage in activities permitted only for financial holding companies, it must be "well capitalized".  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity tier 1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began to phase in on January 1, 2016 at 0.625%, and will be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019.  Further, Basel III rules increased the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank's ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees. At June 30, 2017, the Company was not required to meet the capital requirements as a Small Bank Holding Company, with assets below $1 billion.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017 and year-end 2016, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.  The Company's capital also met the requirements for the Company to be deemed well capitalized under requirements that would apply to the Company if it were not a Small Bank Holding Company.

The following table summarizes the capital ratios of the Company and Bank:

	6/30/17	12/31/16

Common equity tier 1 risk-based capital ratio
Company	14.3%	14.0%
Bank	14.4%	14.2%

Tier 1 risk-based capital ratio
Company	15.5%	15.3%
Bank	14.4%	14.2%

Total risk-based capital ratio
Company	16.5%	16.4%
Bank	15.3%	15.3%

Leverage ratio
Company	11.1%	11.2%
Bank	10.3%	10.4%

Cash dividends paid by the Company were $1,963 during the first half of 2017.  The year-to-date dividends paid totaled $0.42 per share for 2017.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $138,272, represented 14.1% of total assets at June 30, 2017. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2017, the Bank could borrow an additional $143,081 from the FHLB, of which $75,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2017, this line had total availability of $49,612. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Business combinations

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

The following table presents the Company's estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2017 Percentage Change in Net Interest Income	December 31, 2016 Percentage Change in Net Interest Income
+300	.01%	(.39%)
+200	.17%	(.05%)
+100	.18%	.09%)
-100	(1.26%)	(1.72%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At June 30, 2017, the interest rate risk profile reflects a modest asset sensitive position, which produces higher net interest income due to an increase in interest rates.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile, which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2017.

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2017.

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

OHIO VALLEY BANC CORP.

Date:	August 9, 2017	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	August 9, 2017	By:	/s/Scott W. Shockey
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