Form 10-Q
period 2017-09-30
OHIO VALLEY BANC CORP
filed 2017-11-13
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of common shares of the registrant outstanding as of November 9, 2017 was 4,692,266.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	September 30, 2017	December 31, 2016

ASSETS
Cash and noninterest-bearing deposits with banks	$11,610	$12,512
Interest-bearing deposits with banks	38,792	27,654
Total cash and cash equivalents	50,402	40,166

Certificates of deposit in financial institutions	1,820	1,670
Securities available for sale	106,545	96,490
Securities held to maturity (estimated fair value: 2017 - $18,822; 2016 - $19,171)	18,168	18,665
Restricted investments in bank stocks	7,506	7,506

Total loans	777,957	734,901
Less: Allowance for loan losses	(7,313)	(7,699)
Net loans	770,644	727,202

Premises and equipment, net	13,205	12,783
Other real estate owned	2,219	2,129
Accrued interest receivable	2,532	2,315
Goodwill	7,371	7,801
Other intangible assets, net	550	670
Bank owned life insurance and annuity assets	26,576	29,349
Other assets	12,076	7,894
Total assets	$1,019,614	$954,640

LIABILITIES
Noninterest-bearing deposits	$233,178	$209,576
Interest-bearing deposits	616,003	580,876
Total deposits	849,181	790,452

Other borrowed funds	36,775	37,085
Subordinated debentures	8,500	8,500
Accrued liabilities	15,196	14,075
Total liabilities	909,652	850,112

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2017 - 5,352,005 shares issued; 2016 - 5,325,504 shares issued)	5,352	5,326
Additional paid-in capital	47,552	46,788
Retained earnings	72,781	69,117
Accumulated other comprehensive loss	(11)	(991)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	109,962	104,528
Total liabilities and shareholders' equity	$1,019,614	$954,640

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Interest and dividend income:
Loans, including fees	$10,489	$9,085	$31,410	$26,147
Securities
Taxable	535	486	1,559	1,465
Tax exempt	104	111	312	337
Dividends	101	75	287	222
Other Interest	88	67	476	336
	11,317	9,824	34,044	28,507
Interest expense:
Deposits	757	597	1,985	1,605
Other borrowed funds	228	190	673	462
Subordinated debentures	64	52	182	149
	1,049	839	2,840	2,216
Net interest income	10,268	8,985	31,204	26,291
Provision for loan losses	1,601	1,708	1,921	2,328
Net interest income after provision for loan losses	8,667	7,277	29,283	23,963

Noninterest income:
Service charges on deposit accounts	541	575	1,575	1,414
Trust fees	64	58	177	174
Income from bank owned life insurance and annuity assets	577	175	981	575
Mortgage banking income	59	44	164	162
Electronic refund check / deposit fees	----	13	1,667	2,037
Debit / credit card interchange income	863	653	2,506	1,864
Gain (loss) on other real estate owned	(23)	(8)	(94)	----
Other	201	183	531	563
	2,282	1,693	7,507	6,789
Noninterest expense:
Salaries and employee benefits	5,019	5,032	15,528	14,130
Occupancy	449	466	1,331	1,300
Furniture and equipment	269	285	787	671
Professional fees	434	342	1,338	1,020
Marketing expense	273	249	785	744
FDIC insurance	99	81	366	378
Data processing	564	380	1,652	1,069
Software	365	368	1,102	962
Foreclosed assets	158	61	425	247
Amortization of intangibles	38	----	120	----
Merger related expenses	6	416	33	777
Other	1,548	1,148	5,006	3,272
	9,222	8,828	28,473	24,570

Income before income taxes	1,727	142	8,317	6,182
Provision for income taxes	74	(216)	1,706	1,286

NET INCOME	$1,653	$358	$6,611	$4,896

Earnings per share	$.35	$.08	$1.41	$1.15

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net Income	$1,653	$358	$6,611	$4,896

Other comprehensive income:
Change in unrealized loss on available for sale securities	20	91	1,485	1,528
Related tax expense	(7)	(31)	(505)	(520)
Total other comprehensive income, net of tax	13	60	980	1,008

Total comprehensive income	$1,666	$418	$7,591	$5,904

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$108,987	$94,796	$104,528	$90,470

Net income	1,653	358	6,611	4,896

Other comprehensive income, net of tax	13	60	980	1,008

Acquisition – Milton Bancorp, Inc., 523,518 shares	----	11,444	----	11,444

Common stock issued through DRIP (2017 – 11,383 shares issued)	293	----	362	----

Common stock issued to ESOP (2017 - 15,118 shares issued; 2016 - 24,572 shares issued)	----	----	428	575

Cash dividends	(984)	(870)	(2,947)	(2,605)

Balance at end of period	$109,962	$105,788	$109,962	$105,788

Cash dividends per share	$.21	$.19	$.63	$.61

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2017	2016

Net cash provided by operating activities:	$5,926	$9,761

Investing activities:
Net cash acquired from Milton Bancorp, Inc., acquisition	----	1,686
Proceeds from maturities of securities available for sale	16,358	13,818
Purchases of securities available for sale	(25,177)	(17,691)
Proceeds from maturities of securities held to maturity	846	1,218
Purchases of securities held to maturity	(389)	(3,193)
Proceeds from maturities of certificates of deposit in financial institutions	245	490
Purchases of certificates of deposit in financial institutions	(395)	(445)
Proceeds from restricted investments in bank stocks	----	1
Net change in loans	(46,281)	(24,186)
Proceeds from sale of other real estate owned	987	593
Purchases of premises and equipment	(1,247)	(633)
Proceeds from bank owned life insurance	3,754	----
Net cash used in investing activities	(51,299)	(28,342)

Financing activities:
Change in deposits	58,867	25,822
Cash dividends	(2,947)	(2,605)
Proceeds from Federal Home Loan Bank borrowings	4,785	8,202
Repayment of Federal Home Loan Bank borrowings	(4,720)	(1,450)
Change in other long-term borrowings	(343)	5,000
Change in other short-term borrowings	(33)	(33)
Net cash provided by financing activities	55,609	34,936

Change in cash and cash equivalents	10,236	16,355
Cash and cash equivalents at beginning of period	40,166	45,530
Cash and cash equivalents at end of period	$50,402	$61,885

Supplemental disclosure:

Cash paid for interest	$2,665	$2,112
Cash paid for income taxes	2,236	1,675
Transfers from loans to other real estate owned	1,337	851
Other real estate owned sales financed by The Ohio Valley Bank Company	167	316
Issuance of common stock for Milton Bancorp, Inc., acquisition	----	11,444

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2017, and its results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2017.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2016 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,688,284 and 4,466,601 for the three months ended September 30, 2017 and 2016, respectively.  The weighted average common shares outstanding were 4,680,846 and 4,246,311 for the nine months ended September 30, 2017 and 2016, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$13,579	----
Agency mortgage-backed securities, residential	----	92,966	----

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$10,544	----
Agency mortgage-backed securities, residential	----	85,946	----

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$94
Commercial real estate:
Nonowner-occupied	----	----	2,602

Other real estate owned:
Commercial real estate:
Construction	----	----	754

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$3,536
Nonowner-occupied	----	----	1,985
Commercial and industrial	----	----	298

Other real estate owned:
Commercial real estate:
Construction	----	----	754

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2017, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $2,838, with a corresponding valuation allowance of $142.  This resulted in an increase of $142 to provision expense during the three and nine months ended September 30, 2017, with no additional charge-offs recognized.  This is compared to an increase of $819 in provision expense during the three months ended September 30, 2016, and an increase of $2,477 in provision expense during the nine months ended September 30, 2016, with no additional charge-offs recognized.  At December 31, 2016, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $8,732, with a corresponding valuation allowance of $2,913, resulting in an increase of $2,509 in provision expense during the year ended December 31, 2016, with no additional charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at September 30, 2017 and December 31, 2016 had a net carrying amount of $754, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,463. There were no corresponding write downs during the three and nine months ended September 30, 2017 and 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Residential real estate:	$94	Sales approach	Adjustment to comparables	10%	10%
Commercial real estate:
Nonowner-occupied	2,602	Sales approach	Adjustment to comparables	0% to 250%	51.4%
		Income approach	Capitalization Rate	8%	8%

Other real estate owned:
Commercial real estate:
Construction	754	Sales approach	Adjustment to comparables	0% to 30%	11.7%

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$3,536	Sales approach	Adjustment to comparables	0% to 65%	13.7%
		Cost approach	Adjustment to comparables	0% to 29.5%	14.8%
Nonowner-occupied	1,985	Sales approach	Adjustment to comparables	0% to 250%	58.6%
Commercial and industrial	298	Sales approach	Adjustment to comparables	0.9% to 9.7%	5.2%

Other real estate owned:
Commercial real estate:
Construction	754	Sales approach	Adjustment to comparables	0% to 30%	11.7%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at September 30, 2017 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$50,402	$50,402	$	----	$	----	$50,402
Certificates of deposit in financial institutions	1,820	----		1,820		----	1,820
Securities available for sale	106,545	----		106,545		----	106,545
Securities held to maturity	18,168	----		9,586		9,236	18,822
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	770,644	----		----		772,063	772,063
Accrued interest receivable	2,532	----		394		2,138	2,532

Financial liabilities:
Deposits	849,181	233,178		616,081		----	849,259
Other borrowed funds	36,775	----		36,070		----	36,070
Subordinated debentures	8,500	----		6,377		----	6,377
Accrued interest payable	690	3		687		----	690

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$40,166	$40,166	$	----	$	----	$40,166
Certificates of deposit in financial institutions	1,670	----		1,670		----	1,670
Securities available for sale	96,490	----		96,490		----	96,490
Securities held to maturity	18,665	----		9,541		9,630	19,171
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	727,202	----		----		727,079	727,079
Accrued interest receivable	2,315	----		224		2,091	2,315

Financial liabilities:
Deposits	790,452	209,576		581,340		----	790,916
Other borrowed funds	37,085	----		35,948		----	35,948
Subordinated debentures	8,500	----		5,821		----	5,821
Accrued interest payable	513	4		509		----	513

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
U.S. Government sponsored entity securities	$13,627	$	----	$(48)	$13,579
Agency mortgage-backed securities, residential	92,935		653	(622)	92,966
Total securities	$106,562		$653	$(670)	$106,545

December 31, 2016
U.S. Government sponsored entity securities	$10,624	$	----	$(80)	$10,544
Agency mortgage-backed securities, residential	87,367		495	(1,916)	85,946
Total securities	$97,991		$495	$(1,996)	$96,490

NOTE 3 – SECURITIES (Continued)

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2017
Obligations of states and political subdivisions	$18,164	$694	$(40)	$18,818
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$18,168	$694	$(40)	$18,822

December 31, 2016
Obligations of states and political subdivisions	$18,661	$654	$(148)	$19,167
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$18,665	$654	$(148)	$19,171

The amortized cost and estimated fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,602	$4,593	$89	$89
Due in over one to five years	6,025	5,996	6,764	7,000
Due in over five to ten years	3,000	2,990	8,055	8,482
Due after ten years	----	----	3,256	3,247
Agency mortgage-backed securities, residential	92,935	92,966	4	4
Total debt securities	$106,562	$106,545	$18,168	$18,822

The following table summarizes securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$10,987	$(24)	$2,592	$(24)	$13,579	$(48)
Agency mortgage-backed
securities, residential	42,408	(355)	10,231	(267)	52,639	(622)
Total available for sale	$53,395	$(379)	$12,823	$(291)	$66,218	$(670)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$325	$(2)	$1,173	$(38)	$1,498	$(40)
Total held to maturity	$325	$(2)	$1,173	$(38)	$1,498	$(40)

December 31, 2016	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$10,544	$(80)	$	----	$	----	$10,544	$(80)
Agency mortgage-backed
securities, residential	64,043	(1,916)		----		----	64,043	(1,916)
Total available for sale	$74,587	$(1,996)	$	----	$	----	$74,587	$(1,996)

NOTE 3 – SECURITIES (Continued)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$3,813	$(148)	$	----	$	----	$3,813	$(148)
Total held to maturity	$3,813	$(148)	$	----	$	----	$3,813	$(148)

There were no sales of investment securities during the three and nine months ended September 30, 2017 and 2016. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of September 30, 2017, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2017 and December 31, 2016 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2017	2016
Residential real estate	$318,244	$286,022
Commercial real estate:
Owner-occupied	72,525	77,605
Nonowner-occupied	99,966	90,532
Construction	42,352	45,870
Commercial and industrial	103,550	100,589
Consumer:
Automobile	67,999	59,772
Home equity	21,287	20,861
Other	52,034	53,650
	777,957	734,901
Less: Allowance for loan losses	(7,313)	(7,699)

Loans, net	$770,644	$727,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 and 2016:

September 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,300	$2,813	$932	$1,907	$6,952
Provision for loan losses	493	540	238	330	1,601
Loans charged off	(445)	(434)	(202)	(420)	(1,501)
Recoveries	83	41	4	133	261
Total ending allowance balance	$1,431	$2,960	$972	$1,950	$7,313

September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$906	$3,464	$1,416	$1,148	$6,934
Provision for loan losses	228	802	149	529	1,708
Loans charged-off	(151)	(11)	(587)	(704)	(1,453)
Recoveries	30	19	1	298	348
Total ending allowance balance	$1,013	$4,274	$979	$1,271	$7,537

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 and 2016:

September 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$939	$4,315	$907	$1,538	$7,699
Provision for loan losses	870	(636)	588	1,099	1,921
Loans charged off	(591)	(1,046)	(605)	(1,125)	(3,367)
Recoveries	213	327	82	438	1,060
Total ending allowance balance	$1,431	$2,960	$972	$1,950	$7,313

September 30, 2016	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,087	$1,959	$2,589	$1,013	$6,648
Provision for loan losses	10	2,264	(1,035)	1,089	2,328
Loans charged-off	(322)	(63)	(587)	(1,540)	(2,512)
Recoveries	238	114	12	709	1,073
Total ending allowance balance	$1,013	$4,274	$979	$1,271	$7,537

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

September 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$127	$111	$	----	$2	$240
Collectively evaluated for impairment	1,304	2,849		972	1,948	7,073
Total ending allowance balance	$1,431	$2,960		$972	$1,950	$7,313

Loans:
Loans individually evaluated for impairment	$1,153	$6,798		$9,522	$208	$17,681
Loans collectively evaluated for impairment	317,091	208,045		94,028	141,112	760,276
Total ending loans balance	$318,244	$214,843		$103,550	$141,320	$777,957

December 31, 2016	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$2,535	$241	$205	$2,981
Collectively evaluated for impairment		939	1,780	666	1,333	4,718
Total ending allowance balance		$939	$4,315	$907	$1,538	$7,699

Loans:
Loans individually evaluated for impairment		$717	$13,111	$8,465	$416	$22,709
Loans collectively evaluated for impairment		285,305	200,896	92,124	133,867	712,192
Total ending loans balance		$286,022	$214,007	$100,589	$134,283	$734,901

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016:

September 30, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$224	$221	$127
Commercial real estate:
Nonowner-occupied	604	530	111
Consumer:
Home equity	208	208	2
With no related allowance recorded:
Residential real estate	932	932	----
Commercial real estate:
Owner-occupied	2,563	2,563	----
Nonowner-occupied	4,995	3,548	----
Construction	635	157	----
Commercial and industrial	9,522	9,522	----
Total	$19,683	$17,681	$240

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,477	$5,477	$2,435
Nonowner-occupied	384	384	100
Commercial and industrial	392	392	241
Consumer:
Home equity	416	416	205
With no related allowance recorded:
Residential real estate	717	717	----
Commercial real estate:
Owner-occupied	3,638	3,091	----
Nonowner-occupied	5,078	3,632	----
Construction	1,001	527	----
Commercial and industrial	8,073	8,073	----
Total	$25,176	$22,709	$2,981

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$221	$7	$7	$55	$7	$7
Commercial real estate:
Nonowner-occupied	563	3	3	584	12	12
Consumer:
Home equity	208	1	1	210	5	5
With no related allowance recorded:
Residential real estate	935	10	10	824	37	37
Commercial real estate:
Owner-occupied	2,409	37	37	2,407	112	112
Nonowner-occupied	3,552	19	19	3,518	57	57
Construction	157	5	5	170	14	14
Commercial and industrial	9,260	135	135	8,776	358	358
Total	$17,305	$217	$217	$16,544	$602	$602

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,427	$94	$94	$2,815	$241	$241
Nonowner-occupied	389	5	5	392	15	15
Commercial and industrial	391	----	----	391	----	----
Consumer:
Home equity	217	1	1	218	5	5
With no related allowance recorded:
Residential real estate	725	4	4	728	20	20
Commercial real estate:
Owner-occupied	2,797	37	37	2,879	120	120
Nonowner-occupied	3,680	33	33	3,557	75	75
Construction	363	11	11	521	108	108
Commercial and industrial	8,575	103	103	8,234	290	290
Total	$22,564	$288	$288	$19,735	$874	$874

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2017 and December 31, 2016, other real estate owned secured by residential real estate totaled $384 and $938, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,979 and $1,492 as of September 30, 2017 and December 31, 2016, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2017 and December 31, 2016:

September 30, 2017	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$316	$4,452
Commercial real estate:
Owner-occupied	----	308
Nonowner-occupied	21	2,624
Construction	----	402
Commercial and industrial	15	345
Consumer:
Automobile	90	75
Home equity	390	35
Other	136	110
Total	$968	$8,351

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2016	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$132	$3,445
Commercial real estate:
Owner-occupied	28	1,571
Nonowner-occupied	----	2,506
Construction	----	527
Commercial and industrial	----	867
Consumer:
Automobile	121	5
Home equity	----	34
Other	46	6
Total	$327	$8,961

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2017 and December 31, 2016:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,498	$1,697	$1,172	$8,367	$309,877	$318,244
Commercial real estate:
Owner-occupied	198	282	142	622	71,903	72,525
Nonowner-occupied	358	----	2,645	3,003	96,963	99,966
Construction	----	----	231	231	42,121	42,352
Commercial and industrial	440	42	250	732	102,818	103,550
Consumer:
Automobile	982	206	112	1,300	66,699	67,999
Home equity	25	70	390	485	20,802	21,287
Other	609	243	137	989	51,045	52,034
Total	$8,110	$2,540	$5,079	$15,729	$762,228	$777,957

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,728	$953	$2,201	$6,882	$279,140	$286,022
Commercial real estate:
Owner-occupied	134	366	1,325	1,825	75,780	77,605
Nonowner-occupied	261	18	2,506	2,785	87,747	90,532
Construction	66	52	182	300	45,570	45,870
Commercial and industrial	1,283	483	800	2,566	98,023	100,589
Consumer:
Automobile	1,091	221	126	1,438	58,334	59,772
Home equity	349	45	----	394	20,467	20,861
Other	685	155	46	886	52,764	53,650
Total	$7,597	$2,293	$7,186	$17,076	$717,825	$734,901

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2017 and December 31, 2016:

September 30, 2017	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$702	$	----	$702
Maturity extension at lower stated rate than market rate	230			230
Commercial real estate:
Owner-occupied
Interest only payments	94		----	94
Reduction of principal and interest payments	560		----	560
Maturity extension at lower stated rate than market rate	1,497		----	1,497
Credit extension at lower stated rate than market rate	412		----	412
Nonowner-occupied
Interest only payments	560		2,115	2,675
Rate reduction	375		----	375
Credit extension at lower stated rate than market rate	570		----	570
Commercial and industrial:
Interest only payments	8,752		----	8,752
Maturity extension at lower stated rate than market rate	770		----	770
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	----		208	208

Total TDR's	$14,522		$2,323	$16,845

December 31, 2016	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$717	$	----	$717
Commercial real estate:
Owner-occupied
Interest only payments	284		----	284
Rate reduction	----		232	232
Reduction of principal and interest payments	579		----	579
Maturity extension at lower stated rate than market rate	1,582		----	1,582
Nonowner-occupied
Interest only payments	600		2,210	2,810
Rate reduction	384		----	384
Credit extension at lower stated rate than market rate	574		----	574
Commercial and industrial:
Interest only payments	8,074		----	8,074
Credit extension at lower stated rate than market rate	----		391	391
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	213		----	213
Credit extension at lower stated rate than market rate	203		----	203

Total TDR's	$13,210		$2,833	$16,043

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three months ended September 30, 2017, the TDR's described above increased the provision expense and the allowance for loan losses by $93, with corresponding charge-offs of $78.  During the nine months ended September 30, 2017, the TDR's described above decreased the provision expense and the allowance for loan losses by $42, with corresponding charge-offs of $391.  There was an increase of $14 in the provision expense and the allowance for loan losses during the three months ended September 30, 2016, with corresponding charge-offs of $11, and a decrease of $1,105 in the provision expense and the allowance for loan losses during the nine months ended September 30, 2016, with corresponding charge-offs of $11.  During the year ended December 31, 2016, the TDR's described above decreased the allowance for loan losses and provision expense by $1,112 with corresponding charge-offs of $11.

At September 30, 2017, the balance in TDR loans increased $802, or 5.0%, from year-end 2016.  The Company had 86% of its TDR's performing according to their modified terms at September 30, 2017, compared to 82% at December 31, 2016.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $113 at September 30, 2017, compared to $546 in reserves at December 31, 2016.  At September 30, 2017, the Company had $1,747 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, compared to $2,427 at December 31, 2016.

There were no TDR loan modifications or defaults during the three months ended September 30, 2016.  The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended September 30, 2017:

		TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Three months ended September 30, 2017	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Commercial real estate:
Owner-occupied
Credit extension at lower stated rate than market rate	1	$412	$412	$	----	$	----
Total TDR's	1	$412	$412	$	----	$	----

The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the nine months ended September 30, 2017 and 2016:

		TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Nine months ended September 30, 2017	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment

Residential real estate	1	$231	$231	$	----	$	----
Maturity extension at lower stated rate than market rate
Commercial real estate:
Owner-occupied
Credit extension at lower stated rate than market rate	1	412	412		----		----
Commercial and industrial	2	770	770		----		----
Total TDR's	4	$1,413	$1,413	$	----	$	----

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

		TDR's Performing to Modified Terms				TDR's Not Performing to Modified Terms
Nine months ended September 30, 2016	Number of Loans	Pre-Modification Recorded Investment		Post-Modification Recorded Investment		Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial real estate:
Nonowner-occupied
Interest only payments	1	$	----	$	----	$226	$226
Credit extension at lower stated rate than market rate	1		574		574	----	----
Total TDR's	2		$574		$574	$226	$226

All of the Company's loans that were restructured during the nine months ended September 30, 2017 were performing in accordance with their modified terms and have not experienced any payment defaults within twelve months following their loan modification.  The Company's loans that were restructured during the nine months ended September 30, 2016 included a loan for $226 that experienced a payment default within twelve months following the loan modification and is not performing in accordance with the modified loan terms as of September 30, 2017.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The loans modified during the nine months ended September 30, 2017 had no impact on the provision expense or the allowance for loan losses.  As of September 30, 2017, the Company had no allocation of reserves to customers whose loan terms were modified during the first nine months of 2017. The loans modified during the nine months ended September 30, 2016 increased the provision expense and the allowance for loan losses by $11.  As of September 30, 2016, the Company had no allocation of reserves to customers whose loan terms were modified during the first nine months of 2016.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Doubtful.  Loans classified as doubtful display a high probability of loss, although the amount of actual loss at the time of classification is undetermined. This classification should be temporary until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification. These loans exhibit all substandard characteristics with the addition that weaknesses make collection or liquidation in full highly questionable and improbable. This classification consists of loans where the possibility of loss is high after collateral liquidation based upon existing facts, market conditions, and value. Loss is deferred until certain important and reasonable specific pending factors which may strengthen the credit can be more accurately determined. These factors may include proposed acquisitions, liquidation procedures, capital injection, receipt of additional collateral, mergers, or refinancing plans. A doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded substandard.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2017	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$63,913	$955	$7,657	$72,525
Nonowner-occupied	93,831	2,223	3,912	99,966
Construction	41,936	----	416	42,352
Commercial and industrial	96,614	1,350	5,586	103,550
Total	$296,294	$4,528	$17,571	$318,393

December 31, 2016	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$66,495	$428	$10,682	$77,605
Nonowner-occupied	83,103	2,364	5,065	90,532
Construction	45,325	----	545	45,870
Commercial and industrial	94,091	188	6,310	100,589
Total	$289,014	$2,980	$22,602	$314,596

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2017 and December 31, 2016:

September 30, 2017	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$67,834	$20,862	$51,788	$313,476	$453,960
Nonperforming	165	425	246	4,768	5,604
Total	$67,999	$21,287	$52,034	$318,244	$459,564

December 31, 2016	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$59,646	$20,827	$53,598	$282,445	$416,516
Nonperforming	126	34	52	3,577	3,789
Total	$59,772	$20,861	$53,650	$286,022	$420,305

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.92% of total loans were unsecured at September 30, 2017, down from 5.61% at December 31, 2016.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2017, the contract amounts of these instruments totaled approximately $73,460, compared to $67,191 at December 31, 2016.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2017 and December 31, 2016 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At September 30, 2017 and December 31, 2016, FHLB Borrowings included $48 and $73 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2017	$29,235	$7,540	$36,775
December 31, 2016	$29,203	$7,882	$37,085

Pursuant to collateral agreements with the FHLB, advances were secured by $305,490 in qualifying mortgage loans, $75,032 in commercial loans and $5,365 in FHLB stock at September 30, 2017.  Fixed-rate FHLB advances of $29,195 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.14%.  There were no variable-rate FHLB borrowings at September 30, 2017.

At September 30, 2017, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at September 30, 2017.

NOTE 6 - OTHER BORROWED FUNDS (Continued)

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $221,723 at September 30, 2017.  Of this maximum borrowing capacity, the Company had $146,529 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of August 1, 2026, and have fixed rates ranging from 1.25% to 4.09% through August 1, 2021 and a year-to-date weighted average cost of 2.77% at September 30, 2017, as compared to 2.34% at December 31, 2016.  Promissory notes payable by Ohio Valley to related parties totaled $360 at September 30, 2017 and December 31, 2016.  Promissory notes payable to other banks totaled $3,556 at September 30, 2017, as compared to $3,899 at December 31, 2016.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $46,000 at September 30, 2017 and $45,000 at December 31, 2016.

Scheduled principal payments as of September 30, 2017:

	FHLB Borrowings	Promissory Notes	Totals

2017	$973	$964	$1,937
2018	2,891	2,261	5,152
2019	2,724	1,852	4,576
2020	2,541	519	3,060
2021	2,240	541	2,781
Thereafter	17,866	1,403	19,269
	$29,235	$7,540	$36,775

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 92.2% and 90.9% of total consolidated revenues for the quarters ended September 30, 2017 and 2016, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended September 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$9,681	$587	$10,268
Provision expense	1,615	(14)	1,601
Noninterest income	2,224	58	2,282
Noninterest expense	8,579	643	9,222
Tax expense	69	5	74
Net income	1,642	11	1,653
Assets	1,008,078	11,536	1,019,614

NOTE 7 – SEGMENT INFORMATION (Continued)

	Three Months Ended September 30, 2016
	Banking	Consumer Finance	Total Company
Net interest income	$8,396	$589	$8,985
Provision expense	1,675	33	1,708
Noninterest income	1,655	38	1,693
Noninterest expense	8,167	661	8,828
Tax expense	(193)	(23)	(216)
Net income	402	(44)	358
Assets	957,889	12,341	970,230

	Nine Months Ended September 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$28,558	$2,646	$31,204
Provision expense	1,815	106	1,921
Noninterest income	6,965	542	7,507
Noninterest expense	26,477	1,996	28,473
Tax expense	1,338	368	1,706
Net income	5,893	718	6,611
Assets	1,008,078	11,536	1,019,614

	Nine Months Ended September 30, 2016
	Banking	Consumer Finance	Total Company
Net interest income	$23,684	$2,607	$26,291
Provision expense	2,180	148	2,328
Noninterest income	6,220	569	6,789
Noninterest expense	22,460	2,110	24,570
Tax expense	975	311	1,286
Net income	4,289	607	4,896
Assets	957,889	12,341	970,230

NOTE 8 – SUBSEQUENT EVENTS

On October 6, 2017, the Company received $730 in insurance proceeds for the reimbursement of fraudulent wire transactions.  The losses were first recorded on May 9, 2017, when the Company was made aware that four wire transfers it had processed in May 2017 totaling $933 were fraudulently initiated. During the second quarter of 2017, the Company had recovered $103 of the losses.  The insurance proceeds will be recorded as a recovery in the fourth quarter of 2017 and will generate a $730 increase to pre-tax earnings on a consolidated basis.

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

Net income totaled $1,653 during the third quarter of 2017, compared to $358 during the third quarter of 2016.  Earnings per share for the third quarter of 2017 finished at $.35 per share, compared to $.08 per share during the third quarter of 2016.  The Company's net income during the nine months ended September 30, 2017 totaled $6,611, compared to $4,896 during the nine months ended September 30, 2016.  Earnings per share during the first nine months of 2017 finished at $1.41 per share, compared to $1.15 per share during the first nine months of 2016.  Higher earnings during both the quarterly and year-to-date periods were impacted primarily by the benefits of higher net interest and noninterest income, as well as lower provision expense.  These benefits were partially offset by general increases in various overhead expenses during both the quarterly and year-to-date periods.

The annualized net income to average asset ratio, or return on assets ("ROA"), increased to 0.87% at September 30, 2017, compared to 0.74% at September 30, 2016.  The Company's net income to average equity ratio, or return on equity ("ROE"), also increased to 8.24% at September 30, 2017, compared to 6.85% at September 30, 2016.

Net interest income for the three and nine months ended September 30, 2017 showed positive growth over the same periods in 2016, increasing 14.3% and 18.9%, respectively. The increase came primarily from interest revenues associated with year-to-date average earning asset growth of $119,910.   The growth in year-to-date average earning assets came primarily from average loans, which contributed $129,968 to the increase in average earning assets.  While the Company continues to experience growth from its existing markets, the large growth in loans came primarily from the Milton Bank merger, which resulted in the acquisition of $112 million in loans.  Also contributing to net interest income growth was higher interest recorded from the Company's interest-bearing Federal Reserve clearing account.  While the average interest-bearing balances maintained at the Federal Reserve have decreased 19.4% during the first nine months of 2017, it has been the Federal Reserve's action of increasing short-term interest rates that has contributed to higher interest income.

During the three and nine months ended September 30, 2017, the Company's provision expense decreased $107 and $407 from the same periods in 2016, respectively.  Lower provision expense during 2017 was largely impacted by a $2,741 decrease in specific allocations from December 31, 2016 related to the financial performance improvement of one commercial real estate loan relationship during the first quarter of 2017.  The decrease in specific allocations was partially offset by a $2,355 increase in general allocations from December 31, 2016 related to specific loan portfolio risks that management determined were necessary.  Provision expense during 2017 has also benefited from lower net charge-offs on loans without specific reserves.  Impacted by a lower level of specific reserves, the allowance for loan losses decreased by $386 from year-end 2016 to finish at $7,313, or .94% of total loans at September 30, 2017, compared to 1.05% at December 31, 2016 and 1.04% at September 30, 2016.

Total noninterest income during the three months ended September 30, 2017 increased $589, or 34.8%, over the third quarter of 2016, and increased $718, or 10.6%, during the first nine months of 2017, as compared to the same period in 2016.  Noninterest income improvement was impacted primarily by bank owned life insurance and annuity assets, which grew over $400 during both the quarterly and year-to-date periods.  This was largely the result of net bank owned life insurance proceeds collected in the third quarter of 2017.  Further impacting noninterest income growth were increases in fee income related to a higher deposit base from the Milton Bank acquisition.  The higher deposit base contributed to year-to-date increases of over 30% in debit and credit card interchange income and over 11% in service charges on deposit accounts.  Partially offsetting growth in noninterest income were lower tax processing fees through ERC/ERD transactions during the nine months ended September 30, 2017.  In addition to a reduced number of tax refunds being processed during the first nine months of 2017, the per item fees received by the Company were lower under the new contract with the third-party tax refund product provider. Comparing 2017 to 2016, the change in the remaining noninterest income categories was minimal during the third quarter, increasing $24, while the year-to-date change resulted in a decrease of $121 during the nine months ending September 30, primarily from higher losses on the sale of other real estate owned ("OREO").

Total noninterest expense increased $394 for the third quarter of 2017, and increased $3,903 during the first nine months of 2017, as compared to the same periods in 2016.  The increase was impacted by the acquisition of Milton Bank, which contributed to general increases in most noninterest expense categories related to having a larger organization after the merger.  Overhead expense has been impacted mostly by salaries and employee benefit costs, which decreased by $13, or 0.3%, during the third quarter of 2017, but increased $1,398, or 9.9%, during the first nine months of 2017, as compared to the same periods in 2016.  Contributing to the decrease for the third quarter was a $316 reduction in non-qualified defined benefit expenses associated with the restructuring of and accounting for post-retirement benefits of a former employee.  The year-to-date increase was largely the result of adding Milton Bank employees, as well as annual merit increases and higher health insurance costs. Further contributing to higher overhead costs was fraud expense.  During the second quarter of 2017, management discovered four fraudulent wire transfers with a single account relationship totaling $933.  After recovering a portion of the money, the Company's net fraud expense totaled $842 as of September 30, 2017, which impacted other noninterest expense during the nine months ended September 30, 2017.  These increases were partially offset by a decrease in merger related expenses, which were down $410 and $744 during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, respectively.  The remaining noninterest categories increased $805, or 23.8%, during the three months ended September 30, 2017, and increased $2,407, or 24.9%, during the nine months ended September 30, 2017, as compared to 2016.  This additional overhead expense came primarily from data processing, consulting costs, professional fees, and expenses associated with facilities.

At September 30, 2017, total assets were $1,019,614, compared to $954,640 at year-end 2016.  Asset growth was impacted mostly by gross loan balances, which were up by $43,056 from year-end 2016, driven by higher residential real estate and consumer auto loan originations, as well as commercial loan balance increases from the West Virginia market area. Total investment securities also increased 8.3% from year-end 2016, due mostly to new purchases of mortgage-backed securities.  The growth experienced in loans and securities was partially funded by deposits, which increased 7.4% from year-end 2016.

Total liabilities were $909,652 at September 30, 2017, up $59,540 from December 31, 2016. Total deposit balances experienced continued growth during 2017, increasing $58,729 compared to year-end 2016.  Noninterest-bearing deposits accounted for $23,602 of the increase, coming mostly from business checking and incentive-based checking account transactions.  Interest-bearing deposits increased by $35,127, coming mostly from public fund accounts and wholesale deposits.

At September 30, 2017, total shareholders' equity was $109,962, up $5,434 since December 31, 2016.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2017 and December 31, 2016

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2017 compared to December 31, 2016.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2017, cash and cash equivalents were $50,402, an increase of $10,236 from $40,166 at December 31, 2016.  The increase in cash and cash equivalents came mostly from the Company's interest-bearing Federal Reserve Bank clearing account, impacted by excess funds associated with deposit liability growth from year-end 2016. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to maintain seasonal tax refund deposits, as well as to fund earning asset growth and maturities of retail certificates of deposit ("CD's").  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during each of December 2016, March 2017 and June 2017 caused the federal funds rate to finish at 1.25% at September 30, 2017.  The interest rate increases had a corresponding effect on the interest revenue growth experienced during the first nine months of 2017 on Federal Reserve Bank clearing account balances. The 1.25% interest rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At September 30, 2017, the Company had $1,820 in certificates of deposit owned by the Captive, up slightly from year-end 2016.  The deposits on hand at September 30, 2017 consist of eight certificates with remaining maturity terms ranging from less than 12 months up to 35 months.

Securities

The balance of total securities increased $9,558, or 8.3%, compared to year-end 2016.  The Company's investment securities portfolio is made up mostly of U.S. Government agency ("Agency") mortgage-backed securities, which increased $7,020, or 8.2%, from year-end 2016 and represented 74.6% of total investments at September 30, 2017.  During the first nine months of 2017, the Company invested $18,105 in new Agency mortgage-backed securities, while receiving principal repayments of $12,302.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  The Company also experienced a $3,035, or 28.8%, increase in U.S. Government sponsored entity securities, primarily from new purchases during the second quarter of 2017.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $777,957 at September 30, 2017, representing an increase of $43,056, or 5.9%, as compared to $734,901 at December 31, 2016.  Loans were positively impacted by growth in residential real estate, consumer automobile and commercial and industrial loan balances.

The residential real estate loan segment comprises the largest portion of the Company's overall loan portfolio at 40.9% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first nine months of 2017 increased $32,222 or 11.3%, from year-end 2016.  This increase was largely from the Bank's warehouse lending volume.  Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties.  The mortgage lender eventually sells the loans and repays the Bank.  From year-end 2016, warehouse lending balances increased $9,630 to finish at $15,155 at September 30, 2017.  The Company's growth in residential real estate loans was further impacted by higher balances in its Athens, Ohio and West Virginia markets, which were up $9,341 and $6,095, respectively.  The real estate loan portfolio is also impacted by loan construction projects.  During the period when a borrower's one- to four-family residential home is being built, it is first classified as a construction loan.  At the completion of this construction phase, the loan is re-classified to a residential real estate loan.  At September 30, 2017, construction loans were down 7.7%, indicating a higher transition of loan balances from commercial real estate to residential real estate.  Total loan production within the real estate portfolio consists of increasing short-term adjustable-rate mortgages partially offset by decreasing long-term fixed-rate mortgages. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which contributed to higher balances of adjustable-rate mortgages from year-end 2016.

The commercial lending segment increased $3,797, or 1.2%, from year-end 2016, which came mostly from the commercial and industrial loan portfolio, which increased $2,961, or 2.9%, from year-end 2016.  The increase was impacted by loan originations from the West Virginia market area during the first quarter of 2017.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The commercial real estate loan segment comprises the largest portion of the Company's total commercial loan portfolio at September 30, 2017, representing 67.5%.  At September 30, 2017, commercial real estate loans totaled $214,843, which were comparable to the $214,007 in commercial real estate loans at year-end 2016.  Larger payoffs caused owner-occupied loans to decrease $5,080, or 6.5%, from year-end 2016, while a higher number of one- to four-family residential homes completed their building phase, causing construction loans to decrease $3,518, or 7.7%, from year-end 2016.  Partially offsetting these decreases was an increase in loan originations causing nonowner-occupied loan balances to grow by $9,434, or 10.4%, from year-end 2016. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances at September 30, 2017 represented an increase of $7,037, or 5.2%, from year-end 2016.  The increase was largely due to the Company's automobile loan segment, which grew by $8,227, or 13.8%, from year-end 2016.  Automobile loans represent the Company's largest consumer loan segment at 48.1% of total consumer loans.  The Company continues to target more auto dealers within its market areas and offer interest rates that are more competitive with local banks.  Growth in automobile loans was partially offset by decreases in other consumer loans, which were down 3.0%.  The Company will continue to monitor its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $7,313 allowance for loan losses at September 30, 2017, which was a decrease from the $7,699 allowance at year-end 2016. The allowance was impacted by a decrease of $2,741 in specific allocations from year-end 2016. Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows.  When re-evaluating the impaired loan balances to their corresponding collateral values at September 30, 2017, it was determined that a commercial real estate loan relationship was no longer impaired and no longer collateral dependent due to the borrower's financial performance improvement.  This resulted in the removal of that borrower's specific allocation of $1,681 that had previously been identified as impairment. Further contributing to lower specific reserves during the first nine months of 2017 were the charge-offs of several collateral dependent specific allocations.  Total charge-offs of $612 in commercial real estate loans and $399 in commercial and industrial loans were recorded as a result of asset impairment.  However, these specific reserves had already been allocated for prior to 2017, which resulted in no corresponding provision expense impact in 2017.

Partially offsetting the decrease in specific allocations was an increase in the Company's general allocations of the allowance for loan losses from year-end 2016.  As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. The Company maintained troubled loans at comparable levels to year-end 2016, which, when combined with  a 5.9% growth in total loans, caused the ratio of nonperforming loans to total loans to decrease from 1.26% at December 31, 2016 to 1.20% at September 30, 2017.  Comparable levels of nonperforming assets combined with a 6.8% growth in total assets contributed to a decrease in the ratio of nonperforming assets to total assets, finishing at 1.13% at September 30, 2017, compared to 1.20% at December 31, 2016.  General risks in the portfolio were also positively impacted by lower impaired loans at September 30, 2017, which decreased $5,028, or 22.1%, from year-end 2016.  However, it was the addition of new risk factors during the first quarter of 2017 that caused the general allocation component of the allowance for loan losses to increase $2,355, or 49.9%, from year-end 2016.  During the first quarter of 2017, the Company continued to experience lower historical loan loss factors, which prompted management to evaluate the exposure to losses incurred during an economic downturn.  Based on historical losses incurred outside the Company's lookback period, management determined it would be necessary to include an economic risk factor to add general reserves for losses based upon the difference in the Company's current historical loss factors and risks in the portfolio.  Furthermore, management evaluated recent changes in loan underwriting standards, which may expose the loan portfolio to additional credit risk.  As a result, an economic risk factor was added, which contributed to additional general reserves.

The Company's allowance for loan losses to total loans ratio finished at 0.94% at September 30, 2017 and 1.05% at year-end 2016.  Management believes that the allowance for loan losses at September 30, 2017 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2017 increased $58,729, or 7.4%, from year-end 2016.  This deposit growth came primarily from interest-bearing deposit balances, which increased $35,127, or 6.1%, from year-end 2016.  While the Company's preference is to fund earning asset demand with retail core deposits, the use of wholesale deposits has been utilized to help satisfy earning asset growth.  With market rates remaining at historically low levels, the Company considers wholesale deposits to be a cost-effective funding source to help manage the growing demand for loans.  As a result, wholesale deposits contributed $21,688 to the growth in interest-bearing deposits from year-end 2016.
Interest-bearing deposit growth was impacted by interest-bearing NOW account balances, which increased $16,061, or 10.4%, during the first nine months of 2017 as compared to year-end 2016. This increase was largely driven by growth in municipal NOW products. Interest-bearing deposit growth also came from money market account balances, which increased $2,645, or 2.0%, from year-end 2016, largely from brokered money market deposits partially offset by declines in the Company's Market Watch account balances.  Growth in interest-bearing deposits was further impacted by a $2,699, or 2.8%, increase in statement savings account balances from year-end 2016.

During the first nine months of 2017, time deposits increased $12,853, or 6.8%, from year-end 2016. This was largely driven by the Company's use of wholesale funding, which saw its brokered CD's increase by $11,648, or 48.4%, from year-end 2016.  Retail time deposits have increased just 0.7% from year-end 2016.  Based on the minimal spread between a short-term CD rate and a statement savings rate, many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future. This change in retail time deposits from year-end 2016 fits within management's strategy of focusing on more "core" deposit balances, while utilizing wholesale deposit sources as needed.
Also contributing to growth in deposits was the Company's noninterest-bearing deposits, which increased $23,602, or 11.3%, from year-end 2016.  This growth was largely impacted by the Company's business checking account balances, which grew $17,125, or 15.3%, from year-end 2016.  Business checking activity continues to be impacted by the seasonal ERC/ERD tax refund processing that occurs primarily during the first four months of the year.  The Company facilitates a significant volume of tax items within several business checking accounts during this seasonal period, which resulted in over $4 million of retained funds.  Growth in the Company's business checking accounts also came from the Mason County, West Virginia market area, increasing over $9 million from year-end 2016.  Noninterest deposits were also impacted by growth in incentive based checking account balances from year-end 2016.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2017, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $36,775 at September 30, 2017, a decrease of $310, or 0.8%, from year-end 2016. The decrease was due to the maturity repayment of a $3,000 advance during the third quarter of 2017.  While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders' Equity
The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At September 30, 2017, the Bank's capital exceeded the minimum requirements to be deemed "well capitalized" under applicable prompt corrective action regulations. Total shareholders' equity at September 30, 2017 of $109,962 increased $5,434, or 5.2%, as compared to $104,528 at December 31, 2016. Capital growth during 2017 came primarily from year-to-date net income of $6,611.
Comparison of Results of Operations
for the Three and Nine Months Ended
September 30, 2017 and 2016

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2017 compared to the same period in 2016. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the third quarter of 2017, net interest income increased $1,283, or 14.3%, as compared to the third quarter of 2016. During the nine months ended September 30, 2017, net interest income also increased $4,913, or 18.7%, as compared to the nine months ended September 30, 2016. The improvement came primarily from the acquisition of Milton Bank during the third quarter of 2016, which contributed to higher interest income on acquired earning assets partially offset by interest expense on acquired interest-bearing deposits.  In total, the Company benefited from $3,495 in net interest income generated by the Milton Bank acquisition.  Further contributions to net interest income came from higher interest income on interest-bearing deposits with banks as a result of short-term rate increases.

Total interest and fee income recognized on the Company's earning assets increased $1,493, or 15.2%, during the third quarter of 2017, which contributed to a year-to-date increase of $5,537, or 19.4%, as compared to the same periods in 2016.  While the Company generated loan growth primarily through the Milton Bank merger, there were already trends of loan origination improvement making a positive impact to loan earnings.  Warehouse lending balances are up $15,155 from a year ago at September 30, 2016.  The West Virginia market areas have been successful in generating over $18 million in loans from a year ago at September 30, 2016.  The Athens, Ohio loan production office has generated over $14 million in commercial and residential real estate loans from a year ago at September 30, 2016.  Loan growth has also been improving within the automobile segment, as well as the commercial and industrial loan segment, impacted by loan participations and loans to states and political subdivisions from a year ago. With the merger and improved loan production, the Company's loan income increased $1,404, or 15.5%, during the third quarter of 2017, which contributed to a year-to-date increase of $5,263, or 20.1%, as compared to the same periods in 2016.

During the three and nine months ended September 30, 2017, total other interest income increased $21, or 31.3%, and $140, or 41.7%, as compared to the same periods in 2016, respectively.  The increases were primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  This interest-bearing account carried an interest rate of 0.50% during most of 2016.  In December 2016, the Federal Reserve increased short-term rates by 25 basis points, and then again in both March and June 2017 by another 25 basis points each.  These short-term rate adjustments have increased the Federal Reserve clearing account's interest rate from 0.50% of a year ago to 1.25%.  The timing of the December 2016 and March 2017 rate adjustments benefited the Company, as it entered into the first quarter of 2017 experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that was maintained within the Federal Reserve clearing account.  Since the first quarter of 2017, these excess funds have been decreasing as a result of exiting the tax season, as well as funding earning asset growth.  Even though this year's Federal Reserve clearing average balance has decreased 19.4%, the interest income remains up over the prior year due to the short-term rate increases.

Total interest expense incurred on the Company's interest-bearing liabilities during the third quarter of 2017 increased $210, or 25.0%, and increased $624, or 28.2%, during the nine months ended September 30, 2017, as compared to the same periods in 2016.  The increases were primarily from the Milton Bank acquired deposits that generated more interest expense.  However, the Company's interest expense continues to be minimized by a sustained low-rate environment that has impacted the repricings of various Bank deposit products, including certain interest-bearing demand accounts.  The low-rate environment has also limited the impact of the Company's use of wholesale deposits during 2017.  As a result, there has been minimal change to the weighted average cost of the Company's core deposits, which finished at 0.26% at September 30, 2017, as compared to 0.23% at September 30, 2016. The Company continues to utilize more of its lower cost, core deposit funding sources to further reduce interest expense.  In addition, over 60% of the acquired Milton Bank deposits consisted of core deposit funding sources.  As a result, the Company's average interest- and non-interest bearing core deposits increased $79,665, or 13.7%, while the average balances of higher costing time deposits increased $23,005, or 14.3%, during the first nine months of 2017, as compared to the same period in 2016.  The minimal change in average market interest rates and the continued emphasis on utilizing lower costing deposit balances have caused the Company's total weighted average costs on interest-bearing deposits to increase by only 4 basis points from 0.42% at September 30, 2016 to 0.46% at September 30, 2017.

During 2017, the Company's net interest margin results improved over the prior year, finishing at 4.52% during the third quarter of 2017, as compared to 4.29% during the third quarter of 2016.  The net interest margin also improved to 4.50% during the first nine months of 2017, as compared to 4.34% during the first nine months of 2016.  This improvement was due to a 14.5% increase in average earning assets combined with a higher deposit mix of lower-costing core deposits and a sustained low rate environment that has helped to minimize interest expense. The Company's primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
During the third quarter of 2017, the Company experienced a decrease in provision expense of $107, or 6.3%, as compared to the third quarter of 2016. During the first nine months of 2017, the Company experienced a decrease in provision expense of $407, or 17.5%, as compared to the first nine months of 2016. The decreases in provision expense during both periods were primarily due to a $2,741 decrease in specific allocations, which was mostly due to one commercial real estate loan relationship.  As previously mentioned, the financial improvement of this commercial borrower contributed to the removal of $1,681 in specific allocations, which lowered provision expense during the first nine months of 2017.  The benefit of lower specific reserves was partially offset by a $2,355 increase in general allocations from year-end 2016.  As previously mentioned, management further evaluated the risks associated with loan loss history and loan underwriting that resulted in additional risk factors being added to the allowance for loan loss determination during the first quarter of 2017.

Net charge-offs increased $135 during the third quarter of 2017, and increased $868 during the first nine months of 2017, as compared to the same periods in 2016.  The year-to-date increase was largely related to charge-offs of specific reserves for which allocations had been made prior to 2017, which resulted in specific reserve charge-offs of $1,011 during the first nine months of 2017.  Due to these allocations being made prior to 2017, there was no corresponding provision expense associated with these charge-offs that impacted the current year. As a result, net charge-offs for loans without specific reserves decreased $143 during the first nine months of 2017, as compared to the same period in 2016.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2017 increased $589, or 34.8%, when compared to the three months ended September 30, 2016.  Noninterest income for the nine months ended September 30, 2017 increased $718, or 10.6%, when compared to the nine months ended September 30, 2016.The increase in quarterly noninterest revenue was largely due to the Company's earnings from tax-free bank owned life insurance ("BOLI") investments. BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans. During the third quarter of 2017, the Company recorded $3,530 in anticipated cash proceeds related to four BOLI policies, which yielded net BOLI proceeds of $399 that was recorded to income. This amount contributed to the quarterly and year-to-date increase in BOLI and annuity asset income of $402 and $406, respectively, as compared to the same periods in 2016.

Further impacting growth in noninterest income were the effects from the Milton Bank merger in the third quarter of 2016.  When compared to 2016,the Company benefited from $422 in additional noninterest income during the nine months ended September 30, 2017, impacted by the inclusion of Milton Bank's customer deposit base.  The third quarter benefit from Milton Bank was much more comparable, providing $66 in additional noninterest income when compared to 2016.  The larger deposit base contributed to year-to-date improvements in debit and credit card interchange income and service charges on deposit accounts, which increased collectively by $803, or 24.5%, during the first nine months of 2017, as compared to the same period in 2016.  The volume of transactions utilizing the Company's credit card and Jeanie Plus debit card continue to increase from a year ago, which are being impacted by cash and merchandise incentives that promote customer use of electronic payments.

During the three months ended September 30, 2017, the Company did not record any seasonal ERC/ERD fees, as compared to $13 in fees during the same period in 2016.  This contributed to a decrease of $370, or 18.2%, in ERC/ERD fees during the nine months ended September 30, 2017, as compared to the same periods in 2016.  In the fourth quarter of 2014, the Bank entered into a new agreement with a third-party tax refund product provider, which lowered the per-item fee associated with each refund facilitated.  As a result, the lower fee structure has caused tax processing revenues to be lower than the year before. Furthermore, the Company experienced a decrease in the number of ERC/ERD transactions that were facilitated.  As a result of ERC/ERD fee activity being mostly seasonal, a minimal amount of income is expected during the remainder of 2017.

The Company's remaining noninterest income categories were collectively up by $24, or 8.7%, during the third quarter of 2017, and down by $121, or 13.5%, during the first nine months of 2017, when compared to the same periods in 2016. The year-to-date decreases were primarily due to higher losses on OREO.

Noninterest Expense
Noninterest expense during the third quarter of 2017 increased $394, or 4.5%, and increased $3,903, or 15.9%, during the nine months ended September 30, 2017, as compared to the same periods in 2016.  The acquisition of Milton Bank contributed to an increase in most of the noninterest expense categories related to having a larger organization after the merger.  A significant contributor to noninterest expense was salaries and employee benefits, which increased by $1,398, or 9.9%, during the nine months ended September 30, 2017, as compared to the same period in 2016.  Higher employee costs continue to be impacted by the addition of Milton Bank employees, as well as annual merit increases and higher health insurance costs.  However, during the three months ended September 30, 2017, salaries and employee benefits decreased $34, or 5.9%, as compared to the same period in 2016.  This was due to a $316 reduction in non-qualified defined benefit expenses associated with the restructuring of and accounting for post-retirement benefits of a former employee.

The Company also experienced increases in data processing expense, which increased $184, or 48.4%, during the third quarter of 2017, and increased $583, or 54.5%, during the first nine months of 2017, as compared to the same periods in 2016.  Data processing charges grew as a result of higher transaction volume associated with debit and credit cards, as well as higher processing charges from the Company's Big Rewards customer incentive platform.

Other noninterest expense increased $400, or 34.8%, during the third quarter of 2017, and increased $1,734, or 53.0%, during the first nine months of 2017, as compared to the same periods in 2016.  The quarterly increase was driven by consulting expenses associated with revenue enhancement and efficiency improvement strategies.  The year-to-date increase was primarily related to fraud expense that was recorded in the second quarter of 2017.  At that time, the Company was made aware that the processing of four wire transfers associated with a single account relationship in May 2017 totaling $933 were fraudulently initiated.  After recovering a portion of the fraudulent wire costs and incurring some additional legal expense, the Company's net loss exposure at September 30, 2017 was $842.  Since the fraud event, the Company had been in contact with several insurance providers to determine whether or not existing insurance policies would cover all or part of the remaining losses.  Subsequent to the report date, the Company learned that its commercial insurance policy would cover $730 of the fraudulent wire expense.  This resulted in the collection of $730 in net insurance proceeds in October 2017, which will be recorded as a recovery during the fourth quarter of 2017.

Overhead expense was further impacted by increases in professional fees, which were up $92, or 26.9%, during the third quarter of 2017, and up $318, or 31.2%, during the first nine months of 2017, as compared to the same periods in 2016.  Both period increases were impacted by legal expense associated with the recovery efforts on loan deficiency balances.

Partially offsetting overhead expenses were lower merger related expenses, which decreased $410 during the three months ended September 30, 2017, and decreased $744 during the first nine months of 2017, as compared to the same periods in 2016.  During the first quarter of 2016, the Company executed the merger agreement with Milton Bancorp.  The merger was eventually finalized on August 5, 2016.  The Company anticipates the remaining merger related expenses in 2017 to be minimal.
The remaining noninterest expense categories increased $141, or 9.3%, during the third quarter of 2017, and increased $614, or 14.3%, during the first nine months of 2017, as compared to the same periods in 2016.  The addition of Milton Bank contributed to the increases of various noninterest expense areas that include software, building and equipment, customer incentives, and intangible asset amortization.

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the quarterly and year-to-date periods ending September 30, 2017, the Company was successful in generating more net interest income primarily due to higher average earning assets while minimizing funding costs.  The Company also realized additional earnings in the third quarter from $399 in BOLI proceeds combined with a $316 reduction in benefit expenses for a former employee.  These factors have completely offset the negative effects from lower tax processing fees, large fraudulent wire expense and higher personnel costs.  This has caused the level of net revenues to outpace overhead expenses during 2017.  As a result, the Company's efficiency numbers have improved, finishing at 72.3% and 72.5% during both the quarterly and year-to-date periods ended September 30, 2017, compared to the 81.5% and 73.2% efficiency levels during the same periods in 2016.

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
.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2017 and year-end 2016, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.  The Company's capital also met the requirements for the Company to be deemed well capitalized

The following table summarizes the capital ratios of the Company and Bank:

	9/30/17	12/31/16	Regulatory Minimum

Common equity tier 1 risk-based capital ratio
Company	14.1%	14.0%	4.5%
Bank	14.1%	14.2%	4.5%

Tier 1 risk-based capital ratio
Company	15.3%	15.3%	6.0%
Bank	14.1%	14.2%	6.0%

Total risk-based capital ratio
Company	16.3%	16.4%	8.0%
Bank	15.1%	15.3%	8.0%

Leverage ratio
Company	11.3%	11.2%	4.0%
Bank	10.5%	10.4%	4.0%

Cash dividends paid by the Company were $2,947 during the first nine months of 2017.  The year-to-date dividends paid totaled $0.63 per share for 2017.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $157,036, represented 15.4% of total assets at September 30, 2017. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2017, the Bank could borrow an additional $146,529 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2017, this line had total availability of $52,433. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

The following table presents the Company's estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	September 30, 2017 Percentage Change in Net Interest Income	December 31, 2016 Percentage Change in Net Interest Income
+300	.93%	(.39%)
+200	.81%	(.05%)
+100	.50%	.09%
-100	(1.54%)	(1.72%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At September 30, 2017, the interest rate risk profile reflects a modest asset sensitive position, which produces higher net interest income due to an increase in interest rates.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2017.

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2017.

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

OHIO VALLEY BANC CORP.

Date:	November 9, 2017	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	November 9, 2017	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer