Form 10-K
period 2017-12-31
OHIO VALLEY BANC CORP
filed 2018-03-16
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
YES ☐   NO ☑

    Based on the closing sales price of $36.05 per share on June 30, 2017, the aggregate market value of the issuer's shares held by non-affiliates on such date was $144,879,867.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2018 was 4,719,783.

Documents Incorporated By Reference:

(1)	Portions of the 2017 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. ("Ohio Valley" or the "Company") is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act").  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley's common shares are listed on The NASDAQ Global Market under the symbol "OVBC."  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the "Bank").  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company ("Ohio Valley REO"), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns three nonbank subsidiaries: Loan Central, Inc., which engages in consumer lending ("Loan Central"); Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central ("Ohio Valley Financial Services"); and OVBC Captive, Inc., a limited purpose property and casualty insurance company ("OVBC Captive").  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the "Company." Ohio Valley's financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company's total revenues, totaled 92.7%, 91.6% and 90.9% of total consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Business of Ohio Valley

As a financial  holding company  registered under the  BHC Act, Ohio  Valley's primary  business is community  banking.  As of December 31, 2017, Ohio Valley's consolidated assets approximated to $1,026,290,000, and total shareholders' equity approximated to $109,361,000.

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

Information about the Company's business segments is set forth in Note R to the Company's Financial Statements located in Ohio Valley's 2017 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley's revenue is derived from cash dividends paid by the Bank.   The Bank presently has nineteen offices located in Ohio and West Virginia, all but two offering automatic teller machines ("ATMs").  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley's consolidated assets at December 31, 2017.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley's 2017 Annual Report to Shareholders under "Note J – Subordinated Debentures and Trust Preferred Securities," in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2017.

Financial Information

 Financial information regarding the Company as of December 31, 2017 and 2016 and results of operations for the last three fiscal years is contained in the Company's consolidated financial statements for the fiscal year ended December 31, 2017.

Business Combinations

As of the close of business on August 5, 2016, Ohio Valley completed its merger with Milton Bancorp, Inc. ("Milton Bancorp") pursuant to the terms of the Agreement and Plan of Merger dated as of January 7, 2016, by and between Ohio Valley and Milton Bancorp, as amended (the "Merger Agreement").  Pursuant to the terms of the Merger Agreement, Milton Bancorp was merged with and into Ohio Valley.  Immediately following the Merger, The Milton Banking Company ("Milton Bank") was merged with and into the Bank.  The consideration paid for Milton Bancorp totaled $18.875 million, of which $11.444 million was the market value of the Company's common shares and $7.431 million was cash.  The fair value of the common shares issued as part of the consideration paid for Milton Bancorp was determined on the basis of the closing price of the Company's common shares on the acquisition date.  After the merger, the Company's assets totaled approximately $950 million and branches increased to 19 locations.  Further detail on the merger is located in Ohio Valley's 2017 Annual Report to Shareholders under "Note B – Business Combinations" in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2017.

Lending Activities

The Company's loan portfolio increased $34,418,000 to finish at $769,319,000 in 2017.  The increase in total loans was primarily due to growth within the Company's Athens, Ohio and West Virginia locations.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2017, residential real estate loans increased $23,141,000, or 8.1%, while commercial loans increased $5,939,000, or 1.9%, and consumer loans increased $5,338,000, or 4.0%, as compared to 2016.  Consolidated interest and fee revenue from loans accounted for 76.50%, 76.21%, and 74.52% of total consolidated revenues in 2017, 2016 and 2015, respectively.  The Company's market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Underwriting Standards

The Company's underwriting guidelines and standards are updated periodically and are presented to the Board of Directors of the holding company for approval.  The purposes of the standards and guidelines are to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the Company's primary market areas; and to ensure that all loan applicants receive fair and equal treatment in the lending process.  It is the intent of the underwriting guidelines and standards to minimize losses by carefully investigating the credit history of each applicant; verifying the source of repayment and the ability of the applicant to repay; collateralizing those loans in which collateral is deemed to be required; exercising care in the documentation of the application, review, approval, and origination process; and administering a comprehensive loan collection program.  The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application.  A loan officer may grant, with justification, a loan with variances from the underwriting guidelines and standards.  However, a loan officer may not exceed his or her respective lending authority without obtaining the prior, proper approval from a superior.

Investment Activities

The Company's investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company's investment portfolio is comprised of U.S. Government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.29%, 5.69% and 5.94% of total consolidated revenues in 2017, 2016 and 2015, respectively.  The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include "core deposits."  Core deposits include demand deposits; savings, money market and NOW accounts; and certificates of deposit less than $100,000.  The Company will also utilize certificates of deposit and money market deposits from wholesale markets, when necessary, to support growth in assets.  Short- and long-term advances from the Federal Home Loan Bank have also been a significant source of funding.  Further funding has come from one trust preferred securities offering through Ohio Valley Statutory Trust III, totaling $8,500,000.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006, in which it serves as a facilitator for the clearing of tax refunds for a single tax refund product provider.  A tax refund clearing agreement between the Bank and tax refund product provider requires the Bank to process electronic refund checks ("ERC's") and electronic refund deposits ("ERD's") presented for payment on behalf of taxpayers through accounts containing taxpayer refunds.  The Bank, in turn, receives a fee paid by the third-party tax software provider for each transaction that is processed.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will generally be recorded during the first half of the fiscal year, with only minimal income recorded thereafter.  During the year ended 2017, the Company's ERC/ERD fees totaled $1,692,000, a decrease of $356,000, or 17.4%, as compared to the same period in 2016. Management anticipated the tax fee revenue would decrease due to changes in product service agreements. On October 21, 2014, the Bank entered into a new agreement with the third-party tax refund product provider. The new agreement generally provided for a different fee structure, including different fees depending upon the tax refund product selected, and fees that generally will be lower for each refund facilitated, with a reduction in per transaction fees to occur in future years. It is impossible to predict the number of refunds that will be facilitated in the future, the products chosen and therefore the fees that will be received by the Bank. Nevertheless, the Bank anticipates that without an increase in the number of refunds facilitated by the Bank, the fees received by the Bank from this arrangement will continue to be reduced in future years.  This revenue source accounted for 17.9% of the Company's overall noninterest income during the year ended 2017.

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

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Ohio Valley as well as the Bank and Loan Central.  The summary is qualified in its entirety by reference to such statutes and regulations. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the Federal Deposit Insurance Fund.  They also may restrict Ohio Valley's abilty to repurchase its common shares or to receive dividends from the Bank, and impose capital adequacy and liquidity requirements.

Regulation of Financial Holding Company

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

Holding Company Activities

Ohio Valley became a financial holding company during 2000, permitting it to engage in activities beyond those permitted for traditional bank holding companies.  In order to become a financial holding company, a bank holding company and all of its depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Reinvestment Act rating of at least satisfactory.

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

If a financial holding company or a subsidiary bank fails to meet the requirements for the holding company to remain a financial holding company, the financial holding company must enter into a written agreement with the Federal Reserve Board within 45 days to comply with all applicable capital and management requirements.  Until the Federal Reserve Board determines that the holding company and its subsidiary banks meet the requirements, the Federal Reserve Board may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve Board finds to be appropriate or consistent with federal banking laws.  If the deficiencies are not corrected within 180 days, the financial holding company may be required to divest ownership or control of all banks.  If restrictions are imposed on the activities of the holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance ("ODFI").  Ohio Valley Financial Services is supervised and regulated by the State of Ohio Department of Insurance. OVBC Captive is supervised and regulated by the State of Nevada Division of Insurance. The insurance laws and regulations applicable to insurance agencies, including Ohio Valley Financial Services and OVBC Captive, require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

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

Regulation of Ohio State Chartered Banks

As an Ohio state-chartered bank that is a member of the Federal Reserve Bank of Cleveland ("FRB"), the Bank is supervised and regulated primarily by the ODFI and the Federal Reserve Board.  The Bank is also subject to the regulations of the Consumer Financial Protection Bureau (the "CFPB"), which has broad authority to adopt and enforce consumer protection regulations.

The Bank's deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and certain regulations of the FDIC.

Various requirements and restrictions under the laws of the United States, the State of Ohio and the State of West Virginia affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, limitations on branching and increasingly extensive consumer protection laws and regulations.

Consumer protection laws and regulations include the Equal Credit Opportunity Act and the Fair Housing Act (prohibiting certain types of discriminatory lending practices), the Truth in Lending Act (requiring understandable disclosure of credit terms), the Home Mortgage Dislcosure Act (requiring the collection of data that enables regulatory agencies to determine whether the financial insitutions are serving the housing credit needs of the communities in which they are located), the Real Estate Seteelement Procedures Act (requiring disclosures to borrowers and prohibiting abusive practices that increase borrowers' costs) and the privacy provisions of the Gramm-Leach-Bliley Act (requiring policies and procedures to restrict unauthorized sharing of non-public customer data with nonaffiliated parties and protecting customer information from unauthorized access).  The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

In October 2017, the CFPB issued a final rule with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections to be required starting on August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make certain types of loans without reasonably determining that the borrower has the ability to repay the loan.  The rule also places limitations on lenders' ability to withdraw payment from the borrower's account and requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower's account.  On January 16, 2018, the CFPB issued a press release stating that it "intends to engage in a rulemaking process so that the Bureau may reconsider the Payday Rule."
In 2017, the State of Ohio completed a substantial re-writing of Ohio's banking laws that became effective on January 1, 2018.  One of the primary purposes of the revision of the law was to adopt one universal bank charter for depository institutions chartered by the state, rather than having separate types of state depository institution charters with different powers and limitations for banks, savings banks and savings and loan associations.  The result is that all Ohio-chartered depository institutions are now considered to have full commercial bank powers, unless an institution elects to continue to be governed by federal restrictions applicable to federal savings and loan associations and federal savings banks.  While the most substantial changes in the law affect institutions chartered by Ohio as savings banks or savings and loan associations prior to the effectiveness of the new law, some changes also apply to institutions, like the Bank, that were chartered as commercial banks prior to the change in the law.  The changes for all Ohio-chartered banks include provisions allowing Ohio-chartered banks to exercise the same powers, perform all acts, and provide all services that are permitted for federally chartered depository institutions, with the exception of laws and regulations dealing with interest rates, thereby enhancing opportunities for Ohio-chartered banks to compete with other financial institutions.  Other provisions clarify previous laws addressing, or allow more flexibility with respect to, corporate governance matters, mergers and acquisitions and additional reliance on Ohio corporate law generally.
In addition, in October 2017, Ohio-chartered banks received notices of required assessments to be paid to the ODFI.  For two years, the ODFI was funded by State of Ohio excess unclaimed funds allocated to the ODFI by the State of Ohio.  That funding source has ceased to be available, and assessments are once again required, as before the funding by unclaimed funds.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the "International Convergence of Capital Measurement and Capital Standard" (Basel I), published by the Basel Committee on Banking Supervision (the "Basel Committee").  New capital rules applicable to smaller banking organizations (the "Basel III Capital Rules"), which also implement certain of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), became effective commencing on January 1, 2015.  Compliance with the new minimum capital requirements was required effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The rules include (a) a minimum common equity tier 1 capital ratio of 4.5 percent, (b) a minimum Tier 1 capital ratio of 6.0 percent, (c) a minimum total risk-based capital ratio of 8.0 percent, and (d) a minimum leverage ratio (Tier 1 capital to average assets) of 4%.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625% and is currently 1.875%.  The implementation of Basel III is not expected to have a material impact on Ohio Valley's or the Bank's capital ratios.

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

Effective January 1, 2015, in order to be "well-capitalized," a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  Ohio Valley's management believes that the Bank meets the ratio requirements to be deemed "well-capitalized" under the prompt corrective action regulations.

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank's primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.  A bank's operations can be significantly affected by its capital classification under the prompt corrective action rules.  For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval.  These deposit-funding limitations can have an adverse effect on the bank's liquidity.  At each successively lower capital category, an insured depository institution is subject to additional restrictions.  Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized, with a leverage ratio of less than 2%.  The Federal Deposit Insurance Act provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank's financial condition and prospects.

Regulations of the Federal Reserve require a financial holding company to maintain total risk-based capital of 10.0% and Tier 1 risk-based capital of 6.0%.

In September 2017, the Federal Reserve, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify various aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions.  Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on the Bank's capital calculations.  In November 2017, the federal banking agencies extended, for the community banks, the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

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

Employees

As of December 31, 2017, Ohio Valley and its subsidiaries had approximately 305 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," or a specific reference as to the location of the required disclosures in Ohio Valley's 2017 Annual Report to Shareholders, which are incorporated herein by reference.

I.         DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2017, 2016 and 2015 are incorporated herein by reference to the information appearing under the caption "Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2017 and 2016 are incorporated herein by reference to the information appearing under the caption "Table II - Rate Volume Analysis of Changes in Interest Income & Expense," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2017	2016	2015
Securities Available for Sale
U.S. Government sponsored entity securities	$13,473	$10,544	$8,965
Agency mortgage-backed securities, residential	87,652	85,946	82,686
Total securities available for sale	$101,125	$96,490	$91,651
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$17,577	$18,661	$19,898
Agency mortgage-backed securities, residential	4	4	5
Total securities held to maturity	$17,581	$18,665	$19,903

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption "Table III - Securities," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders' equity of Ohio Valley.

III. LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2017	2016	2015	2014	2013

Residential real estate	$309,163	$286,022	$223,875	$223,628	$219,365
Commercial real estate	213,446	214,007	169,312	177,612	183,871
Commercial and industrial	107,089	100,589	81,936	83,998	60,803
Consumer	139,621	134,283	110,629	109,530	102,280
	$769,319	$734,901	$585,752	$594,768	$566,319

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table VI - Maturity and Repricing Data of Loans," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

C.	1.	Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,377,000, $1,235,000 and $1,126,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. The amount of interest income that was included in net income recorded on such loans was $920,000, $779,000 and $757,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption "Table V - Summary of Nonperforming, Past Due and Restructured Loans," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2017 and 2016, there were no loans that are not already included in "Table V - Summary of Nonperforming, Past Due and Restructured Loans" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders, for which management has some doubt as to the borrower's ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2017, 2016 or 2015.

4.
Loan Concentrations - As of December 31, 2017 and 2016, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within "Note A-Summary of Significant Accounting Policies" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2017, located in Ohio Valley's 2017 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2017 and 2016, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2017	2016	2015	2014	2013

Balance, beginning of year	$7,699	$6,648	$8,334	$6,155	$6,905
Loans charged off:
Residential real estate	745	384	828	487	819
Commercial real estate	1,067	63	1,971	235	2
Commercial and industrial	627	586	24	41	600
Consumer	1,642	2,170	1,428	1,216	1,279
Total loans charged off	4,081	3,203	4,251	1,979	2,700

Recoveries of loans:
Residential real estate	260	299	386	286	282
Commercial real estate	362	132	204	108	345
Commercial and industrial	86	16	234	392	65
Consumer	609	981	651	585	781
Total recoveries of loans	1,317	1,428	1,475	1,371	1,473

Net loan charge-offs	(2,764)	(1,775)	(2,776)	(608)	(1,227)
Provision charged to operations	2,564	2,826	1,090	2,787	477
Balance, end of year	$7,499	$7,699	$6,648	$8,334	$6,155
Ratio of net charge-offs to average loans outstanding	.37%	.28%	.47%	.10%	.22%
Ratio of allowance for loan losses to
non-performing assets	62.39%	67.43%	69.01%	74.76%	122.81%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions "Provision Expense" and "Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  "Table IV - Allocation of the Allowance for Loan Losses," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

V. DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption "Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income," within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2017, 2016, or 2015.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2017 and 2016:

December 31, 2017		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$14,450	$9,463	$32,998	$55,950

December 31, 2016		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$16,084	$8,163	$23,097	$45,245

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption "Table X - Key Ratios" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

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

Risks Related to Economic, Political and Market Conditions

Changes in economic and political conditions -- local, national and international -- could adversely affect our earnings, cash flows and capital, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

Our success depends, to a certain extent, upon economic and political conditions, local, national and even international, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our financial condition and results of operations.  The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the remainder of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States.  In June 2016, a vote held in the United Kingdom resulted in a determination that the United Kingdom should exit the European Union.  The details of the exit and how it will affect the United Kingdom and the economy of the United States are unknown.  Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

Risks Related to Our Business

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

We may acquire other financial institutions or parts of institutions in the future and may open new branches.  We also may consider and enter into new lines of business or offer new products or services.  Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions or new products or services;
•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;
•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;
•	the diversion of management's attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	entry into unfamiliar markets;
•	the possible failure of the introduction of new products and services into our existing business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect.  Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.  We may also lose customers as we close one or more branches as part of a plan to expand into other areas or become more productive from other branches.

Periodic regulatory reviews may affect our operations and financial condition.

We are subject to periodic reviews from state and federal regulators, which may impact our operations and our financial condition.  As part of the regulatory review, the loan portfolio and the allowance for loan losses are evaluated.  As a result, the incurred loss identified on loans or the assigned loan rating could change and may require us to increase our provision for loan losses or loan charge-offs.  In addition, any downgrade in loan ratings could impact our level of impaired loans or classified assets.  Any increase in our provision for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations. Findings of deficiencies in compliance with regulations could result in restrictions on our activities or even a loss in our financial holding company status.

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

Moreover, the Financial Accounting Standards Board has changed its requirements for establishing the allowance for loan losses.  The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of this accounting guidance on the Bank's allowance for loan losses.

The discontinuance of  tax refund services or a  reduction in  fees under a contract  pursuant to an  arrangement with a  single tax  refund  product  provider could have an adverse effect on our net income.

Through our relationship with a single tax refund product provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit ("ERC/ERD").  In return, the Bank charges a fee for the service.  For the 2017 tax season, the Company recorded ERC/ERD fee income of $1,692,000.

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
We may lose business due to declining use by consumers of banks to complete financial transactions or increased depositing of funds electronically with banks outside of our market area, which could negatively affect our net financial condition and results of operations.

Technology and other changes allow parties to complete financial transactions without banks.  For example, consumers can pay bills and transfer funds directly without banks.  Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically.  This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits, in addition to increasing our funding costs.

Failures of, or material breaches in security of, our systems or those of third-party service providers may have a material adverse effect on our business.

Our business requires that we collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our dependence upon automated systems to record and process the Bank's transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  Our inability to use these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  We could also be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  We are further exposed to the risk that third-party service providers may be unable to fulfill their contractual obligations or will be affected by the same risks as the Bank has.  These disruptions may interfere with service to the Bank's customers, cause additional regulatory scrutiny and result in a financial loss or liability.  We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

Employees could engage in fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information.  We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases.  Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts.  The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of our country's population than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts.  Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.  Such activity can result in financial liability and harm to our reputation.

Management cannot be certain that the security controls we have adopted will prevent unauthorized access to our computer systems or those of our third-party service providers, whom we require to maintain similar controls. A security breach of the computer systems and loss of confidential information, such as customer account numbers or personal information, could result in a loss of customers' confidence and, thus, loss of business.  In addition, unauthorized access to or use of sensitive data could subject us to litigation and liability and costs to prevent further such occurrences.
Further, we may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties.  Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations.
Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers.  We use several third-party vendors who have access to our assets via electronic media.  Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft.  As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

The failure of our common shares to be included in the Russell 3000 Index could result in the market for our common shares to become limited and volatile and the price at which you can sell your shares to decrease.

Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares.  Additionally, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly-traded stock may not reflect its true value.  A limited trading market for common shares may cause fluctuations in the market value of those common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

Although our common shares are quoted on The NASDAQ Global Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase our common shares at the volume, price or time desired.  On June 26, 2017, our common shares were added to the Russell 3000® Index.  The addition of our common shares to the Russell 3000® Index increased the volume of trading in our shares as well as the price at which our shares trade.   There can be no assurance that our common shares will remain in that index.  If our common shares are removed from the Russell 3000® Index, the volume of trading in our shares may decrease materially as well as the prices at which our shares trade.

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

Risks Related to the Legal and Regulatory Environment

New laws and increased regulatory oversight may significantly affect our business, financial condition and results of operations.

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC's Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders.  Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes.  Moreover, the current United States President and certain legislators have taken steps to make extensive changes to regulations affecting financial institutions.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution's allowance for loan losses.  Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or market area.

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

In addition to laws, regulations and actions directed at the operations of banks in general, the CFPB has adopted regulations directed at consumer lending in particular.

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

Changes in tax laws could adversely affect our financial condition and results of operations.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes.  Changes to our taxes could have a material adverse effect on our results of operations.  In addition, our customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by our customers, including changes in the deductibility of mortgage loan related expenses, may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products.  In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

On December 22, 2017, H.R.1, formally known as the "Tax Cuts and Jobs Act," was enacted into law.  This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety.  Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

In October 2017, the CFPB issued a final rule with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections to be required starting on August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan.  The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36 percent that are repaid directly from the borrower's account.  The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower's account after two consecutive payment attempts have failed, unless the lender obtains the consumer's new and specific authorization to make further withdrawals from the account.  The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower's account.

On January 16, 2018, the CFPB issued a press release stating that it "intends to engage in a rulemaking process so that the Bureau may reconsider the Payday Rule."

We are currently assessing the expected effect of this new rule on the Bank's and Loan Central's lending businesses and on the Company's financial condition and results of operations.  The costs of copmlying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 - PROPERTIES

Ohio Valley does not directly own or lease any real or personal property.

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns fourteen financial service centers located in Gallipolis (Gallia Co.), Jackson, Oak Hill and Wellston (Jackson Co.), Waverly (Pike Co.), New Holland (Pickaway Co.), and Mount Sterling (Madison Co.)  in Ohio; and Point Pleasant (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia.  The Bank leases five additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.) and Athens (Athens Co.) in Ohio.  The Bank also owns and operates thirty-six ATMs, including nineteen off-site ATMs.  Furthermore, the Bank owns three facilities and leases one facility in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), and a facility in Point Pleasant (Mason Co.), in West Virginia, which are all leased to third parties.

Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point (Lawrence Co.), Wheelersburg (Scioto Co.) and Chillicothe (Ross Co.), all in Ohio.  All of these facilities are leased by Loan Central, except for the Wheelersburg (Scioto Co.) facility.  Loan Central also owns a building in Jackson, Ohio (Jackson Co.) which will be used to conduct business beginning in 2018, and will replace their exisiting branch location that was being leased.  Loan Central leases a portion of its Wheelersburg (Scioto Co.) facility to a third party.

Management considers all of these properties to be satisfactory for the Company's current operations.  The Bank and Loan Centrals' leased facilities are all subject to commercially standard leasing arrangements.

Information concerning the value of the Company's owned and leased real property and a summary of future lease payments is contained in "Note E – Premises and Equipment" of the notes to the Company's consoldiated financial statements for the fiscal year ended December 31, 2017, located in Ohio Valley's 2017 Annual Report to Shareholders.

ITEM 3 – LEGAL PROCEEDINGS

Not applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED  STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Summary of Common Stock Data" and "Performance Graph" located in Ohio Valley's 2017 Annual Report to Shareholders and "Note P - Regulatory Matters" of the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2017 located in Ohio Valley's 2017 Annual Report to Shareholders.

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2017.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2017.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Selected Financial Data" located in Ohio Valley's 2017 Annual Report to Shareholders. Comparisons for presented periods were impacted by factors that included the acquisition of Milton Bank and the deferred tax asset expense adjustment. Information concerning the details of these factors are included in "Note B – Business Combinations" and "Note K – Income Taxes" of Ohio Valley's 2017 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

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

The information required under this Item 7A by Item 305 of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Interest Rate Sensitivity and Liquidity" and "Interest Rate Sensitivity -- Table VIII" found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" located in Ohio Valley's 2017 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley's consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley's 2017 Annual Report to Shareholders.  The supplementary data "Consolidated Quarterly Financial Information (unaudited)" and the "Report of Independent Registered Public Accounting Firm" located in Ohio Valley's 2017 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

Management's Report on Internal Control Over Financial Reporting

"Management's Report on Internal Control Over Financial Reporting" located in Ohio Valley's 2017 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The "Report of Independent Registered Public Accounting Firm" located in Ohio Valley's 2017 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley's definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 16, 2018 (the "2018 Proxy Statement"), under the captions "Proxy Item 1:  Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Compensation of Executive Officers and Directors" of the 2018 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Compensation of Executive Officers and Directors" and "Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee" of the 2018 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption "Ownership of Certain Beneficial Owners and Management" of the 2018 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions "Certain Relationships and Related Transactions" and "Proxy Item 1:  Election of Directors" of the 2018 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions "Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "Services Rendered by Independent Registered Public Accounting Firm" of the 2018 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2017 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:
Consolidated Statements of Condition as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index beginning on page 36 of this Form 10-K.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

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

10.15*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.15 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.16*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.16 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.17*
2016 Determination of Director's Fees Agreement for purposes of the Director Deferred Fee Agreements for Directors Thomas, Howe, Wiseman, Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.17 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.18*
2016 Determination of Director's Fees Agreement for purposes of the Director Deferred Fee Agreement for Director Smith:  Incorporated herein by reference to Exhibit 10.18 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.19*	2016 Determination of Director's Fees Agreement for purposes of the Director Retirement Agreement for Directors Thomas, Howe, Smith, and Wiseman: Filed herewith.

10.21*
2016 Determination of Director's Fees Agreement for purposes of the Director Retirement Agreement for Directors Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.21 to Ohio Valley's Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.22*	The Ohio Valley Bank Company Director Retirement Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company: Filed herewith.

10.22(a)*	Schedule A to Exhibit 10.22 identifying other Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

10.23*	The Ohio Valley Bank Company Director Retirement Agreement, dated December 20, 2017, between John G. Jones and The Ohio Valley Bank Company: Filed herewith.

10.24*	The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company: Filed herewith.

10.24(a)*	Schedule A to Exhibit 10.24 identifying other Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

13
Ohio Valley's Annual Report to Shareholders for the fiscal year ended December 31, 2017:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 16, 2018	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2018 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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