Form 10-Q
period 2018-03-31
OHIO VALLEY BANC CORP
filed 2018-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of common shares of the registrant outstanding as of May 10, 2018 was 4,719,783.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017

ASSETS
Cash and noninterest-bearing deposits with banks	$12,881	$12,664
Interest-bearing deposits with banks	131,281	61,909
Total cash and cash equivalents	144,162	74,573

Certificates of deposit in financial institutions	1,820	1,820
Securities available for sale	105,457	101,125
Securities held to maturity (estimated fair value: 2018 - $17,809; 2017 - $18,079)	17,353	17,581
Restricted investments in bank stocks	7,506	7,506

Total loans	768,065	769,319
Less: Allowance for loan losses	(7,996)	(7,499)
Net loans	760,069	761,820

Premises and equipment, net	13,475	13,281
Other real estate owned	1,343	1,574
Accrued interest receivable	2,552	2,503
Goodwill	7,371	7,371
Other intangible assets, net	478	514
Bank owned life insurance and annuity assets	28,851	28,675
Other assets	5,984	7,947
Total assets	$1,096,421	$1,026,290

LIABILITIES
Noninterest-bearing deposits	$314,413	$253,655
Interest-bearing deposits	605,095	603,069
Total deposits	919,508	856,724

Other borrowed funds	42,603	35,949
Subordinated debentures	8,500	8,500
Accrued liabilities	14,599	15,756
Total liabilities	985,210	916,929

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2018 - 5,379,522 shares issued; 2017 - 5,362,005 shares issued)	5,379	5,362
Additional paid-in capital	48,586	47,895
Retained earnings	75,073	72,694
Accumulated other comprehensive loss	(2,115)	(878)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	111,211	109,361
Total liabilities and shareholders' equity	$1,096,421	$1,026,290

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2018	2017

Interest and dividend income:
Loans, including fees	$11,249	$10,790
Securities
Taxable	566	488
Tax exempt	93	103
Dividends	109	92
Interest-bearing deposits with banks	685	260
Other Interest	7	5
	12,709	11,738
Interest expense:
Deposits	892	600
Other borrowed funds	235	216
Subordinated debentures	72	57
	1,199	873
Net interest income	11,510	10,865
Provision for loan losses	756	145
Net interest income after provision for loan losses	10,754	10,720

Noninterest income:
Service charges on deposit accounts	502	504
Trust fees	60	58
Income from bank owned life insurance and annuity assets	176	222
Mortgage banking income	64	55
Electronic refund check / deposit fees	1,228	1,376
Debit / credit card interchange income	861	780
Gain (loss) on other real estate owned	(13)	(50)
Other	198	168
	3,076	3,113
Noninterest expense:
Salaries and employee benefits	5,702	5,364
Occupancy	441	434
Furniture and equipment	254	260
Professional fees	508	453
Marketing expense	262	255
FDIC insurance	143	158
Data processing	714	535
Software	396	359
Foreclosed assets	55	192
Amortization of intangibles	36	41
Other	1,297	1,324
	9,808	9,375

Income before income taxes	4,022	4,458
Provision for income taxes	656	1,241

NET INCOME	$3,366	$3,217

Earnings per share	$.71	$.69

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2018	2017

Net Income	$3,366	$3,217

Other comprehensive income:
Change in unrealized loss on available for sale securities	(1,566)	694
Related tax expense	329	(236)
Total other comprehensive income, net of tax	(1,237)	458

Total comprehensive income	$2,129	$3,675

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017

Balance at beginning of period	$109,361	$104,528

Net income	3,366	3,217

Other comprehensive income, net of tax	(1,237)	458

Common stock issued through DRIP (2018 – 10,223 shares issued)	413	----

Common stock issued to ESOP (2018 – 7,294 shares issued; 2017 – 15,118 shares issued)	295	428

Cash dividends	(987)	(980)

Balance at end of period	$111,211	$107,651

Cash dividends per share	$.21	$.21

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2018	2017

Net cash provided by operating activities:	$5,668	$4,137

Investing activities:
Proceeds from maturities of securities available for sale	3,958	3,935
Purchases of securities available for sale	(9,921)	(10,010)
Proceeds from maturities of securities held to maturity	214	214
Purchases of securities held to maturity	----	(389)
Proceeds from maturities of certificates of deposit in financial institutions	----	245
Net change in loans	902	(4,951)
Proceeds from sale of other real estate owned	349	580
Purchases of premises and equipment	(473)	(959)
Proceeds from bank owned life insurance	----	224
Net cash used in investing activities	(4,971)	(11,111)

Financing activities:
Change in deposits	62,812	77,505
Proceeds from common stock through dividend reinvestment	413	----
Cash dividends	(987)	(980)
Proceeds from Federal Home Loan Bank borrowings	8,000	2,785
Repayment of Federal Home Loan Bank borrowings	(896)	(462)
Change in other long-term borrowings	(118)	(112)
Change in other short-term borrowings	(332)	(11)
Net cash provided by financing activities	68,892	78,725

Change in cash and cash equivalents	69,589	71,751
Cash and cash equivalents at beginning of period	74,573	40,166
Cash and cash equivalents at end of period	$144,162	$111,917

Supplemental disclosure:

Cash paid for interest	$1,061	$845
Cash paid for income taxes	----	511
Transfers from loans to other real estate owned	131	635
Other real estate owned sales financed by The Ohio Valley Bank Company	----	85

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2018, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2018.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2017 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2017 have been reclassified to conform to the presentation for 2018.  These reclassifications had no effect on the net income or shareholders' equity.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,711,608 and 4,672,316 for the three months ended March 31, 2018 and 2017, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ADOPTION OF NEW ACCOUNTING STANDARD UPDATES ("ASU"):  In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, which was then adopted by the Company as of January 1, 2018 and all subsequent amendments to the ASU (collectively, "ASC 606").  ASC 606 (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. The guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance.  Additional disclosures providing information about contracts with customers are required. Adoption did not have a material impact on the Company's results of operations or financial position. The Company adopted ASC 606 using the modified retrospective transition method.  As of December 31, 2017, the Company had no uncompleted customer contracts and as a result, no cumulative transition adjustment was posted to the Company's accumulated deficit during 2018.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". The update provided updated accounting and reporting requirements for both public and non-public entities effective for interim and annual periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The most significant provisions that impacted the Company were: 1) measurement of equity securities at fair value, with the changes in fair value recognized in the income statement; 2) elimination of the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization  of the  exit price notion  when  measuring  the fair value  of  financial  instruments for disclosure purposes; and 4) requirement of separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The Company adopted ASU No. 2016-01 effective January 1, 2018 and determined the impact to be not material to the Company's financial statements.  The amendments did change the method utilized to disclose the fair value of the loan portfolio to reflect an exit price notion as opposed to an entry price.  For additional information on fair value of assets and liabilities, see Note 2.

In August 2016, FASB issued an update (ASU 2016-15, "Statement of Cash Flows") (Topic 230), which addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update applied to all entities, including business entities and not-for-profit entities that were required to present a statement of cash flows, and were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 effective January 1, 2018, which had no impact to the consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".  The purpose of this Update is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted on December, 22, 2017.  The Update is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt this accounting guidance effective April 1, 2018.  This will result in the reclassification of $173 in stranded tax effects from accumulated other comprehensive income to retained earnings beginning with the June 30, 2018 Form 10-Q.

Revenue Recognition
ASU No. 2014-09, "Revenue from Contracts with Customers" ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, such as interest and dividends on loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of the Company's revenue streams that are within the scope of the amendments. The Company's services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.  All of the Company's revenue from contracts with customers within the scope of ASC 606 are presented in the Company's consolidated statements of income as components of non-interest income.  The list below describes the specific revenue stream under ASC 606, which corresponds directly to the line item within the statement of income it is being included:

• Service charges on deposit accounts – these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer, or overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.
• Trust fees - this includes periodic fees due from trust customers for managing the customers' financial assets. Fees are generally charged on a quarterly or annual basis and are recognized ratably throughout the period, as the services are provided on an ongoing basis.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

• Electronic refund check/deposit fees – A tax refund clearing agreement between the Bank and a tax refund product provider requires the Bank to process electronic refund checks and electronic refund deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds. The Bank, in turn, receives a fee paid by the third-party tax software provider for each transaction that is processed.  The amount of fees received are tiered based on the tax refund product selected.  Since the Bank acts as a sub servicer in the tax process relationship, a portion of the fee collected is passed on to the tax refund product provider.
• Debit/credit card interchange income – includes interchange income from cardholder transactions conducted with merchants, throughout various interchange networks with which the Company participates.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, as transaction processing services are provided to the deposit customer.  Gross fees from interchange are recorded in operating income separately from gross network costs, which are recorded in operating expense.
• Gain (loss) on other real estate owned – the Company records a gain or loss from the sale of other real estate owned ("OREO") when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". ASU 2016-13 requires entities to report "expected" credit losses on financial instruments and other commitments to extend credit rather than the current "incurred loss" model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual periods, beginning after December 15, 2018.  Management is currently in the developmental stages of implementing the ASU.  A steering committee has been established, models are being evaluated, and available historical information is being collected, in order to assess the expected credit losses.  However, the impact to the financial statements is still yet to be determined.

All of the Company's revenue from contracts with customers within the scope of ASC 606 listed above pertained to the banking segment, with no revenue impact recognized from the consumer finance segment during the periods presented.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$15,303	----
Agency mortgage-backed securities, residential	----	90,154	----

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$13,473	----
Agency mortgage-backed securities, residential	----	87,652	----

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at December 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned:
Commercial real estate:
Construction	----	----	$822

	Fair Value Measurements at December 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$216
Construction	----	----	756

Other real estate owned:
Commercial real estate:
Construction	----	----	822

At March 31, 2018, the Company had no recorded investment in impaired loans that were measured for impairment using the fair value of collateral for collateral-dependent loans. As a result, there was no impact to provision expense on such loans during the three months ended March 31, 2018, and no additional charge-offs recognized.  This is compared to a decrease of $221 in provision expense during the three months ended March 31, 2017, with $558 in additional charge-offs recognized.  At December 31, 2017, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $972, with no corresponding valuation allowance, resulting in no impact to provision expense and no charge-offs during the year ended December 31, 2017.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other real estate owned that was measured at fair value less costs to sell at March 31, 2018 and December 31, 2017 had a net carrying amount of $822, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,395. There were no corresponding write downs during the three months ended March 31, 2018 and 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Other real estate owned:
Commercial real estate:
Construction	$822	Sales approach	Adjustment to comparables	5% to 40%	18.1%

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$216	Sales approach	Adjustment to comparables	1.6% to 50%	26.7%
Construction	756	Sales approach	Adjustment to comparables	1.3% to 56%	32.9%

Other real estate owned:
Commercial real estate:
Construction	822	Sales approach	Adjustment to comparables	5% to 40%	18.1%

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at March 31, 2018 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$144,162	$144,162	$	----	$	----	$144,162
Certificates of deposit in financial institutions	1,820	----		1,820		----	1,820
Securities available for sale	105,457	----		105,457		----	105,457
Securities held to maturity	17,353	----		8,888		8,921	17,809
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	760,069	----		----		759,830	759,830
Accrued interest receivable	2,552	----		396		2,156	2,552

Financial liabilities:
Deposits	919,508	314,413		603,594		----	918,007
Other borrowed funds	42,603	----		40,618		----	40,618
Subordinated debentures	8,500	----		6,376		----	6,376
Accrued interest payable	930	3		927		----	930

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$74,573	$74,573	$	----	$	----	$74,573
Certificates of deposit in financial institutions	1,820	----		1,820		----	1,820
Securities available for sale	101,125	----		101,125		----	101,125
Securities held to maturity	17,581	----		9,020		9,059	18,079
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	761,820	----		----		760,746	760,746
Accrued interest receivable	2,503	----		268		2,235	2,503

Financial liabilities:
Deposits	856,724	253,655		602,268		----	855,923
Other borrowed funds	35,949	----		34,810		----	34,810
Subordinated debentures	8,500	----		6,678		----	6,678
Accrued interest payable	792	4		788		----	792

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

Loans: The estimated fair value of loans as of March 31, 2018 follows the guidance in ASU 2016-01, which prescribes an "exit price" approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an "entry price" approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for March 31, 2018 and December 31, 2017 are not directly comparable.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
U.S. Government sponsored entity securities	$15,531		$8	$(236)	$15,303
Agency mortgage-backed securities, residential	92,822		149	(2,817)	90,154
Total securities	$108,353		$157	$(3,053)	$105,457

December 31, 2017
U.S. Government sponsored entity securities	$13,622	$	----	$(149)	$13,473
Agency mortgage-backed securities, residential	88,833		300	(1,481)	87,652
Total securities	$102,455		$300	$(1,630)	$101,125

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2018
Obligations of states and political subdivisions	$17,350	$558	$(102)	$17,806
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$17,353	$558	$(102)	$17,809

December 31, 2017
Obligations of states and political subdivisions	$17,577	$533	$(35)	$18,075
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$17,581	$533	$(35)	$18,079

NOTE 3 – SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,600	$4,597	$1,206	$1,213
Due in over one to five years	10,931	10,706	6,748	6,955
Due in over five to ten years	----	----	7,137	7,456
Due after ten years	----	----	2,259	2,182
Agency mortgage-backed securities, residential	92,822	90,154	3	3
Total debt securities	$108,353	$105,457	$17,353	$17,809

The following table summarizes securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$3,882	$(126)	$9,434	$(110)	$13,316	$(236)
Agency mortgage-backed
securities, residential	50,766	(1,212)	30,110	(1,605)	80,876	(2,817)
Total available for sale	$54,648	$(1,338)	$39,544	$(1,715)	$94,192	$(3,053)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,792	$(7)	$1,437	$(95)	$3,229	$(102)
Total held to maturity	$1,792	$(7)	$1,437	$(95)	$3,229	$(102)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$6,910	$(97)	$6,563	$(52)	$13,473	$(149)
Agency mortgage-backed
securities, residential	37,421	(434)	31,763	(1,047)	69,184	(1,481)
Total available for sale	$44,331	$(531)	$38,326	$ (1,099)	$82,657	$(1,630)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$362	$(2)	$1,502	$(33)	$1,864	$(35)
Total held to maturity	$362	$(2)	$1,502	$(33)	$1,864	$(35)

There were no sales of investment securities during the three months ended March 31, 2018 and 2017. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of March 31, 2018, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2018 and December 31, 2017 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2018	2017
Residential real estate	$305,193	$309,163
Commercial real estate:
Owner-occupied	69,649	73,573
Nonowner-occupied	104,683	101,571
Construction	37,355	38,302
Commercial and industrial	113,564	107,089
Consumer:
Automobile	67,752	68,626
Home equity	21,598	21,431
Other	48,271	49,564
	768,065	769,319
Less: Allowance for loan losses	(7,996)	(7,499)

Loans, net	$760,069	$761,820

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

March 31, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,470	$2,978	$1,024	$2,027	$7,499
Provision for loan losses	594	(581)	316	427	756
Loans charged off	(60)	(1)	(4)	(522)	(587)
Recoveries	55	27	37	209	328
Total ending allowance balance	$2,059	$2,423	$1,373	$2,141	$7,996

March 31, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$939	$4,315	$907	$1,538	$7,699
Provision for loan losses	445	(1,087)	385	402	145
Loans charged-off	(73)	(559)	(4)	(321)	(957)
Recoveries	81	60	72	215	428
Total ending allowance balance	$1,392	$2,729	$1,360	$1,834	$7,315

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017:

March 31, 2018	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$92	$	----	$	----	$92
Collectively evaluated for impairment		2,059	2,331		1,373		2,141	7,904
Total ending allowance balance		$2,059	$2,423		$1,373		$2,141	$7,996

Loans:
Loans individually evaluated for impairment		$1,679	$6,356		$8,192	$	----	$16,227
Loans collectively evaluated for impairment		303,514	205,331		105,372		137,621	751,838
Total ending loans balance		$305,193	$211,687		$113,564		$137,621	$768,065

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2017	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$94	$	----	$	----	$94
Collectively evaluated for impairment		1,470	2,884		1,024		2,027	7,405
Total ending allowance balance		$1,470	$2,978		$1,024		$2,027	$7,499

Loans:
Loans individually evaluated for impairment		$1,420	$7,333		$9,154		$201	$18,108
Loans collectively evaluated for impairment		307,743	206,113		97,935		139,420	751,211
Total ending loans balance		$309,163	$213,446		$107,089		$139,621	$769,319

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$371	$371	$92
With no related allowance recorded:
Residential real estate	1,695	1,679	----
Commercial real estate:
Owner-occupied	2,478	2,478	----
Nonowner-occupied	4,966	3,507	----
Construction	348	----	----
Commercial and industrial	8,192	8,192	----
Total	$18,050	$16,227	$92

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$372	$372	$94
With no related allowance recorded:
Residential real estate	1,420	1,420	----
Commercial real estate:
Owner-occupied	3,427	3,427	----
Nonowner-occupied	4,989	3,534	----
Construction	352	----	----
Commercial and industrial	9,154	9,154	----
Consumer:			----
Home equity	203	201	----
Total	$19,917	$18,108	$94

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$371	$1	$1
With no related allowance recorded:
Residential real estate	1,550	20	20
Commercial real estate:
Owner-occupied	2,491	34	34
Nonowner-occupied	3,521	20	20
Construction	----	5	5
Commercial and industrial	8,673	124	124
Total	$16,606	$204	$204

	Three months ended March 31, 2017
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$382	$5	$5
Construction	345	----	----
Commercial and industrial	392	----	----
Consumer:
Home equity	211	2	2
With no related allowance recorded:
Residential real estate	918	12	12
Commercial real estate:
Owner-occupied	3,547	36	36
Nonowner-occupied	3,822	21	21
Construction	182	4	4
Commercial and industrial	8,292	100	100
Total	$18,091	$180	$180

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2018 and December 31, 2017, other real estate owned for residential real estate properties totaled $331 and $262, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $864 and $2,410 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$121	$7,794
Commercial real estate:
Owner-occupied	----	652
Nonowner-occupied	----	2,432
Construction	----	424
Commercial and industrial	31	396
Consumer:
Automobile	154	59
Home equity	----	260
Other	89	113
Total	$395	$12,130

December 31, 2017	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$131	$5,906
Commercial real estate:
Owner-occupied	----	476
Nonowner-occupied	----	2,454
Construction	----	444
Commercial and industrial	----	337
Consumer:
Automobile	127	86
Home equity	----	283
Other	76	126
Total	$334	$10,112

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,625	$987	$1,864	$8,476	$296,717	$305,193
Commercial real estate:
Owner-occupied	723	186	289	1,198	68,451	69,649
Nonowner-occupied	417	371	2,223	3,011	101,672	104,683
Construction	----	134	157	291	37,064	37,355
Commercial and industrial	181	83	214	478	113,086	113,564
Consumer:
Automobile	1,203	184	167	1,554	66,198	67,752
Home equity	325	328	27	680	20,918	21,598
Other	728	175	99	1,002	47,269	48,271
Total	$9,202	$2,448	$5,040	$16,690	$751,375	$768,065

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,383	$671	$1,673	$7,727	$301,436	$309,163
Commercial real estate:
Owner-occupied	194	161	160	515	73,058	73,573
Nonowner-occupied	140	----	2,238	2,378	99,193	101,571
Construction	----	----	169	169	38,133	38,302
Commercial and industrial	303	243	191	737	106,352	107,089
Consumer:
Automobile	1,257	346	151	1,754	66,872	68,626
Home equity	90	272	27	389	21,042	21,431
Other	865	218	76	1,159	48,405	49,564
Total	$8,232	$1,911	$4,685	$14,828	$754,491	$769,319

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$690	$	----	$690
Commercial real estate:
Owner-occupied
Interest only payments	997		----	997
Reduction of principal and interest payments	548		----	548
Maturity extension at lower stated rate than market rate	525		----	525
Credit extension at lower stated rate than market rate	408		----	408
Nonowner-occupied
Interest only payments	560		1,945	2,505
Rate reduction	371		----	371
Credit extension at lower stated rate than market rate	566		----	566
Commercial and industrial:
Interest only payments	8,192		----	8,192

Total TDR's	$12,857		$1,945	$14,802

December 31, 2017	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$697	$	----	$697
Commercial real estate:
Owner-occupied
Interest only payments	997		----	997
Reduction of principal and interest payments	554		----	554
Maturity extension at lower stated rate than market rate	1,466		----	1,466
Credit extension at lower stated rate than market rate	410		----	410
Nonowner-occupied
Interest only payments	560		1,961	2,521
Rate reduction	372		----	372
Credit extension at lower stated rate than market rate	570		----	570
Commercial and industrial:
Interest only payments	9,154		----	9,154
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	----		201	201

Total TDR's	$14,780		$2,162	$16,942

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

At March 31, 2018, the balance in TDR loans decreased $2,140, or 12.6%, from year-end 2017.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $92 at March 31, 2018, as compared to $94 in reserves at December 31, 2017.  At March 31, 2018, the Company had $1,808 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, as compared to $846 at December 31, 2017.

There were no TDR loan modifications that occurred during the three months ended March 31, 2018 and 2017.  Furthermore, the Company had no TDR's that, during the three months ended March 31, 2018 and 2017, experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2018	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$60,371	$908	$8,370	$69,649
Nonowner-occupied	98,628	1,952	4,103	104,683
Construction	37,049	134	172	37,355
Commercial and industrial	98,322	5,922	9,320	113,564
Total	$294,370	$8,916	$21,965	$325,251

December 31, 2017	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$64,993	$934	$7,646	$73,573
Nonowner-occupied	93,197	3,776	4,598	101,571
Construction	37,735	156	411	38,302
Commercial and industrial	91,097	6,058	9,934	107,089
Total	$287,022	$10,924	$22,589	$320,535

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2018 and December 31, 2017:

March 31, 2018	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$67,539	$21,338	$48,069	$297,278	$434,224
Nonperforming	213	260	202	7,915	8,590
Total	$67,752	$21,598	$48,271	$305,193	$442,814

December 31, 2017	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$68,413	$21,148	$49,362	$303,126	$442,049
Nonperforming	213	283	202	6,037	6,735
Total	$68,626	$21,431	$49,564	$309,163	$448,784

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.69% of total loans were unsecured at March 31, 2018, down from 4.86% at December 31, 2017.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2018, the contract amounts of these instruments totaled approximately $75,017, compared to $68,859 at December 31, 2017.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2018 and December 31, 2017 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At March 31, 2018, and December 31, 2017, FHLB Borrowings included $18 and $29 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2018	$35,718	$6,885	$42,603
December 31, 2017	$28,625	$7,324	$35,949

Pursuant to collateral agreements with the FHLB, advances were secured by $295,515 in qualifying mortgage loans, $76,898 in commercial loans and $5,365 in FHLB stock at March, 2018.  Fixed-rate FHLB advances of $35,700 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.34%.  There were no variable-rate FHLB borrowings at March 31, 2018.

At March 31, 2018, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at March 31, 2018.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $235,522 at March 31, 2018.  Of this maximum borrowing capacity, the Company had $145,822 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of August 1, 2026, and have fixed rates ranging from 1.50% to 4.09% through August 1, 2021 and a year-to-date weighted average cost of 2.87% at March 31, 2018, as compared to 2.77% at December 31, 2017.  Promissory notes payable by Ohio Valley to related parties totaled $360 at March 31, 2018, and December 31, 2017.  Promissory notes payable to other banks totaled $3,323 at March 31, 2018, as compared to $3,440 at December 31, 2017.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $54,000 at March 31, 2018 and $60,000 at December 31, 2017.

Scheduled principal payments as of March 31, 2018:

	FHLB Borrowings	Promissory Notes	Totals

2018	$2,651	$1,403	$4,054
2019	3,651	3,018	6,669
2020	3,380	519	3,899
2021	3,000	541	3,541
2022	2,841	564	3,405
Thereafter	20,195	840	21,035
	$35,718	$6,885	$42,603

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 88.27% and 87.7% of total consolidated revenues for the quarters end March 31, 2018 and 2017, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended March 31, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$10,089	$1,421	$11,510
Provision expense	600	156	756
Noninterest income	2,672	404	3,076
Noninterest expense	9,068	740	9,808
Tax expense	461	195	656
Net income	2,632	734	3,366
Assets	1,085,123	11,298	1,096,421

	Three Months Ended March 31, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$9,390	$1,475	$10,865
Provision expense	25	120	145
Noninterest income	2,779	334	3,113
Noninterest expense	8,582	793	9,375
Tax expense	937	304	1,241
Net income	2,626	591	3,217
Assets	1,025,871	10,861	1,036,732

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading "Item 1A. Risk Factors" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

Net income totaled $3,366 during the first quarter of 2018, compared to $3,217 during the first quarter of 2017.  Earnings per share for the first quarter of 2018 finished at $.71 per share, compared to $.69 per share during the first quarter of 2017.  Growth in earnings was impacted primarily by higher interest revenues from loans and interest-bearing deposits with banks, as well as a lower tax rate applied to operating income.  These benefits were partially offset by increases in provision expense and salaries and employee benefit costs.

While earnings increased, the annualized net income to average asset ratio, or return on assets ("ROA"), decreased to 1.20% at March 31, 2018, compared to 1.23% at March 31, 2017.  The Company's net income to average equity ratio, or return on equity ("ROE"), remained flat at 12.41% for both March 31, 2018 and March 31, 2017.

Net interest income for the three months ended March 31, 2018 showed positive growth over the same period in 2017, increasing 5.9%. The increase came primarily from interest revenues associated with year-to-date average earning asset growth of $83,527.  The growth in average earning assets came mostly from the seasonal liquidity provided from the processing of tax refunds, as well as loans.  The Company's average interest-bearing balances with the Federal Reserve clearing account during the first quarter of 2018 grew $45,948, or 34.8%, over the same period in 2017.  Approximately half of the increase was related to higher average balances associated with seasonal processing of tax refund items.  Furthermore, the Federal Reserve's action to increase short-term interest rates by 75 basis points from March 2017 to March 2018 contributed to interest revenue growth.  The Company's average loans during the first quarter of 2018 increased $12,843, or 1.7%, over the same period in 2017, led by growth within the commercial loan segment.

During the three months ended March 31, 2018, the Company's provision expense totaled $756, as compared to just $145 in provision expense during the three months ended March 31, 2017.  The limited provision expense during 2017's first quarter was largely the result of a $1,681 decrease in the specific allocations on one loan relationship offset by a $2,052 increase in general allocations directly related to certain economic risk factors. Provision expense during 2018 was largely the result of higher net charge-offs and general allocation increases related to economic risk and historical loan loss factors.

Total noninterest income during the three months ended March 31, 2018 decreased by $37, or 1.2%, as compared to the first quarter of 2017.  Noninterest income declined largely from lower tax processing fees through ERC/ERD transactions.  In addition to a reduced number of tax refunds being processed during the first quarter of 2018, the per item fees received by the Company were lower under the new contract with the third-party tax refund product provider. The Company also experienced a $46 decrease in fee income from bank owned life insurance and annuity assets, largely the result of net bank owned life insurance proceeds collected in the first quarter of 2017.  Partially offsetting the decreases in noninterest income were contributions from debit and credit card interchange and lower losses on other real estate owned ("OREO").  The Company experienced an increased volume of debit and credit card transactions during the first quarter of 2018 that helped grow interchange revenue by $81, as compared to the first quarter of 2017.  The Company also experienced a lower amount of write-downs to OREO assets during the first quarter of 2018 that contributed to a $37 increase in OREO income, as compared to the same period in 2017. Comparing 2018 to 2017, the change in the remaining noninterest income categories was minimal during the first quarter, increasing $39, or 5.0%.

Total noninterest expense increased $433, or 4.6%, for the first quarter of 2018, as compared to the same period in 2017.  The increase was impacted mostly by a $338 increase in salaries and employee benefit costs, coming largely from annual merit increases.  Further contributing to noninterest expense during the first quarter of 2018 were higher data processing and professional fees, which collectively increased $234 over the first quarter of 2017.  Contributing factors were higher debit and credit card transaction volume and an increase in legal and state assessment costs.  These increases were partially offset by a $137 decrease in foreclosed asset expense during the first quarter of 2018, as compared to the first quarter of 2017.  The remaining noninterest expense categories decreased $2, or 0.1%, during the three months ended March 31, 2018, as compared to the same period in 2017.

The Company's provision for income taxes decreased to $656 at March 31, 2018, as compared to $1,241 at March 31, 2017, which increased net income after taxes.  The decrease was related to the reduction of the federal income tax rate from 34% to 21% as part of the Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017.

At March 31, 2018, total assets were $1,096,421, compared to $1,026,290 at year-end 2017.  Asset growth was impacted mostly by interest-bearing deposits with banks, which increased $69,372 from year-end 2017, driven by higher balances maintained within the Company's Federal Reserve Bank clearing account resulting from seasonal tax refund processing activity.  Total investment securities also increased $4,104 from year-end 2017, due mostly to new purchases of mortgage-backed securities.  The Company's loan portfolio was relatively stable, finishing at $768,065 at March 31, 2018, compared to $769,319 at year-end 2017.  While the commercial lending segment experienced a 1.5% increase from year-end 2017, this was completely offset by a 1.4% decrease in consumer loans and a 1.3% decrease in residential real estate loans from year-end 2017.  The large level of excess funds within the Federal Reserve clearing account will continue to decrease during the second quarter of 2018 as part of the tax processing settlement process.

Total liabilities were $985,210 at March 31, 2018, up $68,281 from December 31, 2017. Noninterest-bearing deposits accounted for $60,758 of the increase and were the result of normal seasonal increases in tax refund processing activities.  The Company also experienced a $6,654 increase in other borrowed funds resulting from three new long-term advances with the Federal Home Loan Bank totaling $8 million that were used to fund specific earning asset purchases during the first quarter of 2018.

At March 31, 2018, total shareholders' equity was $111,211, up $1,850 since December 31, 2017.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2018 and December 31, 2017

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2018 compared to December 31, 2017.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2018, cash and cash equivalents were $144,162, an increase of $69,589 from $74,573 at December 31, 2017.  The increase in cash and cash equivalents came mostly from the Company's interest-bearing Federal Reserve Bank clearing account, impacted by excess funds associated with deposit liability growth from year-end 2017. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to maintain seasonal tax refund deposits, as well as to fund earning asset growth and maturities of retail certificates of deposit ("CD's").  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during each of June 2017, December 2017 and March 2018 caused the federal funds rate to finish at 1.75% at March 31, 2018.  The interest rate increases had a corresponding effect on the interest revenue growth experienced during the first three months of 2018 on Federal Reserve Bank clearing account balances. The 1.75% interest rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At March 31, 2018, the Company had $1,820 in certificates of deposit owned by the Captive, unchanged from year-end 2017.  The deposits on hand at March 31, 2018 consist of eight certificates with remaining maturity terms ranging from less than 12 months up to 34 months.

Securities

The balance of total securities increased $4,104, or 3.5%, compared to year-end 2017.  The Company's investment securities portfolio is made up mostly of U.S. Government agency ("Agency") mortgage-backed securities, which increased $2,501, or 2.9%, from year-end 2017 and represented 73.4% of total investments at March 31, 2018.  During the first three months of 2018, the Company invested $7,942 in new Agency mortgage-backed securities, while receiving principal repayments of $3,802.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  The Company also experienced a $1,830, or 13.6%, increase in U.S. Government sponsored entity securities, primarily from a new purchase during the first quarter of 2018.

Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $768,065 at March 31, 2018, representing a decrease of $1,254, or 0.2%, as compared to $769,319 at December 31, 2017.  Positive loan growth from the commercial and industrial portfolio was completely offset by balance decreases in the residential real estate, commercial real estate and consumer automobile loan portfolios.

The residential real estate loan segment comprises the largest portion of the Company's overall loan portfolio at 39.7% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first three months of 2018 decreased $3,970 or 1.3%, from year-end 2017.  This decrease was largely from the Bank's warehouse lending volume.  Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties.  The mortgage lender eventually sells the loans and repays the Bank.  From year-end 2017, warehouse lending balances decreased $3,534 to finish at $5,497 at March 31, 2018.  The real estate loan portfolio is also impacted by loan construction projects.  During the period when a borrower's one- to four-family residential home is being built, it is first classified as a construction loan.  At the completion of this construction phase, the loan is re-classified to a residential real estate loan.  At March 31, 2018, construction loans were down 2.5%, indicating a higher transition of loan balances from commercial real estate to residential real estate, which helped to partially offset the decline in warehouse lending volume.  Total loan production within the real estate portfolio consists of increasing short-term adjustable-rate mortgages partially offset by decreasing long-term fixed-rate mortgages. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which has contributed to higher balances of adjustable-rate mortgages from year-end 2017 that also helped to partially offset the effects of lower warehouse lending volume.

The commercial lending segment increased $4,716, or 1.5%, from year-end 2017, which came mostly from the commercial and industrial loan portfolio, which increased $6,475, or 6.0%, from year-end 2017.  The increase was mostly impacted by a $7,961 state and municipal loan origination from the West Virginia market area during the first quarter of 2018.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The commercial real estate loan segment comprises the largest portion of the Company's total commercial loan portfolio at March 31, 2018, representing 65.1%.  At March 31, 2018, commercial real estate loans totaled $211,687, which represented a decrease of $1,759, or 0.8%, from year-end 2017.  Larger payoffs caused owner-occupied loans to decrease $3,924, or 5.3%, from year-end 2017, while a higher number of one- to four-family residential homes completed their building phase, causing construction loans to decrease $947, or 2.5%, from year-end 2017.  Partially offsetting these decreases was an increase in nonowner-occupied loan originations, causing balances to grow by $3,112, or 3.1%, from year-end 2017.  This increase was largely from a $5,300 loan origination during the first quarter of 2018.  While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances at March 31, 2018 represented a decrease of $2,000, or 1.4%, from year-end 2017.  The decrease was largely due to the Company's automobile loan segment, which decreased by $874, or 1.3%, from year-end 2017.  Automobile loans represent the Company's largest consumer loan segment at 49.2% of total consumer loans.  Further decreases in consumer loans came from recreational and all-terrain vehicles, as well as other general purpose consumer loans.  The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $7,996 allowance for loan losses at March 31, 2018, which was an increase from the $7,499 allowance at year-end 2017. The allowance was impacted by an increase of $499 in general allocations from year-end 2017.  As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation need of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. The Company experienced a higher level of nonaccruing residential real estate loans during the first quarter of 2018, which caused the ratio of nonperforming loans to total loans to increase from 1.36% at December 31, 2017 to 1.63% at March 31, 2018.  This also contributed to an increase in the ratio of nonperforming assets to total assets, which finished at 1.27% at March 31, 2018, compared to 1.17% at December 31, 2017.  General risks in the portfolio were positively impacted by lower impaired loans at March 31, 2018, which decreased $1,881, or 10.4%, from year-end 2017, while criticized and classified loans from the commercial loan segment were collectively down $2,632, or 7.9%, from year-end 2017.

Partially offsetting the increase in general allocations was a decrease in the Company's specific allocations of the allowance for loan losses from $94 at year-end 2017 to $92 at March 31, 2018.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The specific allocations at March 31, 2018 and year-end 2017 were related to one commercial real estate loan relationship.

The Company's allowance for loan losses to total loans ratio finished at 1.04% at March 31, 2018 and 0.97% at year-end 2017.  Management believes that the allowance for loan losses at March 31, 2018 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change and make adjustments to the allowance for loan losses necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2018 increased $62,784, or 7.3%, from year-end 2017.  This deposit growth came primarily from noninterest-bearing deposit balances. During the first quarter of 2018, the Company experienced a significant increase in its business checking account balances, which increased $57,541, or 40.6%, from year-end 2017. This increase was largely the result of ERC/ERD tax refund items processed during the first quarter of 2018. The Company facilitates a significant volume of tax items within several business checking accounts during this seasonal period, which resulted in over $86 million of retained funds.  As a result of the tax processing activity being seasonal, the elevated first quarter balances within the Company's business checking accounts should decrease during the remainder of 2018.  Partially offsetting this growth in deposits were lower business checking account balances, decreasing over $21 million from year-end 2017.  This decrease came primarily from one commercial depositor relationship.
Also contributing to growth in deposits was the Company's interest-bearing time deposits, which increased $5,698, or 2.8%, from year-end 2017. This increase was largely driven by the Company's use of wholesale funding, which saw its brokered CD's increase by $4,000, or 11.6%, from year-end 2017.  Retail time deposits also increased $1,843, or 1.1% from year-end 2017, largely from a short-term promotional CD offering by the Bank during the fourth quarter of 2017 that carried a competitive rate to attract additional retail funding. Based on the minimal spread between a short-term CD rate and a statement savings rate, many customers choose to invest balances into a more liquid product, perhaps hoping for rising rates in the near future. This change in retail time deposits from year-end 2017 fits within management's strategy of focusing on more "core" deposit balances, while utilizing wholesale deposit sources as needed.
Interest-bearing deposit growth was further impacted by interest-bearing NOW account balances, which increased $6,667, or 4.2%, during the first three months of 2018 as compared to year-end 2017. This increase was largely driven by growth in municipal NOW products due to seasonality of tax collections received, which typically decrease in the second quarter.    Growth in interest-bearing deposits was further impacted by a $4,910, or 4.6%, increase in statement savings account balances from year-end 2017.
Partially offsetting interest-bearing deposit growth were lower money market account balances, decreasing $15,249, or 11.4%, from year-end 2017, largely from the Company's brokered money market funding source. With loan balances flattening out during the first quarter of 2018 and excess funds increasing from seasonal tax deposit clearing activity, deposit balances from the Company's brokered money market account were reduced.  The Company will continue to utilize wholesale deposits to help satisfy earning asset growth when necessary, as it considers wholesale deposits to still be a cost-effective funding source for earning assets.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2018, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $42,603 at March 31, 2018, an increase of $6,654, or 18.5%, from year-end 2017. The increase was related to management's decision to fund specific fixed-rate loans with like-term FHLB advances during the first quarter of 2018. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders' Equity
The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At March 31, 2018, the Bank's capital exceeded the minimum requirements to be deemed "well capitalized" under applicable prompt corrective action regulations. Total shareholders' equity at March 31, 2018 of $111,211 increased $1,850, or 1.7%, as compared to $109,361 at December 31, 2017. Capital growth during 2018 came primarily from year-to-date net income of $3,366.  In addition, accumulated other comprehensive income decreased $1,237 from year-end 2017, as increasing interest rates at the end of the first quarter caused a reduction in the fair value of the Company's investment portfolio. The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized loss in the portfolio was further affected. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.
Comparison of Results of Operations
For the Three Months Ended
March 31, 2018 and 2017

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2018 compared to the same period in 2017. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the first quarter of 2018, net interest income increased $645, or 5.9%, as compared to the first quarter of 2017. The improvement came primarily from an average balance growth in loans and interest-bearing deposits with banks, as well as short-term rate increases from a year ago.

Total interest and fee income recognized on the Company's earning assets increased $971, or 8.3%, during the first quarter of 2018, as compared to the same period in 2017.  The growth was led by interest and fees on loans, which increased $459, or 4.3%, over 2017.  Average loans for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2018 grew by 1.7%, or $12,843, led by commercial loans. Throughout most of 2017, the Company experienced a growing trend of loan origination improvement that has had a positive impact to loan earnings in 2018.  The West Virginia market areas have been successful in generating over $14 million in loans from a year ago at March 31, 2017.  The Athens, Ohio loan production office has also been successful in generating over $12 million in average commercial and residential real estate loans from a year ago at March 31, 2017.  Average loan growth from a year ago was also impacted by growth within the automobile segment, as well as the commercial and industrial loan segment, impacted by loan participations and loans to states and political subdivisions. Although average loans were higher for the quarter ended March 31, 2018 than for the same quarter of last year, loan balances at March 31, 2018 declined from year-end 2017 as a result of slower loan demand and larger payoffs on certain commercial loans during the most recent quarter.

During the three months ended March 31, 2018, interest income from interest-bearing deposits with banks increased $425, or 163.5%, as compared to the same period in 2017.  The increase was primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve Bank clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  For the quarter ended March 31, 2018, this account had $177,972 in average balances, as compared to $132,024 during the same period in 2017, which contributed to higher interest income.  Furthermore, this interest-bearing account carried an interest rate of 1.0% at March 31, 2017.  In June 2017, the Federal Reserve increased short-term rates by 25 basis points, and then again in both December 2017 and March 2018 by another 25 basis points each.  These short-term rate adjustments have increased the Federal Reserve clearing account's interest rate from 1.0% a year ago to 1.75%.  The timing of the December 2017 and March 2018 rate adjustments benefited the Company, as it entered into the first quarter of 2018 experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that was maintained within the Federal Reserve clearing account.  Since the first quarter of 2018, these excess funds have been decreasing as a result of exiting the tax season.

Total interest expense incurred on the Company's interest-bearing liabilities during the first quarter of 2018 increased $326, or 37.3%, as compared to the same period in 2017.  The increase was primarily from interest expense on deposits, particularly time deposits.  With loan demand up and average loan balances growing successfully during most of 2017, the Company utilized more CD balances as a funding source to help keep pace with earning assets.  The Company was successful in marketing a short-term CD special during the fourth quarter of 2017 that helped generate additional retail funds.  The Company also utilized more brokered CD deposits as an additional funding source during 2017.  As a result, average time deposits through March 31, 2018 have grown over $20 million when compared to average time deposits at March 31, 2017.  The Company's use of higher-costing time deposits caused the Company's total weighted average costs on interest-bearing deposits to increase by 11 basis points from 0.43% at March 31, 2017 to 0.60% at March 31, 2018. The higher average cost associated with time deposits, combined with higher average balances in 2018, contributed to over 70% of the interest expense increase in 2018.

The Company's net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2018, the Company's net interest margin results decreased from the prior year, finishing at 4.38% during the first quarter of 2018, as compared to 4.52% during the first quarter of 2017.  The decrease was related to the higher balances maintained at the Federal Reserve, which diluted the net interest margin due to the yield on those balances being less than other earning assets, such as loans and securities. The Company's primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
During the first quarter of 2018, the Company's provision expense totaled $756, which is an increase over the $145 in provision expense during the first quarter of 2017.  Provision expense during 2018 was primarily impacted by net charge-offs and general reserve factors associated with economic risk and loan loss history.  Net charge-offs during the first quarter of 2018 totaled $259, mostly from the consumer loan segment, that required corresponding charges to provision expense.  General allocations of the allowance during the first quarter of 2018 increased $499, which also required corresponding charges to provision expense. General reserve increases were impacted by higher economic risk and historical loan loss factors.  Specific allocations were relatively stable when compared to year-end 2017 and had minimal impact to provision expense during the first quarter of 2018.

Lower provision expense during the first quarter of 2017 was impacted by a $1,681 decrease in specific reserves related to one commercial real estate loan relationship that had been established in the prior year.  When re-evaluating the collateral values and cash flows at March 31, 2017, it was determined this commercial real estate loan relationship was no longer impaired and no longer collateral dependent due to the borrower's financial performance improvement, resulting in the removal of that borrower's specific allocation of $1,681. Also contributing to lower provision expense in 2017 were net charge-offs on loans without specific reserves, which decreased $209 during the first quarter of 2017. These factors contributing to lower provision expense were completely offset by increases in general allocations from year-end 2016 related to certain economic risk factors. During the first quarter of 2017, management further evaluated the risks associated with loan loss history and loan underwriting that resulted in additional risk factors being added to the March 31, 2017 allowance for loan loss determination.  As a result, general reserves increased $2,052 during the first quarter of 2017 that required a corresponding charge to provision expense.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2018 decreased $37, or 1.2%, when compared to the three months ended March 31, 2017.  The decrease in quarterly noninterest revenue was largely affected by the Company's seasonal ERC/ERD fees, which decreased $148, or 10.8%, from the prior year. Under its agreement with a third-party tax refund product provider, the per-item fee associated with each refund facilitated by the Bank decreased in 2018. Furthermore, the Company experienced a decrease in the number of ERC/ERD transactions that were facilitated. As a result of ERC/ERD fee activity being mostly seasonal, the majority of income will be recorded during the first half of 2018, with only minimal income expected during the second half of 2018.

Further impacting noninterest income was lower earnings from the Company's tax-free bank owned life insurance ("BOLI") investments. BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans. In March of 2017, the Company recorded $31 in insurance proceeds, which contributed to a quarterly decrease of $46, or 20.7%, in BOLI and annuity asset income during the first quarter of 2018 when compared to the same period in 2017.

Partially offsetting these decreasing factors were increases in debit and credit card interchange income and lower OREO losses.  The Company continues to benefit from the growing transaction volume associated with its debit and credit card products.  Card transactions came mostly from restaurant, gasoline and retail store purchases.  The Company has also been successful in promoting the use of both debit and credit cards by offering incentives that permit their users to redeem accumulated points for merchandise, as well as cash incentives paid. As a result, debit and credit card interchange income increased $81, or 10.4%, during the first quarter of 2018. Further impacting growth in noninterest income were lower losses incurred on OREO properties. This reduction was largely due to a fair value write-down of $42 recorded on one commercial property that contributed to the $50 in total OREO losses recorded during the first quarter of 2017.  OREO losses during the first quarter of 2018 finished at just $13, which benefited the Company's noninterest income in 2018.

The Company's remaining noninterest income categories increased by $39, or 5.0%, during the first quarter of 2018, when compared to the same periods in 2017. The quarterly increase was primarily due to mortgage banking income and other miscellaneous items.

Noninterest Expense
Noninterest expense during the first quarter of 2018 increased $433, or 4.6%, as compared to the same period in 2017.  Salary and employee benefit cost was the key factor, increasing $338, or 6.3%, over 2017.  Higher employee compensation costs continue to be impacted by annual merit increases. The Company's full-time equivalent employee base was 305 employees at March 31, 2018, compared to 294 employees at March 31, 2017.

The Company also experienced increases in data processing expense, which increased $179, or 33.5%, during the first quarter of 2018, as compared to the same period in 2017.  The Company's total data processing expense is largely impacted by the transaction volume associated with debit and credit cards.  However, the increase from 2017 to 2018 came mostly from costs associated with improving operating system efficiencies that could potentially lead to higher noninterest revenue opportunities.  The expense is subject to the actual results of noninterest revenue improvement and will be monitored during the remainder of 2018.

Overhead expense was further impacted by increases of $55, or 12.1%, in professional fees during the first quarter of 2018, as compared to the same period in 2017.  This increase was impacted by legal expense associated with the recovery efforts on loan deficiency balances.  Also within this line item were higher examination fees, which were impacted by the reinstatement of annual assessments on Ohio-chartered banks during the fourth quarter of 2017.  Due to the timing of reinstatement, the annual assessment by the Ohio Division of Financial Institutions will cover all of 2018, as compared to just the second half of 2017.

Partially offsetting overhead expenses were lower expenses on foreclosed assets, which decreased $137, or 71.4%, during the three months ended March 31, 2018, as compared to the same period in 2017.  Foreclosure expense during 2018 and 2017 included the costs of maintaining various commercial real estate properties, which consist of taxes, management fees and general maintenance.

Efficiency

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the quarterly period ending March 31, 2018, the Company was successful in generating more net interest income primarily due to higher average earning assets. However, a decline in noninterest revenues combined with a 4.6% increase in overhead completely offset the effects of a 5.9% improvement in net interest income.  As a result, the Company's efficiency number remained relatively stable, finishing at 66.8% during the quarter ended March 31, 2018, compared to 66.2% during the same period in 2017.

Provision for income taxes
The Company recorded an income tax provision of $656 during the first quarter of 2018 and had an effective tax rate in the quarter of 16.3% on pre-tax income of $4,022. During the first quarter of 2017, the Company recorded an income tax provision of $1,241 and had an effective tax rate of 27.8% on pre-tax income of $4,458. The decline in the effective tax rate to 16.3% in the first quarter of 2018 from the effective tax rate of 27.8% in the first quarter of 2017 reflects the changes made by the TCJA, which was enacted on December 22, 2017.  The TCJA provided for a reduction in the corporate federal income tax rate from 34% to 21% effective January 1, 2018, as well as the introduction of business-related exclusions, deductions and credits.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity tier 1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began to phase in on January 1, 2016 at 0.625%, and as of January 1, 2018, was 1.875%.  The buffer will be phased in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019.  Further, Basel III rules increased the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank's ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.
Prompt corrective action regulations applicable to insured depository institutions provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2018 and year-end 2017, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.  The Company's capital also met the requirements for the Company to be deemed well capitalized, as required for the Company to maintain its financial holding company status.

The following table summarizes the capital ratios (excluding the capital conservation buffer) of the Company and Bank:

	3/31/18	12/31/17	Minimum Regulatory Capital Ratio	Minimum To Be Well Capitalized (1)

Total risk-based capital ratio
Company	17.0%	16.6%	8.0%	10.0%
Bank	15.6%	15.3%	8.0%	10.0%

Common equity tier 1 risk-based capital ratio
Company	14.7%	14.3%	4.5%	N/A
Bank	14.6%	14.3%	4.5%	6.5%

Tier 1 risk-based capital ratio
Company	15.9%	15.5%	6.0%	6.0%
Bank	14.6%	14.3%	6.0%	8.0%

Leverage ratio
Company	10.1%	11.0%	4.0%	N/A
Bank	9.2%	10.1%	4.0%	5.0%

(1) For the Company, these amounts are required to engage in activities permissible only for a bank holding company that meets the financial holding company requirements. For the Bank, these are the amounts required for the Bank to be deemed well capitalized under the prompt corrective action regulations.

Cash dividends paid by the Company were $987 during the first three months of 2018.  The year-to-date dividends paid totaled $0.21 per share for 2018.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $250,825, represented 22.9% of total assets at March 31, 2018. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2018, the Bank could borrow an additional $145,822 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2018, this line had total availability of $53,552. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies
The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company's 2017 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses and business combinations to be critical accounting policies.

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

The Company's Asset/Liability Committee monitors and manages IRR within Board approved policy limits.  The Company's current IRR policy limits anticipated changes in net interest income to an instantaneous increase or decrease in market interest rates over a 12 month horizon to +/- 5% for a 100 basis point rate shock, +/- 7.5% for a 200 basis point rate shock and +/- 10% for a 300 basis point rate shock.  Based on the level of interest rates, management did not test interest rates down 200 or 300 basis points.

The following table presents the Company's estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	March 31, 2018 Percentage Change in Net Interest Income	December 31, 2017 Percentage Change in Net Interest Income
+300	6.69%	2.60%
+200	4.59%	1.92%
+100	2.37%	1.06%
-100	(3.49%)	(2.06%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At March 31, 2018, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  Contributing to the change in interest rate risk profile from December 31, 2017, was the significant increase in liquidity due to tax refund processing.  The additional liquidity is maintained in an interest-bearing account at the Federal Reserve and the interest rate is highly correlated to any rate change implemented by the Federal Reserve as part of its monetary policy.  Since the deposit balance associated with tax refund processing is seasonal, management expects a portion of the balance maintained at the Federal Reserve to decline in subsequent quarters, which may reduce our asset sensitive position.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor, specifically non-maturity type deposits, such as savings, money market and NOW accounts.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors disclosed in Part I, Item 1.A. "Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.  These risk factors could materially affect the Company's business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2018, Ohio Valley sold 7,294 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $295. No underwriters were involved, and no underwriting discount or commissions were paid. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2018.

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

OHIO VALLEY BANC CORP.

Date:	May 10, 2018	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 10, 2018	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer