Form 10-Q
period 2018-06-30
OHIO VALLEY BANC CORP
filed 2018-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of common shares of the registrant outstanding as of August 9, 2018 was 4,727,380.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017

ASSETS
Cash and noninterest-bearing deposits with banks	$11,652	$12,664
Interest-bearing deposits with banks	51,539	61,909
Total cash and cash equivalents	63,191	74,573

Certificates of deposit in financial institutions	1,820	1,820
Securities available for sale	100,165	101,125
Securities held to maturity (estimated fair value: 2018 - $17,752; 2017 - $18,079)	17,313	17,581
Restricted investments in bank stocks	7,506	7,506

Total loans	781,980	769,319
Less: Allowance for loan losses	(7,639)	(7,499)
Net loans	774,341	761,820

Premises and equipment, net	13,694	13,281
Other real estate owned, net	1,328	1,574
Accrued interest receivable	2,548	2,503
Goodwill	7,371	7,371
Other intangible assets, net	442	514
Bank owned life insurance and annuity assets	29,024	28,675
Other assets	6,621	7,947
Total assets	$1,025,364	$1,026,290

LIABILITIES
Noninterest-bearing deposits	$243,090	$253,655
Interest-bearing deposits	603,245	603,069
Total deposits	846,335	856,724

Other borrowed funds	41,443	35,949
Subordinated debentures	8,500	8,500
Accrued liabilities	15,858	15,756
Total liabilities	912,136	916,929

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2018 - 5,387,119 shares issued; 2017 - 5,362,005 shares issued)	5,387	5,362
Additional paid-in capital	48,933	47,895
Retained earnings	77,230	72,694
Accumulated other comprehensive loss	(2,610)	(878)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	113,228	109,361
Total liabilities and shareholders' equity	$1,025,364	$1,026,290

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Interest and dividend income:
Loans, including fees	$10,767	$10,131	$22,016	$20,921
Securities
Taxable	590	536	1,156	1,024
Tax exempt	94	105	187	208
Dividends	107	94	216	186
Interest-bearing deposits with banks	371	117	1,056	377
Other Interest	9	6	16	11
	11,938	10,989	24,647	22,727

Interest expense:
Deposits	961	628	1,853	1,228
Other borrowed funds	255	229	490	445
Subordinated debentures	82	61	154	118
	1,298	918	2,497	1,791
Net interest income	10,640	10,071	22,150	20,936
Provision for loan losses	(23)	175	733	320
Net interest income after provision for loan losses	10,663	9,896	21,417	20,616

Noninterest income:
Service charges on deposit accounts	515	530	1,017	1,034
Trust fees	68	55	128	113
Income from bank owned life insurance and annuity assets	173	182	349	404
Mortgage banking income	68	50	132	105
Electronic refund check / deposit fees	305	291	1,533	1,667
Debit / credit card interchange income	932	863	1,793	1,643
Gain (loss) on other real estate owned	170	(21)	157	(71)
Other	307	162	505	330
	2,538	2,112	5,614	5,225
Noninterest expense:
Salaries and employee benefits	5,541	5,145	11,243	10,509
Occupancy	426	448	867	882
Furniture and equipment	258	258	512	518
Professional fees	515	451	1,023	904
Marketing expense	262	257	524	512
FDIC insurance	115	109	258	267
Data processing	707	553	1,421	1,088
Software	366	378	762	737
Foreclosed assets	55	75	110	267
Amortization of intangibles	36	41	72	82
Other	1,393	2,161	2,690	3,485
	9,674	9,876	19,482	19,251

Income before income taxes	3,527	2,132	7,549	6,590
Provision for income taxes	551	391	1,207	1,632

NET INCOME	$2,976	$1,741	$6,342	$4,958

Earnings per share	$.63	$.37	$1.34	$1.06

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net Income	$2,976	$1,741	$6,342	$4,958

Other comprehensive income:
Change in unrealized loss on available for sale securities	(408)	771	(1,974)	1,465
Related tax expense	86	(262)	415	(498)
Total other comprehensive income, net of tax	(322)	509	(1,559)	967

Total comprehensive income	$2,654	$2,250	$4,783	$5,925

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Balance at beginning of period	$111,211	$107,651	$109,361	$104,528

Net income	2,976	1,741	6,342	4,958

Other comprehensive income, net of tax	(322)	509	(1,559)	967

Common stock issued through DRIP (2018 – 17,820 shares issued; 2017 – 2,224 shares issued)	355	69	768	69

Common stock issued to ESOP (2018 – 7,294 shares issued; 2017 – 15,118 shares issued)	----	----	295	428

Cash dividends	(992)	(983)	(1,979)	(1,963)

Balance at end of period	$113,228	$108,987	$113,228	$108,987

Cash dividends per share	$.21	$.21	$.42	$.42

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2018	2017

Net cash provided by operating activities:	$9,333	$4,978

Investing activities:
Proceeds from maturities of securities available for sale	12,744	12,170
Purchases of securities available for sale	(13,879)	(17,082)
Proceeds from maturities of securities held to maturity	241	422
Purchases of securities held to maturity	----	(389)
Proceeds from maturities of certificates of deposit in financial institutions	----	245
Purchases of certificates of deposit in financial institutions	----	(395)
Net change in loans	(13,412)	(24,076)
Proceeds from sale of other real estate owned	620	773
Purchases of premises and equipment	(975)	(997)
Proceeds from bank owned life insurance	----	224
Net cash used in investing activities	(14,661)	(29,105)

Financing activities:
Change in deposits	(10,337)	17,840
Proceeds from common stock through dividend reinvestment	768	----
Cash dividends	(1,979)	(1.963)
Proceeds from Federal Home Loan Bank borrowings	8,000	4,785
Repayment of Federal Home Loan Bank borrowings	(1,691)	(962)
Change in other long-term borrowings	(737)	(228)
Change in other short-term borrowings	(78)	(25)
Net cash provided by financing activities	(6,054)	19,447

Change in cash and cash equivalents	(11,382)	(4,680)
Cash and cash equivalents at beginning of period	74,573	40,166
Cash and cash equivalents at end of period	$63,191	$35,486

Supplemental disclosure:

Cash paid for interest	$2,272	$1,698
Cash paid for income taxes	1,550	2,236
Transfers from loans to other real estate owned	218	1,236
Other real estate owned sales financed by The Ohio Valley Bank Company	----	85

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2018, and its results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2018.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2017 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,724,124 and 4,681,763 for the three months ended June 30, 2018 and 2017, respectively.  The weighted average common shares outstanding were 4,717,901 and 4,677,066 for the six months ended June 30, 2018 and 2017, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".  The purpose of this Update is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted on December, 22, 2017.  The Update is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt this accounting guidance effective April 1, 2018.  This resulted in the reclassification of $173 in stranded tax effects from accumulated other comprehensive income to retained earnings within this June 30, 2018 Form 10-Q.

Revenue Recognition
ASU No. 2014-09, "Revenue from Contracts with Customers" ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, such as interest and dividends on loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of the Company's revenue streams that are within the scope of the amendments. The Company's services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer. All of the Company's revenue from contracts with customers within the scope of ASC 606 are presented in the Company's consolidated statements of income as components of non-interest income.  The list below describes the specific revenue stream under ASC 606, which corresponds directly to the line item within the statement of income in which it is being included:

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swap Agreements:  The fair value of interest rate swap agreements is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$14,588	----
Agency mortgage-backed securities, residential	----	85,577	----
Interest rate swap derivatives	----	74	----
Interest rate swap derivatives	----	(74)	----

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$13,473	----
Agency mortgage-backed securities, residential	----	87,652	----
Interest rate swap derivatives	----	59	----
Interest rate swap derivatives	----	(59)	----

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2018, Using
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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At June 30, 2018, the Company had no recorded investment in impaired loans that were measured for impairment using the fair value of collateral for collateral-dependent loans. As a result, there was no impact to provision expense on such loans during the three and six months ended June 30, 2018, and no additional charge-offs recognized.  This is compared to no change to provision expense during the three months ended June 30, 2017, and a decrease of $221 in provision expense during the six months ended June 30, 2017, with $1,011 in additional charge-offs recognized.  At December 31, 2017, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $972, with no corresponding valuation allowance, resulting in no impact to provision expense and no charge-offs during the year ended December 31, 2017.

Other real estate owned that was measured at fair value less costs to sell at June 30, 2018 and December 31, 2017 had a net carrying amount of $822, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,395. There were no corresponding write downs during the three and six months ended June 30, 2018 and 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Other real estate owned:
Commercial real estate:
Construction	$822	Sales approach	Adjustment to comparables	5% to 40%	18.1%

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$216	Sales approach	Adjustment to comparables	1.6% to 50%	26.7%
Construction	756	Sales approach	Adjustment to comparables	1.3% to 56%	32.9%

Other real estate owned:
Commercial real estate:
Construction	822	Sales approach	Adjustment to comparables	5% to 40%	18.1%

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at June 30, 2018 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$63,191	$63,191	$	----	$	----	$63,191
Certificates of deposit in financial institutions	1,820	----		1,820		----	1,820
Securities available for sale	100,165	----		100,165		----	100,165
Securities held to maturity	17,313	----		8,848		8,904	17,752
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	774,341	----		----		771,669	771,669
Accrued interest receivable	2,548	----		313		2,235	2,548

Financial liabilities:
Deposits	846,335	243,090		601,855		----	844,945
Other borrowed funds	41,443	----		39,264		----	39,264
Subordinated debentures	8,500	----		6,602		----	6,602
Accrued interest payable	1,017	3		1,014		----	1,017

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$74,573	$74,573	$	----	$	----	$74,573
Certificates of deposit in financial institutions	1,820	----		1,820		----	1,820
Securities available for sale	101,125	----		101,125		----	101,125
Securities held to maturity	17,581	----		9,020		9,059	18,079
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	761,820	----		----		760,746	760,746
Accrued interest receivable	2,503	----		268		2,235	2,503

Financial liabilities:
Deposits	856,724	253,655		602,268		----	855,923
Other borrowed funds	35,949	----		34,810		----	34,810
Subordinated debentures	8,500	----		6,678		----	6,678
Accrued interest payable	792	4		788		----	792

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

Loans: The estimated fair value of loans as of June 30, 2018 follows the guidance in ASU 2016-01, which prescribes an "exit price" approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an "entry price" approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for June 30, 2018 and December 31, 2017 are not directly comparable.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
U.S. Government sponsored entity securities	$14,888		$6	$(306)	$14,588
Agency mortgage-backed securities, residential	88,581		100	(3,104)	85,577
Total securities	$103,469		$106	$(3,410)	$100,165

December 31, 2017
U.S. Government sponsored entity securities	$13,622	$	----	$(149)	$13,473
Agency mortgage-backed securities, residential	88,833		300	(1,481)	87,652
Total securities	$102,455		$300	$(1,630)	$101,125

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2018
Obligations of states and political subdivisions	$17,310	$534	$(95)	$17,749
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$17,313	$534	$(95)	$17,752

December 31, 2017
Obligations of states and political subdivisions	$17,577	$533	$(35)	$18,075
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$17,581	$533	$(35)	$18,079

NOTE 3 – SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value

Due in one year or less	$	----	$	----	$2,128	$2,148
Due in over one to five years		14,888		14,588	5,814	5,994
Due in over five to ten years		----		----	7,109	7,419
Due after ten years		----		----	2,259	2,188
Agency mortgage-backed securities, residential		88,581		85,577	3	3
Total debt securities		$103,469		$100,165	$17,313	$17,752

The following table summarizes securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$5,843	$(145)	$4,779	$(161)	$10,622	$(306)
Agency mortgage-backed
securities, residential	48,776	(1,399)	28,876	(1,705)	77,652	(3,104)
Total available for sale	$54,619	$(1,544)	$33,655	$(1,866)	$88,274	$(3,410)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$1,457	$(4)	$1,440	$(91)	$2,897	$(95)
Total held to maturity	$1,457	$(4)	$1,440	$(91)	$2,897	$(95)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$6,910	$(97)	$6,563	$(52)	$13,473	$(149)
Agency mortgage-backed
securities, residential	37,421	(434)	31,763	(1,047)	69,184	(1,481)
Total available for sale	$44,331	$(531)	$38,326	$(1,099)	$82,657	$(1,630)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$362	$(2)	$1,502	$(33)	$1,864	$(35)
Total held to maturity	$362	$(2)	$1,502	$(33)	$1,864	$(35)

There were no sales of investment securities during the three and six months ended June 30, 2018 and 2017. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of June 30, 2018, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2018 and December 31, 2017 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2018	2017
Residential real estate	$305,318	$309,163
Commercial real estate:
Owner-occupied	66,171	73,573
Nonowner-occupied	116,476	101,571
Construction	39,888	38,302
Commercial and industrial	114,838	107,089
Consumer:
Automobile	68,446	68,626
Home equity	22,240	21,431
Other	48,603	49,564
	781,980	769,319
Less: Allowance for loan losses	(7,639)	(7,499)

Loans, net	$774,341	$761,820

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 and 2017:

June 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,059	$2,423	$1,373	$2,141	$7,996
Provision for loan losses	(14)	(82)	(317)	390	(23)
Loans charged off	(177)	----	----	(574)	(751)
Recoveries	18	51	186	162	417
Total ending allowance balance	$1,886	$2,392	$1,242	$2,119	$7,639

June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,392	$2,729	$1,360	$1,834	$7,315
Provision for loan losses	(68)	(89)	(35)	367	175
Loans charged-off	(73)	(53)	(399)	(384)	(909)
Recoveries	49	226	6	90	371
Total ending allowance balance	$1,300	$2,813	$932	$1,907	$6,952

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 and 2017:

June 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,470	$2,978	$1,024	$2,027	$7,499
Provision for loan losses	580	(663)	(1)	817	733
Loans charged off	(237)	(1)	(4)	(1,096)	(1,338)
Recoveries	73	78	223	371	745
Total ending allowance balance	$1,886	$2,392	$1,242	$2,119	$7,639

June 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$939	$4,315	$907	$1,538	$7,699
Provision for loan losses	377	(1,176)	350	769	320
Loans charged-off	(146)	(612)	(403)	(705)	(1,866)
Recoveries	130	286	78	305	799
Total ending allowance balance	$1,300	$2,813	$932	$1,907	$6,952

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017:

June 30, 2018	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$90	$	----	$	----	$90
Collectively evaluated for impairment		1,886	2,302		1,242		2,119	7,549
Total ending allowance balance		$1,886	$2,392		$1,242		$2,119	$7,639

Loans:
Loans individually evaluated for impairment		$1,627	$5,593		$9,037	$	----	$16,257
Loans collectively evaluated for impairment		303,691	216,942		105,801		139,289	765,723
Total ending loans balance		$305,318	$222,535		$114,838		$139,289	$781,980

December 31, 2017	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$94	$	----	$	----	$94
Collectively evaluated for impairment		1,470	2,884		1,024		2,027	7,405
Total ending allowance balance		$1,470	$2,978		$1,024		$2,027	$7,499

Loans:
Loans individually evaluated for impairment		$1,420	$7,333		$9,154		$201	$18,108
Loans collectively evaluated for impairment		307,743	206,113		97,935		139,420	751,211
Total ending loans balance		$309,163	$213,446		$107,089		$139,621	$769,319

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017:

June 30, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$366	$366	$90
With no related allowance recorded:
Residential real estate	1,688	1,627	----
Commercial real estate:
Owner-occupied	2,451	2,451	----
Nonowner-occupied	4,198	2,776	----
Construction	344	----	----
Commercial and industrial	9,037	9,037	----
Total	$18,084	$16,257	$90

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$372	$372	$94
With no related allowance recorded:
Residential real estate	1,420	1,420	----
Commercial real estate:
Owner-occupied	3,427	3,427	----
Nonowner-occupied	4,989	3,534	----
Construction	352	----	----
Commercial and industrial	9,154	9,154	----
Consumer:			----
Home equity	203	201	----
Total	$19,917	$18,108	$94

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$368	$7	$7	$370	$8	$8
With no related allowance recorded:
Residential real estate	1,653	11	11	1,575	30	30
Commercial real estate:
Owner-occupied	2,465	36	36	2,478	69	69
Nonowner-occupied	3,037	16	16	3,131	37	37
Construction	----	5	5	----	10	10
Commercial and industrial	8,615	107	107	8,794	232	232
Total	$16,138	$182	$182	$16,348	$386	$386

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$379	$5	$5	$380	$14	$14
Consumer:
Home equity	209	2	2	210	5	5
With no related allowance recorded:
Residential real estate	1,028	12	12	992	20	20
Commercial real estate:
Owner-occupied	2,836	36	36	2,921	120	120
Nonowner-occupied	3,779	21	21	3,730	74	74
Construction	487	5	5	501	108	108
Commercial and industrial	8,990	100	100	8,815	290	290
Total	$17,708	$181	$181	$17,549	$631	$631

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2018 and December 31, 2017, other real estate owned for residential real estate properties totaled $436 and $262, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,969 and $2,410 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2018 and December 31, 2017:

June 30, 2018	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$188	$6,983
Commercial real estate:
Owner-occupied	----	641
Nonowner-occupied	----	1,977
Construction	----	397
Commercial and industrial	21	386
Consumer:
Automobile	135	67
Home equity	----	295
Other	127	98
Total	$471	$10,844

December 31, 2017	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$131	$5,906
Commercial real estate:
Owner-occupied	----	476
Nonowner-occupied	----	2,454
Construction	----	444
Commercial and industrial	----	337
Consumer:
Automobile	127	86
Home equity	----	283
Other	76	126
Total	$334	$10,112

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2018 and December 31, 2017:

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,599	$742	$1,950	$5,291	$300,027	$305,318
Commercial real estate:
Owner-occupied	274	23	290	587	65,584	66,171
Nonowner-occupied	617	----	1,775	2,392	114,084	116,476
Construction	174	----	157	331	39,557	39,888
Commercial and industrial	404	71	194	669	114,169	114,838
Consumer:
Automobile	1,004	224	158	1,386	67,060	68,446
Home equity	289	34	92	415	21,825	22,240
Other	555	217	147	919	47,684	48,603
Total	$5,916	$1,311	$4,763	$11,990	$769,990	$781,980

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,383	$671	$1,673	$7,727	$301,436	$309,163
Commercial real estate:
Owner-occupied	194	161	160	515	73,058	73,573
Nonowner-occupied	140	----	2,238	2,378	99,193	101,571
Construction	----	----	169	169	38,133	38,302
Commercial and industrial	303	243	191	737	106,352	107,089
Consumer:
Automobile	1,257	346	151	1,754	66,872	68,626
Home equity	90	272	27	389	21,042	21,431
Other	865	218	76	1,159	48,405	49,564
Total	$8,232	$1,911	$4,685	$14,828	$754,491	$769,319

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2018 and December 31, 2017:

June 30, 2018	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$685	$	----	$685
Commercial real estate:
Owner-occupied
Interest only payments	997		----	997
Reduction of principal and interest payments	541		----	541
Maturity extension at lower stated rate than market rate	507		----	507
Credit extension at lower stated rate than market rate	406		----	406
Nonowner-occupied
Interest only payments	487		1,498	1,985
Rate reduction	366		----	366
Credit extension at lower stated rate than market rate	564		----	564
Commercial and industrial:
Interest only payments	8,737		----	8,737

Total TDR's	$13,290		$1,498	$14,788

December 31, 2017	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$697	$	----	$697
Commercial real estate:
Owner-occupied
Interest only payments	997		----	997
Reduction of principal and interest payments	554		----	554
Maturity extension at lower stated rate than market rate	1,466		----	1,466
Credit extension at lower stated rate than market rate	410		----	410
Nonowner-occupied
Interest only payments	560		1,961	2,521
Rate reduction	372		----	372
Credit extension at lower stated rate than market rate	570		----	570
Commercial and industrial:
Interest only payments	9,154		----	9,154
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	----		201	201

Total TDR's	$14,780		$2,162	$16,942

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

At June 30, 2018, the balance in TDR loans decreased $2,154, or 12.7%, from year-end 2017.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $90 at June 30, 2018, as compared to $94 in reserves at December 31, 2017.  At June 30, 2018, the Company had $1,263 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, as compared to $846 at December 31, 2017.

There were no TDR loan modifications that occurred during the three and six months ended June 30, 2018. The following tables present the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three and six months ended June 30, 2017:

		TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Three months ended June 30, 2017	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment
Residential real estate
Maturity extension at lower stated rate than market rate	1	$231	$231	$	----	$	----
Commercial and industrial
Maturity extension at lower stated rate than market rate	2	770	770		----		----
Total TDR's	3	$1,001	$1,001	$	----	$	----

		TDR's Performing to Modified Terms		TDR's Not Performing to Modified Terms
Six months ended June 30, 2017	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment
Residential real estate
Maturity extension at lower stated rate than market rate	1	$231	$231	$	----	$	----
Commercial and industrial
Maturity extension at lower stated rate than market rate	2	770	770		----		----
Total TDR's	3	$1,001	$1,001	$	----	$	----

The troubled debt restructurings described above had no impact on the allowance for loan losses and resulted in no charge-offs during the three and six months ended June 30, 2017.

The Company had no TDR's that, during the three and six months ended June 30, 2018 and 2017, experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2018	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$56,810	$1,057	$8,304	$66,171
Nonowner-occupied	112,057	855	3,564	116,476
Construction	39,583	134	171	39,888
Commercial and industrial	96,185	8,508	10,145	114,838
Total	$304,635	$10,554	$22,184	$337,373

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2017	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$64,993	$934	$7,646	$73,573
Nonowner-occupied	93,197	3,776	4,598	101,571
Construction	37,735	156	411	38,302
Commercial and industrial	91,097	6,058	9,934	107,089
Total	$287,022	$10,924	$22,589	$320,535

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2018 and December 31, 2017:

June 30, 2018	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$68,244	$21,945	$48,378	$298,147	$436,714
Nonperforming	202	295	225	7,171	7,893
Total	$68,446	$22,240	$48,603	$305,318	$444,607

December 31, 2017	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$68,413	$21,148	$49,362	$303,126	$442,049
Nonperforming	213	283	202	6,037	6,735
Total	$68,626	$21,431	$49,564	$309,163	$448,784

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.78% of total loans were unsecured at June 30, 2018, down from 4.86% at December 31, 2017.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2018, the contract amounts of these instruments totaled approximately $75,203, compared to $68,859 at December 31, 2017.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2018 and December 31, 2017 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At June 30, 2018, and December 31, 2017, FHLB Borrowings included $17 and $29 in capitalized lease obligations, respectively.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2018	$34,913	$6,530	$41,443
December 31, 2017	$28,625	$7,324	$35,949

Pursuant to collateral agreements with the FHLB, advances were secured by $296,055 in qualifying mortgage loans, $74,273 in commercial loans and $5,365 in FHLB stock at June 30, 2018.  Fixed-rate FHLB advances of $34,905 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.37%.  There were no variable-rate FHLB borrowings at June 30, 2018.

At June 30, 2018, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at June 30, 2018.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $233,427 at June 30, 2018.  Of this maximum borrowing capacity, the Company had $149,521 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of August 1, 2026, and have fixed rates ranging from 1.50% to 4.09% through August 1, 2021 and a year-to-date weighted average cost of 2.85% at June 30, 2018, as compared to 2.77% at December 31, 2017.  Promissory notes payable by Ohio Valley to related parties totaled $360 at June 30, 2018, and December 31, 2017.  Promissory notes payable to other banks totaled $2,703 at June 30, 2018, as compared to $3,440 at December 31, 2017.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $49,000 at June 30, 2018 and $60,000 at December 31, 2017.

Scheduled principal payments as of June 30, 2018:

	FHLB Borrowings	Promissory Notes	Totals

2018	$1,846	$782	$2,628
2019	3,651	3,290	6,941
2020	3,380	1,068	4,448
2021	3,000	565	3,565
2022	2,841	588	3,429
Thereafter	20,195	237	20,432
	$34,913	$6,530	$41,443

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 91.3% and 90.8% of total consolidated revenues for the quarters end June 30, 2018 and 2017, respectively.

NOTE 7 – SEGMENT INFORMATION (Continued)

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended June 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$10,032	$608	$10,640
Provision expense	----	(23)	(23)
Noninterest income	2,369	169	2,538
Noninterest expense	9,061	613	9,674
Tax expense	512	39	551
Net income	2,828	148	2,976
Assets	1,014,033	11,331	1,025,364

	Three Months Ended June 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$9,487	$584	$10,071
Provision expense	175	----	175
Noninterest income	1,962	150	2,112
Noninterest expense	9,316	560	9,876
Tax expense	332	59	391
Net income	1,626	115	1,741
Assets	968,864	11,292	980,156

	Six Months Ended June 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$20,121	$2,029	$22,150
Provision expense	600	133	733
Noninterest income	5,041	573	5,614
Noninterest expense	18,129	1,353	19,482
Tax expense	973	234	1,207
Net income	5,460	882	6,342
Assets	1,014,033	11,331	1,025,364

	Six Months Ended June 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$18,877	$2,059	$20,936
Provision expense	200	120	320
Noninterest income	4,741	484	5,225
Noninterest expense	17,898	1,353	19,251
Tax expense	1,269	363	1,632
Net income	4,251	707	4,958
Assets	968,864	11,292	980,156

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management's discussion and analysis is available in the Company's filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading "Item 1A. Risk Factors" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in "Item 1A. Risk Factors" of this report. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

Net income totaled $2,976 during the second quarter of 2018, an increase of $1,235, or 70.9%, compared to $1,741 during the second quarter of 2017. Earnings per share for the second quarter of 2018 finished at $.63 per share, compared to $.37 per share during the second quarter of 2017.  The Company's net income during the six months ended June 30, 2018 totaled $6,342, an increase of $1,384, or 27.9%, compared to $4,958 during the six months ended June 30, 2017. Earnings per share during the first six months of 2018 finished at $1.34 per share, compared to $1.06 per share during the first six months of 2017.  Higher earnings during both the quarterly and year-to-date periods were impacted primarily by higher interest revenues from loans and interest-bearing deposits with banks, as well as a lower tax rate applied to operating income.  Improved earnings were also impacted by lower provision and noninterest expense incurred during the second quarter of 2018.

The improvement to net earnings also had a direct impact to the Company's annualized net income to average asset ratio, or return on assets ("ROA"), which increased to 1.16% at June 30, 2018, compared to 0.97% at June 30, 2017.  The Company's net income to average equity ratio, or return on equity ("ROE"), also increased to 11.53% at June 30, 2018, compared to 9.40% at June 30, 2017.

Net interest income for the three and six months ended June 30, 2018 showed positive growth over the same periods in 2017, increasing 5.7% and 5.8%, respectively. The increase came primarily from interest revenues associated with year-to-date average earning asset growth of $74,432.  The growth in average earning assets came mostly from seasonal liquidity provided from the processing of tax refunds, as well as loans.  The Company's average interest-bearing balances with the Federal Reserve clearing account grew $42,364, or 47.0%, during the first half of 2018 over the same period in 2017, as a result of this seasonal tax refund processing activity.  Furthermore, the Federal Reserve's action to increase short-term interest rates by 75 basis points from June 2017 to June 2018 contributed to interest revenue growth.  The Company's average loans during the second quarter and year-to-date periods ended June 30, 2018 increased 3.9% and 4.0% over the same periods in 2017, respectively, led by growth within the commercial loan segment.

During the three months ended June 30, 2018, the Company's provision expense decreased $198 while increasing $413 during the six months ended June 30, 2018, compared to the same periods in 2017.  The second quarter of 2018 saw several of the Company's economic risk factors improve, which contributed to a lower general allocation of the allowance for loan losses.  Provision expense during the six months ended June 30, 2018 was largely the result of higher net charge-offs.

Total noninterest income during the three and six months ended June 30, 2018 increased by 20.2% and 7.4% over the same respective periods in 2017.  Noninterest income improvement came primarily from higher gains on other real estate owned ("OREO"), which increased $191 during the second quarter and $228 during the year-to-date period ended June 30, 2018, compared to the same respective periods in 2017.  This was due to a lower amount of write-downs to OREO assets combined with higher gains on the sale of specific OREO assets during 2018.  Debit and credit card interchange income also had a positive impact to noninterest revenue, increasing $69 during the second quarter of 2018 and $150 during the first half of 2018, as compared to the same periods in 2017.  The Company also recorded $114 in fees related to its interest rate swap arrangements during the second quarter and six months ended June 30, 2018, as compared to $15 in swap-related fees during the same periods in 2017. Partially offsetting noninterest income were lower fees from bank owned life insurance ("BOLI") investments, which were down $9 and $55 during the second quarter and year-to-date periods ended June 30, 2018, as compared to the same periods in 2017. The remaining noninterest income categories increased $76, or 7.1%, during the second quarter of 2018 and decreased $33, or 1.0%, during the first half of 2018, as compared to the same periods in 2017.

Total noninterest expense decreased $202, or 2.0%, for the second quarter of 2018, and increased $231, or 1.2%, for the six months ended June 30, 2018, as compared to the same periods in 2017.  Both the quarterly and year-to-date periods have been impacted by higher salaries and employee benefit costs and data processing expenses, which have collectively increased 9.7% and 9.2%, respectively, as compared to 2017.  The increases were largely from annual merit increases and higher debit and credit card transaction volume. However, it was an $830 decrease in expense related to a fraudulent transaction experienced by the Company during the three months ended June 30, 2017 that led to the overall decline in noninterest expense for the same quarter in 2018 and limited year-to-date growth in noninterest expense to just 1.2% in 2018 over 2017.  Four fraudulent wire transfers with a single account relationship totaling $933 were discovered during the second quarter of 2017.  Prior to the end of 2017's second quarter, the Company was able to recover $103 resulting in net expense of $830 at June 30, 2017. The Company recovered the remainder of the expense from insurance in the fourth quarter of 2017.  The remaining noninterest expense categories increased $78, or 2.4%, during the second quarter of 2018 and increased $7, or 0.1%, during the first half of 2018, as compared to the same periods in 2017, largely from professional fees.

The Company's provision for income taxes increased $160 during the second quarter of 2018, but have decreased $425 during the first half of 2018, as compared to the same periods in 2017.  The year-to-date decline was related to the reduction of the federal income tax rate from 34% to 21% as part of the Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017.  The quarter-to-date increase in tax expense was largely due to the higher level of taxable operating income that completely offset the effects of the federal income tax rate reduction.

At June 30, 2018, total assets were $1,025,364, compared to $1,026,290 at year-end 2017.  Lower assets were impacted mostly by interest-bearing deposits with banks, which decreased $10,370 from year-end 2017, driven by lower balances maintained within the Company's Federal Reserve Bank clearing account resulting from seasonal tax refund processing activity.  Total investment securities also decreased $1,228 from year-end 2017, due mostly to monthly principal repayments of mortgage-backed securities.  Asset declines were partially offset by growth in the Company's loan portfolio, finishing at $781,980 at June 30, 2018, compared to $769,319 at year-end 2017.  The commercial lending segment experienced a 5.3% increase from year-end 2017, which completely offset a 1.2% decrease in residential real estate loans and a 0.2% decrease in consumer loans from year-end 2017.

Total liabilities were $912,136 at June 30, 2018, down $4,793 from December 31, 2017. Noninterest-bearing deposits accounted for $10,565 of the decrease, mostly from lower business checking account balances within the Mason County, West Virginia market area.  Partially offsetting the decrease in noninterest-bearing deposits was a $5,494 increase in other borrowed funds resulting from three new long-term advances with the Federal Home Loan Bank totaling $8 million that were used to fund specific earning asset purchases during the first quarter of 2018.

At June 30, 2018, total shareholders' equity was $113,228, up $3,867 since December 31, 2017.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2018 and December 31, 2017

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2018 compared to December 31, 2017.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2018, cash and cash equivalents were $63,191, a decrease of $11,382 from $74,573 at December 31, 2017.  The decrease in cash and cash equivalents came mostly from the Company's interest-bearing Federal Reserve Bank clearing account, impacted by the funding need associated with growth in loans from year-end 2017. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to maintain seasonal tax refund deposits, as well as to fund earning asset growth and maturities of retail certificates of deposit ("CD's").  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during each of December 2017, March 2018 and June 2018 caused the federal funds rate to finish at 2.0% at June 30, 2018.  The interest rate increases had a corresponding effect on the interest revenue growth experienced during the first half of 2018 on Federal Reserve Bank clearing account balances. The 2.0% interest rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

The Company has been informed by its third-party tax refund product provider that the provider intends to cease utilizing the services of the Bank by the end of 2018, before the current contract expiration date of December 31, 2019.  Unless the Bank replaces that agreement with an agreement with another tax refund product provider, the Company's liquidity levels likely will be materially affected and the Bank will need to use other sources of funding for earning asset growth.

Certificates of deposit

At June 30, 2018, the Company had $1,820 in certificates of deposit owned by the Captive, unchanged from year-end 2017.  The deposits on hand at June 30, 2018 consist of eight certificates with remaining maturity terms ranging from less than 6 months up to 33 months.

Securities

The balance of total securities decreased $1,228, or 1.0%, compared to year-end 2017.  The Company's investment securities portfolio is made up mostly of U.S. Government agency ("Agency") mortgage-backed securities, which decreased $2,076, or 2.4%, from year-end 2017 and represented 72.9% of total investments at June 30, 2018.  During the first half of 2018, the Company invested $7,942 in new Agency mortgage-backed securities, while receiving principal repayments of $7,905.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  The Company also experienced a $1,116, or 8.3%, increase in U.S. Government sponsored entity securities, primarily from a new purchase during the first quarter of 2018.

In addition, increasing market rates during the first and second quarters of 2018 led to a $1,974 increase in the unrealized loss position associated with the Company's available for sale securities, which lowered the fair value of securities at June 30, 2018.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized loss in the portfolio was further affected. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans
The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $781,980 at June 30, 2018, representing an increase of $12,661, or 1.6%, as compared to $769,319 at December 31, 2017.  Positive loan growth from the commercial loan portfolio was partially offset by balance decreases in the residential real estate and consumer loan portfolios.
The majority of the Company's successful loan growth resides in the commercial lending segment, which increased $16,838, or 5.3%, from year-end 2017.  This increase came mostly from the commercial real estate portfolio, which increased $9,089, or 4.3%, from year-end 2017.  The commercial real estate loan segment comprises the largest portion of the Company's total commercial loan portfolio at June 30, 2018, representing 66.0%. The Company experienced an increase in nonowner-occupied loan originations causing balances to grow by $14,905, or 14.7%, from year-end 2017.  Nonowner-occupied loan originations during the first half of 2018 came mostly from the Waverly and Athens, Ohio markets.  Loan increases also came from construction loans, which increased $1,586, or 4.1%, from year-end 2017.  Partially offsetting these increases within the commercial real estate loan portfolio were larger payoffs from the owner-occupied loan segment, which decreased $7,402, or 10.1%, from year-end 2017. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.
Commercial loan growth was also impacted by the commercial and industrial portfolio, which increased $7,749, or 7.2%, from year-end 2017.  The increase was mostly impacted by a $7,961 state and municipal loan origination from the West Virginia market area during the first quarter of 2018.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

The residential real estate loan segment comprises the largest portion of the Company's overall loan portfolio at 39.0% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first half of 2018 decreased $3,845 or 1.2%, from year-end 2017.  This decrease was largely the result of increasing short-term adjustable-rate mortgages, which were up $1,429, being completely offset by decreasing long-term fixed-rate mortgages, which decreased $4,677, from year-end 2017. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which has contributed to higher balances of adjustable-rate mortgages from year-end 2017.

Consumer loan balances at June 30, 2018 remained relatively stable from year-end 2017, finishing at $139,289, a decrease of $332, or 0.2%. Lower automobile and general purpose consumer loan balances from year-end 2017 were partially offset by growth in the Company's home equity loan segment.  Automobile loans represent the Company's largest consumer loan segment at 49.1% of total consumer loans.  The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $7,639 allowance for loan losses at June 30, 2018, which was comparable to the $7,499 allowance at year-end 2017. The allowance was impacted by an increase of $144 in general allocations from year-end 2017. As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. The Company experienced a higher level of nonaccruing residential real estate loans during the first half of 2018, which caused the ratio of nonperforming loans to total loans to increase from 1.36% at December 31, 2017 to 1.45% at June 30, 2018.  This increase in nonaccruing loans also contributed to an increase in the ratio of nonperforming assets to total assets, which finished at 1.23% at June 30, 2018, compared to 1.17% at December 31, 2017.  General risks in the portfolio were positively impacted by lower impaired loans at June 30, 2018, which decreased $1,851, or 10.2%, from year-end 2017, while criticized and classified loans from the commercial loan segment were collectively down $775, or 2.3%, from year-end 2017.

Partially offsetting the increase in general allocations was a decrease in the Company's specific allocations of the allowance for loan losses from $94 at year-end 2017 to $90 at June 30, 2018.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The specific allocations at June 30, 2018 and year-end 2017 were related to one commercial real estate loan relationship.

The Company's allowance for loan losses to total loans ratio finished at 0.98% at June 30, 2018 and 0.97% at year-end 2017.  Management believes that the allowance for loan losses at June 30, 2018 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change and management will make adjustments to the allowance for loan losses as necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at June 30, 2018 decreased $10,389, or 1.2%, from year-end 2017.  This change in deposits came primarily from noninterest-bearing deposit balances, which were down by $10,565, or 4.2%, from year-end 2017.  During the first half of 2018, the Company experienced a $21 million decrease in its business checking account balances in relation to one commercial depositor relationship.  Conversely, the Company experienced a $12 million increase in other business checking account balances that were primarily related to retained funds associated with ERC/ERD tax refund items processed during the first half of 2018. The Company facilitates a significant volume of tax items within several business checking accounts during this seasonal period, which resulted in over $14 million in retained funds.  As a result of the tax processing activity being seasonal, the elevated balances during the first half of 2018 should continue to decrease during the remainder of 2018.
Interest-bearing deposits were also down from year-end 2017, coming mostly from lower money market account balances, which decreased $20,319, or 15.3%. This decrease was largely from the Company's brokered money market funding source. With the increase in loan balances being partially funded through excess funds from seasonal tax deposit clearing activity, deposit balances from the Company's brokered money market account were reduced during the first half of 2018.  The Company will continue to utilize wholesale deposits to help satisfy earning asset growth when necessary, as it considers wholesale deposits to still be a cost-effective funding source for earning assets.
Partially offsetting the declines in noninterest-bearing checking account balances and brokered money market deposit balances were the Company's interest-bearing time deposits, which increased $9,517, or 4.7%, from year-end 2017. This increase was partly related to the Company's use of wholesale funding, which saw its brokered CD's increase by $1,310, or 3.7%, from year-end 2017.  However, time deposit growth was mostly driven by retail time deposits, which increased $8,207, or 4.9% from year-end 2017.  The growth in retail time deposits was affected by a short-term promotional CD offering by the Bank during the fourth quarter of 2017 that carried a competitive rate to attract additional retail funding. With market investment rates increasing, management has adjusted its CD rates upward, which have generated more of a consumer preference to invest in a CD as compared to a tiered money market product.
The Company also experienced growth in its interest-bearing NOW account balances from year-end 2017, which increased $4,148, or 2.6%. This increase was largely driven by higher municipal NOW product balances.  Growth in interest-bearing deposits was further impacted by a $6,029, or 6.0%, increase in statement savings account balances from year-end 2017.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2018, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds
Other borrowed funds were $41,443 at June 30, 2018, an increase of $5,494, or 15.3%, from year-end 2017. The increase was related to management's decision to fund specific fixed-rate loans with like-term FHLB advances during the first quarter of 2018. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders' Equity
The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors. At June 30, 2018, the Bank's capital exceeded the minimum requirements to be deemed "well capitalized" under applicable prompt corrective action regulations. Total shareholders' equity at June 30, 2018 of $113,228 increased $3,867, or 3.5%, as compared to $109,361 at December 31, 2017. Capital growth during 2018 came primarily from year-to-date net income of $6,342.  In addition, net unrealized losses on available for sale securities increased $1,559 from year-end 2017, as increasing interest rates at the end of the first and second quarters caused a reduction in the fair value of the Company's investment portfolio.
Comparison of Results of Operations
For the Three and Six Months Ended
June  30, 2018 and 2017

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2018 compared to the same period in 2017. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
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

Total interest and fee income recognized on the Company's earning assets increased $949, or 8.6%, during the second quarter of 2018, as compared to the same period in 2017.  During the six months ended June 30, interest and fee income on earning assets increased $1,920, or 8.4%, as compared to the same period in 2017.  Growth was led by interest and fees on loans, which increased $636, or 6.3%, and $1,095, or 5.2%, during the three and six months ended June 30, 2018, as compared to the same periods in 2017, respectively.  Average loans for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2018 grew by 3.9%, or $28,745.  Average loans for the six months ended June 30, 2018 increased $29,803, or 4.0%, as compared to the six months ended June 30, 2017.  Throughout most of 2017, the Company experienced a growing trend of loan origination improvement that has had a positive impact to loan earnings in 2018.  Furthermore, loan originations improved during the second quarter of 2018, increasing average loans by $7,500 when compared to the linked quarter ended March 31, 2018.  The West Virginia market areas have been successful in generating over $13 million in average loan balances, mostly from commercial lending, when comparing the six months ended June 30, 2018 to 2017.  During the same periods, the Athens, Ohio loan production office has also been successful in generating over $11 million in average commercial and residential real estate loans.  Average loan growth from a year ago was also impacted by growth within the automobile segment, as well as the commercial and industrial loan segment, impacted by loan participations and loans to states and political subdivisions.

During the three months ended June 30, 2018, interest income from interest-bearing deposits with banks increased $254, or 217.1%, which contributed to an increase of $679, or 180.1%, during the six months ended June 30, 2018, when compared to the same periods in 2017.  The increase was primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve Bank clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  Average Federal Reserve Bank clearing account balances grew 79.5% and 47.0% during the three and six months ended June 30, 2018, as compared to the same periods in 2017, which contributed to higher interest income.  Furthermore, this interest-bearing account carried an interest rate of 1.25% at June 30, 2017.  In December 2017, the Federal Reserve increased short-term rates by 25 basis points, and then again in both March and June of 2018 by another 25 basis points each to reach 2.0% at June 30, 2018.  The timing of the December 2017 and March 2018 rate adjustments benefited the Company, as it entered into the first quarter of 2018 experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that was maintained within the Federal Reserve clearing account.  Since the first quarter of 2018, these excess funds have been decreasing as a result of exiting the tax season.

The Company has been informed by its third-party tax refund product provider that the provider intends to cease utilizing the services of the Bank at December 31, 2018, before the current contract expiration date of December 31, 2019.  Unless the Bank replaces that agreement with an agreement with another tax refund product provider, the Company's deposits with the Federal Reserve Bank will be reduced, resulting in a decrease in the Company's interest income.  During the first six months of 2018, when almost all of the tax refund processing has been completed and temporary deposits have been disbursed by the Bank, the Company earned approximately $803 in interest from tax refunds held in the Bank's Federal Reserve Bank clearing account.

The Company also believes that it may experience a reduction in interest income as a result of a new state law, signed into law on July 30, 2018, which places numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  The new law, which will not be effective until 90 days after it was signed into law, and which will not apply to loans made before 180 days after the effective date, will apply to much of the lending of Loan Central.  The Company is still attempting to determine the effect of the law on Loan Central and the Company, including the loans that would no longer be offered, increased expenses of loans offered and whether Loan Central might qualify for an exemption from the law, possibly after a potential amendment to the law or by making Loan Central a subsidiary of the Bank.  The Company believes at this time, however, that the effect will not be material to the Company on a consolidated basis.

Total interest expense incurred on the Company's interest-bearing liabilities during the second quarter of 2018 increased $380, or 41.3%, as compared to the same period in 2017.  This increase contributed to a $706, or 39.4%, increase in interest expense during the six months ended June 30, 2018 when compared to the same period in 2017. The increase was primarily from interest expense on deposits, particularly time deposits.  With loan demand up and average loan balances growing successfully during the recent quarter-end and most of 2017, the Company utilized more CD balances as a funding source to help keep pace with earning assets.  The Company was successful in marketing a short-term CD special during the fourth quarter of 2017 that helped generate additional retail funds.  The Company also utilized more brokered CD deposits as an additional funding source during the second half of 2017 that has impacted 2018 interest costs.  As a result, average time deposits through June 30, 2018 have grown over $25 million when compared to average time deposits through June 30, 2017.  The Company's use of higher-costing time deposits caused the Company's total weighted average costs on interest-bearing deposits to increase by 19 basis points from 0.43% at June 30, 2017 to 0.62% at June 30, 2018. The higher average cost associated with time deposits, combined with higher average balances in 2018, contributed to over 80% of the interest expense increase during the three and six months ended June 30, 2018, as compared to the same periods in 2017.

The Company's net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2018, the Company's second quarter net interest margin finished at 4.35%, compared 2017's second quarter net interest margin of 4.45%.  The year-to-date net interest margin at June 30, 2018 finished at 4.37%, compared to 4.49% at June 30, 2017. This margin compression was related to higher average balances maintained at the Federal Reserve, which diluted the net interest margin due to the yield on those balances being less than other earning assets, such as loans and securities. Further impacting a lower margin is the continued rise in average costs on deposits, particularly time deposits.  The Company's primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
During the second quarter of 2018, the Company's provision expense decreased $198 from the $175 in provision expense that was incurred during the same period in 2017.  The decrease was largely impacted by an improvement in various economic risk factors during the second quarter of 2018 that included lower delinquency levels and unemployment factors.  As a result, general allocations of the allowance for loan losses decreased by $355 from March 31, 2018 to June 30, 2018.  Net charge-offs during the second quarter of 2018 totaled $334, which were less than the $538 in net charge-offs during the second quarter of 2017. The quarterly net charge-offs in 2017 included $454 in charge-offs of specific reserves for which allocations had already been made prior to 2017.  When excluding these specific allocation charge-offs from 2017's second quarter, net charge-offs would have been up $250 and would have required corresponding charges to provision expense.  As mentioned, the improvement in economic risk factors during the second quarter of 2018 completely offset the effects of higher net charge-offs on loans with no specific reserves.

During the first half of 2018, provision expense increased $413 over the $320 in provision expense that was incurred during the same period in 2017.  Provision expense during the six months ended June 30, 2018 was primarily impacted by net charge-offs.  Net charge-offs during the first half of 2018 totaled $593, which represented a decrease of $474 from the net charge-offs experienced during the same period in 2017, mostly from the consumer loan segment. The year-to-date net charge-offs in 2017 included $1,011 in charge-offs of specific reserves for which allocations had already been made prior to 2017.  When excluding these specific allocation charge-offs from the first half of 2017, net charge-offs would have been up $537 and would have required corresponding charges to provision expense.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended June 30, 2018 increased $426, or 20.2%, when compared to the three months ended June 30, 2017.  Noninterest income for the six months ended June 30, 2018 increased $389, or 7.4%, when compared to the six months ended June 30, 2017.  The increases in both the quarterly and year-to-date periods was largely affected by higher gains on OREO properties. In June of 2018, the Company recorded a $104 net gain on the sale of one commercial property that contributed to the $170 in total OREO revenue recorded during the second quarter of 2018.  Further impacting OREO income were lower losses incurred on OREO properties. In January 2017, the Company recorded a fair value write-down of $42 on one commercial property that contributed to the $71 in total OREO losses recorded during the first half of 2017.  With the Company minimizing its fair value write-downs during 2018, this generated a reverse effect (benefit) in the OREO income presented during the six months ended June 30, 2018, when compared to the same period in 2017.  As a result, OREO income increased $191 and $228 during the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Further improvements to noninterest income came from the Company's interest rate swap agreements. The Company utilizes interest rate swaps to satisfy the desire of large commercial customers to have a fixed-rate loan while permitting the Company to originate a variable-rate loan, which helps mitigate interest rate risk. In association with establishing an interest rate swap agreement, the Company earns a swap fee at the time of origination. During the second quarter of 2018, the Company increased its swap originations that led to increases in swap fees of $99 during the second quarter and year-to-date periods ended June 30, 2018.  This contributed to the growth in other noninterest income, which was up $145 and $175 during the three and six months ended June 30, 2018, when compared to the same periods in 2017.

The Company also continues to benefit from increases in debit and credit card interchange income, as the transaction volume associated with its debit and credit card products continues to grow.  Card transactions came mostly from restaurant, gasoline and retail store purchases.  The Company has also been successful in promoting the use of both debit and credit cards by offering incentives that permit their users to redeem accumulated points for merchandise, as well as cash incentives paid. As a result, debit and credit card interchange income increased $69, or 8.0%, during the second quarter of 2018, and $150, or 9.1%, during the first half of 2018, as compared to the same periods in 2017.

Partially offsetting these increasing factors were lower seasonal ERC/ERD fees, which decreased $134, or 8.0%, during the six months ended June 30, 2018, while increasing $14, or 4.8%, during the second quarter of 2018, as compared to the same periods in 2017.  Under its agreement with a third-party tax refund product provider, the per-item fee associated with each refund facilitated by the Bank decreased in 2018. Furthermore, the Company has experienced a decrease in the number of ERC/ERD transactions that were facilitated. As a result of ERC/ERD fee activity being mostly seasonal, the majority of income has been recorded during the first half of 2018, with only minimal income expected during the second half of 2018.

During the first six months of 2018, the Company earned $1,533 in ERC/ERD fees, constituting almost all of the fees ERC/ERD fees expected for 2018.  Because the Bank has been informed that its third-party tax refund product provider intends to cease utilizing the services of the Bank by the end of 2018, the Company's ERC/ERD fees and non-interest income will be negatively affected.

Also down were earnings from the Company's tax-free BOLI investments. BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans. In March of 2017, the Company recorded $31 in insurance proceeds, which contributed to the overall decrease of $55, or 13.6%, in BOLI and annuity asset income during the first half of 2018, when compared to the same period in 2017.

The remaining noninterest income categories increased $76, or 7.1%, during the second quarter of 2018 and decreased $33, or 1.0%, during the first half of 2018, as compared to the same periods in 2017.

Noninterest Expense
Noninterest expense during the second quarter of 2018 decreased $202, or 2.0%, as compared to the same period in 2017.  Noninterest expense during the first half of 2018 increased $231, or 1.2%, as compared to the same period in 2017.  The key factor to the Company's second quarter expense savings came from lower expense related to fraudulent transactions experienced by the Company, which was down $830, or 97.2%.  Fraud-related expense was also down $843, or 96.0%, during the six months ended June 30, 2018, as compared to the same period in 2017. During the second quarter of 2017, the Company was made aware that four wire transfers associated with a single account relationship in May 2017 totaling $933 were fraudulently initiated. The Company was able to recover $103 of the money that was wired, which resulted in a net loss exposure of $830 at June 30, 2017. Although the Company would eventually recover the net expense in the fourth quarter of 2017 from existing insurance policies, the fraudulent transaction contributed to the noninterest expense at June 30, 2017.

Noninterest expense was also impacted by salary and employee benefit costs, which were up $396, or 7.7%, during the second quarter of 2018, and up $734, or 7.0%, during the year-to-date period ended June 30, 2108, as compared to the same periods in 2017.  Higher employee compensation costs continue to be impacted by annual merit increases and higher insurance costs, as well as an increase in the number of employees. The Company's full-time equivalent employee base was 308 employees at June 30, 2018, compared to 300 employees at June 30, 2017.

The Company also experienced growth in data processing expense, which increased $154, or 27.9%, during the second quarter of 2018, and $333, or 30.6%, during the six months ended June 30, 2018, as compared to the same periods in 2017.  The Company's total data processing expense is largely impacted by the transaction volume associated with debit and credit cards.  However, the increase from 2017 to 2018 came mostly from costs associated with improving operating system efficiencies that could potentially lead to higher noninterest revenue opportunities.  The expense is subject to the actual results of noninterest revenue improvement and will be monitored during the remainder of 2018.

The remaining noninterest expense categories increased $78, or 2.4%, during the second quarter of 2018 and increased $7, or 0.1%, during the first half of 2018, as compared to the same periods in 2017, largely from professional fees.  Professional fees were impacted by legal expense associated with the recovery efforts on loan deficiency balances.  Also within this line item were higher examination fees, which were impacted by the reinstatement of annual assessments on Ohio-chartered banks during the fourth quarter of 2017.  Due to the timing of reinstatement, the annual assessment by the Ohio Division of Financial Institutions will cover all of 2018, as compared to just the second half of 2017.  Partially offsetting professional fee increases was lower foreclosure expense during 2018 and 2017, which include the costs of maintaining various commercial real estate properties, such as taxes, management fees and general maintenance.

Efficiency

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue.  During the quarterly and year-to-date periods ended June 30, 2018, the Company was successful in generating more net interest income primarily due to higher average earning assets. This is combined with improvement in noninterest revenues and a limited to declining level of overhead expense during both the quarterly and year-to-date periods ended June 30, 2018.  As a result, the Company's efficiency numbers improved to 72.8% and 69.6%  during both the quarterly and year-to-date periods ended June 30, 2018, as compared to 79.8% and 72.5% during the same periods in 2017.

Provision for income taxes
The Company recorded an income tax provision of $1,207 during the first half of 2018 and had an effective tax rate for the year of 16.0% on pre-tax income of $7,549. During the same period in 2017, the Company recorded an income tax provision of $1,632 and had an effective tax rate of 24.8% on pre-tax income of $6,590. The decline in the effective tax rate reflects the changes made by the TCJA, which was enacted on December 22, 2017.  The TCJA provided for a reduction in the corporate federal income tax rate from 34% to 21% effective January 1, 2018, as well as the introduction of business-related exclusions, deductions and credits.  The June quarter tax provision expense was up for 2018, impacted by a higher level of taxable operating income that offset the savings from a reduced tax rate.

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
Prompt corrective action regulations applicable to insured depository institutions provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2018 and year-end 2017, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.  The Company's capital also met the requirements for the Company to be deemed well capitalized, as required for the Company to maintain its financial holding company status.

The following table summarizes the capital ratios (excluding the capital conservation buffer) of the Company and Bank:

	6/30/18	12/31/17	Minimum Regulatory Capital Ratio	Minimum To Be Well Capitalized (1)
Total risk-based capital ratio
Company	17.1%	16.6%	8.0%	10.0%
Bank	15.6%	15.3%	8.0%	10.0%

Common equity tier 1 risk-based capital ratio
Company	14.8%	14.3%	4.5%	N/A
Bank	14.6%	14.3%	4.5%	6.5%

Tier 1 risk-based capital ratio
Company	16.0%	15.5%	6.0%	6.0%
Bank	14.6%	14.3%	6.0%	8.0%

Leverage ratio
Company	11.1%	11.0%	4.0%	N/A
Bank	10.1%	10.1%	4.0%	5.0%

(1) For the Company, these amounts are required to engage in activities permissible only for a bank holding company that meets the financial holding company requirements. For the Bank, these are the amounts required for the Bank to be deemed well capitalized under the prompt corrective action regulations.

Cash dividends paid by the Company were $1,979 during the first half of 2018.  The year-to-date dividends paid totaled $0.42 per share for 2018.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $165,484, represented 16.1% of total assets at June 30, 2018. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2018, the Bank could borrow an additional $149,521 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2018, this line had total availability of $54,146. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

The following table presents the Company's estimated net interest income sensitivity:

Change in Interest Rates in Basis Points	June 30, 2018 Percentage Change in Net Interest Income	December 31, 2017 Percentage Change in Net Interest Income
+300	1.31%	2.60%
+200	1.04%	1.92%
+100	0.61%	1.06%
-100	(1.66%)	(2.06%)

The estimated percentage change in net interest income due to a change in interest rates was within the policy guidelines established by the Board.  With the historical low interest rate environment, management generally has been focused on limiting the duration of assets, while trying to extend the duration of our funding sources to the extent customer preferences will permit the Company to do so.  At June 30, 2018, the interest rate risk profile reflects an asset sensitive position, which produces higher net interest income due to an increase in interest rates.  In a declining rate environment, net interest income is impacted by the interest rate on many deposit accounts not being able to adjust downward.  With interest rates so low, deposit accounts are perceived to be at or near an interest rate floor, specifically non-maturity type deposits, such as savings, money market and NOW accounts.  As a result, net interest income decreases in a declining interest rate environment.  Overall, management is comfortable with the current interest rate risk profile which reflects minimal exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The expected discontinuance of the Bank's tax refund services under a contract with a third-party tax refund product provider may have an adverse effect on our net income and liquidity.

Through our relationship with a single tax refund product provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit ("ERC/ERD").  In return, the Bank charges a fee for the service.  For the 2018 tax season, the Company recorded ERC/ERD fee income of $1,533.  In addition, the Bank recorded interest income of $803 on the temporary maintenance of tax refunds in the Bank's Federal Reserve Bank clearing account pending disbursement of the refunds.

The Bank has been informed by the third-party tax refund product provider that it intends to cease utilizing the services of the Bank by the end of 2018.  The termination of this relationship, unless replaced, will adversely affect the Company's liquidity and net income.

A new Ohio law applicable to certain non-bank lenders may result in a reduction of income from Loan Central's operations, thus reducing the Company's net income.

The Company also believes that it may experience a reduction in interest income as a result of a new state law, signed into law on July 30, 2018, which places numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  The new law, which will not be effective until 90 days after it was signed into law, and which will not apply to loans made before 180 days after the effective date, will apply to much of the lending of Loan Central.   The Company is still attempting to determine the effect of the law on Loan Central and the Company, including the loans that would no longer be offered, increased expenses of loans offered, and whether Loan Central might qualify for an exemption from the law, possibly after a potential amendment to the law or by making Loan Central a subsidiary of the Bank.

In addition to the risk factors described above, you should carefully consider the risk factors disclosed in Part I, Item 1.A. "Risk Factors" in Ohio Valley's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.  These risk factors could materially affect the Company's business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2018.

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2018.

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

OHIO VALLEY BANC CORP.

Date:	August 9, 2018	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	August 9, 2018	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer