Form 10-Q
period 2018-09-30
OHIO VALLEY BANC CORP
filed 2018-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of common shares of the registrant outstanding as of November 9, 2018 was 4,733,120.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017

ASSETS
Cash and noninterest-bearing deposits with banks	$11,349	$12,664
Interest-bearing deposits with banks	53,770	61,909
Total cash and cash equivalents	65,119	74,573

Certificates of deposit in financial institutions	2,310	1,820
Securities available for sale	104,877	101,125
Securities held to maturity (estimated fair value: 2018 - $17,538; 2017 - $18,079)	17,219	17,581
Restricted investments in bank stocks	7,506	7,506

Total loans	782,377	769,319
Less: Allowance for loan losses	(8,315)	(7,499)
Net loans	774,062	761,820

Premises and equipment, net	13,856	13,281
Other real estate owned, net	1,332	1,574
Accrued interest receivable	2,862	2,503
Goodwill	7,371	7,371
Other intangible assets, net	410	514
Bank owned life insurance and annuity assets	29,198	28,675
Other assets	7,394	7,947
Total assets	$1,033,516	$1,026,290

LIABILITIES
Noninterest-bearing deposits	$232,575	$253,655
Interest-bearing deposits	620,320	603,069
Total deposits	852,895	856,724

Other borrowed funds	40,514	35,949
Subordinated debentures	8,500	8,500
Accrued liabilities	17,768	15,756
Total liabilities	919,677	916,929

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2018 - 5,392,859 shares issued; 2017 - 5,362,005 shares issued)	5,393	5,362
Additional paid-in capital	49,208	47,895
Retained earnings	77,982	72,694
Accumulated other comprehensive loss	(3,032)	(878)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders' equity	113,839	109,361
Total liabilities and shareholders' equity	$1,033,516	$1,026,290

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Interest and dividend income:
Loans, including fees	$11,118	$10,489	$33,134	$31,410
Securities
Taxable	583	535	1,739	1,559
Tax exempt	93	104	280	312
Dividends	112	101	328	287
Interest-bearing deposits with banks	265	81	1,321	459
Other Interest	10	7	26	17
	12,181	11,317	36,828	34,044

Interest expense:
Deposits	1,081	757	2,934	1,985
Other borrowed funds	250	228	740	673
Subordinated debentures	87	64	241	182
	1,418	1,049	3,915	2,840
Net interest income	10,763	10,268	32,913	31,204
Provision for loan losses	962	1,601	1,695	1,921
Net interest income after provision for loan losses	9,801	8,667	31,218	29,283

Noninterest income:
Service charges on deposit accounts	534	541	1,551	1,575
Trust fees	69	64	197	177
Income from bank owned life insurance and annuity assets	173	577	522	981
Mortgage banking income	93	59	225	164
Electronic refund check / deposit fees	33	----	1,566	1,667
Debit / credit card interchange income	943	863	2,736	2,506
Gain (loss) on other real estate owned	(82)	(23)	75	(94)
Other	164	201	669	531
	1,927	2,282	7,541	7,507
Noninterest expense:
Salaries and employee benefits	5,537	5,019	16,780	15,528
Occupancy	469	449	1,336	1,331
Furniture and equipment	263	269	775	787
Professional fees	514	434	1,537	1,338
Marketing expense	263	273	787	785
FDIC insurance	110	99	368	366
Data processing	759	564	2,180	1,652
Software	398	365	1,160	1,102
Foreclosed assets	54	158	164	425
Amortization of intangibles	33	38	105	120
Other	1,361	1,554	4,051	5,039
	9,761	9,222	29,243	28,473

Income before income taxes	1,967	1,727	9,516	8,317
Provision for income taxes	221	74	1,428	1,706

NET INCOME	$1,746	$1,653	$8,088	$6,611

Earnings per share	$.37	$.35	$1.71	$1.41
Dividends per share	$.21	$.21	$.63	$.63

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net Income	$1,746	$1,653	$8,088	$6,611

Other comprehensive income:
Change in unrealized loss on available for sale securities	(534)	20	(2,508)	1,485
Related tax expense	112	(7)	527	(505)
Total other comprehensive income (loss), net of tax	(422)	13	(1,981)	980

Total comprehensive income	$1,324	$1,666	$6,107	$7,591

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2018	2017

Net cash provided by operating activities:	$13,239	$5,926

Investing activities:
Proceeds from maturities of securities available for sale	17,324	16,358
Purchases of securities available for sale	(23,756)	(25,177)
Proceeds from maturities of securities held to maturity	321	846
Purchases of securities held to maturity	----	(389)
Proceeds from maturities of certificates of deposit in financial institutions	----	245
Purchases of certificates of deposit in financial institutions	(490)	(395)
Net change in loans	(14,349)	(46,281)
Proceeds from sale of other real estate owned	810	987
Purchases of premises and equipment	(1,437)	(1,247)
Proceeds from bank owned life insurance	----	3,754
Net cash used in investing activities	(21,577)	(51,299)

Financing activities:
Change in deposits	(3,758)	58,867
Proceeds from common stock through dividend reinvestment	1,049	----
Cash dividends	(2,973)	(2,947)
Proceeds from Federal Home Loan Bank borrowings	8,000	4,785
Repayment of Federal Home Loan Bank borrowings	(2,487)	(4,720)
Change in other long-term borrowings	(862)	(343)
Change in other short-term borrowings	(85)	(33)
Net cash provided by financing activities	(1,116)	55,609

Change in cash and cash equivalents	(9,454)	10,236
Cash and cash equivalents at beginning of period	74,573	40,166
Cash and cash equivalents at end of period	$65,119	$50,402

Supplemental disclosure:

Cash paid for interest	$3,580	$2,665
Cash paid for income taxes	1,750	2,236
Transfers from loans to other real estate owned	494	1,337
Other real estate owned sales financed by The Ohio Valley Bank Company	----	167

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2018, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2018.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles ("US GAAP") that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2017 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,730,624 and 4,688,284 for the three months ended September 30, 2018 and 2017, respectively.  The weighted average common shares outstanding were 4,722,189 and 4,680,846 for the nine months ended September 30, 2018 and 2017, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".  The purpose of this Update is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted on December, 22, 2017.  The Update is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt this accounting guidance effective April 1, 2018.  This resulted in the reclassification of $173 in stranded tax effects from accumulated other comprehensive income to retained earnings within the June 30, 2018 Form 10-Q.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,452	----
Agency mortgage-backed securities, residential	----	88,425	----
Interest rate swap derivatives	----	159	----
Interest rate swap derivatives	----	(159)	----

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$13,473	----
Agency mortgage-backed securities, residential	----	87,652	----
Interest rate swap derivatives	----	59	----
Interest rate swap derivatives	----	(59)	----

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:
	Fair Value Measurements at September 30, 2018, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$332

Other real estate owned:
Commercial real estate:
Construction	----	----	822

	Fair Value Measurements at December 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$216
Construction	----	----	756

Other real estate owned:
Commercial real estate:
Construction	----	----	822

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2018, the Company's recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $741, with a corresponding valuation allowance of $409.  This resulted in an increase of $409 to provision expense during the three and nine months ended September 30, 2018, with no additional charge-offs recognized.  This is compared to a $142 increase to provision expense during the three and nine months ended September 30, 2017, with no additional charge-offs recognized.  At December 31, 2017, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $972, with no corresponding valuation allowance, resulting in no impact to provision expense and no charge-offs during the year ended December 31, 2017.

Other real estate owned that was measured at fair value less costs to sell at September 30, 2018 and December 31, 2017 had a net carrying amount of $822, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,395. There were no corresponding write downs during the three and nine months ended September 30, 2018 and 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017:

September 30, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Residential real estate	$332	Sales approach	Adjustment to comparables	0% to 33%	12.4%

Other real estate owned:
Commercial real estate:
Construction	822	Sales approach	Adjustment to comparables	5% to 40%	18.1%

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$216	Sales approach	Adjustment to comparables	1.6% to 50%	26.7%
Construction	756	Sales approach	Adjustment to comparables	1.3% to 56%	32.9%

Other real estate owned:
Commercial real estate:
Construction	822	Sales approach	Adjustment to comparables	5% to 40%	18.1%

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at September 30, 2018 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$65,119	$65,119	$	----	$	----	$65,119
Certificates of deposit in financial institutions	2,310	----		2,310		----	2,310
Securities available for sale	104,877	----		104,877		----	104,877
Securities held to maturity	17,219	----		8,697		8,841	17,538
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	774,062	----		----		771,705	771,705
Accrued interest receivable	2,862	----		389		2,473	2,862

Financial liabilities:
Deposits	852,895	232,575		618,608		----	851,183
Other borrowed funds	40,514	----		38,207		----	38,207
Subordinated debentures	8,500	----		6,606		----	6,606
Accrued interest payable	1,128	3		1,125		----	1,128

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$74,573	$74,573	$	----	$	----	$74,573
Certificates of deposit in financial institutions	1,820	----		1,820		----	1,820
Securities available for sale	101,125	----		101,125		----	101,125
Securities held to maturity	17,581	----		9,020		9,059	18,079
Restricted investments in bank stocks	7,506	N/A		N/A		N/A	N/A
Loans, net	761,820	----		----		760,746	760,746
Accrued interest receivable	2,503	----		268		2,235	2,503

Financial liabilities:
Deposits	856,724	253,655		602,268		----	855,923
Other borrowed funds	35,949	----		34,810		----	34,810
Subordinated debentures	8,500	----		6,678		----	6,678
Accrued interest payable	792	4		788		----	792

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

Loans: The estimated fair value of loans as of September 30, 2018 follows the guidance in ASU 2016-01, which prescribes an "exit price" approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an "entry price" approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for September 30, 2018 and December 31, 2017 are not directly comparable.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
U.S. Government sponsored entity securities	$16,835	$	----	$(383)	$16,452
Agency mortgage-backed securities, residential	91,880		51	(3,506)	88,425
Total securities	$108,715		$51	$(3,889)	$104,877

December 31, 2017
U.S. Government sponsored entity securities	$13,622	$	----	$(149)	$13,473
Agency mortgage-backed securities, residential	88,833		300	(1,481)	87,652
Total securities	$102,455		$300	$(1,630)	$101,125

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2018
Obligations of states and political subdivisions	$17,216	$460	$(141)	$17,535
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$17,219	$460	$(141)	$17,538

December 31, 2017
Obligations of states and political subdivisions	$17,577	$533	$(35)	$18,075
Agency mortgage-backed securities, residential	4	----	----	4
Total securities	$17,581	$533	$(35)	$18,079

NOTE 3 – SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value

Due in one year or less	$	----	$	----	$2,416	$2,134
Due in over one to five years		16,835		16,452	5,448	5,877
Due in over five to ten years		----		----	7,094	7,365
Due after ten years		----		----	2,258	2,159
Agency mortgage-backed securities, residential		91,880		88,425	3	3
Total debt securities		$108,715		$104,877	$17,219	$17,538

The following table summarizes securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$7,896	$(42)	$8,556	$(341)	$16,452	$(383)
Agency mortgage-backed
securities, residential	25,248	(294)	58,158	(3,212)	83,406	(3,506)
Total available for sale	$33,144	$(336)	$66,714	$(3,553)	$99,858	$(3,889)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$3,620	$(20)	$1,308	$(121)	$4,928	$(141)
Total held to maturity	$3,620	$(20)	$1,308	$(121)	$4,928	$(141)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$6,910	$(97)	$6,563	$(52)	$13,473	$(149)
Agency mortgage-backed
securities, residential	37,421	(434)	31,763	(1,047)	69,184	(1,481)
Total available for sale	$44,331	$(531)	$38,326	$ (1,099)	$82,657	$(1,630)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$362	$(2)	$1,502	$(33)	$1,864	$(35)
Total held to maturity	$362	$(2)	$1,502	$(33)	$1,864	$(35)

There were no sales of investment securities during the three and nine months ended September 30, 2018 and 2017. Unrealized losses on the Company's debt securities have not been recognized into income because the issuers' securities are of high credit quality as of September 30, 2018, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2018 and December 31, 2017 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2018	2017
Residential real estate	$305,314	$309,163
Commercial real estate:
Owner-occupied	64,236	73,573
Nonowner-occupied	115,107	101,571
Construction	39,202	38,302
Commercial and industrial	116,489	107,089
Consumer:
Automobile	70,137	68,626
Home equity	22,419	21,431
Other	49,473	49,564
	782,377	769,319
Less: Allowance for loan losses	(8,315)	(7,499)

Loans, net	$774,062	$761,820

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 and 2017:

September 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,886	$2,392	$1,242	$2,119	$7,639
Provision for loan losses	681	(378)	197	462	962
Loans charged off	(184)	----	(136)	(722)	(1,042)
Recoveries	49	431	80	196	756
Total ending allowance balance	$2,432	$2,445	$1,383	$2,055	$8,315

September 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,300	$2,813	$932	$1,907	$6,952
Provision for loan losses	493	540	238	330	1,601
Loans charged-off	(445)	(434)	(202)	(420)	(1,501)
Recoveries	83	41	4	133	261
Total ending allowance balance	$1,431	$2,960	$972	$1,950	$7,313

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 and 2017:

September 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,470	$2,978	$1,024	$2,027	$7,499
Provision for loan losses	1,261	(1,041)	196	1,279	1,695
Loans charged off	(421)	(1)	(140)	(1,818)	(2,380)
Recoveries	122	509	303	567	1,501
Total ending allowance balance	$2,432	$2,445	$1,383	$2,055	$8,315

September 30, 2017	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$939	$4,315	$907	$1,538	$7,699
Provision for loan losses	870	(636)	588	1,099	1,921
Loans charged-off	(591)	(1,046)	(605)	(1,125)	(3,367)
Recoveries	213	327	82	438	1,060
Total ending allowance balance	$1,431	$2,960	$972	$1,950	$7,313

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

September 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$409	$90	$	----	$	----	$499
Collectively evaluated for impairment	2,023	2,355		1,383		2,055	7,816
Total ending allowance balance	$2,432	$2,445		$1,383		$2,055	$8,315

Loans:
Loans individually evaluated for impairment	$926	$4,289		$5,727	$	----	$10,942
Loans collectively evaluated for impairment	304,388	214,256		110,762		142,029	771,435
Total ending loans balance	$305,314	$218,545		$116,489		$142,029	$782,377

December 31, 2017	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$94	$	----	$	----	$94
Collectively evaluated for impairment		1,470	2,884		1,024		2,027	7,405
Total ending allowance balance		$1,470	$2,978		$1,024		$2,027	$7,499

Loans:
Loans individually evaluated for impairment		$1,420	$7,333		$9,154		$201	$18,108
Loans collectively evaluated for impairment		307,743	206,113		97,935		139,420	751,211
Total ending loans balance		$309,163	$213,446		$107,089		$139,621	$769,319

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017:

September 30, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$715	$707	$409
Commercial real estate:
Nonowner-occupied	363	363	90
With no related allowance recorded:
Residential real estate	219	219	----
Commercial real estate:
Owner-occupied	2,416	2,416	----
Nonowner-occupied	2,932	1,510	----
Construction	340	----	----
Commercial and industrial	5,727	5,727	----
Total	$12,712	$10,942	$499

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$372	$372	$94
With no related allowance recorded:
Residential real estate	1,420	1,420	----
Commercial real estate:
Owner-occupied	3,427	3,427	----
Nonowner-occupied	4,989	3,534	----
Construction	352	----	----
Commercial and industrial	9,154	9,154	----
Consumer:			----
Home equity	203	201	----
Total	$19,917	$18,108	$94

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018					Nine months ended September 30, 2018
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$707	$	----	$	----	$711	$	----	$	----
Commercial real estate:
Nonowner-occupied	365		3		3	368		12		12
With no related allowance recorded:
Residential real estate	219		4		4	222		34		34
Commercial real estate:
Owner-occupied	2,434		36		36	2,462		105		105
Nonowner-occupied	1,786		11		11	2,154		47		47
Construction	----		5		5	----		15		15
Commercial and industrial	5,753		89		89	5,474		321		321
Total	$11,264		$148		$148	$11,391		$534		$534

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$221	$7	$7	$55	$7	$7
Commercial real estate:
Nonowner-occupied	563	3	3	584	12	12
Consumer:
Home equity	208	1	1	210	5	5
With no related allowance recorded:
Residential real estate	935	10	10	824	37	37
Commercial real estate:
Owner-occupied	2,409	37	37	2,407	112	112
Nonowner-occupied	3,552	19	19	3,518	57	57
Construction	157	5	5	170	14	14
Commercial and industrial	9,260	135	135	8,776	358	358
Total	$17,305	$217	$217	$16,544	$602	$602

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2018 and December 31, 2017, other real estate owned for residential real estate properties totaled $379 and $262, respectively. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $2,399 and $2,410 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2018 and December 31, 2017:

September 30, 2018	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$167	$6,929
Commercial real estate:
Owner-occupied	----	494
Nonowner-occupied	----	1,142
Construction	----	389
Commercial and industrial	147	284
Consumer:
Automobile	247	45
Home equity	122	227
Other	373	67
Total	$1,056	$9,577

December 31, 2017	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$131	$5,906
Commercial real estate:
Owner-occupied	----	476
Nonowner-occupied	----	2,454
Construction	----	444
Commercial and industrial	----	337
Consumer:
Automobile	127	86
Home equity	----	283
Other	76	126
Total	$334	$10,112

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2018 and December 31, 2017:

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,924	$910	$1,848	$6,682	$298,632	$305,314
Commercial real estate:
Owner-occupied	113	191	129	433	63,803	64,236
Nonowner-occupied	263	363	948	1,574	113,533	115,107
Construction	167	----	157	324	38,878	39,202
Commercial and industrial	2,737	105	276	3,118	113,371	116,489
Consumer:
Automobile	1,145	266	247	1,658	68,479	70,137
Home equity	251	200	334	785	21,634	22,419
Other	631	112	378	1,121	48,352	49,473
Total	$9,231	$2,147	$4,317	$15,695	$766,682	$782,377

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$5,383	$671	$1,673	$7,727	$301,436	$309,163
Commercial real estate:
Owner-occupied	194	161	160	515	73,058	73,573
Nonowner-occupied	140	----	2,238	2,378	99,193	101,571
Construction	----	----	169	169	38,133	38,302
Commercial and industrial	303	243	191	737	106,352	107,089
Consumer:
Automobile	1,257	346	151	1,754	66,872	68,626
Home equity	90	272	27	389	21,042	21,431
Other	865	218	76	1,159	48,405	49,564
Total	$8,232	$1,911	$4,685	$14,828	$754,491	$769,319

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2018 and December 31, 2017:

September 30, 2018	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$218	$	----	$218
Commercial real estate:
Owner-occupied
Interest only payments	989		----	989
Reduction of principal and interest payments	535		----	535
Maturity extension at lower stated rate than market rate	488		----	488
Credit extension at lower stated rate than market rate	404		----	404
Nonowner-occupied
Interest only payments	----		948	948
Rate reduction	363		----	363
Credit extension at lower stated rate than market rate	563		----	563
Commercial and industrial:
Interest only payments	5,427		----	5,427

Total TDR's	$8,987		$948	$9,935

December 31, 2017	TDR's Performing to Modified Terms	TDR's Not Performing to Modified Terms		Total TDR's
Residential real estate:
Interest only payments	$697	$	----	$697
Commercial real estate:
Owner-occupied
Interest only payments	997		----	997
Reduction of principal and interest payments	554		----	554
Maturity extension at lower stated rate than market rate	1,466		----	1,466
Credit extension at lower stated rate than market rate	410		----	410
Nonowner-occupied
Interest only payments	560		1,961	2,521
Rate reduction	372		----	372
Credit extension at lower stated rate than market rate	570		----	570
Commercial and industrial:
Interest only payments	9,154		----	9,154
Consumer:
Home equity
Maturity extension at lower stated rate than market rate	----		201	201

Total TDR's	$14,780		$2,162	$16,942

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

At September 30, 2018, the balance in TDR loans decreased $7,007, or 41.4%, from year-end 2017.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR's totaled $90 at September 30, 2018, as compared to $94 in reserves at December 31, 2017.  At September 30, 2018, the Company had $73 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR's, as compared to $846 at December 31, 2017.

There were no TDR loan modifications that occurred during the three and nine months ended September 30, 2018. The following tables present the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three and nine months ended September 30, 2017:

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

The troubled debt restructurings described above had no impact on the allowance for loan losses and resulted in no charge-offs during the three and nine months ended September 30, 2017.

The Company had no TDR's that, during the three and nine months ended September 30, 2018 and 2017, experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2018	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$54,380	$2,476	$7,380	$64,236
Nonowner-occupied	111,921	847	2,339	115,107
Construction	38,898	133	171	39,202
Commercial and industrial	97,204	9,494	9,791	116,489
Total	$302,403	$12,950	$19,681	$335,034

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2017	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$64,993	$934	$7,646	$73,573
Nonowner-occupied	93,197	3,776	4,598	101,571
Construction	37,735	156	411	38,302
Commercial and industrial	91,097	6,058	9,934	107,089
Total	$287,022	$10,924	$22,589	$320,535

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2018 and December 31, 2017:

September 30, 2018	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$69,845	$22,070	$49,033	$298,218	$439,166
Nonperforming	292	349	440	7,096	8,177
Total	$70,137	$22,419	$49,473	$305,314	$447,343

December 31, 2017	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$68,413	$21,148	$49,362	$303,126	$442,049
Nonperforming	213	283	202	6,037	6,735
Total	$68,626	$21,431	$49,564	$309,163	$448,784

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.84% of total loans were unsecured at September 30, 2018, down from 4.86% at December 31, 2017.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2018, the contract amounts of these instruments totaled approximately $72,042, compared to $68,859 at December 31, 2017.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2018 and December 31, 2017 are comprised of advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and promissory notes.  At December 31, 2017, FHLB Borrowings included $29 in capitalized lease obligations.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2018	$34,109	$6,405	$40,514
December 31, 2017	$28,625	$7,324	$35,949

Pursuant to collateral agreements with the FHLB, advances were secured by $296,332 in qualifying mortgage loans, $70,705 in commercial loans and $5,365 in FHLB stock at September 30, 2018.  Fixed-rate FHLB advances of $34,109 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.36%.  There were no variable-rate FHLB borrowings at September 30, 2018.

At September 30, 2018, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at September 30, 2018.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $238,871 at September 30, 2018.  Of this maximum borrowing capacity, the Company had $151,462 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of August 1, 2026, and have fixed rates ranging from 1.50% to 4.09% through August 1, 2021 and a year-to-date weighted average cost of 2.83% at September 30, 2018, as compared to 2.77% at December 31, 2017.  Promissory notes payable by Ohio Valley to related parties totaled $360 at September 30, 2018, and December 31, 2017.  Promissory notes payable to other banks totaled $2,578 at September 30, 2018, as compared to $3,440 at December 31, 2017.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $53,300 at September 30, 2018 and $60,000 at December 31, 2017.

Scheduled principal payments as of September 30, 2018:

	FHLB Borrowings	Promissory Notes	Totals

2018	$1,042	$657	$1,699
2019	3,651	3,290	6,941
2020	3,380	1,068	4,448
2021	3,000	565	3,565
2022	2,841	588	3,429
Thereafter	20,195	237	20,432
	$34,109	$6,405	$40,514

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 92.6% and 92.2% of total consolidated revenues for the quarters end September 30, 2018 and 2017, respectively.

NOTE 7 – SEGMENT INFORMATION (Continued)

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company's reportable segments is as follows:

	Three Months Ended September 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$10,168	$595	$10,763
Provision expense	950	12	962
Noninterest income	1,875	52	1,927
Noninterest expense	9,107	654	9,761
Tax expense	226	(5)	221
Net income	1,760	(14)	1,746
Assets	1,021,730	11,786	1,033,516

	Three Months Ended September 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$9,681	$587	$10,268
Provision expense	1,615	(14)	1,601
Noninterest income	2,224	58	2,282
Noninterest expense	8,579	643	9,222
Tax expense	69	5	74
Net income	1,642	11	1,653
Assets	1,008,078	11,536	1,019,614

	Nine Months Ended September 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$30,289	$2,624	$32,913
Provision expense	1,550	145	1,695
Noninterest income	6,916	625	7,541
Noninterest expense	27,236	2,007	29,243
Tax expense	1,199	229	1,428
Net income	7,220	868	8,088
Assets	1,021,730	11,786	1,033,516

	Nine Months Ended September 30, 2017
	Banking	Consumer Finance	Total Company
Net interest income	$28,558	$2,646	$31,204
Provision expense	1,815	106	1,921
Noninterest income	6,965	542	7,507
Noninterest expense	26,477	1,996	28,473
Tax expense	1,338	368	1,706
Net income	5,893	718	6,611
Assets	1,008,078	11,536	1,019,614

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank has facilitated the payment of tax refunds through a third-party tax refund product provider through electronic refund check/deposit ("ERC/ERD") transactions.  ERC/ERD transactions involve the payment of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund season, typically during the first quarter of each year.  The Bank's relationship with the third-party provider will not continue in 2019, but the Bank intends to consider alternative similar relationships for future years.  Loan Central also provides refund anticipation loans ("RALs") to its customers.  RALs are short-term cash advances against a customer's anticipated income tax refund.

Net income totaled $1,746 during the third quarter of 2018, an increase of $93, or 5.6%, compared to $1,653 during the third quarter of 2017. Earnings per share for the third quarter of 2018 finished at $.37 per share, compared to $.35 per share during the third quarter of 2017.  The Company's net income during the nine months ended September 30, 2018 totaled $8,088, an increase of $1,477, or 22.3%, compared to $6,611 during the nine months ended September 30, 2017. Earnings per share during the first nine months of 2018 finished at $1.71 per share, compared to $1.41 per share during the first nine months of 2017.  Higher earnings during both the quarterly and year-to-date periods were impacted primarily by higher interest revenues from loans and interest-bearing deposits with banks, as well as lower provision expense. Improved earnings were also impacted by a lower tax rate applied to operating income during 2018.

The improvement to net earnings also had a direct impact to the Company's annualized net income to average asset ratio, or return on assets ("ROA"), which increased to 1.01% at September 30, 2018, compared to 0.87% at September 30, 2017.  The Company's net income to average equity ratio, or return on equity ("ROE"), also increased to 9.67% at September 30, 2018, compared to 8.24% at September 30, 2017.

Net interest income for the three and nine months ended September 30, 2018 showed positive growth over the same periods in 2017, increasing 4.8% and 5.5%, respectively. The increase came primarily from interest revenues associated with year-to-date average earning asset growth of $63,893.  The growth in average earning assets came mostly from interest-bearing deposits with banks and loans.  The Company's average interest-bearing Federal Reserve clearing account grew $36,647, or 53.2%, during the first nine months of 2018 over the same period in 2017, as a result of growth in average deposits exceeding the growth in loans, as well as growth from seasonal tax refund processing activity.  Furthermore, the Federal Reserve's action to increase short-term interest rates by 100 basis points from September 2017 to September 2018 contributed to interest revenue growth.  The Company's average loans during the third quarter and year-to-date periods ended September 30, 2018 increased 2.8% and 3.6% over the same periods in 2017, respectively, led by growth within the commercial loan segment.

During the three months ended September 30, 2018, the Company's provision expense decreased $639, which contributed to a decrease of $226 during the nine months ended September 30, 2018, compared to the same periods in 2017.  The effect of lower provision expense was primarily the result of lower net charge-offs, which decreased 76.9% and 61.9% during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, respectively.

During the three months ended September 30, 2018, the Company's noninterest income decreased $355, or 15.6%, as compared to the same period in 2017.  This decrease led to limited growth in noninterest income of $34, or 0.5%, during the nine months ended September 30, 2018, as compared to the same period in 2017.  The change in noninterest income was impacted primarily by bank owned life insurance and annuity assets, which decreased over $400 during both the quarterly and year-to-date periods. This decrease was largely the result of tax-free bank owned life insurance proceeds collected in the third quarter of 2017. Further impacting noninterest income was revenue from other real estate owned ("OREO").  Although OREO income decreased by $59 during the third quarter of 2018, it was higher than the prior year amount, increasing $169 during the year-to-date period ended September 30, 2018, as compared to the same period in 2017.  This increase can be attributed to a lower amount of write-downs to OREO assets combined with higher gains on the sale of specific OREO assets during 2018.  Debit and credit card interchange income also had a positive impact on noninterest revenue, increasing $80 during the third quarter of 2018 and $230 during the first nine months of 2018, as compared to the same periods in 2017.  The remaining noninterest income categories increased $28, or 3.2%, during the third quarter of 2018 and increased $94, or 2.3%, during the first nine months of 2018, as compared to the same periods in 2017.

Total noninterest expense increased $539, or 5.8%, for the third quarter of 2018, and increased $770, or 2.7%, for the nine months ended September 30, 2018, as compared to the same periods in 2017.  Both the quarterly and year-to-date periods have been impacted by higher salaries and employee benefit costs and data processing expenses, which have collectively increased 10.3% and 8.1%, respectively, as compared to 2017.  The increases were largely from annual merit increases and higher health insurance expense.  Further impacting noninterest expense was data processing expense, which increased over 30% during both the three and nine months ended September 30, 2018, as compared the same periods in 2017.  Partially offsetting noninterest expense growth was costs from foreclosed assets, which decreased over 60% during both the three and nine months ended September 30, 2018, as compared the same periods in 2017.  Further reducing overhead costs for the year was fraud-related expense, which decreased $855 during the nine months ended September 30, 2018, as compared to the same period in 2017. This decrease in expense was related to four fraudulent wire transfers with a single account relationship totaling $933 that were discovered during the second quarter of 2017.  Prior to the end of 2017's second quarter, the Company was able to recover $103, resulting in net expense of $830 at June 30, 2017. The Company recovered the remainder of the expense from insurance in the fourth quarter of 2017.  The remaining noninterest expense categories decreased $58, or 1.7%, during the third quarter of 2018 and increased $106, or 1.1%, during the first nine months of 2018, as compared to the same periods in 2017, largely from professional fees and third-party consulting expenses.

The Company's provision for income taxes increased $147 during the third quarter of 2018, but decreased $278 during the first nine months of 2018, as compared to the same periods in 2017.  The year-to-date decline was related to the reduction of the federal income tax rate from 34% to 21% as part of the Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017.  The increase in tax expense for the third quarter was largely due to a higher level of taxable income combined with tax expense benefits recognized on tax-free BOLI proceeds and related post-retirement liability adjustments recorded in the third quarter of 2017.  These factors completely offset the effects of the federal income tax rate reduction.

At September 30, 2018, total assets were $1,033,516, compared to $1,026,290 at year-end 2017.  Higher assets were impacted mostly by growth in the Company's loan portfolio, finishing at $782,377 at September 30, 2018, compared to $769,319 at year-end 2017.  The commercial lending segment experienced a 4.5% increase from year-end 2017, which added to a 1.7% increase in consumer loans, and completely offset a 1.2% decrease in residential real estate loans from year-end 2017.  Total investment securities also increased $3,390 from year-end 2017, due mostly to new purchases of U.S. Government sponsored entity and Agency mortgage-backed securities. Asset increases were partially offset by lower interest-bearing deposits with banks, which decreased $8,139 from year-end 2017, driven by loan and investment security growth.

Total liabilities were $919,677 at September 30, 2018, up $2,748 from December 31, 2017. Interest-bearing deposits accounted for $17,251 of the increase, mostly from an increasing demand for time deposits, as well as growth in public fund and statement savings account balances.  Additional liability growth came from a $4,565 increase in other borrowed funds resulting from three new long-term advances with the Federal Home Loan Bank totaling $8 million that were used to fund specific earning asset purchases during the first quarter of 2018. Partially offsetting the increases to interest-bearing deposits and borrowings was a $21,080 decrease in noninterest-bearing deposits. The change in noninterest-bearing deposits came mostly from lower business checking account balances within the Mason County, West Virginia market area.

At September 30, 2018, total shareholders' equity was $113,839, up $4,478 since December 31, 2017.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2018 and December 31, 2017

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2018 compared to December 31, 2017.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2018, cash and cash equivalents were $65,119, a decrease of $9,454 from $74,573 at December 31, 2017.  The decrease in cash and cash equivalents came mostly from the Company's interest-bearing Federal Reserve Bank clearing account, impacted by the funding need associated with growth in loans and investment securities from year-end 2017. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to maintain seasonal tax refund deposits, as well as to fund earning asset growth and maturities of retail certificates of deposit ("CD's").  The interest rate paid on both the required and excess reserve balances is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during each of December 2017, March 2018, June 2018 and September 2018 caused the federal funds rate to finish at 2.25% at September 30, 2018.  The interest rate increases had a corresponding effect on the interest revenue growth experienced during the first nine months of 2018 on Federal Reserve Bank clearing account balances. The 2.25% interest rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.

As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  The Company's focus will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

The Company has been informed by its third-party tax refund product provider that the provider intends to cease utilizing the services of the Bank by the end of 2018, before the current contract expiration date of December 31, 2019.  Until the Bank replaces that agreement with an agreement with another tax refund product provider, the Company's liquidity levels likely will be materially affected and the Bank will need to use other sources of funding for earning asset growth. The Bank has determined that it will be unable to replace that agreement for the 2019 tax season but will consider alternatives for future years. The Bank is also pursuing payment from its current provider for breach of contract.

Certificates of deposit

At September 30, 2018, the Company had $2,310 in certificates of deposit owned by the Captive, an increase of $490, or 26.9%, from year-end 2017.  The deposits on hand at September 30, 2018 consist of ten certificates with remaining maturity terms ranging from less than 1 month up to 36 months.

Securities

The balance of total securities increased $3,390, or 2.9%, compared to year-end 2017.  The Company's investment securities portfolio is made up mostly of U.S. Government agency ("Agency") mortgage-backed securities, which increased $772, or 0.9%, from year-end 2017 and represented 72.4% of total investments at September 30, 2018.  During the first nine months of 2018, the Company invested $15,826 in new Agency mortgage-backed securities, while receiving principal repayments of $12,615.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.  The Company also experienced a $2,979, or 22.1%, increase in U.S. Government sponsored entity securities, primarily from new purchases during 2018.

In addition, increasing market rates during the first nine months of 2018 led to a $2,508 increase in the net unrealized loss position associated with the Company's available for sale securities, which lowered the fair value of securities at September 30, 2018.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized loss in the portfolio was further affected. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.
Loans

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. Gross loan balances totaled $782,377 at September 30, 2018, representing an increase of $13,058, or 1.7%, as compared to $769,319 at December 31, 2017.  Positive loan growth from the commercial and consumer loan portfolios was partially offset by balance decreases in the residential real estate loan portfolio.

The majority of the Company's successful loan growth resides in the commercial lending portfolio, which increased $14,499, or 4.5%, from year-end 2017.  This increase came mostly from the commercial and industrial segment, which increased $9,400, or 8.8%, from year-end 2017.  The increase was mostly impacted by a $7,961 state and municipal loan origination from the West Virginia market area during the first quarter of 2018.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Commercial loan growth was also impacted by the commercial real estate loan segment, which increased $5,099, or 2.4%, from year-end 2017.  The commercial real estate segment comprised the largest portion of the Company's total commercial loan portfolio at September 30, 2018, representing 65.2%. The Company experienced an increase in nonowner-occupied loan originations, causing balances to grow by $13,536, or 13.3%, from year-end 2017.  Nonowner-occupied loan originations during the first nine months of 2018 came mostly from the Waverly and Athens, Ohio markets.  Loan increases also came from construction loans, which increased $900, or 2.4%, from year-end 2017.  Partially offsetting these increases within the commercial real estate loan segment were larger payoffs from the owner-occupied loan segment, which decreased $9,337, or 12.7%, from year-end 2017. While management believes lending opportunities exist in the Company's markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company's primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances at September 30, 2018 increased $2,408, or 1.7%, from year-end 2017, finishing at $142,029. This growth was driven by higher automobile and home equity loan balances from year-end 2017.  Automobile loans represent the Company's largest consumer loan segment at 49.4% of total consumer loans.  The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

The residential real estate loan segment comprises the largest portion of the Company's overall loan portfolio at 39.0% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first nine months of 2018 decreased $3,849 or 1.2%, from year-end 2017.  This decrease was largely the result of increasing short-term adjustable-rate mortgages, which were up $359, being completely offset by decreasing long-term fixed-rate mortgages, which decreased $6,745, from year-end 2017. As part of management's interest rate risk strategy, the Company continues to sell most of its long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation, while maintaining the servicing rights for those mortgages.  A customer that does not qualify for a long-term, secondary market loan may choose from one of the Company's other adjustable-rate mortgage products, which has contributed to higher balances of adjustable-rate mortgages from year-end 2017.

Allowance for Loan Losses

The Company established an $8,315 allowance for loan losses at September 30, 2018, which was up from the $7,499 allowance at year-end 2017. The allowance was impacted by an increase of $411 in general allocations from year-end 2017.  As part of the Company's quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. From year-end 2017, both the historical loss and economic risk factors increased by 1 basis point, which contributed to the higher general allocation of the allowance for loan losses at September 30, 2018.  However, the Company's improved delinquency levels at September 30, 2018 served to partially offset these risk factor effects. Nonperforming loans to total loans finished at 1.36% for both September 30, 2018 and December 31, 2017.  Nonperforming assets to total assets dropped from 1.17% at year-end 2017 to 1.16% at September 30, 2018.  General risks in the portfolio were positively impacted by lower impaired loans at September 30, 2018, which decreased $7,166, or 39.6%, from year-end 2017, while criticized and classified loans from the commercial loan segment were collectively down $882, or 2.6%, from year-end 2017.

Further additions to the allowance for loan losses came from an increase in the Company's specific allocations from $94 at year-end 2017 to $499 at September 30, 2018.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The specific allocations at September 30, 2018 were primarily related to one residential real estate loan relationship that was determined to have a collateral value deficiency during the third quarter of 2018.

The Company's allowance for loan losses to total loans ratio finished at 1.06% at September 30, 2018 and 0.97% at year-end 2017.  Management believes that the allowance for loan losses at September 30, 2018 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the allowance for loan losses as necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2018 decreased $3,829, or 0.4%, from year-end 2017.  This change in deposits came primarily from noninterest-bearing deposit balances, which were down by $21,080, or 8.3%, from year-end 2017.  During the first nine months of 2018, the Company experienced a $15 million decrease in its business checking account balances in relation to one commercial depositor relationship.
Partially offsetting the decline in noninterest-bearing balances were increases in interest-bearing deposits, which were collectively up $17,251, or 2.9%, from year-end 2017.  The increase came mostly from higher interest-bearing NOW account balances from year-end 2017, which increased $11,119, or 15.3%. This increase was largely driven by higher municipal NOW product balances.  Growth in interest-bearing deposits was further impacted by a $6,409, or 6.4%, increase in statement savings account balances from year-end 2017.  Conversely, the Company saw its money market account balances decrease $10,636, or 8.0%, from year-end 2017, primarily from its Market Watch tiered account.
Since the first half of 2017, the Company has experienced a deposit shift into more interest-bearing time deposits.  At September 30, 2018, time deposits grew $5,828, or 2.9%, from year-end 2017. The increase has come mostly from retail time deposits, which increased $9,769, or 5.8% from year-end 2017.  The growth in retail time deposits was affected by a short-term promotional CD offering by the Bank during the fourth quarter of 2017 that carried a competitive rate to attract additional retail funding. With market investment rates increasing, management has adjusted its CD rates upward, which have generated more of a consumer preference to invest in a CD as compared to a tiered money market product. The Company's brokered CD issuances decreased $3,941, or 11.0%, as more interest-bearing deposit assets were used to fund earning asset growth.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2018, reflecting the Company's efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds
Other borrowed funds were $40,514 at September 30, 2018, an increase of $4,565, or 12.7%, from year-end 2017. The increase was related to management's decision to fund specific fixed-rate loans with like-term FHLB advances during the first quarter of 2018. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders' Equity
Regulations of the Board of Governors of the Federal Reserve System (the "FRB") require a state-chartered bank that is a member of a Federal Reserve Bank to maintain certain amounts and types of capital and generally also require bank holding companies to meet such requirements on a consolidated basis.  The FRB generally requires bank holding companies that have chosen to become financial holding companies to be "well capitalized," as defined by FRB regulations, in order to continue engaging in activities permissible only to bank holding companies that are registered as financial holding companies.  If, however, a bank holding company, whether or not also a financial holding company, satisfies the requirements of the Federal Reserve's Small Bank Holding Company Policy (the "SBHCP"), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company's bank subsidiaries meet all bank capital requirements.  As of September 30, 2018, the Company was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.
Total shareholders' equity at September 30, 2018 of $113,839 increased $4,478, or 4.1%, as compared to $109,361 at December 31, 2017. Capital growth during 2018 came primarily from year-to-date net income of $8,088, less dividends paid of $2,973.  In addition, net unrealized losses on available for sale securities increased $2,154 from year-end 2017, as increasing interest rates during the first nine months of 2018 caused a reduction in the fair value of the Company's investment portfolio.
Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2018 and 2017

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2018 compared to the same period in 2017. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the third quarter of 2018, net interest income increased $495, or 4.8%, as compared to the third quarter of 2017. During the nine months ended September 30, 2018, net interest income increased $1,709, or 5.5%, as compared to the nine months ended September 30, 2017. The improvement came primarily from an average balance growth in loans and interest-bearing deposits with banks, as well as short-term rate increases from a year ago.

Total interest and fee income recognized on the Company's earning assets increased $864, or 7.6%, during the third quarter of 2018, as compared to the same period in 2017.  During the nine months ended September 30, 2018, interest and fee income on earning assets increased $2,784, or 8.2%, as compared to the same period in 2017.  Growth was led by interest and fees on loans, which increased $629, or 6.0%, and $1,724, or 5.5%, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, respectively.  Average loans for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2018 grew by 2.8%, or $21,135.  Average loans for the nine months ended September 30, 2018 increased $26,882, or 3.6%, as compared to the nine months ended September 30, 2017.  Throughout most of 2017, the Company experienced a growing trend of loan origination improvement that has had a positive impact to loan earnings in 2018.  Furthermore, loan originations continued to improve during the third quarter of 2018, increasing average loans by $8,077 when compared to the linked quarter ended June 30, 2018.  The West Virginia market areas have been successful in generating over $12.5 million in average loan balances, mostly from commercial lending, when comparing the nine months ended September 30, 2018 to 2017.  During the same periods, the Athens, Ohio loan production office has also been successful in generating over $12.5 million in average commercial and residential real estate loans.  Average loan growth from a year ago was also impacted by growth within the automobile segment, as well as the commercial and industrial loan segment, impacted by loan participations and loans to states and political subdivisions.

During the three months ended September 30, 2018, interest income from interest-bearing deposits with banks increased $184, or 227.2%, which contributed to an increase of $862, or 187.8%, during the nine months ended September 30, 2018, when compared to the same periods in 2017.  The increase was primarily due to higher interest revenue recorded from the Company's interest-bearing Federal Reserve Bank clearing account.  The Company continues to utilize its Federal Reserve clearing account to manage seasonal tax refund deposits and fund earning asset growth.  Average Federal Reserve Bank clearing account balances grew 94.4% and 53.2% during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, which contributed to higher interest income.  Furthermore, this interest-bearing account carried an interest rate of 1.25% at September 30, 2017.  In December 2017, the Federal Reserve increased short-term rates by 25 basis points, and then again in March, June and September 2018 by another 25 basis points each to reach 2.25% at September 30, 2018.  The timing of the December 2017 and March 2018 rate adjustments benefited the Company, as it entered into the first quarter of 2018 experiencing significant levels of excess funds impacted by the large volume of ERC/ERD transactions that was maintained within the Federal Reserve clearing account.  Since the first quarter of 2018, these excess funds have been decreasing as a result of exiting the tax season.

The Company has been informed by its third-party tax refund product provider that the provider intends to cease utilizing the services of the Bank at December 31, 2018, before the current contract expiration date of December 31, 2019.  Until the Bank replaces that agreement with an agreement with another tax refund product provider, the Company's deposits with the Federal Reserve Bank will be reduced, resulting in a decrease in the Company's interest income.  The Bank has determined that it will be unable to replace that agreement for the 2019 tax season but will consider alternatives for future years. The Bank is also pursuing payment from its current provider for breach of contract. During the first nine months of 2018, when almost all of the tax refund processing has been completed and temporary deposits have been disbursed by the Bank, the Company earned approximately $894 in interest from tax refunds held in the Bank's Federal Reserve Bank clearing account.

The Company also believes that it may experience a reduction in interest income as a result of a new state law, signed into law on July 30, 2018, which places numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  The new law, which will not apply to loans made before April 27, 2019, will apply to much of the lending of Loan Central.  The Company is still attempting to determine the effect of the law on Loan Central and the Company, including the loans that would no longer be offered, increased expenses of loans offered and whether Loan Central might qualify for an exemption from the law, possibly after a potential amendment to the law or by making Loan Central a subsidiary of the Bank.  The Company believes at this time, however, that the effect will not be material to the Company on a consolidated basis.

Total interest expense incurred on the Company's interest-bearing liabilities during the third quarter of 2018 increased $369, or 35.2%, as compared to the same period in 2017.  This increase contributed to a $1,075, or 37.9%, increase in interest expense during the nine months ended September 30, 2018 when compared to the same period in 2017. The increase was primarily from interest expense on deposits, particularly time deposits.  With loan demand up and average loan balances growing successfully during 2018 and most of 2017, the Company utilized more CD balances as a funding source to help keep pace with earning assets.  The Company was successful in marketing a short-term CD special during the fourth quarter of 2017 that helped generate additional retail funds.  The Company also utilized more brokered CD deposits as an additional funding source during the second half of 2017 that has impacted 2018 interest costs.  As a result, average time deposits through September 30, 2018 have grown over $23 million when compared to average time deposits through September 30, 2017.  The Company's use of higher-costing time deposits caused the Company's total weighted average costs on interest-bearing deposits to increase by 19 basis points from 0.46% at September 30, 2017 to 0.65% at September 30, 2018. The higher average cost associated with time deposits, combined with higher average balances in 2018, contributed to over 80% of the interest expense increase during the three and nine months ended September 30, 2018, as compared to the same periods in 2017.

The Company's net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2018, the Company's third quarter net interest margin finished at 4.49%, compared to 2017's third quarter net interest margin of 4.52%.  The year-to-date net interest margin at September 30, 2018 finished at 4.41%, compared to 4.50% at September 30, 2017. This margin compression was related to higher average balances maintained at the Federal Reserve, which diluted the net interest margin due to the yield on those balances being less than other earning assets, such as loans and securities. Further impacting a lower margin is the continued rise in average costs on deposits, particularly time deposits.  The Company's primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses

During the third quarter of 2018, the Company's provision expense decreased $639, or 39.9%, as compared to the same period in 2017.  Lower provision expense was largely impacted by a $954 decrease in quarterly net charge-offs, primarily from the commercial real estate segment.  The positive impact of lower net charge-offs was partially offset by higher specific allocations of the allowance for loan losses.  At September 30, 2018, specific reserves totaled $499 compared to $94 at year-end 2017.  The increase was related to the collateral impairment of one residential real estate loan relationship that generated provision expense of $409 during the third quarter of 2018.

During the first nine months of 2018, provision expense decreased $226, or 11.8%, as compared to the same period in 2017.  Lower year-to-date provision expense was primarily impacted by net charge-offs.  Net charge-offs during the first nine months of 2018 totaled $879, which represented a decrease of $1,428 from the net charge-offs experienced during the same period in 2017, mostly from the commercial loan portfolio. The net charge-offs during the first nine months of 2017 included $1,011 in charge-offs of specific reserves for which allocations had already been made prior to 2017.

Future provisions to the allowance for loan losses will continue to be based on management's quarterly in-depth evaluation that is discussed in further detail under the caption "Critical Accounting Policies - Allowance for Loan Losses" within this Management's Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2018 decreased $355, or 15.6%, when compared to the three months ended September 30, 2017.  The quarter-to-date drop in revenue contributed to a limited growth in noninterest income of $34, or 0.5%, during the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017.  Lower quarterly noninterest revenue was largely impacted by BOLI and annuity income, which decreased $404, or 70.0%, during the three months ended September 30, 2018, when compared to the same period in 2017.  BOLI and annuity income was also down $459, or 46.8%, during the year-to-date period ended September 30, 2018, as compared to 2017.  BOLI investments are maintained by the Company in association with various benefit plans, including deferred compensation plans, director retirement plans and supplemental retirement plans. During the third quarter of 2017, the Company recorded $3,530 in anticipated cash proceeds related to four BOLI policies, which yielded net BOLI proceeds of $399 that was recorded to income. This large spike in earnings during the third quarter of 2017 caused the reduced effect in the third quarter of 2018, and also reduced the pace of growth in noninterest income on a year-to-date basis.

Noninterest income during 2018 was positively impacted by higher gains on OREO properties. In June of 2018, the Company recorded a $104 net gain on the sale of one commercial property that contributed to the $75 in total OREO revenue recorded during the nine months ended September 30, 2018.  Further impacting OREO income were lower losses incurred on OREO properties. In January 2017, the Company recorded a fair value write-down of $42 on one commercial property that contributed to the $94 in total OREO losses recorded during the first nine months of 2017.  With the Company minimizing its fair value write-downs during 2018, this generated a reverse effect (benefit) in the OREO income presented during the nine months ended September 30, 2018, when compared to the same period in 2017.  As a result, OREO income increased $169 during the nine months ended September 30, 2018, as compared to the same period in 2017.  During the three months ended September 30, 2018 the Company experienced higher net OREO losses of $82, as compared to $23 in net OREO losses during the previous year's third quarter.

The Company also continues to benefit from increases in debit and credit card interchange income, as the transaction volume associated with its debit and credit card products continues to grow.  Card transactions came mostly from restaurant, gasoline and retail store purchases.  The Company has also been successful in promoting the use of both debit and credit cards by offering incentives that permit their users to redeem accumulated points for merchandise, as well as cash incentives paid. As a result, debit and credit card interchange income increased $80, or 9.3%, during the third quarter of 2018, and $230, or 9.2%, during the first nine months of 2018, as compared to the same periods in 2017.

The remaining noninterest income categories increased $28, or 3.2%, during the third quarter of 2018 and increased $94, or 2.3%, during the first nine months of 2018, as compared to the same periods in 2017. This was largely impacted by increases in swap rate agreement revenue and mortgage banking income, being partially offset by lower seasonal ERC/ERD fees.

While ERC/ERD fees were down, this activity has generated close to 21% of the Company's noninterest income so far in 2018. During the first nine months of 2018, the Company earned $1,566 in ERC/ERD fees, constituting almost all of the ERC/ERD fees expected for 2018.  Because the Bank has been informed that its third-party tax refund product provider intends to cease utilizing the services of the Bank by the end of 2018, the Company's ERC/ERD fees and non-interest income will be negatively affected.

Noninterest Expense
Noninterest expense during the third quarter of 2018 increased $539, or 5.8%, as compared to the same period in 2017.  Noninterest expense during the first nine months of 2018 increased $770, or 2.7%, as compared to the same period in 2017.  The key contributor to both overhead expense period increases came from expenses associated with salaries and employee benefits.  Salary and employee benefit costs were up $518, or 10.3%, during the third quarter of 2018, and up $1,252, or 8.1%, during the year-to-date period ended September 30, 2108, as compared to the same periods in 2017.  Higher employee compensation costs continue to be impacted by annual merit increases and higher insurance costs.

The Company also experienced growth in data processing expense, which increased $195, or 34.6%, during the third quarter of 2018, and $528, or 32.0%, during the nine months ended September 30, 2018, as compared to the same periods in 2017.  The Company's total data processing expense is largely impacted by the transaction volume associated with debit and credit cards.  However, the increase from 2017 to 2018 came mostly from costs associated with improving operating system efficiencies that could potentially lead to higher noninterest revenue opportunities.  The expense is subject to the actual results of noninterest revenue improvement and will be monitored during the remainder of 2018.

Partially offsetting these effects of higher overhead expense were lower fraud-related and foreclosure asset expense.  Fraud-related expense decreased $12, or 33.3%, and $855, or 93.5%, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, respectively.  During the second quarter of 2017, the Company was made aware that four wire transfers associated with a single account relationship in May 2017 totaling $933 were fraudulently initiated. The Company was able to recover $103 of the money that was wired, which resulted in a net loss exposure of $830 at September 30, 2017. Although the Company would eventually recover the net expense in the fourth quarter of 2017 from existing insurance policies, the fraudulent transaction contributed to higher noninterest expense at September 30, 2017.

Also down was foreclosure expense, which decreased $104, or 65.8%, and $261, or 61.4%, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, respectively. Costs associated with foreclosed assets include the costs of maintaining various commercial real estate properties, such as taxes, management fees and general maintenance.

The remaining noninterest expense categories decreased $58, or 1.7%, during the third quarter of 2018, as compared to the same period in 2017.  This decrease between periods was impacted mostly from higher third-party consulting expenses incurred during the third quarter of 2017. The remaining noninterest expense categories increased $106, or 1.1%, during the first nine months of 2018, as compared to the same period in 2017. This change was largely from professional fees.  Professional fees were impacted by legal expense associated with the recovery efforts on loan deficiency balances.  Also within this line item were higher examination fees, which were impacted by the reinstatement of annual assessments on Ohio-chartered banks during the fourth quarter of 2017.  Due to the timing of reinstatement, the annual assessment by the Ohio Division of Financial Institutions will cover all of 2018, as compared to just the second half of 2017.

Efficiency

The Company's efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. During the quarterly and year-to-date periods ended September 30, 2018, the Company was successful in generating more net interest income primarily due to higher average earning assets. However, noninterest revenue decreased 15.6% during the third quarter of 2018, which, when combined with net interest income, contributed to a limited net revenue growth pace that was outweighed by a higher pace of growth in quarterly overhead expense.  As a result,  the Company's efficiency number during the quarter-to-date period ended September 30, 2018 increased (regressed) from 72.33% to 76.23%.  On a year-to-date basis, the successful growth in net interest income helped offset the limited growth in noninterest income and outpace the growth in overhead expense.  As a result, the Company's efficiency numbers during the year-to-date period ended September 30, 2018 improved from 72.5% to 71.7%.

Provision for income taxes

The Company recorded an income tax provision of $1,428 during the first nine months of 2018 and had an effective tax rate for the year of 15.0% on pre-tax income of $9,516. During the same period in 2017, the Company recorded an income tax provision of $1,706 and had an effective tax rate of 20.5% on pre-tax income of $8,317. The decline in the effective tax rate reflects the changes made by the TCJA, which was enacted on December 22, 2017.  The TCJA provided for a reduction in the corporate federal income tax rate from 34% to 21% effective January 1, 2018, as well as the introduction of business-related exclusions, deductions and credits.  Conversely, during the third quarter of 2018, the Company's income tax provision finished at $221 compared to $74 during the same period in 2017.  The increase in quarterly tax expense was largely due to a higher level of taxable income combined with tax expense benefits recognized on tax-free BOLI proceeds and related post-retirement liability adjustments recorded in the third quarter of 2017.  These factors completely offset the effects of the federal income tax rate reduction.

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
Prompt corrective action regulations applicable to insured depository institutions provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2018 and year-end 2017, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. Regulations of the Board of Governors of the Federal Reserve System (the "FRB") require a state-chartered bank that is a member of a Federal Reserve Bank to maintain certain amounts and types of capital and generally also require bank holding companies to meet such requirements on a consolidated basis.  The FRB generally requires bank holding companies that have chosen to become financial holding companies to be "well capitalized," as defined by FRB regulations, in order to continue engaging in activities permissible only to bank holding companies that are registered as financial holding companies.  If, however, a bank holding company, whether or not also a financial holding company, satisfies the requirements of the Federal Reserve's Small Bank Holding Company Policy (the "SBHCP"), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company's bank subsidiaries meet all bank capital requirements.  As of September 30, 2018, the Company was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

The following table summarizes the capital ratios (excluding the capital conservation buffer) of the Company and the Bank. The minimums for the Company are those that would have been required if the Company was not a small bank holding company under the SBHCP.

	9/30/18	12/31/17	Minimum Regulatory Capital Ratio	Minimum To Be Well Capitalized (1)
Total risk-based capital ratio
Company	17.3%	16.6%	8.0%	10.0%
Bank	15.8%	15.3%	8.0%	10.0%

Common equity tier 1 risk-based capital ratio
Company	15.0%	14.3%	4.5%	N/A
Bank	14.7%	14.3%	4.5%	6.5%

Tier 1 risk-based capital ratio
Company	16.1%	15.5%	6.0%	6.0%
Bank	14.7%	14.3%	6.0%	8.0%

Leverage ratio
Company	11.5%	11.0%	4.0%	N/A
Bank	10.5%	10.1%	4.0%	5.0%

(1)   For the Company, these amounts are required to engage in activities permissible only for a bank holding company that meets the financial holding company requirements. For the Bank, these are the amounts required for the Bank to be deemed well capitalized under the prompt corrective action regulations.

Cash dividends paid by the Company were $2,973 during the first nine months of 2018.  The year-to-date dividends paid totaled $0.63 per share for 2018.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $172,412, represented 16.7% of total assets at September 30, 2018. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2018, the Bank could borrow an additional $151,462 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2018, this line had total availability of $57,725. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and President (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10‑Q.  Based on that evaluation, Ohio Valley's Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10‑Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The expected discontinuance of the Bank's tax refund services under a contract with a third-party tax refund product provider may have an adverse effect on our net income and liquidity.

Through our relationship with a single tax refund product provider, the Bank offers products to facilitate the payment of tax refunds for customers who electronically file their tax returns. Under this program, the taxpayer may receive an electronic refund check or electronic refund deposit ("ERC/ERD").  In return, the Bank charges a fee for the service.  For the 2018 tax season, the Company recorded ERC/ERD fee income of $1,566.  In addition, the Bank recorded interest income of $894 on the temporary maintenance of tax refunds in the Bank's Federal Reserve Bank clearing account pending disbursement of the refunds.

The Bank has been informed by its third-party tax refund product provider that it intends to cease utilizing the services of the Bank by the end of 2018.  The termination of this relationship, unless and until replaced, will adversely affect the Company's liquidity and net income. The Bank will be unable to replace the relationship for the 2019 tax season but will consider alternatives for future years.

A new Ohio law applicable to certain non-bank lenders may result in a reduction of income from Loan Central's operations, thus reducing the Company's net income.

The Company also believes that it may experience a reduction in interest income as a result of a new state law, signed into law on July 30, 2018, which places numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  The new law, which will apply to loans made on and after April 27, 2019, will apply to much of the lending of Loan Central.   The Company is still attempting to determine the effect of the law on Loan Central and the Company, including the loans that would no longer be offered, increased expenses of loans offered, and whether Loan Central might qualify for an exemption from the law, possibly after a potential amendment to the law or by making Loan Central a subsidiary of the Bank.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2018.

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2018.

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

# Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Comprehensive Income; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.

Date:	November 9, 2018	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	November 9, 2018	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer