Form 10-K
period 2018-12-31
OHIO VALLEY BANC CORP
filed 2019-03-18
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
YES ☑   NO ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth cmpany.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company	Emerging growth company ☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑

    Based on the closing sales price of $52.45 per share on June 30, 2018, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $214,018,658.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2019 was 4,758,659.

Documents Incorporated By Reference:

(1)	Portions of the 2018 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“OVBC Captive”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 92.9%, 92.7% and 91.6% of total consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Interested readers can access Ohio Valley’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through Ohio Valley’s Internet website at www.ovbc.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the information contained on Ohio Valley’s website into this Annual Report on Form 10-K).  These reports can be accessed free of charge through a link to The NASDAQ Stock Market, LLC’s website from Ohio Valley’s website as soon as reasonably practicable after Ohio Valley electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”).

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2018, Ohio Valley’s consolidated assets approximated to $1,030,493,000, and total shareholders’ equity approximated to $117,874,000.

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

Information about the Company’s business segments is set forth in Note R to the Company’s Financial Statements located in Ohio Valley’s 2018 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has nineteen offices located in Ohio and West Virginia, all but two offering automatic teller machines (“ATMs”).  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2018.

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

Business of Loan Central

Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans generally to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax refund loan services.  Loan Central presently has six offices, all located within southeastern Ohio.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2018 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2018.

Financial Information

 Financial information regarding the Company as of December 31, 2018 and 2017 and results of operations for the last three fiscal years is contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2018.

Business Combinations

As of the close of business on August 5, 2016, Ohio Valley completed its merger with Milton Bancorp, Inc. (“Milton Bancorp”) pursuant to the terms of the Agreement and Plan of Merger dated as of January 7, 2016, by and between Ohio Valley and Milton Bancorp, as amended (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, Milton Bancorp was merged with and into Ohio Valley.  Immediately following the Merger, The Milton Banking Company (“Milton Bank”) was merged with and into the Bank.  The consideration paid for Milton Bancorp totaled $18.875 million, of which $11.444 million was the market value of the Company’s common shares and $7.431 million was cash.  The fair value of the common shares issued as part of the consideration paid for Milton Bancorp was determined on the basis of the closing price of the Company’s common shares on the acquisition date.  After the merger, the Company’s assets totaled approximately $950 million and branches increased to 19 locations.  Further detail on the merger is located in Ohio Valley’s 2018 Annual Report to Shareholders under “Note B – Business Combinations” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2018.

Lending Activities

The Company’s loan portfolio increased $7,733,000 to finish at $777,052,000 in 2018.  The increase in total loans was primarily due to growth within the Company’s Athens, Ohio and West Virginia locations.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2018, residential real estate loans decreased $5,084,000, or 1.6%, while commercial loans increased $9,068,000, or 2.8%, and consumer loans increased $3,749,000, or 2.7%, as compared to 2017.  Consolidated interest and fee revenue from loans accounted for 76.31%, 76.50%, and 76.21% of total consolidated revenues in 2018, 2017 and 2016, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of U.S. Government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.48%, 5.29% and 5.69% of total consolidated revenues in 2018, 2017 and 2016, respectively.  The Company currently does not engage in trading account activity.

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

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006, in which it served as a facilitator for the clearing of tax refunds for a single tax refund product provider.  An agreement between the Bank and the original provider required the Bank to process electronic refund checks ("ERC's") and electronic refund deposits ("ERD's") presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank, in turn, received a fee paid by the provider for each transaction that was processed by the Bank.  As a result of ERC/ERD fee activity being mostly seasonal, the majority of income was generally recorded during the first half of the fiscal year, with only minimal income recorded thereafter.  During the year ended 2018, the Company's ERC/ERD fees totaled $1,579,000 and the Company recorded $894,000 of interest income on the temporary maintenance of tax refunds by the Bank.  In 2015 the agreement between the Bank and the original provider, which had a term ending at December 31, 2019, was assumed by MetaBank.  MetaBank ceased utilizing the services of the Bank at the end of 2018.  The Bank has not yet established a relationship with a different third-party provider of such tax refund products.

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

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Ohio Valley as well as the Bank and Loan Central.  The summary is qualified in its entirety by reference to such statutes and regulations. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the Federal Deposit Insurance Fund.  They also may restrict Ohio Valley’s abilty to repurchase its common shares or to receive dividends from the Bank, and impose capital adequacy and liquidity requirements.

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

Holding Company Activities

Ohio Valley became a financial holding company during 2000, permitting it to engage in activities beyond those permitted for traditional bank holding companies.  In order to become a financial holding company, all of a bank holding company’s depository institutions must be well capitalized and well managed under federal banking regulations, and the depository institutions must have received a Community Reinvestment Act rating of at least satisfactory.  In addition, the holding company must be well managed and, unless it is a small bank holding company under the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy, must be well capitalized.

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

Loan Central is supervised and regulated by the State of Ohio Department of Financial Institutions, Division of Consumer Finance (“ODFI”).  Ohio Valley Financial Services is supervised and regulated by the State of Ohio Department of Insurance. OVBC Captive is supervised and regulated by the State of Nevada Division of Insurance. The insurance laws and regulations applicable to insurance agencies, including Ohio Valley Financial Services and OVBC Captive, require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law.  The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion.  Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards.  Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to Ohio Valley even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered “well capitalized” under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the bank’s federal banking agency determines that the organization’s risk profile warrants a more stringent leverage ratio.  The Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%.  The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets.  Tangible equity capital would be defined as total bank equity capital  or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets).  Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the Federal Reserve Board and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles (“GAAP”).

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

Regulation of Ohio State Chartered Banks

As an Ohio state-chartered bank that is a member of the Federal Reserve Bank of Cleveland (“FRB”), the Bank is supervised and regulated primarily by the ODFI and the Federal Reserve Board.  The Bank is also subject to the regulations of the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to adopt and enforce consumer protection regulations.

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
In 2017, the State of Ohio completed a substantial re-writing of Ohio’s banking laws that became effective on January 1, 2018.  One of the primary purposes of the revision of the law was to adopt one universal bank charter for depository institutions chartered by the state, rather than having separate types of state depository institution charters with different powers and limitations for banks, savings banks and savings and loan associations.  The result is that all Ohio-chartered depository institutions are now considered to have full commercial bank powers, unless an institution elects to continue to be governed by federal restrictions applicable to federal savings and loan associations and federal savings banks.  While the most substantial changes in the law affect institutions chartered by Ohio as savings banks or savings and loan associations prior to the effectiveness of the new law, some changes also apply to institutions, like the Bank, that were chartered as commercial banks prior to the change in the law.  The changes for all Ohio-chartered banks include provisions allowing Ohio-chartered banks to exercise the same powers, perform all acts, and provide all services that are permitted for federally chartered depository institutions, with the exception of laws and regulations dealing with interest rates, thereby enhancing opportunities for Ohio-chartered banks to compete with other financial institutions.  Other provisions clarify previous laws addressing, or allow more flexibility with respect to, corporate governance matters, mergers and acquisitions and additional reliance on Ohio corporate law generally.
Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations.  Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to the Bank:

•	Community Reinvestment Act of 1977: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.
•	Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.
•	Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.
•	Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.
•
Home Mortgage Disclosure Act: requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

•
Real Estate Settlement Procedures Act: requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs.

•
Privacy provisions of the Gramm-Leach-Bliley Act: requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access.

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.
In October 2017, the CFPB issued a final rule with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is required starting on August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan.  The second major part of the rule applies to the same types of loans as well as certain other longer-term loans that are repaid directly from the borrower’s account.  The rule states that it is an unfair and abusive pactice for the lender to withdraw payment from the borrower’s account after two consecutive payment attempts have failed, unless the lender obtains the consumer’s new and specific authorization to make further withdrawals from the account.  The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower’s account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule.  First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020.  It has requested comments on the proposed delay to be made within 30 days.  Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term ballon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements.  The CFPB has requrested comments to be made within 90 days on this proposal.  These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans.  The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

The impact of this rule on the Bank, both with and without the proposed amendments, is estimated to be minimal. The Bank originates very few, if any, loans covered by the rule as written or amended. The law’s effect on Ohio Valley’s consumer finance subsidiary, Loan Central, would be more burdensome under the rule as written in 2017. The 2017 version of the rule would have a material effect on several Loan Central loan products, including tax refund related loans. The 2019 amended rule would have substantially less of an impact on Loan Central’s loan products.

Ohio law requires that lenders in Ohio, with exemptions for banks, savings associations, credit unions and certain other financial institutions, obtain licenses and comply with numerous restrictions on various types of consumer lending.  The regulations address maximum permissible interest rates,  duration, amounts, permissible collateral, underwriting, renewals, collection and various other aspects of such loans.  On July 30, 2018, Ohio adopted a law (“HB 123”) placing much greater restrictions on such loans originated after April 26, 2019.  While the Bank is exempt from such laws, Ohio Valley’s consumer finance subsidiary, Loan Central, is not.  Loan Central may need to cease making most of its loans, consisting of tax refund related loans, when HB 123 becomes applicable.  Because most of Loan Central’s lending each year occurs before the end of April, the new law should not have a material effect on Loan Central and Ohio Valley for 2019.  Ohio Valley and Loan Central will continue to analyze the law and pursue potential ways to reduce the effect of the law on Loan Central before Loan Central’s 2020 tax season related lending commences in late 2019.

Capital Requirements

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted.  The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of a Federal Reserve Bank.  The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”).  New capital rules applicable to smaller banking organizations (the “Basel III Capital Rules”), which also implement certain of the provisions of the Dodd-Frank Act, became effective commencing on January 1, 2015.  Compliance with the new minimum capital requirements was required effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625% and effective January 1, 2019, is fully phased in at 2.5%.

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

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  Ohio Valley’s management believes that the Bank meets the ratio requirements to be deemed “well-capitalized” under the prompt corrective action regulations.

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.  A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules.  For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval.  These deposit-funding limitations can have an adverse effect on the bank’s liquidity.  At each successively lower capital category, an insured depository institution is subject to additional restrictions.  Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized, with a leverage ratio of less than 2%.  The Federal Deposit Insurance Act provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify various aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions.  In November 2017, the federal banking agencies extended, for the community banks, the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered. As described above, the bank regulatory agencies have proposed revised capital requirements under the Regulatory Relief Act.

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and Tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2018, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund (“DIF”).  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The DRR reached 1.36% at September 30, 2018.  The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  Such credits will be applied when the reserve ratio is at least 1.38%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in September of 2019. The Financing Coproration has projected that the last assessment will be collected on the March 29, 2019, FDIC invoice.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to hep meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA.  As of its most recent evaluation, the Bank was assigned an overall CRA rating of “Satisfactory.”

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

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagecy guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  This principles-based guidance, which covers all employees that have the ability to affect materially the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should:  (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  The Joint Guidance made incentive compensation part of the regulatory agencies’ examination process, with the findings of the supervisory intiatives included in reports of examination and enforcement actions possible.

In 2011, federal bank regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Joint Rules”).  The First Proposed Joint Rules generally would have applied to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (“the Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more.  The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

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

Some of the requirements would apply only to Level 1 and Level 2 institutions.  For all covered institutions, including Level 3 institutions, the Second Proposed Joint Rules would:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”
•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures.  In addition, certain practices and types of incentive compensation would be prohibited.

Employees

As of December 31, 2018, Ohio Valley and its subsidiaries had approximately 300 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2018 Annual Report to Shareholders, which are incorporated herein by reference.

I.          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2018, 2017 and 2016 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2018 and 2017 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2018	2017	2016
Securities Available for Sale
U.S. Government sponsored entity securities	$16,630	$13,473	$10,544
Agency mortgage-backed securities, residential	85,534	87,652	85,946
Total securities available for sale	$102,164	$101,125	$96,490
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$15,813	$17,577	$18,661
Agency mortgage-backed securities, residential	3	4	4
Total securities held to maturity	$15,816	$17,581	$18,665

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

C.	Excluding obligations of the U.S. Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.   LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2018	2017	2016	2015	2014

Residential real estate	$304,079	$309,163	$286,022	$223,875	$223,628
Commercial real estate	216,360	213,446	214,007	169,312	177,612
Commercial and industrial	113,243	107,089	100,589	81,936	83,998
Consumer	143,370	139,621	134,283	110,629	109,530
	$777,052	$769,319	$734,901	$585,752	$594,768

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

C.	1.	Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,173,000, $1,377,000 and $1,235,000 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. The amount of interest income that was included in net income recorded on such loans was $908,000, $920,000 and $779,000 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming, Past Due and Restructured Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2018 and 2017, there were no loans that are not already included in “Table V - Summary of Nonperforming, Past Due and Restructured Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2018, 2017 or 2016.

4.
Loan Concentrations - As of December 31, 2018 and 2017, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2018, located in Ohio Valley’s 2018 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2018 and 2017, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2018	2017	2016	2015	2014

Balance, beginning of year	$7,499	$7,699	$6,648	$8,334	$6,155
Loans charged off:
Residential real estate	874	745	384	828	487
Commercial real estate	4	1,067	63	1,971	235
Commercial and industrial	208	627	586	24	41
Consumer	2,514	1,642	2,170	1,428	1,216
Total loans charged off	3,600	4,081	3,203	4,251	1,979

Recoveries of loans:
Residential real estate	215	260	299	386	286
Commercial real estate	523	362	132	204	108
Commercial and industrial	327	86	16	234	392
Consumer	725	609	981	651	585
Total recoveries of loans	1,790	1,317	1,428	1,475	1,371

Net loan charge-offs	(1,810)	(2,764)	(1,775)	(2,776)	(608)
Provision charged to operations	1,039	2,564	2,826	1,090	2,787
Balance, end of year	$6,728	$7,499	$7,699	$6,648	$8,334
Ratio of net charge-offs to average loans outstanding	.23%	.37%	.28%	.47%	.10%
Ratio of allowance for loan losses to
non-performing assets	66.13%	62.39%	67.43%	69.01%	74.76%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Loan Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

V.   DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2018, 2017, or 2016.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2018 and 2017:

December 31, 2018		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$20,107	$11,371	$28,927	$66,558

December 31, 2017		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$14,450	$9,463	$32,998	$55,950

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table IX - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

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

Risks Related to Economic, Political and Market Conditions

Economic, political and market risks could adversely affect our earnings and capital through declines in loan demand, our borrowers’ ability to repay loans, the value of the collateral securing our loans, and deposits.

Our success depends, to a certain extent, upon economic and political conditions, local, national and even international, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our financial condition and results of operations.  The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the remainder of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States. The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown.  Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings.  These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities (in particular, the Board of Governors of the Federal Reserve System).  While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income and could have a material adverse effect on our financial condition and results of operations.

In addition to the effect of changes in interest rates on our interest rate spread, changes in interest rates may negatively affect the ability of our borrowers to repay their loans, particularly as interest rates have been rising and adjustable-rate debt becomes more expensive. Increased defaults on loans could have a material adverse effect on our financial condition, results of operations and cash flows.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist. Ohio Valley’s primary exposure to LIBOR relates to its LIBOR-based floating rate loans with borrowers, swap contracts with customers, offsetting swap contracts with a third party related to the swap contracts with customers and LIBOR-based floating rate borrowings.  Ohio Valley's contracts generally include a LIBOR term plus an incremental margin rate.  The manner and impact of this transition, as well as the effect on our loan revenue and funding costs, is uncertain at this time.

Adverse changes in the financial markets may adversely impact our results of operations.

The capital and credit markets have been experiencing unprecedented levels of volatility since 2008. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages.  Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

Structured investments have at times been subject to significant market volatility due to the uncertainty of credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles.

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

In our market area, we encounter significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.  Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.  Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction.  For example, consumers can now pay bills and transfer funds directly without banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, technological advancements allow parties to better serve customers, increase efficiency, and reduce costs. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend, in part, on our ability to use technology to deliver products and services that provide convenience to customers and to create additional efficiencies in our operations.

Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our business development and marketing strategy largely to serve the banking and financial services needs of small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger companies.  If general economic conditions negatively impact our Ohio and West Virginia markets or the other geographic markets in which we operate, our results of operations and financial condition may be negatively affected.

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

We may acquire other financial institutions or parts of institutions in the future and may open new branches.  We also may consider and enter into new lines of business or offer new products or services.  Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions or new products or services;
•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;
•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;
•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	entry into unfamiliar markets;
•	the possible failure of the introduction of new products and services into our existing business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

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

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  In accordance with GAAP, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses.  Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results.  Our allowance for loan losses is based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current economic conditions in the primary lending area, prior experience, possible losses arising from specific problem loans, and our evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses.  Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which will be effective for us in the first quarter of 2020.  We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance.  Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

The discontinuance of the Bank’s tax refund services under a contract with a third-party tax refund product provider and the related litigation may have an adverse effect on our net income and liquidity.

Through its relationship with a third-party tax refund product provider, the Bank previously offered products to facilitate the payment of tax refunds for customers who electronically filed their tax returns. Under this program, the taxpayer received an ERC/ERD.  In return, the Bank charged a fee for the service.  For the 2018 tax season, the Company recorded ERC/ERD fee income of $1,579.  In addition, the Bank recorded interest income of $894 on the temporary maintenance of tax refunds in the Bank’s Federal Reserve Bank clearing account pending disbursement of the refunds.

The Bank’s third-party tax refund product provider ceased utilizing the services of the Bank at the end of 2018.  The termination of this relationship, unless and until replaced, will adversely affect the Company’s liquidity and net income. The Bank will be unable to replace the relationship for the 2019 tax season but will consider alternatives for future years.  Further, the Bank has filed a lawsuit against the third-party tax refund provider alleging breach of contract.  There can be no assurance of the timing and extent of damages recovered through such litigation, and the costs of the litigation will have an adverse effect on Ohio Valley’s liquidity and net income.
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

Our business requires that we collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our dependence upon automated systems to record and process the Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  Our inability to use these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  We could also be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  We are further exposed to the risk that third-party service providers may be unable to fulfill their contractual obligations or will be affected by the same risks as the Bank has.  These disruptions may interfere with service to the Bank’s customers, cause additional regulatory scrutiny and result in a financial loss or liability.  We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

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

Management cannot be certain that the security controls we have adopted will prevent unauthorized access to our computer systems or those of our third-party service providers, whom we require to maintain similar controls. A security breach of the computer systems and loss of confidential information, such as customer account numbers or personal information, could result in a loss of customers’ confidence and, thus, loss of business.  In addition, unauthorized access to or use of sensitive data could subject us to litigation and liability and costs to prevent further such occurrences.
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

Ohio Valley and the Bank are required by regulatory authorities to maintain specified levels of capital.  Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating inclusion of certain instruments from the calculation of capital.    If we experience increased loan losses, we may need to obtain additional capital.  In addition, we may elect to raise additional capital to support its business, to finance acquisitions, if any, or for other purposes.  Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.  There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us.  If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships.  Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor.  While we believe we have strong relationships with our key producers, we cannot guarantee that all of our key personnel will remain with our organization.  Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

If we foreclose on collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenue.

We may have to foreclose on collateral property to protect our investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate.  The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:  (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God.  Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment, or we may be required to dispose of the real property at a loss.  We may also acquire properties with hazardious substances that must be removed or remediated, the costs of which could be substantial, and we may not be able to recover such costs from the responsible parties.  The foregoing expenditures and costs could adversely affect our ability to generate revenues, resulting in reduced levels of profitability.

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

Although our common shares are quoted on the NASDAQ Global Market, the volume of trades on any given day has historically been limited.  As a result, shareholders might not have been able to sell or purchase our common shares at the volume, price or time desired.  On June 26, 2017, our common shares were added to the Russell 3000® Index.  The addition of our common shares to the Russell 3000® Index increased the volume of trading in our shares as well as the price at which our shares trade.   There can be no assurance that our common shares will remain in that index.  If our common shares are removed from the Russell 3000® Index, the volume of trading in our shares may decrease materially as well as the prices at which our shares trade.

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

The extended disruption of vital infrastructure could negatively impact our results of operations and financial condition.

Our operations depend upon, among other things, our technological and physical infrastructure, including our equipment, facilities and access to the worldwide web via the internet. While disaster recovery procedures are in place, an extended disruption of our vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, denial of service attacks, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control, could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations, and financial condition.

We may be the subject of litigation, which would result in legal liability and damage our business and reputation.

From time to time, Ohio Valley and the Bank may be subject to claims or legal action from customers, employees or others. Financial institutions like Ohio Valley and the Bank are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Ohio Valley and the Bank are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding their businesses. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions, Ohio Valley and the Bank are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against Ohio Valley could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Risks Related to Legal, Regulatory and Accounting Changes

New laws and increased regulatory oversight may significantly affect our business, financial condition and results of operations.

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders.  Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes.  Moreover, the current United States President and certain legislators have taken steps to make extensive changes to regulations affecting financial institutions.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us and our ability to increase the value of our business, possibly limiting the services we provide, increasing the potential for competition from non-banks, or requiring us to change the way we operate.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution’s allowance for loan losses.  Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or market area.

In light of events that have occurred in the global financial markets and the global economy since 2007, regulators have increased their focus on the regulation of the financial services industry.  New statutes and regulations have subjected us to additional restrictions and requirements that have had an impact on our business and results of operations.

In 2013, the Federal Reserve Board published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U. S. banking organizations.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions. Although Ohio Valley and the Bank are in compliance with the Basel III Capital Rules, any future changes to capital requirements could have a material impact on Ohio Valley.

In addition to laws, regulations and actions directed at the operations of banks in general, the CFPB has adopted regulations directed at consumer lending in particular.   In October 2017, the CFPB issued a final rule (the “Payday Rule”) with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections to be required starting on August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan.  The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36 percent that are repaid directly from the borrower’s account.  The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower’s account after two consecutive payment attempts have failed, unless the lender obtains the consumer’s new and specific authorization to make further withdrawals from the account.  The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower’s account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule.  First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020.  It has requested comments on the proposed delay to be made within 30 days.  Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term ballon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements.  The CFPB has requrested comments to be made within 90 days on this proposal.  These proposals do not change the provisions of the Payday Rule that address lender payment practices wiith respect to covered loans.  The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

We are currently assessing the expected effect of this new rule on the Bank’s and Loan Central’s lending businesses and on the Company’s financial condition and results of operations.  The costs of copmlying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company. The impact of this rule on the Bank, both with and without the proposed amendments, is estimated to be minimal. The Bank originates very few, if any, loans covered by the rule as written or amended. The law’s effect on Ohio Valley’s consumer finance subsidiary, Loan Central, would be more burdensome under the rule as written in 2017. The 2017 version of the rule would have a material effect on several Loan Central loan products, including tax refund related loans. The 2019 amended rule would have substantially less of an impact on Loan Central’s loan products.

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

A new Ohio law applicable to certain non-bank lenders may result in a reduction of income from Loan Central’s operations, thus reducing Ohio Valley’s net income.

Ohio Valley believes that it may experience a reduction in interest income as a result of a new state law, signed into law on July 30, 2018, which places numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  The new law, which will apply to loans made on and after April 27, 2019, may adversely affect almost all of the lending of Loan Central, Inc. (“Loan Central”), a wholly-owned consumer finance subsidiary of Ohio Valley, consisting of its tax refund related loans.  Of Ohio Valley’s $11.9 million of net income for 2018, approximately up to $0.8 million was contributed by such tax refund related lending.  Because most of Loan Central’s lending each year occurs before the end of April, the new law should not have a material effect on the net income of Ohio Valley for 2019.  Ohio Valley and Loan Central will continue to analyze the law and pursue potential ways to reduce the effect of the law on Ohio Valley’s income before Loan Central’s 2020 tax season related lending commences in late 2019.  If our efforts are not successful, which is a substantial likelihood, Loan Central’s tax refund related lending could be rendered impossible, and Ohio Valley’s income will, as a result, be adversely impacted by the loss of that source of income.

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

Changes in accounting standards, policies, estimates or procedures could impact our reported financial condition or results of operations.

Entities that set generally applicable accounting standards, such as the FASB, the Securities and Exchange Commission, and other regulatory boards, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the restatement of our financial statements for prior periods.

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  Ohio Valley will be required to comply with the new standard in the first quarter of 2020.  Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital.  The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with GAAP and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

Management has identified several accounting policies that are considered significant (two as being “critical”) to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in our reporting materially different amounts.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 - PROPERTIES

Ohio Valley does not own or lease any real or personal property.

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns fourteen financial service centers located in Gallipolis (Gallia Co.), Jackson, Oak Hill and Wellston (Jackson Co.), Waverly (Pike Co.), New Holland (Pickaway Co.), and Mount Sterling (Madison Co.)  in Ohio; and Point Pleasant (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia.  The Bank leases five additional financial service centers located in Gallipolis (Gallia Co.), Pomeroy (Meigs Co.) and Athens (Athens Co.) in Ohio.  The Bank also owns and operates thirty-seven ATMs, including twenty off-site ATMs.  Furthermore, the Bank owns three facilities and leases one facility in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), and a facility in Point Pleasant (Mason Co.), in West Virginia, which are all leased to third parties.

Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point (Lawrence Co.), Wheelersburg (Scioto Co.) and Chillicothe (Ross Co.), all in Ohio.  All of these facilities are leased by Loan Central, except for the Jackson (Jackson Co.) and Wheelersburg (Scioto Co.) facilities.  Loan Central leases a portion of its Wheelersburg (Scioto Co.) facility to a third party.

Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank and Loan Centrals’ leased facilities are all subject to commercially standard leasing arrangements.

Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note E – Premises and Equipment” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2018, located in Ohio Valley’s 2018 Annual Report to Shareholders.

ITEM 3 – LEGAL PROCEEDINGS

Not applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Item 201(d) of SEC Regulation S-K is incorporated herein by reference to the information presented under “Note J - Subordinated Debentures and Trust Preferred Securities” and “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2018 located in Ohio Valley’s 2018 Annual Report to Shareholders.  Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,150 shareholders as of February 28, 2019.

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2018.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2018.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2018 Annual Report to Shareholders. Comparisons for presented periods were impacted by factors that included the acquisition of Milton Bank in 2016 and the deferred tax asset expense adjustment in 2017. Information concerning the details of these factors are included in “Note B – Business Combinations” and “Note K – Income Taxes” of Ohio Valley’s 2018 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2018 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2018 Annual Report to Shareholders.  The supplementary data “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2018 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2018 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2018 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 15, 2019 (the “2019 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers and Directors” of the 2019 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Compensation of Executive Officers and Directors” and “Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2019 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2019 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2019 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2019 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2018 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:
Consolidated Statements of Condition as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index beginning on page 39 of this Form 10-K.

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

10.1*
The Ohio Valley Bank Company Executive Group Life Split Dollar Plan Agreement, dated December 31, 2011, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2015 (SEC File No. 0-20914).

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

10.3(b)*
Schedule A to Exhibit 10.3(a) identifying other identical Third Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.3(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

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

Exhibit Number	Exhibit Description

10.8*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.9*	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

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

10.15*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.15 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.16*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.16 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.17*
2016 Determination of Director’s Fees Agreement for purposes of the Director Deferred Fee Agreements for Directors Thomas, Howe, Wiseman, Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.17 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

10.18*
2016 Determination of Director’s Fees Agreement for purposes of the Director Deferred Fee Agreement for Director Smith:  Incorporated herein by reference to Exhibit 10.18 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.19*
2016 Determination of Director’s Fees Agreement for purposes of the Director Retirement Agreement for Directors Thomas, Howe, Smith, and Wiseman:  Incorporated herein by reference to Exhibit 10.19 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

10.20*
The Ohio Valley Bank Company Director Deferred Fee Agreements between Jeffrey E. Smith and The Ohio Valley Bank Company that include:  Director Deferred Fee Agreement dated December 1, 1996, the First Amendment to the Director Deferred Fee Agreement, dated May 20, 2003, and the Second Amendment to the Director Deferred Fee Agreement dated March 29, 2018: Filed herewith.

10.21*
2016 Determination of Director’s Fees Agreement for purposes of the Director Retirement Agreement for Directors Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.21 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (SEC File No. 0-20914).

10.22*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.22 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

10.22(a)*
Schedule A to Exhibit 10.22 identifying other Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.22(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

10.23*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 20, 2017, between John G. Jones and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.23 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

10.24*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.24 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

10.24(a)*
Schedule A to Exhibit 10.24 identifying other Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.24(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

Exhibit Number	Exhibit Description

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2018:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

21	Subsidiaries of Ohio Valley: Filed herewith.

23	Consent of Crowe LLP.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

101.INS #	XBRL Instance Document: Submitted electronically herewith. #

101.SCH #	XBRL Taxonomy Extension Schema: Submitted electronically herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Submitted electronically herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Submitted electronically herewith. #

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Submitted electronically herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Submitted electronically herewith. #

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 18, 2019	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2019 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Thomas E. Wiseman	President and Chief Executive Officer
Thomas E. Wiseman	(principal executive officer) and Director

/s/Scott W. Shockey	Senior Vice President and Chief Financial Officer
Scott W. Shockey	(principal financial officer and principal accounting officer)

/s/Jeffrey E. Smith	Chairman of the Board
Jeffrey E. Smith

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Harold A. Howe	Director
Harold A. Howe

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/John G. Jones	Director
John G. Jones

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Edward J. Robbins	Director
Edward J. Robbins