Form 10-Q
period 2019-03-31
OHIO VALLEY BANC CORP
filed 2019-05-14
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20914

OHIO VALLEY BANC CORP.
(Exact name of registrant as specified in its charter)

Ohio	31-1359191
(State of Incorporation)	(I.R.S. Employer Identification No.)

420 Third Avenue, Gallipolis, Ohio	45631
(Address of principal executive offices)	(ZIP Code)

(740) 446-2631
(Issuer’s telephone number, including area code)
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:
Common shares, without par value	OVBC	The NASDAQ Stock Market LLC (The NASDAQ Global Market)
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

The number of common shares of the registrant outstanding as of May 10, 2019 was 4,758,659.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

ASSETS
Cash and noninterest-bearing deposits with banks	$13,128	$13,806
Interest-bearing deposits with banks	59,769	57,374
Total cash and cash equivalents	72,897	71,180

Certificates of deposit in financial institutions	2,065	2,065
Securities available for sale	110,281	102,164
Securities held to maturity (estimated fair value: 2019 - $16,124; 2018 - $16,234)	15,590	15,816
Restricted investments in bank stocks	7,506	7,506

Total loans	780,644	777,052
Less: Allowance for loan losses	(8,013)	(6,728)
Net loans	772,631	770,324

Premises and equipment, net	15,535	14,855
Premises and equipment held for sale, net	280	----
Other real estate owned, net	470	430
Accrued interest receivable	2,808	2,638
Goodwill	7,371	7,371
Other intangible assets, net	349	379
Bank owned life insurance and annuity assets	29,571	29,392
Operating lease right-of-use asset, net	1,214	----
Other assets	6,305	6,373
Total assets	$1,044,873	$1,030,493

LIABILITIES
Noninterest-bearing deposits	$233,804	$237,821
Noninterest-bearing deposits held for sale	8,657	----
Interest-bearing deposits	600,691	608,883
Interest-bearing deposits held for sale	18,552	----
Total deposits	861,704	846,704

Other borrowed funds	37,577	39,713
Subordinated debentures	8,500	8,500
Operating lease liability	1,214	----
Accrued liabilities	15,526	17,702
Total liabilities	924,521	912,619

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2019 - 5,418,398 shares issued; 2018 - 5,400,065 shares issued)	5,418	5,400
Additional paid-in capital	50,162	49,477
Retained earnings	81,042	80,844
Accumulated other comprehensive loss	(558)	(2,135)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	120,352	117,874
Total liabilities and shareholders’ equity	$1,044,873	$1,030,493

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2019	2018

Interest and dividend income:
Loans, including fees	$11,912	$11,249
Securities
Taxable	618	566
Tax exempt	84	93
Dividends	113	109
Interest-bearing deposits with banks	319	685
Other Interest	12	7
	13,058	12,709

Interest expense:
Deposits	1,342	892
Other borrowed funds	235	235
Subordinated debentures	94	72
	1,671	1,199
Net interest income	11,387	11,510
Provision for loan losses	2,377	756
Net interest income after provision for loan losses	9,010	10,754

Noninterest income:
Service charges on deposit accounts	503	502
Trust fees	64	60
Income from bank owned life insurance and annuity assets	178	176
Mortgage banking income	69	64
Electronic refund check / deposit fees	----	1,228
Debit / credit card interchange income	914	861
Gain (loss) on other real estate owned	----	(13)
Other	118	198
	1,846	3,076
Noninterest expense:
Salaries and employee benefits	5,536	5,702
Occupancy	453	441
Furniture and equipment	263	254
Professional fees	672	508
Marketing expense	270	262
FDIC insurance	3	143
Data processing	535	714
Software	411	396
Foreclosed assets	106	55
Amortization of intangibles	31	36
Other	1,288	1,297
	9,568	9,808

Income before income taxes	1,288	4,022
Provision for income taxes	95	656

NET INCOME	$1,193	$3,366

Earnings per share	$.25	$.71

Dividends per share	$.21	$.21

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2019	2018

Net Income	$1,193	$3,366

Other comprehensive income:
Change in unrealized loss on available for sale securities	1,996	(1,566)
Related tax (expense) benefit	(419)	329
Total other comprehensive income (loss), net of tax	1,577	(1,237)

Total comprehensive income	$2,770	$2,129

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$5,400	$49,477	$80,844	$(2,135)	$(15,712)	$117,874
Net income	----	----	1,193	----	----	1,193
Other comprehensive income, net	----	----	----	1,577	----	1,577
Common stock issued to ESOP, 8,333 shares	8	320	----	----	----	328
Common stock issued through dividend reinvestment, 10,000 shares	10	365	----	----	----	375
Cash dividends, $.21 per share	----	----	(995)	----	----	(995)
Balance at March 31, 2019	$5,418	$50,162	$81,042	$(558)	$(15,712)	$120,352

Balance at December 31, 2017	$5,362	$47,895	$72,694	$(878)	$(15,712)	$109,361
Net income	----	----	3,366	----	----	3,366
Other comprehensive (loss), net	----	----	----	(1,237)	----	(1,237)
Common stock issued to ESOP, 7,294 shares	7	288	----	----	----	295
Common stock issued through dividend reinvestment, 10,223 shares	10	403	----	----	----	413
Cash dividends, $.21 per share	----	----	(987)	----	----	(987)
Balance at March 31, 2018	$5,379	$48,586	$75,073	$(2,115)	$(15,712)	$111,211

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2019	2018

Net cash provided by operating activities:	$1,358	$5,668

Investing activities:
Proceeds from maturities of securities available for sale	3,881	3,958
Purchases of securities available for sale	(10,035)	(9,921)
Proceeds from maturities of securities held to maturity	215	214
Net change in loans	(4,717)	902
Proceeds from sale of other real estate owned	----	349
Purchases of premises and equipment	(1,246)	(473)
Net cash used in investing activities	(11,902)	(4,971)

Financing activities:
Change in deposits	15,017	62,812
Proceeds from common stock through dividend reinvestment	375	413
Cash dividends	(995)	(987)
Proceeds from Federal Home Loan Bank borrowings	----	8,000
Repayment of Federal Home Loan Bank borrowings	(1,508)	(896)
Change in other long-term borrowings	(628)	(118)
Change in other short-term borrowings	----	(332)
Net cash provided by financing activities	12,261	68,892

Change in cash and cash equivalents	1,717	69,589
Cash and cash equivalents at beginning of period	71,180	74,573
Cash and cash equivalents at end of period	$72,897	$144,162

Supplemental disclosure:
Cash paid for interest	$1,434	$1,061
Cash paid for amounts included in the measurement of operating lease liabilities	66	----
Transfers from loans to other real estate owned	40	131
Operating lease right-of-use asset	1,280	----
Operating lease liability	1,280	----

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc. (“Loan Central”), a consumer finance company, Ohio Valley Financial Services Agency, LLC (“Ohio Valley Financial Services”), an insurance agency, and OVBC Captive, Inc. (the “Captive”), a limited purpose property and casualty insurance company.  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC (“Ohio Valley REO”), an Ohio limited liability company, to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO.  Ohio Valley and its subsidiaries are collectively referred to as the “Company”.  All material intercompany accounts and transactions have been eliminated in consolidation.
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2019, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2019.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2018 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2018 have been reclassified to conform to the presentation for 2019.  These reclassifications had no effect on the net income or shareholders’ equity.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,748,474 and 4,711,608 for the three months ended March 31, 2019 and 2018, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ADOPTION OF NEW ACCOUNTING STANDARD UPDATES (“ASU”):  On January 1, 2019, the Company adopted ASU 2016-02, “Leases”, which requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet.  As permitted by ASU 2016-02, the Company applied the optional transition method and elected the adoption date of January 1, 2019.  As a result, the consolidated balance sheet prior to January 1, 2019 was not restated and continues to be reported under the old guidance, which did not require the recognition of operating leases on the balance sheet. Therefore, the consolidated balance sheet for 2019 is not comparative to 2018.

As permitted by ASU 2016-02, the Company elected the package of practical expedients that permits the Company to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) initial direct costs for any existing leases. As a result, leases entered into prior to January 1, 2019 were accounted for under the old guidance and were not reassessed.  For lease contracts entered into on or after January 1, 2019, the Company will assess whether the contract is or contains a lease based on (1) whether the contract involves the use of a distinct, identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of asset, and (3) whether the Company has the right to direct the use of asset.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The adoption of ASU 2016-02 had a substantial impact to our consolidated balance sheet, primarily from the recognition of the operating lease ROU assets and the liability for operating leases. Operating leases consist primarily of branch buildings and office space for both the Bank and Loan Central. The Company has no finance leases. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were both recognized based on the present value of future lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The present value of future minimum lease payments also includes any options noted within the lease terms to extend the lease when it is reasonably certain the Company will exercise that option. The Company elected to keep leases with an initial term of 12 months or less off of the consolidated balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. Leases that contain variable lease payments, including payments based on an index or rate, are initially measured using the index or rate in effect at the commencement date. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Upon adoption, the Company recorded an adjustment of $1,280 to operating ROU assets and the related lease liability. For additional information on leases, see Note 8.

Beginning January 1, 2019, the Company adopted ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities Receivables”, which requires the amortization of the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount was not be impacted by the ASU. This ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to replace the current “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model.  These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual periods, beginning after December 15, 2018.  A CECL steering committee has developed a CECL model and is evaluating the source data, various credit loss methodologies and model results in relation to the new ASU guidance.  Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.  Management expects the adoption will result in a material increase to the allowance for loan losses balance.  At this time, the impact is being evaluated.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. In some instances, fair value adjustments can be made based on a quoted price from an observable input, such as a purchase agreement.  Such adjustments would be classified as a Level 2 classification.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:
	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,689	----
Agency mortgage-backed securities, residential	----	93,592	----
Interest rate swap derivatives	----	237	----
Interest rate swap derivatives	----	(237)	----

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,630	----
Agency mortgage-backed securities, residential	----	85,534	----
Interest rate swap derivatives	----	101	----
Interest rate swap derivatives	----	(101)	----

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:
	Fair Value Measurements at March 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	----	----	$1,206
Commercial real estate:
Owner-occupied	----	----	156
Nonowner-occupied	----	----	263
Commercial and industrial	----	----	1,898

Other real estate owned:
Commercial real estate:
Construction	----	228	----

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements at December 31, 2018, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$264

Other real estate owned:
Commercial real estate:
Construction	----	228	----

At March 31, 2019, the Company’s recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $3,784, with a corresponding valuation allowance of $261.  This resulted in an increase of $163 to provision expense during the three months ended March 31, 2019, with no additional charge-offs recognized.  This is compared to no provision expense on such loans during the three months ended March 31, 2018, and no additional charge-offs recognized.  At December 31, 2018, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $362, with a corresponding valuation allowance of $98, resulting in an increase of $4 in provision expense during the year ended December 31, 2018, with no corresponding charge-offs recognized.

Other real estate owned that was measured at fair value less costs to sell at March 31, 2019 and December 31, 2018 had a net carrying amount of $228, which is made up of the outstanding balance of $2,217, net of a valuation allowance of $1,989. There were no corresponding write downs during the three months ended March 31, 2019 and 2018.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Residential real estate	$1,206	Sales approach	Adjustment to comparables	0.2% to 20%	11.2%
Commercial real estate:
Owner-occupied	156	Sales approach	Adjustment to comparables	7.8% to 478%	124.4%
Nonowner-occupied	263	Sales approach	Adjustment to comparables	6.8% to 66.7%	18.0%

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$264	Sales approach	Adjustment to comparables	6.8% to 66.7%	18.0%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at March 31, 2019 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$72,897	$72,897	$	----	$	----	$72,897
Certificates of deposit in financial institutions	2, 065	----		2,065		----	2,065
Securities available for sale	110,281	----		110,281		----	110,281
Securities held to maturity	15,590	----		7,664		8,460	16,124
Loans, net	772,631	----		----		771,559	771,559
Accrued interest receivable	2,808	----		406		2,402	2,808

Financial liabilities:
Deposits, including held for sale	861,704	242,894		619,302		----	862,196
Other borrowed funds	37,577	----		36,224		----	36,224
Subordinated debentures	8,500	----		6,897		----	6,897
Accrued interest payable	1,492	3		1,489		----	1,492

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$71,180	$71,180	$	----	$	----	$71,180
Certificates of deposit in financial institutions	2,065	----		2,065		----	2,065
Securities available for sale	102,164	----		102,164		----	102,164
Securities held to maturity	15,816	----		7,625		8,609	16,234
Loans, net	770,324	----		----		766,784	766,784
Accrued interest receivable	2,638	----		312		2,326	2,638

Financial liabilities:
Deposits	846,704	237,821		607,593		----	845,414
Other borrowed funds	39,713	----		37,644		----	37,644
Subordinated debentures	8,500	----		7,054		----	7,054
Accrued interest payable	1,255	3		1,252		----	1,255

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Loans: The fair values of loans as of March 31, 2019 and December 31, 2018 follow the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments resulting in a Level 3 classification. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
U.S. Government sponsored entity securities	$16,677	$91	$(79)	$16,689
Agency mortgage-backed securities, residential	94,310	389	(1,107)	93,592
Total securities	$110,987	$480	$(1,186)	$110,281

December 31, 2018
U.S. Government sponsored entity securities	$16,837	$8	$(215)	$16,630
Agency mortgage-backed securities, residential	88,030	92	(2,588)	85,534
Total securities	$104,867	$100	$(2,803)	$102,164

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2019
Obligations of states and political subdivisions	$15,587	$546	$(12)	$16,121
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$15,590	$546	$(12)	$16,124

December 31, 2018
Obligations of states and political subdivisions	$15,813	$502	$(84)	$16,231
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$15,816	$502	$(84)	$16,234

The amortized cost and estimated fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale				Held to Maturity
Debt Securities:	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value

Due in one year or less	$	----	$	----	$926	$927
Due in over one to five years		16,677		16,689	6,431	6,601
Due in over five to ten years		----		----	8,230	8,593
Due after ten years		----		----	----	----
Agency mortgage-backed securities, residential		94,310		93,592	3	3
Total debt securities		$110,987		$110,281	$15,590	$16,124

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2019	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$5,935	$(79)	$5,935	$(79)
Agency mortgage-backed
securities, residential		----		----	59,641	(1,107)	59,641	(1,107)
Total available for sale	$	----	$	----	$65,576	$(1,186)	$65,576	$(1,186)

	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$	----	$	----	$1,380	$(12)	$1,380	$(12)
Total held to maturity	$	----	$	----	$1,380	$(12)	$1,380	$(12)

December 31, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$1,981	$(1)	$8,679	$(214)	$10,660	$(215)
Agency mortgage-backed
securities, residential	8,564	(43)	62,619	(2,545)	71,183	(2,588)
Total available for sale	$10,545	$(44)	$71,298	$(2,759)	$81,843	$(2,803)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$484	$(3)	$1,312	$(81)	$1,796	$(84)
Total held to maturity	$484	$(3)	$1,312	$(81)	$1,796	$(84)

There were no sales of investment securities during the three months ended March 31, 2019 and 2018. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of March 31, 2019, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2019 and December 31, 2018 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2019	2018
Residential real estate	$302,391	$304,079
Commercial real estate:
Owner-occupied	64,553	61,694
Nonowner-occupied	127,105	117,188
Construction	31,848	37,478
Commercial and industrial	114,755	113,243
Consumer:
Automobile	66,999	70,226
Home equity	23,215	22,512
Other	49,778	50,632
	780,644	777,052
Less: Allowance for loan losses	(8,013)	(6,728)

Loans, net	$772,631	$770,324

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

March 31, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,583	$2,186	$1,063	$1,896	$6,728
Provision for loan losses	813	393	473	699	2,378
Loans charged off	(329)	(141)	(233)	(658)	(1,361)
Recoveries	12	14	12	230	268
Total ending allowance balance	$2,079	$2,452	$1,315	$2,167	$8,013

March 31, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,470	$2,978	$1,024	$2,027	$7,499
Provision for loan losses	594	(581)	316	427	756
Loans charged-off	(60)	(1)	(4)	(522)	(587)
Recoveries	55	27	37	209	328
Total ending allowance balance	$2,059	$2,423	$1,373	$2,141	$7,996

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018:

March 31, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$95	$71	$6	$261
Collectively evaluated for impairment	1,990	2,357	1,244	2,161	7,752
Total ending allowance balance	$2,079	$2,452	$1,315	$2,167	$8,013

Loans:
Loans individually evaluated for impairment	$1,745	$11,278	$7,443	$6	$20,472
Loans collectively evaluated for impairment	300,646	212,228	107,312	139,986	760,172
Total ending loans balance	$302,391	$223,506	$114,755	$139,992	$780,644

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2018	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$98	$	----	$	----	$98
Collectively evaluated for impairment		1,583	2,088		1,063		1,896	6,630
Total ending allowance balance		$1,583	$2,186		$1,063		$1,896	$6,728

Loans:
Loans individually evaluated for impairment		$1,667	$3,835		$7,116	$	----	$12,618
Loans collectively evaluated for impairment		302,412	212,525		106,127		143,370	764,434
Total ending loans balance		$304,079	$216,360		$113,243		$143,370	$777,052

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$1,295	$1,295	$89
Commercial real estate:
Owner-occupied	156	156	----
Nonowner-occupied	358	358	95
Commercial and industrial	1,968	1,968	71
Consumer:
Home equity	6	6	6
With no related allowance recorded:
Residential real estate	450	450	----
Commercial real estate:
Owner-occupied	3,356	3,356	----
Nonowner-occupied	8,830	7,408	----
Construction	332	----	----
Commercial and industrial	5,475	5,475	----
Total	$22,226	$20,472	$261

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$362	$362	$98
With no related allowance recorded:
Residential real estate	1,667	1,667	----
Commercial real estate:
Owner-occupied	2,527	2,527	----
Nonowner-occupied	2,368	946	----
Construction	336	----	----
Commercial and industrial	7,116	7,116	----
Total	$14,376	$12,618	$98

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$1,255	$7	$7
Commercial real estate:
Owner-occupied	78	2	2
Nonowner-occupied	360	----	----
Commercial and industrial	984	36	36
Consumer:
Home equity	3	----	----
With no related allowance recorded:
Residential real estate	451	4	4
Commercial real estate:
Owner-occupied	2,862	52	52
Nonowner-occupied	4,177	112	112
Construction	----	5	5
Commercial and industrial	5,258	84	84
Total	$15,428	$302	$302

	Three months ended March 31, 2018
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$371	$1	$1
With no related allowance recorded:
Residential real estate	1,550	20	20
Commercial real estate:
Owner-occupied	2,491	34	34
Nonowner-occupied	3,521	20	20
Construction	----	5	5
Commercial and industrial	8,673	124	124
Total	$16,606	$204	$204

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2019 and December 31, 2018, other real estate owned for residential real estate properties totaled $134. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,177 and $2,375 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$235	$6,848
Commercial real estate:
Owner-occupied	----	425
Nonowner-occupied	----	851
Construction	----	332
Commercial and industrial	----	140
Consumer:
Automobile	143	127
Home equity	----	268
Other	99	94
Total	$477	$9,085

December 31, 2018	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$19	$6,661
Commercial real estate:
Owner-occupied	----	470
Nonowner-occupied	362	574
Construction	66	416
Commercial and industrial	31	228
Consumer:
Automobile	270	59
Home equity	91	183
Other	228	86
Total	$1,067	$8,677

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,516	$1,809	$1,489	$6,814	$295,577	$302,391
Commercial real estate:
Owner-occupied	953	151	89	1,193	63,360	64,553
Nonowner-occupied	714	----	669	1,383	125,722	127,105
Construction	----	61	121	182	31,666	31,848
Commercial and industrial	1,024	112	----	1,136	113,619	114,755
Consumer:
Automobile	1,386	274	160	1,820	65,179	66,999
Home equity	162	----	162	324	22,891	23,215
Other	671	222	101	994	48,784	49,778
Total	$8,426	$2,629	$2,791	$13,846	$766,798	$780,644

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,369	$1,183	$1,642	$6,194	$297,885	$304,079
Commercial real estate:
Owner-occupied	298	----	129	427	61,267	61,694
Nonowner-occupied	299	----	747	1,046	116,142	117,188
Construction	31	----	265	296	37,182	37,478
Commercial and industrial	428	192	110	730	112,513	113,243
Consumer:
Automobile	1,287	286	289	1,862	68,364	70,226
Home equity	171	92	260	523	21,989	22,512
Other	593	291	228	1,112	49,520	50,632
Total	$6,476	$2,044	$3,670	$12,190	$764,862	$777,052

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2019 and December 31, 2018:
March 31, 2019	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate:
Interest only payments	$215	$	----	$215
Commercial real estate:
Owner-occupied
Interest only payments	947		----	947
Reduction of principal and interest payments	1,559		----	1,559
Maturity extension at lower stated rate than market rate	450		----	450
Credit extension at lower stated rate than market rate	400		----	400
Nonowner-occupied
Interest only payments	----		10	10
Rate reduction	----		358	358
Credit extension at lower stated rate than market rate	560		----	560
Commercial and industrial:
Interest only payments	4,886		----	4,886
Reduction of principal and interest payments	199		----	199

Total TDR’s	$9,216		$368	$9,584

December 31, 2018	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate:
Interest only payments	$216	$	----	$216
Commercial real estate:
Owner-occupied
Interest only payments	968		----	968
Reduction of principal and interest payments	529		----	529
Maturity extension at lower stated rate than market rate	469		----	469
Credit extension at lower stated rate than market rate	402		----	402
Nonowner-occupied
Interest only payments	----		385	385
Rate reduction	----		362	362
Credit extension at lower stated rate than market rate	561		----	561
Commercial and industrial:
Interest only payments	4,742		----	4,742

Total TDR’s	$7,887		$747	$8,634

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

At March 31, 2019, the balance in TDR loans increased $950, or 11.0%, from year-end 2018.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR’s totaled $95 at March 31, 2019, as compared to $98 in reserves at December 31, 2018.  At March 31, 2019, the Company had $614 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $758 at December 31, 2018.

There were no TDR loan modifications that occurred during the three months ended March 31, 2018. The following tables present the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended March 31, 2019:

		TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Three months ended March 31, 2019	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	1	$1,036	$1,036	$	----	$	----
Commercial and Industrial:
Reduction of principal and interest payments	1	199	199
Total TDR’s	2	$1,235	$1,235	$	----	$	----

The troubled debt restructurings described above had no impact on the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2019.

The Company had no TDR’s that, during the three months ended March 31, 2019 and 2018, experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 11. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and ”classified” assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 11. The Company’s risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $500.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2019	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$53,613	$7,653	$3,287	$64,553
Nonowner-occupied	119,130	----	7,975	127,105
Construction	31,848	----	----	31,848
Commercial and industrial	99,986	989	13,780	114,755
Total	$304,577	$8,642	$25,042	$338,261

December 31, 2018	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$50,474	$7,724	$3,496	$61,694
Nonowner-occupied	115,170	----	2,018	117,188
Construction	37,321	----	157	37,478
Commercial and industrial	92,417	6,536	14,290	113,243
Total	$295,382	$14,260	$19,961	$329,603

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2019 and December 31, 2018:

March 31, 2019	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$66,729	$22,947	$49,585	$295,308	$434,569
Nonperforming	270	268	193	7,083	7,814
Total	$66,999	$23,215	$49,778	$302,391	$442,383

December 31, 2018	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$69,897	$22,238	$50,318	$297,399	$439,852
Nonperforming	329	274	314	6,680	7,597
Total	$70,226	$22,512	$50,632	$304,079	$447,449

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.44% of total loans were unsecured at March 31, 2019, down from 5.02% at December 31, 2018.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2018, the contract amounts of these instruments totaled approximately $70,468, compared to $71,026 at December 31, 2018.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2019 and December 31, 2018 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2019	$31,926	$5,651	$37,577
December 31, 2018	$33,434	$6,279	$39,713

Pursuant to collateral agreements with the FHLB, advances were secured by $293,294 in qualifying mortgage loans, $67,111 in commercial loans and $5,365 in FHLB stock at March 31, 2019.  Fixed-rate FHLB advances of $31,926 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.42%.  There were no variable-rate FHLB borrowings at March 31, 2019.

At March 31, 2019, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at March 31, 2019.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $226,640 at March 31, 2019.  Of this maximum borrowing capacity of $226,640, the Company had $134,714 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of May 1, 2022, and have fixed rates ranging from 1.50% to 4.09% and a year-to-date weighted average cost of 2.77% at March 31, 2019, as compared to 2.83% at December 31, 2018.  There were eight promissory notes payable by Ohio Valley to related parties totaling $3,558 at March 31, 2019, and December 31, 2018.  Promissory notes payable to other banks totaled $1,824 at March 31, 2019, as compared to $2,451 at December 31, 2018.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $60,000 at March 31, 2019 and $51,700 at December 31, 2018.

Scheduled principal payments as of March 31, 2019:
	FHLB Borrowings	Promissory Notes	Totals

2019	$2,510	$3,178	$5,688
2020	3,380	1,621	5,001
2021	3,000	587	3,587
2022	2,842	265	3,107
2023	2,704	----	2,704
Thereafter	17,490	----	17,490
	$31,926	$5,651	$37,577

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.58% and 88.27% of total consolidated revenues for the quarters end March 31, 2019 and 2018, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:
	Three Months Ended March 31, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$10,037	$1,350	$11,387
Provision expense	2,250	127	2,377
Noninterest income	1,819	27	1,846
Noninterest expense	8,820	748	9,568
Tax expense	(10)	105	95
Net income	796	397	1,193
Assets	1,033,203	11,670	1,044,873

	Three Months Ended March 31, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$10,089	$1,421	$11,510
Provision expense	600	156	756
Noninterest income	2,672	404	3,076
Noninterest expense	9,068	740	9,808
Tax expense	461	195	656
Net income	2,632	734	3,366
Assets	1,085,123	11,298	1,096,421

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 9 months to 18.3 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.  Upon adoption of the new lease guidance on January 1, 2019, an initial ROU asset of $1,280 was recognized as a non-cash asset addition to the consolidated balance sheet.

Balance sheet information related to leases was as follows:
As of March 31, 2019
Operating leases:
Operating lease right-of-use assets	$1,214
Operating lease liabilities	$1,214

The components of lease cost were as follows:
Three months ended March 31, 2019
Operating lease cost	$66
Short-term lease expense	$16

Other information was as follows:
As of March 31, 2019
Weighted-average remaining lease term for operating leases	11.3 years
Weighted-average discount rate for operating leases	2.73%

The following table presents information about the Company’s operating lease maturities as of March 31, 2019:

March 31, 2019	Operating Leases

2019 (remaining)	$197
2020	168
2021	148
2022	148
2023	113
After 2023	641
Total lease payments	1,415
Less: Imputed Interest	(201)
Total operating leases	$1,214

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management’s discussion and analysis is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank has facilitated the payment of tax refunds through a third-party tax refund product provider through electronic refund check/deposit (“ERC/ERD”) transactions.  ERC/ERD transactions involve the payment of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund season, typically during the first quarter of each year.  The Bank ceased receiving tax refunds through its contract with the third-party provider at the end of 2018, but the Bank intends to consider alternative similar relationships for future years.  Loan Central also provided refund anticipation loans (“RALs”) to its customers until April 27, 2019.  RALs are short-term cash advances against a customer’s anticipated income tax refund. An Ohio law adopted in 2018 now prohibits Loan Central from making such short-term, single-payment loans.

Net income totaled $1,193 during the first quarter of 2019, a decrease of $2,173, or 64.6%, compared to $3,366 during the first quarter of 2018. Earnings per share for the first quarter of 2019 finished at $.25 per share, compared to $.71 per share during the first quarter of 2018.  Lower net income was impacted primarily by higher loan provision expense and lower noninterest income.

The negative impact of lower net earnings also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets (“ROA”), which decreased to 0.47% at March 31, 2019, compared to 1.20% at March 31, 2018.  The Company’s net income to average equity ratio, or return on equity (“ROE”), also decreased to 4.08% at March 31, 2019, compared to 12.41% at March 31, 2019.

Net interest income during the three months ended March 31, 2019 decreased $123, or 1.1%, from the same period in 2018. The decrease came largely from lower average earning assets, which decreased $121,735, or 11.3%, from the first quarter of 2018. The decrease in average assets was mostly impacted by the Bank not processing tax refunds during 2019. As previously mentioned, the Bank’s third-party tax software product provider ceased utilizing the services of the Bank at the end of 2018. In previous years, the Bank would experience significant levels of excess deposits during the first quarter by utilizing its interest-bearing Federal Reserve Bank clearing account to facilitate all ERC/ERD transactions.  Without this processing activity in 2019, the interest revenue earned on balances with the Federal Reserve decreased $366, or 53.4%, during the first quarter of 2019.  Lower net interest income was further impacted by higher interest expense on deposits, which increased $450, or 50.4%, during the first quarter of 2019.  This increase was largely from certificates of deposit (“CD’s”) repricing at higher market rates.  Partially offsetting the negative effects of lower Federal Reserve interest income and higher CD interest expense was interest income on loans, which increased $663, or 5.9%, over the first quarter of 2018.  The increase was a combination of average loan growth and the benefit of rising rates throughout 2018.

During the three months ended March 31, 2019, the Company recorded $2,377 in provision expense, which was up from the $756 in provision expense recorded during the first quarter of 2018. The expense increase was the result of higher net loan charge-offs and higher general reserves related to certain economic risk factors during the first quarter of 2019.

During the three months ended March 31, 2019, the Company’s noninterest income decreased $1,230, or 40.0%, as compared to the same period in 2018. In relation to the third-party tax refund product provider terminating its contract with the Bank, the Company experienced no tax processing income in 2019 from the facilitation of ERC/ERD items, as compared to $1,228 in tax processing fees during the first quarter of 2018.

Total noninterest expense decreased $240, or 2.4%, during the first quarter of 2019, as compared to the same period in 2018.  This decline during the first quarter of 2019 was impacted by salaries and employee benefit costs, which decreased 2.9% from the employee costs during the first quarter of 2018.  The decrease was largely from an expense savings associated with a lower number of employees that completely offset higher expense associated with annual merit increases. Further impacting lower noninterest expense were data processing costs, which decreased over 25% during the first quarter of 2019, in relation to lower consulting fees. The Bank’s FDIC insurance premiums also decreased by over 97% in relation to anticipated insurance credits based on the FDIC’s reserve fund achieving its targeted level.   Partially offsetting these expense reductions was an increase in professional fee expense, which increased over 32% during the first quarter of 2019.  The cost increase was in relation to higher audit expense and litigation related legal fees.

The Company’s provision for income taxes decreased $561 during the first quarter of 2019 largely due to a lower level of taxable income affected by the factors mentioned above.

At March 31, 2019, total assets were $1,044,873, compared to $1,030,493 at year-end 2018.  Higher assets were impacted mostly by growth in the Company’s available for sale investment securities portfolio, which increased $8,117 from year-end 2018.  This was due mostly to new purchases of Agency mortgage-backed securities during the first quarter of 2019.  The Company’s loan portfolio also increased $3,592, finishing at $780,644 at March 31, 2019, compared to $777,052 at year-end 2018.  The commercial lending segment experienced a 2.6% increase from year-end 2018, which helped to completely offset a combined 0.5% decrease in both the residential real estate and consumer loan portfolios. Asset increases were also influenced by higher interest-bearing deposits with banks, which increased $2,395 from year-end 2018, driven by excess funds from growth in retail deposits.

Total liabilities were $924,521 at March 31, 2019, up $11,902 from December 31, 2018. Interest-bearing deposits accounted for $10,360 of the increase, mostly from seasonal tax collections contributing to higher public fund account balances.  Deposits were further impacted by a $4,640 increase in noninterest-bearing deposit accounts, related to higher incentive-based checking account balances from year-end 2018. Partially offsetting deposit growth were reduced borrowings from the continued principal repayments of long-term advances with the Federal Home Loan Bank.

At March 31, 2019, total shareholders' equity was $120,352, up $2,478 since December 31, 2018.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2019 and December 31, 2018

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2019 compared to December 31, 2018.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2019, cash and cash equivalents were $72,897, an increase of $1,717 from $71,180 at December 31, 2018.  The increase in cash and cash equivalents came mostly from the Company’s interest-bearing Federal Reserve Bank clearing account. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. Prior to 2019, the Federal Reserve clearing account was also used to maintain seasonal tax refund deposits associated with the Bank’s tax processing activity. In 2018, the Company was informed by its third-party tax refund product provider that the provider will cease utilizing the services of the Bank by the end of 2018, before the contract expiration date of December 31, 2019. With the elimination of this seasonal activity in 2019, the amount of excess funds that had traditionally been available to the Bank in previous years was significantly lower at March 31, 2019. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during each of June, September and December 2018 caused the federal funds rate to finish at 2.50% at March 31, 2019. The 2.50% interest rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.  However, the positive impact from short-term rate increases did not translate to higher interest revenue from the Federal Reserve Bank clearing account due to the significant decline in seasonal tax deposits from a year ago.

The Company’s focus will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Unless the Bank is able to replace its tax processing agreement with an agreement with another tax refund product provider, the Company’s liquidity levels will continue to be materially affected and the Bank will need to rely on other sources of funding for earning asset growth. The Bank is also pursuing payment from its current provider for breach of contract.

Certificates of deposit

At March 31, 2019, the Company had $2,065 in certificates of deposit owned by the Captive, unchanged from year-end 2018.  The deposits on hand at March 31, 2019 consist of nine certificates with remaining maturity terms ranging from less than 3 months up to 30 months.

Securities

The balance of total securities increased $7,891, or 6.7%, compared to year-end 2018.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $8,058, or 9.4%, from year-end 2018 and represented 74.4% of total investments at March 31, 2019.  During the first three months of 2019, the Company invested $10,035 in new Agency mortgage-backed securities, while receiving principal repayments of $3,722.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

In addition, decreasing market rates during 2019 led to a $1,996 decrease in the net unrealized loss position associated with the Company’s available for sale securities, which increased the fair value of securities at March 31, 2019.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was reduced. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.
Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances totaled $780,644 at March 31, 2019, representing an increase of $3,592, or 0.5%, as compared to $777,052 at December 31, 2018.  Positive loan growth from the commercial loan portfolio was partially offset by balance decreases in the residential real estate and consumer loan portfolios.

The majority of the Company’s successful loan growth resides in the commercial lending portfolio, which increased $8,658, or 2.6%, from year-end 2018.  This increase came mostly from the commercial real estate segment, which increased $7,146, or 3.3%, from year-end 2018. The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at March 31, 2019, representing 66.1%. The Company experienced an increase in both owner-occupied and nonowner-occupied loan originations, causing balances to grow by $12,776, or 7.1%, from year-end 2018. The growth in owner-occupied and nonowner-occupied commercial loans was also the result of lower construction loans, which were down $5,630, or 15.0%, from year-end 2018.  The decrease was largely from multi-family residential and land development projects completing their construction phase and being re-classified as commercial real estate loans.  Commercial loan growth also came from commercial and industrial loans, which increased $1,512, or 1.3%, from year-end 2018. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances at March 31, 2019 decreased $3,378, or 2.4%, from year-end 2018, finishing at $139,992. This change was primarily impacted by a decline in automobile loan balances from year-end 2018.  Automobile loans represent the Company’s largest consumer loan segment at 47.9% of total consumer loans.  The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

The residential real estate loan segment comprises the largest portion of the Company’s overall loan portfolio at 38.7% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  Residential real estate loan balances during the first three months of 2019 decreased $1,688 or 0.6%, from year-end 2018.  This decrease was largely the result of continued payoffs and maturities of both long-term fixed-rate mortgages and short-term adjustable-rate mortgages.

Allowance for Loan Losses

The Company established an $8,013 allowance for loan losses at March 31, 2019, which was up from the $6,728 allowance at year-end 2018. The allowance was impacted by an increase of $1,122 in general allocations from year-end 2018. As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. From year-end 2018, the Company experienced commercial loan downgrades based on the borrowers’ struggling financial performance that contributed to higher classified assets for the quarter. In addition, the average unemployment rate within the Company’s lending areas increased from year-end 2018, contributing to higher credit risk.  Furthermore, net charge-offs increased from the prior year, which contributed to higher average historical loan loss levels.  As a result, both the Company’s historical loss and economic risk factors collectively increased by 12 basis points from year-end 2018, which contributed to the higher general allocation of the allowance for loan losses at March 31, 2019.  General risks in the portfolio were negatively impacted by higher impaired loans at March 31, 2019, which increased $10,087 from year-end 2018.  The Company also recognized an over $7 million shift from criticized loans to classified loans within the commercial loan segment.  Both the impacts from higher impaired loans and classified loans were directly related to the commercial loan downgrades previously mentioned.  Positive effects to credit risk came from the Company’s delinquency levels at March 31, 2019, which improved slightly from year-end 2018. Nonperforming loans to total loans dropped from 1.25% at December 31, 2018 to 1.23% at March 31, 2019, while nonperforming assets to total assets dropped from 0.99% at year-end 2018 to 0.96% at March 31, 2019.

Further additions to the allowance for loan losses came from an increase in the Company’s specific allocations from $98 at year-end 2018 to $261 at March 31, 2019.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The increase in specific allocations at March 31, 2019 was primarily related to one commercial loan relationship that was determined to have a collateral value deficiency during the first quarter of 2019.

The Company’s allowance for loan losses to total loans ratio finished at 1.03% at March 31, 2019 and 0.87% at year-end 2018.  Management believes that the allowance for loan losses at March 31, 2019 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the allowance for loan losses as necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2019 increased $15,000, or 1.8%, from year-end 2018.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $10,360, or 1.7%, from year-end 2018, while noninterest-bearing deposits grew $4,640, or 2.0%, from year-end 2018.
The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2018, which increased $10,466, or 6.8%. This increase was largely driven by higher municipal NOW product balances due to seasonality of tax collections received, which typically decrease in the second quarter. The remaining interest-bearing deposits were down $106 from year-end 2018, primarily from lower money market and time deposit balances.
The increase in noninterest-bearing deposits came mostly from the Company’s incentive-based checking account balances from year-end 2018.
In April 2019, the Company announced that the Bank had entered into a purchase and assumption agreement to sell its Mount Sterling and New Holland, Ohio branches to North Valley Bank.  The purchase and assumption agreement provides for the transfer of $27.2 million in deposits, land and buildings associated with both branches in exchange for the net book value of such other assets and a deposit premium equal to 5.0% of the average daily deposits for the thirty days preceding closing. The sale is expected to close during the second half of 2019.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2019, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $37,577 at March 31, 2019, a decrease of $2,136, or 5.4%, from year-end 2018. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first quarter of 2019. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at March 31, 2019 of $120,352 increased $2,478, or 2.1%, as compared to $117,874 at December 31, 2018. Net unrealized losses on available for sale securities decreased $1,577 from year-end 2018, as market rates decreased during the first three months of 2019 causing an increase in the fair value of the Company’s investment portfolio. Capital growth during 2019 also came from year-to-date net income of $1,193, less dividends paid of $995.
Comparison of Results of Operations
For the Three Months Ended
March 31, 2019 and 2018

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2019 compared to the same period in 2018. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the first quarter of 2019, net interest income decreased $123, or 1.1%, as compared to the first quarter of 2018. The decrease came primarily from lower average earning assets combined with rising interest costs on deposits, partially offset by interest and fee income growth on loans.

Total interest and fee income recognized on the Company’s earning assets increased $349, or 2.7%, during the first quarter of 2019, as compared to the same period in 2018.  Quarterly growth was led by interest and fees on loans, which increased $663, or 5.9%, over 2018.  Average loans for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 grew by 1.2%, or $9,379, while the interest rate yield on loans increased from 6.01% to 6.29% during the same periods.  Throughout most of 2018, the Company experienced a growing trend of loan origination improvement that has had a positive impact to loan earnings in 2019.  During this time, the West Virginia market areas have been successful in generating $8.0 million in average loan growth, mostly from commercial lending. In addition, the Athens, Ohio loan production office has been successful in generating over $9.3 million in average commercial and residential real estate loan growth.  Average loan growth from a year ago was also impacted by growth within consumer home equity lines of credit and other consumer loan types such as all-terrain and recreational vehicle loans.

During the three months ended March 31, 2019, interest income from interest-bearing deposits with banks decreased $366, or 53.4%, when compared to the same period in 2018.  The decrease was primarily due to lower interest revenue recorded from the Company’s interest-bearing Federal Reserve Bank clearing account.  As previously mentioned, the termination of a contract between the Bank and a third party resulted in a significant reduction of excess deposits from ERC/ERD transactions during the first quarter of 2019. As a result, average Federal Reserve Bank clearing account balances decreased $128,022, or 71.9% during the three months ended March 31, 2019, as compared to the same period in 2018, which contributed to lower interest income.  The drop in average balances completely offset the positive effects of a higher interest rate tied to the interest-bearing account of 2.50%, as compared to 1.75% a year ago.

The Company also believes that it may experience a reduction in interest income as a result of a new state law, signed into law on July 30, 2018, which places numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  The new law, which applies to loans made beginning April 27, 2019, will apply to much of the lending of Loan Central.  The Company is still attempting to determine the effect of the law on Loan Central and the Company, including the loans that would no longer be offered, increased expenses of loans offered and whether the Bank may start making such loans.  The Company believes at this time, however, that the effect will not be material to the Company on a consolidated annual basis.

Total interest expense incurred on the Company’s interest-bearing liabilities during the first quarter of 2019 increased $472, or 39.4%, as compared to the same period in 2018. The increase was primarily from interest expense on deposits, particularly time deposits.  With loan demand up and average loan balances growing successfully during 2019 and most of 2018, the Company utilized more CD balances as a funding source to help keep pace with earning assets.  Short-term rate increases have had an impact on the repricing of CD rates and has generated more of a consumer demand to invest in a CD product as compared to money markets. As a result, average time deposits through March 31, 2019 have grown over $9 million when compared to average time deposits through March 31, 2018.  The Company’s use of higher-costing time deposits caused the Company’s total weighted average costs on interest-bearing deposits to increase by 30 basis points from 0.60% at March 31, 2018 to 0.90% at March 31, 2019. The higher average cost associated with time deposits, combined with higher average balances in 2019, contributed to 70% of the interest expense increase during the three months ended March 31, 2019, as compared to the same period in 2018.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2019, the Company’s first quarter net interest margin finished at 4.89%, compared to 2018’s first quarter net interest margin of 4.38%. The margin increase was related to average balance increases associated with higher-yielding loans combined with average balance decreases associated with lower-yielding Federal Reserve balances.  In prior years, the higher balances being maintained at the Federal Reserve diluted the net interest margin due to the yield on those balances being less than other earning assets, such as loans and securities. The positive effects from a higher composition of loans and less Federal Reserve balances completely offset the negative effects of rising average costs on deposits, particularly time deposits.  The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
During the first quarter of 2019, the Company recorded $2,377 in provision expense, as compared to $756 in provision expense during the first quarter of 2018.  The rise in provision expense was largely impacted by an $834 increase in quarterly net charge-offs, primarily from the commercial and residential real estate segments.  Provision expense during the first quarter of 2019 was also impacted by various economic risk factors that contributed to a $1,122 increase in the general allocation of the allowance for loan losses from year-end 2018.  Particularly, the Company recognized loan downgrades on two loan relationships totaling $9.1 million that increased the Company’s classified asset ratio from 22.9% at year-end 2018 to 27.8% at March 31, 2019.  In addition, a re-evaluation of unemployment conditions since year-end 2018 within the Company’s market lending areas revealed an increase in the unemployment rate from 5.1% to 7.2%, which increased loan risk in the portfolio and contributed to higher general reserves in the first quarter of 2019. Further contributing to provision expense during the first quarter of 2019 were specific reserves totaling $261 compared to $98 at year-end 2018.  The increase was mostly impacted by the collateral impairment of two loan relationships that generated provision expense of $166 during the first quarter of 2019.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2019 decreased $1,230, or 40.0%, when compared to the three months ended March 31, 2018. Lower quarterly noninterest revenue was largely impacted by the loss of a tax refund processing contract in 2019 that generated $1,228 in tax processing fees during the first quarter of 2018.

Partially offsetting the loss of tax processing fees are the positive effects from interchange income. The Company has benefited from increases in card interchange income, particularly with debit cards, as the transaction volume continues to grow.  Card transactions came mostly from restaurant, gasoline and retail store purchases.  The Company has also been successful in promoting the use of both debit and credit cards by offering incentives that permit their users to redeem accumulated points for merchandise, as well as cash incentives paid. As a result, interchange income increased $53, or 6.2%, during the first quarter of 2019, as compared to the same period in 2018.

The remaining noninterest income categories decreased $55, or 5.6%, during the first quarter of 2019, as compared to the same period in 2018.

Noninterest Expense
Noninterest expense during the first quarter of 2019 decreased $240, or 2.4%, as compared to the same period in 2018. One contributing factor to quarterly overhead expense savings came from lower salaries and employee benefits.  Salary and employee benefit costs were down $166, or 2.9%, during the first quarter of 2019, as compared to the same period in 2018 as a result of a decrease in the number of employees.  The salary and employee benefit expense associated with the reduced number of employees completely offset the expense increases associated with annual merit adjustments for 2019.

The Company also experienced lower data processing expenses, which decreased $179, or 25.1%, during the first quarter of 2019, as compared to the same period in 2018.  The Company’s total data processing expense is largely impacted by the transaction volume associated with debit and credit cards.  However, the decrease from 2018 to 2019 came mostly from consulting costs in 2018 that were associated with the improvement of operating system efficiencies to enhance opportunities for noninterest revenue improvement. These expenses were not repeated in 2019.

Further overhead expense savings came from FDIC premium costs, which decreased $140, or 97.9%, during the first quarter of 2019, as compared to the same period in 2018.  This decrease was partially driven by lower assessment rates by the FDIC in 2019 versus 2018.  Furthermore, in the third quarter of 2018, the FDIC announced the Deposit Insurance Fund (“DIF”) had exceeded the statutory minimum of 1.35%, and that assessment credits would be given to smaller banks with assets less than $10 billion.  The credits will be based on the portion of bank assessments that had contributed to the successful DIF level.  The FDIC calculated the Bank’s associated credit to be $253, which should be received during the second half of 2019.  The credit was factored in to the recognition of assessment premium expenses during the first quarter of 2019, which also contributed to the decrease.

Partially offsetting these effects of lower overhead costs were higher professional fees.  Professional fees increased $164, or 32.3%, during the first quarter of 2019, as compared to the same period in 2018.  This increase includes litigation costs associated with the Bank’s lawsuit against the third-party tax software product provider.  Professional fees for 2019 also included additional auditing/review costs associated with the new “expected loss” allowance model that will be adopted in 2020.

The remaining noninterest expense categories increased $81, or 3.0%, during the first quarter of 2019, as compared to the same period in 2018.  This increase was impacted mostly from software related expenses and costs associated with foreclosed assets.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. During the quarterly period ended March 31, 2019, the Company was successful in generating more loan revenue primarily due to higher average earning loans and market rate increases. Furthermore, lower overhead costs afforded the Company a 2.4% expense savings from the prior year.  However, the Bank’s loss of tax refund processing revenue during 2019 produced a significant decrease in revenue, contributing to a $366 decrease in interest income from its Federal Reserve Bank asset account, and a $1,228 decrease in tax processing fees.   These decreases caused net interest and noninterest revenue to decrease at a higher pace than the decrease in overhead expense.  As a result,  the Company’s efficiency ratio during the quarter ended March 31, 2019 increased (regressed) from 66.76% to 71.72%.

Provision for income taxes
The Company recorded an income tax provision of $95 during the first three months of 2019 compared to tax provision of $656 during the first three months of 2018.  The decline in tax expense was primarily related to lower taxable income during 2019.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  New rules became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began to phase in on January 1, 2016 at 0.625%, and increased by the same amount on each subsequent January 1 over a four-year period.  The fully phased-in capital conservation buffer as of January 1, 2019, is 2.5%. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.
Prompt corrective action regulations applicable to insured depository institutions provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2019 and year-end 2018, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. Regulations of the Board of Governors of the Federal Reserve System (the “FRB”) require a state-chartered bank that is a member of a Federal Reserve Bank to maintain certain amounts and types of capital and generally also require bank holding companies to meet such requirements on a consolidated basis.  The FRB generally requires bank holding companies that have chosen to become financial holding companies to be “well capitalized,” as defined by FRB regulations, in order to continue engaging in activities permissible only to bank holding companies that are registered as financial holding companies.  If, however, a bank holding company, whether or not also a financial holding company, satisfies the requirements of the Federal Reserve’s Small Bank Holding Company Policy (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of March 31, 2019, the Company was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

The following table summarizes the capital ratios (excluding the capital conservation buffer) of the Company and the Bank. The minimums for the Company are those that would have been required if the Company was not a small bank holding company under the SBHCP.

	3/31/19	12/31/18	Minimum Regulatory Capital Ratio	Minimum To Be Well Capitalized (1)
Total risk-based capital ratio
Company	17.8%	17.7%	8.0%	10.0%
Bank	16.3%	16.2%	8.0%	10.0%

Common equity tier 1 risk-based capital ratio
Company	15.5%	15.6%	4.5%	N/A
Bank	15.2%	15.3%	4.5%	6.5%

Tier 1 risk-based capital ratio
Company	16.7%	16.7%	6.0%	6.0%
Bank	15.2%	15.3%	6.0%	8.0%

Leverage ratio
Company	12.0%	11.8%	4.0%	N/A
Bank	10.9%	10.7%	4.0%	5.0%

(1) For the Company, these amounts would be required for the Company to engage in activities permissible only for a bank holding company that meets the financial holding company requirements if the Company were not subject to the SBHCP. For the Bank, these are the amounts required for the Bank to be deemed well capitalized under the prompt corrective action regulations.

Cash dividends paid by the Company were $995 during the first three months of 2019.  The year-to-date dividends paid totaled $0.21 per share for 2019.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $184,104, represented 17.6% of total assets at March 31, 2019. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2019, the Bank could borrow an additional $134,714 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2019, this line had total availability of $59,520. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies
The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2018 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses and business combinations to be critical accounting policies.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and President (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10‑Q.  Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10‑Q to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors disclosed in Part I, Item 1.A. “Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission.  These risk factors could materially affect the Company’s business, financial condition or future results.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are expressly required to be disclosed by applicable securities laws or regulations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2019, Ohio Valley sold 8,333 of its common shares, without par value, to the Ohio Valley Banc Corp. Employee Stock Ownership Plan (the "ESOP") for an aggregate of $328. No underwriters were involved, and no underwriting discount or commissions were paid. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering, made only to the ESOP, with respect to which The Ohio Valley Bank Company serves as the Trustee.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2019.

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

# Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Comprehensive Income; (iv) Unaudited Consolidated Statements of Changes in Shareholders’ Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.

Date:	May 14, 2019	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
President and Chief Executive Officer

Date:	May 14, 2019	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer