Form 10-Q
period 2019-06-30
OHIO VALLEY BANC CORP
filed 2019-08-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

The number of common shares of the registrant outstanding as of August 9, 2019 was 4,767,758.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018

ASSETS
Cash and noninterest-bearing deposits with banks	$11,176	$13,806
Interest-bearing deposits with banks	59,070	57,374
Total cash and cash equivalents	70,246	71,180

Certificates of deposit in financial institutions	2,115	2,065
Securities available for sale	107,053	102,164
Securities held to maturity (estimated fair value: 2019 - $13,983; 2018 - $16,234)	13,576	15,816
Restricted investments in bank stocks	7,506	7,506

Total loans	776,126	777,052
Less: Allowance for loan losses	(7,401)	(6,728)
Net loans	768,725	770,324

Premises and equipment, net	17,214	14,855
Premises and equipment held for sale, net	471	----
Other real estate owned, net	203	430
Accrued interest receivable	2,720	2,638
Goodwill	7,371	7,371
Other intangible assets, net	318	379
Bank owned life insurance and annuity assets	29,748	29,392
Operating lease right-of-use asset, net	1,190	----
Other assets	6,519	6,373
Total assets	$1,034,975	$1,030,493

LIABILITIES
Noninterest-bearing deposits	$225,898	$237,821
Noninterest-bearing deposits held for sale	7,598	----
Interest-bearing deposits	595,371	608,883
Interest-bearing deposits held for sale	18,629	----
Total deposits	847,496	846,704

Other borrowed funds	36,681	39,713
Subordinated debentures	8,500	8,500
Operating lease liability	1,190	----
Accrued liabilities	17,188	17,702
Total liabilities	911,055	912,619

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2019 - 5,427,497 shares issued; 2018 - 5,400,065 shares issued)	5,427	5,400
Additional paid-in capital	50,492	49,477
Retained earnings	83,121	80,844
Accumulated other comprehensive income (loss)	592	(2,135)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	123,920	117,874
Total liabilities and shareholders’ equity	$1,034,975	$1,030,493

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Interest and dividend income:
Loans, including fees	$11,302	$10,767	$23,214	$22,016
Securities
Taxable	656	590	1,274	1,156
Tax exempt	84	94	168	187
Dividends	104	107	217	216
Interest-bearing deposits with banks	325	371	644	1,056
Other Interest	12	9	24	16
	12,483	11,938	25,541	24,647

Interest expense:
Deposits	1,512	961	2,854	1,853
Other borrowed funds	226	255	461	490
Subordinated debentures	92	82	186	154
	1,830	1,298	3,501	2,497
Net interest income	10,653	10,640	22,040	22,150
Provision for loan losses	(806)	(23)	1,571	733
Net interest income after provision for loan losses	11,459	10,663	20,469	21,417

Noninterest income:
Service charges on deposit accounts	517	515	1,020	1,017
Trust fees	72	68	136	128
Income from bank owned life insurance and annuity assets	177	173	355	349
Mortgage banking income	78	68	147	132
Electronic refund check / deposit fees	5	305	5	1,533
Debit / credit card interchange income	972	932	1,886	1,793
Gain on other real estate owned	14	170	14	157
Other	168	307	286	505
	2,003	2,538	3,849	5,614
Noninterest expense:
Salaries and employee benefits	5,527	5,541	11,063	11,243
Occupancy	438	426	891	867
Furniture and equipment	270	258	533	512
Professional fees	689	515	1,361	1,023
Marketing expense	270	262	540	524
FDIC insurance	110	115	113	258
Data processing	554	707	1,089	1,421
Software	427	366	838	762
Foreclosed assets	19	55	125	110
Amortization of intangibles	31	36	62	72
Other	1,456	1,393	2,744	2,690
	9,791	9,674	19,359	19,482

Income before income taxes	3,671	3,527	4,959	7,549
Provision for income taxes	592	551	687	1,207

NET INCOME	$3,079	$2,976	$4,272	$6,342

Earnings per share	$.65	$.63	$.90	$1.34

Dividends per share	$.21	$.21	$.42	$.42

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net Income	$3,079	$2,976	$4,272	$6,342

Other comprehensive income:
Change in unrealized gain (loss) on available for sale securities	1,455	(408)	3,451	(1,974)
Related tax (expense) benefit	(305)	86	(724)	415
Total other comprehensive income (loss), net of tax	1,150	(322)	2,727	(1,559)

Total comprehensive income	$4,229	$2,654	$6,999	$4,783

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)
Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at March 31, 2019	$5,418	$50,162	$81,042	$(558)	$(15,712)	$120,352
Net income	----	----	3,079	----	----	3,079
Other comprehensive income, net	----	----	----	1,150	----	1,150
Common stock issued through dividend reinvestment, 9,099 shares	9	330	----	----	----	339
Cash dividends, $.21 per share	----	----	(1,000)	----	----	(1,000)
Balance at June 30, 2019	$5,427	$50,492	$83,121	$592	$(15,712)	$123,920

Balance at March 31, 2018	$5,379	$48,586	$75,073	$(2,115)	$(15,712)	$111,211
Net income	----	----	2,976	----	----	2,976
Other comprehensive (loss), net	----	----	----	(322)	----	(322)
Common stock issued through dividend reinvestment, 7,597 shares	8	347	----	----	----	355
Cash dividends, $.21 per share	----	----	(992)	----	----	(992)
Stranded tax ASU 2018-02	----	----	173	(173)	----	----
Balance at June 30, 2018	$5,387	$48,933	$77,230	$(2,610)	$(15,712)	$113,228

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$5,400	$49,477	$80,844	$(2,135)	$(15,712)	$117,874
Net income	----	----	4,272	----	----	4,272
Other comprehensive income, net	----	----	----	2,727	----	2,727
Common stock issued to ESOP, 8,333 shares	8	320	----	----	----	328
Common stock issued through dividend reinvestment, 19,099 shares	19	695	----	----	----	714
Cash dividends, $.42 per share	----	----	(1,995)	----	----	(1,995)
Balance at June 30, 2019	$5,427	$50,492	$83,121	$592	$(15,712)	$123,920

Balance at December 31, 2017	$5,362	$47,895	$72,694	$(878)	$(15,712)	$109,361
Net income	----	----	6,342	----	----	6,342
Other comprehensive (loss), net	----	----	----	(1,559)	----	(1,559)
Common stock issued to ESOP, 7,294 shares	7	288	----	----	----	295
Common stock issued through dividend reinvestment, 17,820 shares	18	750	----	----	----	768
Cash dividends, $.42 per share	----	----	(1,979)	----	----	(1,979)
Stranded tax ASU 2018-02	----	----	173	(173)	----	----
Balance at June 30, 2018	$5,387	$48,933	$77,230	$(2,610)	$(15,712)	$113,228

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six months ended June 30,
	2019	2018

Net cash provided by operating activities:	$5,022	$9,333

Investing activities:
Proceeds from maturities of securities available for sale	8,532	12,744
Purchases of securities available for sale	(10,035)	(13,879)
Proceeds from maturities of securities held to maturity	2,218	241
Purchase of certificates of deposit in financial institutions	(50)	----
Net change in loans	(35)	(13,412)
Proceeds from sale of other real estate owned	322	620
Purchases of premises and equipment	(3,417)	(975)
Net cash used in investing activities	(2,465)	(14,661)

Financing activities:
Change in deposits	823	(10,337)
Proceeds from common stock through dividend reinvestment	713	768
Cash dividends	(1,995)	(1,979)
Proceeds from Federal Home Loan Bank borrowings	----	8,000
Repayment of Federal Home Loan Bank borrowings	(2,269)	(1,691)
Change in other long-term borrowings	(763)	(737)
Change in other short-term borrowings	----	(78)
Net cash provided by financing activities	(3,491)	(6,054)

Change in cash and cash equivalents	(934)	(11,382)
Cash and cash equivalents at beginning of period	71,180	74,573
Cash and cash equivalents at end of period	$70,246	$63,191

Supplemental disclosure:
Cash paid for interest	$3,044	$2,272
Cash paid for income taxes	890	1,550
Cash paid for amounts included in the measurement of operating lease liabilities	146	----
Transfers from loans to other real estate owned	82	218
Operating lease right-of-use asset	1,190	----
Operating lease liability	1,190	----

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc. (“Loan Central”), a consumer finance company, Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc. (the “Captive”), a limited purpose property and casualty insurance company.  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC (“Ohio Valley REO”), an Ohio limited liability company, to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO.  Ohio Valley and its subsidiaries are collectively referred to as the “Company”.  All material intercompany accounts and transactions have been eliminated in consolidation.
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2019, and its results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2019.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2018 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,763,858 and 4,724,124 for the three months ended June 30, 2019 and 2018, respectively.  The weighted average common shares outstanding were 4,756,209 and 4,717,901 for the six months ended June 30, 2019 and 2018, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to replace the current “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model.  These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. A CECL steering committee has developed a CECL model and is evaluating the source data, various credit loss methodologies and model results in relation to the new ASU guidance.  Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.  Management expects the adoption will result in a material increase to the allowance for loan losses balance.  At this time, the impact is being evaluated. On July 17, 2019, the FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:
	Fair Value Measurements at June 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,881	----
Agency mortgage-backed securities, residential	----	90,172	----
Interest rate swap derivatives	----	462	----
Interest rate swap derivatives	----	(462)	----

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,630	----
Agency mortgage-backed securities, residential	----	85,534	----
Interest rate swap derivatives	----	101	----
Interest rate swap derivatives	----	(101)	----

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:
	Fair Value Measurements at June 30, 2019, Using
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate	----	----	$1,206
Commercial real estate:
Nonowner-occupied	----	----	263

	Fair Value Measurements at December 31, 2018, Using
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$264

Other real estate owned:
Commercial real estate:
Construction	----	228	----

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At June 30, 2019, the Company’s recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,503, with a corresponding valuation allowance of $34.  This resulted in a decrease of $3 to provision expense during the three months ended June 30, 2019, and an increase of $1 to provision expense during the six months ended June 30, 2019, with $65 in additional charge-offs recognized during both periods.  This is compared to no provision expense on such loans during the three and six months ended June 30, 2018, and no additional charge-offs recognized.  At December 31, 2018, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $362, with a corresponding valuation allowance of $98, resulting in an increase of $4 in provision expense during the year ended December 31, 2018, with no corresponding charge-offs recognized.

At June 30, 2019, there was no other real estate owned that was measured at fair value less costs to sell.  At December 31, 2018, other real estate owned that was measured at fair value less costs to sell had a net carrying amount of $228, which was made up of the outstanding balance of $2,217, net of a valuation allowance of $1,989. There were no corresponding write downs during the three and six months ended June 30, 2019 and 2018.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Residential real estate	$1,206	Sales approach	Adjustment to comparables	0.2% to 20%	11.2%
Commercial real estate:
Nonowner-occupied	263	Sales approach	Adjustment to comparables	6.8% to 66.7%	18.0%

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$264	Sales approach	Adjustment to comparables	6.8% to 66.7%	18.0%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at June 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at June 30, 2019 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$70,246	$70,246	$	----	$	----	$70,246
Certificates of deposit in financial institutions	2, 115	----		2,115		----	2,115
Securities available for sale	107,053	----		107,053		----	107,053
Securities held to maturity	13,576	----		7,685		6,298	13,983
Loans, net	768,725	----		----		775,675	775,675
Accrued interest receivable	2,720	----		324		2,396	2,720

Financial liabilities:
Deposits, including held for sale	847,496	233,876		614,917		----	848,793
Other borrowed funds	36,681	----		36,493		----	36,493
Subordinated debentures	8,500	----		6,723		----	6,723
Accrued interest payable	1,711	3		1,708		----	1,711

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$71,180	$71,180	$	----	$	----	$71,180
Certificates of deposit in financial institutions	2,065	----		2,065		----	2,065
Securities available for sale	102,164	----		102,164		----	102,164
Securities held to maturity	15,816	----		7,625		8,609	16,234
Loans, net	770,324	----		----		766,784	766,784
Accrued interest receivable	2,638	----		312		2,326	2,638

Financial liabilities:
Deposits	846,704	237,821		607,593		----	845,414
Other borrowed funds	39,713	----		37,644		----	37,644
Subordinated debentures	8,500	----		7,054		----	7,054
Accrued interest payable	1,255	3		1,252		----	1,255

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
U.S. Government sponsored entity securities	$16,679	$218	$(16)	$16,881
Agency mortgage-backed securities, residential	89,625	825	(278)	90,172
Total securities	$106,304	$1,043	$(294)	$107,053

December 31, 2018
U.S. Government sponsored entity securities	$16,837	$8	$(215)	$16,630
Agency mortgage-backed securities, residential	88,030	92	(2,588)	85,534
Total securities	$104,867	$100	$(2,803)	$102,164

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2019
Obligations of states and political subdivisions	$13,573	$409	$(2)	$13,980
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$13,576	$409	$(2)	$13,983

December 31, 2018
Obligations of states and political subdivisions	$15,813	$502	$(84)	$16,231
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$15,816	$502	$(84)	$16,234

The amortized cost and estimated fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost		Estimated Fair Value

Due in one year or less	$1,101	$1,094	$	----	$	----
Due in over one to five years	15,578	15,787		6,978		7,159
Due in over five to ten years	----	----		6,595		6,821
Due after ten years	----	----		----		----
Agency mortgage-backed securities, residential	89,625	90,172		3		3
Total debt securities	$106,304	$107,053		$13,576		$13,983

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2019	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$1,991	$(16)	$1,991	$(16)
Agency mortgage-backed
securities, residential		----		----	25,879	(278)	25,879	(278)
Total available for sale	$	----	$	----	$27,870	$(294)	$27,870	$(294)

	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$	----	$	----	$203	$(2)	$203	$(2)
Total held to maturity	$	----	$	----	$203	$(2)	$203	$(2)

December 31, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$1,981	$(1)	$8,679	$(214)	$10,660	$(215)
Agency mortgage-backed
securities, residential	8,564	(43)	62,619	(2,545)	71,183	(2,588)
Total available for sale	$10,545	$(44)	$71,298	$(2,759)	$81,843	$(2,803)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$484	$(3)	$1,312	$(81)	$1,796	$(84)
Total held to maturity	$484	$(3)	$1,312	$(81)	$1,796	$(84)

There were no sales of investment securities during the three and six months ended June 30, 2019 and 2018. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of June 30, 2019, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2019 and December 31, 2018 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	June 30,	December 31,
	2019	2018
Residential real estate	$311,040	$304,079
Commercial real estate:
Owner-occupied	59,815	61,694
Nonowner-occupied	129,535	117,188
Construction	32,164	37,478
Commercial and industrial	102,296	113,243
Consumer:
Automobile	66,696	70,226
Home equity	23,229	22,512
Other	51,351	50,632
	776,126	777,052
Less: Allowance for loan losses	(7,401)	(6,728)

Loans, net	$768,725	$770,324

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 and 2018:

June 30, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,079	$2,452	$1,315	$2,167	$8,013
Provision for loan losses	(552)	(260)	(169)	175	(806)
Loans charged off	(78)	(438)	(111)	(536)	(1,163)
Recoveries	524	468	60	305	1,357
Total ending allowance balance	$1,973	$2,222	$1,095	$2,111	$7,401

June 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,059	$2,423	$1,373	$2,141	$7,996
Provision for loan losses	(14)	(82)	(317)	390	(23)
Loans charged-off	(177)	----	----	(574)	(751)
Recoveries	18	51	186	162	417
Total ending allowance balance	$1,886	$2,392	$1,242	$2,119	$7,639

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019 and 2018:

June 30, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,583	$2,186	$1,063	$1,896	$6,728
Provision for loan losses	261	133	304	873	1,571
Loans charged off	(407)	(579)	(344)	(1,193)	(2,523)
Recoveries	536	482	72	535	1,625
Total ending allowance balance	$1,973	$2,222	$1,095	$2,111	$7,401

June 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,470	$2,978	$1,024	$2,027	$7,499
Provision for loan losses	580	(663)	(1)	817	733
Loans charged-off	(237)	(1)	(4)	(1,096)	(1,338)
Recoveries	73	78	223	371	745
Total ending allowance balance	$1,886	$2,392	$1,242	$2,119	$7,639

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018:

June 30, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7	$27	$	----	$	----	$34
Collectively evaluated for impairment	1,966	2,195		1,095		2,111	7,367
Total ending allowance balance	$1,973	$2,222		$1,095		$2,111	$7,401

Loans:
Loans individually evaluated for impairment	$1,954	$11,252		$7,289		$6	$20,501
Loans collectively evaluated for impairment	309,086	210,262		95,007		141,270	755,625
Total ending loans balance	$311,040	$221,514		$102,296		$141,276	$776,126

December 31, 2018	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$98	$	----	$	----	$98
Collectively evaluated for impairment		1,583	2,088		1,063		1,896	6,630
Total ending allowance balance		$1,583	$2,186		$1,063		$1,896	$6,728

Loans:
Loans individually evaluated for impairment		$1,667	$3,835		$7,116	$	----	$12,618
Loans collectively evaluated for impairment		302,412	212,525		106,127		143,370	764,434
Total ending loans balance		$304,079	$216,360		$113,243		$143,370	$777,052

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate	$1,213	$1,213	$7
Commercial real estate:
Nonowner-occupied	357	290	27
With no related allowance recorded:
Residential real estate	741	741	----
Commercial real estate:
Owner-occupied	3,453	3,453	----
Nonowner-occupied	8,819	7,509	----
Construction	328	----	----
Commercial and industrial	7,289	7,289	----
Consumer	6	6
Total	$22,206	$20,501	$34

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$362	$362	$98
With no related allowance recorded:
Residential real estate	1,667	1,667	----
Commercial real estate:
Owner-occupied	2,527	2,527	----
Nonowner-occupied	2,368	946	----
Construction	336	----	----
Commercial and industrial	7,116	7,116	----
Total	$14,376	$12,618	$98

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019					Six months ended June 30, 2019
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$1,213	$	----	$	----	$1,214	$5	$5
Commercial real estate:
Nonowner-occupied	324		1		1	337	1	1
With no related allowance recorded:
Residential real estate	636		6		6	575	11	11
Commercial real estate:
Owner-occupied	3,483		58		58	3,111	112	112
Nonowner-occupied	7,458		117		117	5,287	228	228
Construction	----		5		5	----	11	11
Commercial and industrial	7,366		121		121	6,591	242	242
Consumer:
Other	6		----		----	4	----	----
Total	$20,486		$308		$308	$17,119	$610	$610

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$368	$7	$7	$370	$8	$8
With no related allowance recorded:
Residential real estate	1,653	11	11	1,575	30	30
Commercial real estate:
Owner-occupied	2,465	36	36	2,478	69	69
Nonowner-occupied	3,037	16	16	3,131	37	37
Construction	----	5	5	----	10	10
Commercial and industrial	8,615	107	107	8,794	232	232
Total	$16,138	$182	$182	$16,348	$386	$386

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2019 and December 31, 2018, other real estate owned for residential real estate properties totaled $77. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $2,009 and $2,375 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$328	$7,216
Commercial real estate:
Owner-occupied	----	141
Nonowner-occupied	----	463
Construction	----	200
Commercial and industrial	956	171
Consumer:
Automobile	233	115
Home equity	221	276
Other	117	91
Total	$1,855	$8,673

December 31, 2018	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$19	$6,661
Commercial real estate:
Owner-occupied	----	470
Nonowner-occupied	362	574
Construction	66	416
Commercial and industrial	31	228
Consumer:
Automobile	270	59
Home equity	91	183
Other	228	86
Total	$1,067	$8,677

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,651	$782	$2,460	$7,893	$303,147	$311,040
Commercial real estate:
Owner-occupied	198	156	----	354	59,461	59,815
Nonowner-occupied	229	338	290	857	128,678	129,535
Construction	159	----	----	159	32,005	32,164
Commercial and industrial	160	435	1,066	1,661	100,635	102,296
Consumer:
Automobile	1,384	198	260	1,842	64,854	66,696
Home equity	342	72	411	825	22,404	23,229
Other	717	213	126	1,056	50,295	51,351
Total	$7,840	$2,194	$4,613	$14,647	$761,479	$776,126

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,369	$1,183	$1,642	$6,194	$297,885	$304,079
Commercial real estate:
Owner-occupied	298	----	129	427	61,267	61,694
Nonowner-occupied	299	----	747	1,046	116,142	117,188
Construction	31	----	265	296	37,182	37,478
Commercial and industrial	428	192	110	730	112,513	113,243
Consumer:
Automobile	1,287	286	289	1,862	68,364	70,226
Home equity	171	92	260	523	21,989	22,512
Other	593	291	228	1,112	49,520	50,632
Total	$6,476	$2,044	$3,670	$12,190	$764,862	$777,052

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2019 and December 31, 2018:
June 30, 2019	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate:
Interest only payments	$505	$	----	$505
Commercial real estate:
Owner-occupied
Interest only payments	926		----	926
Reduction of principal and interest payments	1,543		----	1,543
Maturity extension at lower stated rate than market rate	431		----	431
Credit extension at lower stated rate than market rate	397		----	397
Nonowner-occupied
Rate reduction	----		290	290
Credit extension at lower stated rate than market rate	558		----	558
Commercial and industrial:
Interest only payments	4,989		----	4,989
Reduction of principal and interest payments	197		----	197

Total TDR’s	$9,546		$290	$9,836

December 31, 2018	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate:
Interest only payments	$216	$	----	$216
Commercial real estate:
Owner-occupied
Interest only payments	968		----	968
Reduction of principal and interest payments	529		----	529
Maturity extension at lower stated rate than market rate	469		----	469
Credit extension at lower stated rate than market rate	402		----	402
Nonowner-occupied
Interest only payments	----		385	385
Rate reduction	----		362	362
Credit extension at lower stated rate than market rate	561		----	561
Commercial and industrial:
Interest only payments	4,742		----	4,742

Total TDR’s	$7,887		$747	$8,634

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

At June 30, 2019, the balance in TDR loans increased $1,202, or 13.9%, from year-end 2018.  The Company's specific allocations in reserves to customers whose loan terms have been modified in TDR’s totaled $27 at June 30, 2019, as compared to $98 in reserves at December 31, 2018.  At June 30, 2019, the Company had $1,268 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $758 at December 31, 2018.

There were no TDR loan modifications that occurred during the three and six months ended June 30, 2018. The following tables present the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three and six months ended June 30, 2019:
		TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Three months ended June 30, 2019	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment
Residential real estate:
Interest only payments	1	$292	$292	$	----	$	----
Commercial and Industrial:
Interest only payments	1	282	282
Total TDR’s	2	$574	$574	$	----	$	----

		TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Six months ended June 30, 2019	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment
Residential real estate:
Interest only payments	1	$292	$292	$	----	$	----
Commercial and Industrial:
Interest only payments	1	282	282
Total TDR’s	2	$574	$574	$	----	$	----

The troubled debt restructurings described above had no impact on the allowance for loan losses and resulted in no charge-offs during the three and six months ended June 30, 2019.

The Company had no TDR’s that, during the three and six months ended June 30, 2019 and 2018, experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 11. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and ”classified” assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 11. The Company’s risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $750.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2019	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$49,522	$7,207	$3,086	$59,815
Nonowner-occupied	121,028	----	8,507	129,535
Construction	32,164	----	----	32,164
Commercial and industrial	85,857	2,669	13,770	102,296
Total	$288,571	$9,876	$25,363	$323,810

December 31, 2018	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$50,474	$7,724	$3,496	$61,694
Nonowner-occupied	115,170	----	2,018	117,188
Construction	37,321	----	157	37,478
Commercial and industrial	92,417	6,536	14,290	113,243
Total	$295,382	$14,260	$19,961	$329,603

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2019 and December 31, 2018:

June 30, 2019	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$66,348	$22,732	$51,143	$303,496	$443,719
Nonperforming	348	497	208	7,544	8,597
Total	$66,696	$23,229	$51,351	$311,040	$452,316

December 31, 2018	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$69,897	$22,238	$50,318	$297,399	$439,852
Nonperforming	329	274	314	6,680	7,597
Total	$70,226	$22,512	$50,632	$304,079	$447,449

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.75% of total loans were unsecured at June 30, 2019, down from 5.02% at December 31, 2018.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2019, the contract amounts of these instruments totaled approximately $71,706, compared to $71,026 at December 31, 2018.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2019 and December 31, 2018 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2019	$31,165	$5,516	$36,681
December 31, 2018	$33,434	$6,279	$39,713

Pursuant to collateral agreements with the FHLB, advances were secured by $302,044 in qualifying mortgage loans, $66,951 in commercial loans and $5,365 in FHLB stock at June 30, 2019.  Fixed-rate FHLB advances of $31,165 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.41%.  There were no variable-rate FHLB borrowings at June 30, 2019.

At June 30, 2019, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at June 30, 2019.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $226,003 at June 30, 2019.  Of this maximum borrowing capacity, the Company had $138,338 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of May 1, 2022, and have fixed rates ranging from 1.75% to 4.09% and a year-to-date weighted average cost of 2.80% at June 30, 2019, as compared to 2.83% at December 31, 2018.  There were eight promissory notes payable by Ohio Valley to related parties totaling $3,558 at June 30, 2019, and December 31, 2018.  Promissory notes payable to other banks totaled $1,689 at June 30, 2019, as compared to $2,451 at December 31, 2018.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $56,500 at June 30, 2019 and $51,700 at December 31, 2018.

Scheduled principal payments as of June 30, 2019:
	FHLB Borrowings	Promissory Notes	Totals

2019	$1,748	$1,741	$3,489
2020	3,380	2,290	5,670
2021	3,000	1,220	4,220
2022	2,842	265	3,107
2023	2,705	----	2,705
Thereafter	17,490	----	17,490
	$31,165	$5,516	$36,681

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 93.1% and 91.3% of total consolidated revenues for the quarters end June 30, 2019 and 2018, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:
	Three Months Ended June 30, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$10,088	$565	$10,653
Provision expense	(800)	(6)	(806)
Noninterest income	1,960	43	2,003
Noninterest expense	9,211	580	9,791
Tax expense	585	7	592
Net income	3,052	27	3,079
Assets	1,023,466	11,509	1,034,975

	Three Months Ended June 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$10,032	$608	$10,640
Provision expense	----	(23)	(23)
Noninterest income	2,369	169	2,538
Noninterest expense	9,061	613	9,674
Tax expense	512	39	551
Net income	2,828	148	2,976
Assets	1,014,033	11,331	1,025,364

	Six Months Ended June 30, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$20,125	$1,915	$22,040
Provision expense	1,450	121	1,571
Noninterest income	3,779	70	3,849
Noninterest expense	18,031	1,328	19,359
Tax expense	575	112	687
Net income	3,848	424	4,272
Assets	1,023,466	11,509	1,034,975

	Six Months Ended June 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$20,121	$2,029	$22,150
Provision expense	600	133	733
Noninterest income	5,041	573	5,614
Noninterest expense	18,129	1,353	19,482
Tax expense	973	234	1,207
Net income	5,460	882	6,342
Assets	1,014,033	11,331	1,025,364

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 6 months to 18 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.  Upon adoption of the new lease guidance on January 1, 2019, an initial ROU asset of $1,280 was recognized as a non-cash asset addition to the consolidated balance sheet.

Balance sheet information related to leases was as follows:
As of June 30, 2019
Operating leases:
Operating lease right-of-use assets	$1,190
Operating lease liabilities	$1,190

The components of lease cost were as follows:
	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$80	$146
Short-term lease expense	$15	$31

Other information was as follows:
As of June 30, 2019
Weighted-average remaining lease term for operating leases	11.1 years
Weighted-average discount rate for operating leases	2.74%

The following table presents information about the Company’s operating lease maturities as of June 30, 2019:

June 30, 2019	Operating Leases

2019 (remaining)	$140
2020	180
2021	157
2022	157
2023	116
After 2023	641
Total lease payments	1,391
Less: Imputed Interest	(201)
Total operating leases	$1,190

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as "believes," "anticipates," "expects," “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar expressions.  Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management’s discussion and analysis is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

Net income totaled $3,079 during the second quarter of 2019, an increase of $103, or 3.5%, compared to $2,976 during the second quarter of 2018. Earnings per share for the second quarter of 2019 finished at $.65 per share, compared to $.63 per share during the second quarter of 2018.  The Company's net income during the six months ended June 30, 2019 totaled $4,272, a decrease of $2,070, or 32.6%, compared to $6,342 during the six months ended June 30, 2018. Earnings per share during the first six months of 2019 finished at $.90 per share, compared to $1.34 per share during the first six months of 2018. Higher earnings during the second quarter of 2019 was largely impacted by lower provision expense. Lower earnings during the first half of 2019 was impacted primarily by higher loan provision expense and lower noninterest income.

The negative impact of lower net earnings during the first six months of 2019 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets (“ROA”), which decreased to 0.83% at June 30, 2019, compared to 1.16% at June 30, 2018.  The Company’s net income to average equity ratio, or return on equity (“ROE”), also decreased to 7.20% at June 30, 2019, compared to 11.53% at June 30, 2018.

Net interest income during the three months ended June 30, 2019 was comparable to the net interest income for the same period in 2018.  During the six months ended June 30, 2019, net interest income decreased $110, or 0.5%, from the same period in 2018. The movements in net interest income have been largely impacted by lower average earning assets, which decreased 1.74% and 6.7% during the quarterly and year-to-date periods ended June 30, 2019, respectively. The decrease in average earning assets was mostly impacted by the Bank not processing tax refunds during 2019. As previously mentioned, the Bank’s third-party tax software product provider ceased utilizing the services of the Bank at the end of 2018. In previous years, the Bank experienced significant levels of excess deposits during the first half of the year by utilizing its interest-bearing Federal Reserve Bank clearing account to facilitate all ERC/ERD transactions.  Without this processing activity in 2019, the interest revenue earned on balances with the Federal Reserve decreased $46 during the second quarter of 2019 and $412 during the first half of 2019, as compared to the same periods in 2018.  Net interest income was also negatively impacted by higher interest expense on deposits, which increased over 40% during both the second quarter and year-to-date periods ended June 30, 2019.  The interest expense increases were largely from certificates of deposit (“CD’s”) repricing at higher market rates, as well as a consumer shift to higher-costing money market deposit accounts.  Partially offsetting the negative effects of lower Federal Reserve interest income and higher deposit interest expense was interest income on loans, which increased over 5% during both the second quarter and year-to-date periods ended June 30, 2019.  The increase was a combination of average loan growth and the benefit of rising rates throughout 2018.

During the three months ended June 30, 2019, the Company’s provision expense decreased $783, while increasing $838 during the six months ended June 30, 2019, compared to the same periods in 2018.  The second quarter of 2019 saw several of the Company’s economic risk factors improve, which contributed to a lower general allocation of the allowance for loan losses.  Provision expense during the second quarter of 2019 also benefited from $194 in net recoveries of loans previously charged off compared to $334 in net charge-offs during the second quarter of 2018. Provision expense during the six months ended June 30, 2019 was impacted by higher net charge-offs and higher general reserves in relation to certain economic risk factors.

Total noninterest income during the three and six months ended June 30, 2019 decreased by 21.1% and 31.4% over the same respective periods in 2018. In relation to the third-party tax refund product provider terminating its contract with the Bank, the Company experienced virtually no tax processing income in 2019 from the facilitation of ERC/ERD items, as compared to $305 and $1,533 in tax processing fees during the second quarter and year-to-date periods ended June 30, 2018, respectively.

Total noninterest expense was limited to a 1.2% increase during the second quarter of 2019, and has decreased overall by 0.6% during the six months ended June 30, 2019, as compared to the same periods in 2018.  Both the quarterly and year-to-date periods have been impacted by lower salaries and employee benefit costs, data processing costs, and FDIC premiums, which have collectively decreased 2.7% and 5.1%, respectively, as compared to the same periods in 2018.  Lower personnel costs were largely impacted by a lower number of employees that completely offset higher expenses associated with annual merit increases. Lower data processing costs were impacted by a decrease in consulting fees. The decrease in FDIC insurance premiums was a result of the Bank’s lower quarterly assessment rates from last year. Professional fee expense increased over 33% during both the quarterly and year-to-date periods ended June 30, 2019, as compared to the same periods in 2018. The cost increase was in relation to higher audit expense and litigation related legal fees. These increases completely offset the expense savings from personnel, data processing and FDIC premium costs during the second quarter of 2019, but only partially offset these expense savings during the year-to-date period ended June 30, 2019.

The Company’s provision for income taxes increased $41 during the third quarter of 2019, but have decreased $520 during the first half of 2019, as compared to the same periods in 2018. This is largely due to the changes in taxable income affected by the factors mentioned above.

At June 30, 2019, total assets were $1,034,975, compared to $1,030,493 at year-end 2018.  Higher assets were impacted mostly by growth in the Company’s available for sale investment securities portfolio, which increased $4,889 from year-end 2018.  This was due mostly to new purchases of Agency mortgage-backed securities during the first quarter of 2019.  The Company’s premises and equipment increased $2,830 from year-end 2018, impacted by the construction of its new State Street facility in Gallipolis, Ohio.  The facility will consist mostly of executive offices and areas for processing. The Company’s loan portfolio decreased $926, finishing at $776,126 at June 30, 2019, compared to $777,052 at year-end 2018.  The residential and commercial real estate lending segments experienced a combined 2.3% increase from year-end 2018, which was completely offset by a combined 5.1% decrease in both the commercial and industrial and consumer loan portfolios. Asset decreases were also influenced by lower cash and cash equivalents, which decreased $934 from year-end 2018.

Total liabilities were $911,055 at June 30, 2019, down $1,564 from December 31, 2018. Contributing to this decrease were noninterest-bearing deposits, which were down $4,325 from year-end 2018, related to lower business checking account balances. Liabilities were also impacted by reduced borrowings of $3,032 from the continued principal repayments of long-term advances with the Federal Home Loan Bank. Partially offsetting the decreases in noninterest-bearing deposits and other borrowings were higher interest-bearing deposits, which increased by $5,117 from year-end 2018, mostly from seasonal tax collections contributing to higher public fund account balances, as well as a consumer shift into higher-costing money market accounts.

At June 30, 2019, total shareholders' equity was $123,920, up $6,046 since December 31, 2018.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2019 and December 31, 2018

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2019 compared to December 31, 2018.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2019, cash and cash equivalents were $70,246, a decrease of $934 from $71,180 at December 31, 2018.  The decrease in cash and cash equivalents came mostly from lower noninterest-bearing deposits on hand with correspondent banks.  Over 84% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. Prior to 2019, the Federal Reserve clearing account was also used to maintain seasonal tax refund deposits associated with the Bank’s tax processing activity. In 2018, the Company was informed by its third-party tax refund product provider that the provider would cease utilizing the services of the Bank by the end of 2018, before the contract expiration date of December 31, 2019. With the elimination of this seasonal activity in 2019, the amount of excess funds that had traditionally been available to the Bank in previous years was significantly lower at June 30, 2019. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  Short-term rate increases of 25 basis points during September and December 2018 caused the federal funds rate to finish at 2.50% at June 30, 2019. In July 2019, the Federal Reserve announced it would reduce short-term rates by 25 basis points, bringing the rate associated with the Federal Reserve Bank clearing account down to 2.25%.  The most current rate of 2.25% interest rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.  However, the positive impact from 2018’s short-term rate increases did not translate to higher interest revenue from the Federal Reserve Bank clearing account due to the significant decline in seasonal tax deposits from a year ago.

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

Certificates of deposit

At June 30, 2019, the Company had $2,115 in certificates of deposit owned by the Captive, up slightly from year-end 2018.  The deposits on hand at June 30, 2019 consist of nine certificates with remaining maturity terms ranging from less than 3 months up to 36 months.

Securities

The balance of total securities increased $2,649, or 2.2%, compared to year-end 2018.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $4,638, or 5.4%, from year-end 2018 and represented 74.7% of total investments at June 30, 2019.  During the first half of 2019, the Company invested $10,035 in new Agency mortgage-backed securities, while receiving principal repayments of $8,373.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

In addition, decreasing market rates during 2019 led to a $3,452 decrease in the net unrealized loss position associated with the Company’s available for sale securities, which increased the fair value of securities at June 30, 2019.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was reduced. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.
Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances totaled $776,126 at June 30, 2019, representing a decrease of $926, or 0.1%, as compared to $777,052 at December 31, 2018.  Positive loan growth from the residential and commercial real estate loan portfolios was completely offset by balance decreases in the commercial and industrial and consumer loan portfolios.

The majority of the Company’s decrease in loans from year-end 2018 came from the commercial lending portfolio, which decreased $5,793, or 1.8%.  This decrease came mostly from the commercial and industrial loan segment, which decreased $10,947, or 9.7%, from year-end 2018. Almost half of the decrease was related to the payoffs of several loans from one commercial loan relationship.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Partially offsetting the decline in commercial and industrial loans were commercial real estate loans, which increased $5,154, or 2.4%, from year-end 2018.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at June 30, 2019 at 68.4%. Leading the growth in commercial real estate were increases in nonowner-occupied loan originations, causing balances to grow by $12,347, or 10.5%, from year-end 2018. The growth in nonowner-occupied commercial loans was also the result of lower construction loans, which were down $5,314, or 14.2%, from year-end 2018.  The decrease was largely from multi-family residential and land development projects completing their construction phase and being re-classified as commercial real estate loans. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Consumer loan balances at June 30, 2019 decreased $2,094, or 1.5%, from year-end 2018, finishing at $141,276. This change was primarily impacted by a decline in automobile loan balances from year-end 2018.  Automobile loans represent the Company’s largest consumer loan segment at 47.2% of total consumer loans.  The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Partially offsetting the declines in the commercial and consumer loan segments were residential real estate loans, which increased $6,961, or 2.3%, from year-end 2018.  The residential real estate loan segment comprises the largest portion of the Company’s overall loan portfolio at 40.1% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The increase in residential real estate loans was largely the result of the Bank's warehouse lending volume. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. From year-end 2018, warehouse lending balances increased $8,793 to finish at $24,619 at June 30, 2019.  The Company continues to experience continued payoffs and maturities of both long-term fixed-rate mortgages and short-term adjustable-rate mortgages from year-end 2018 that have partially offset warehouse lending growth.

Allowance for Loan Losses

The Company established a $7,401 allowance for loan losses at June 30, 2019, which was up from the $6,728 allowance at year-end 2018. The allowance was impacted by an increase of $737 in general allocations from year-end 2018. As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. From year-end 2018, the Company’s historical loss factor was stable, but the economic risk factor increased by 12 basis points, which contributed to a higher general allocation of the allowance for loan losses at June 30, 2019.  This risk factor increase was largely from commercial loan downgrades since year-end 2018 based on the borrowers’ struggling financial performance that contributed to higher classified assets for the year. Negative effects to credit risk also came from the Company’s higher delinquency levels at June 30, 2019, which saw nonperforming loans to total loans increase from 1.25% at December 31, 2018 to 1.36% at June 30, 2019, and nonperforming assets to total assets increase from 0.99% at year-end 2018 to 1.04% at June 30, 2019.  Partially offsetting these negative effects to credit risk were increases in loan recoveries and the stabilization of both the average unemployment rate within the Company’s lending areas and average historical loan loss factors. General risks in the portfolio have been negatively impacted by higher impaired loans at June 30, 2019, which increased $7,883 from year-end 2018.  The Company also recognized an over $5,000 shift from criticized loans to classified loans within the commercial loan segment.  Both the impacts from higher impaired loans and classified loans were directly related to the commercial loan downgrades previously mentioned.

Partially offsetting the increase in general allocations of the allowance for loan losses was a decrease in specific allocations from $98 at year-end 2018 to $34 at June 30, 2019.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The decrease in specific allocations at June 30, 2019 was related to one commercial real estate loan borrower.

The Company’s allowance for loan losses to total loans ratio finished at 0.95% at June 30, 2019 and 0.87% at year-end 2018.  Management believes that the allowance for loan losses at June 30, 2019 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the allowance for loan losses as necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at June 30, 2019 increased $792, or 0.1%, from year-end 2018.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $5,117, or 0.8%, from year-end 2018, while noninterest-bearing deposits decreased $4,325, or 1.8%, from year-end 2018.
The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2018, which increased $7,523, or 4.9%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio and Cabell County, WV market areas. Money market balances also grew from year-end 2018 by $2,068, or 1.7%, primarily from a shift in consumer preference to more competitive, higher-costing deposit accounts. The remaining interest-bearing deposits were down $4,474 from year-end 2018, primarily from lower statement savings and time deposit balances.
The decrease in noninterest-bearing deposits came mostly from the Company’s business checking account balances from year-end 2018.
In April 2019, the Company announced that the Bank had entered into a purchase and assumption agreement to sell its Mount Sterling and New Holland, Ohio branches to North Valley Bank.  The purchase and assumption agreement provides for the transfer of $27,200 in deposits, land and buildings associated with both branches in exchange for the net book value of such other assets and a deposit premium equal to 5.0% of the average daily deposits for the thirty days preceding closing. The sale is expected to close during the second half of 2019.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2019, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.

Other Borrowed Funds
Other borrowed funds were $36,681 at June 30, 2019, a decrease of $3,032, or 7.6%, from year-end 2018. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first half of 2019. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize Federal Home Loan Bank advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at June 30, 2019 of $123,920 increased $6,046, or 5.1%, as compared to $117,874 at December 31, 2018. Net unrealized losses on available for sale securities decreased $2,727 from year-end 2018, as market rates decreased during the first half  of 2019 causing an increase in the fair value of the Company’s investment portfolio. Capital growth during 2019 also came from year-to-date net income of $4,272, less dividends paid of $1,995.
Comparison of Results of Operations
For the Three and Six Months Ended
June 30, 2019 and 2018

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2019 compared to the same periods in 2018. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended June 30, 2019, net interest income increased $13, or 0.1%, as compared to the same period in 2018. During the six months ended June 30, 2019, net interest income decreased $110, or 0.5%, as compared to the same period in 2018. Net interest income during both periods have been primarily impacted by lower average earning assets combined with rising interest costs on deposits, partially offset by interest and fee income growth on loans.

Total interest and fee income recognized on the Company’s earning assets increased $545, or 4.6%, during the second quarter of 2019, and increased $894, or 3.6%, during the first half of 2019, as compared to the same periods in 2018.  The quarterly and year-to-date growth was led by interest and fees on loans, which increased $535, or 5.0%, and $1,198, or 5.4%, during the three and six months ended June 30, 2019, as compared to the same periods in 2018, respectively.  Average loans for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 grew by 0.8%, or $6,304, while the interest rate yield on loans increased from 5.64% to 5.87% during the same periods.  Average loans for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 grew by 1.0%, or $7,834, while the interest rate yield on loans increased from 5.82% to 6.07% during the same periods. Throughout most of 2018, the Company experienced a growing trend of loan origination improvement that has had a positive impact to loan earnings in 2019.  During this time, the West Virginia market areas have been successful in generating $8,000 in average loan growth, mostly from commercial lending. In addition, the Athens, Ohio loan production office has been successful in generating over $9,000 in average commercial and residential real estate loan growth.  Average loan growth from a year ago was also impacted by growth within consumer home equity lines of credit and other consumer loan types such as all-terrain and recreational vehicle loans.

During the three and six months ended June 30, 2019, interest income from interest-bearing deposits with banks decreased $46, or 12.4%, and $412, or 39.0%, when compared to the same periods in 2018.  The decreases were primarily due to lower interest revenue recorded from the Company’s interest-bearing Federal Reserve Bank clearing account.  As previously mentioned, the termination of a contract between the Bank and a third party resulted in a significant reduction of excess deposits from ERC/ERD transactions during the first half of 2019. As a result, average Federal Reserve Bank clearing account balances decreased $77,486, or 58.5% during the first half of 2019, as compared to the first half of 2018, which contributed to lower interest income.  The drop in average balances completely offset the positive effects of a higher interest rate tied to the interest-bearing account of 2.50% at June 30, 2019, as compared to 2.00% at June 30, 2018.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $532, or 41.0%, during the second quarter of 2019, and increased $1,004, or 40.2%, during the first half of 2019, as compared to the same periods in 2018. The upward movement in interest expense was primarily from interest expense on deposits, particularly time deposits and money market accounts.  With loan demand up and average loan balances growing successfully during 2019 and most of 2018, the Company utilized more CD balances as a funding source to help keep pace with earning assets.  Short-term rate increases have had an impact on the repricing of CD rates and has generated more of a consumer demand to invest in a CD product as compared to money markets. As a result, average time deposits through June 30, 2019 have grown over $7,000 when compared to average time deposits through June 30, 2018.  The Company has also experienced a composition shift within money market accounts, which has led to higher interest expense.  In the fourth quarter of 2018, a new money market product was introduced in an effort to attract new deposits.  The account offers a more competitive rate and is at a higher interest rate than our prior money market account.  In addition to attracting new deposits, existing money market accounts have migrated to the new product.  As a result, the interest expense on money market accounts has increased as new and existing deposit balances have moved into the new money market account. The Company’s use of higher-costing time deposits combined with the composition shift to higher-costing money market deposits caused the Company’s total weighted average costs on interest-bearing deposits to increase by 32 basis points from 0.62% at June 30, 2018 to 0.94% at June 30, 2019. The higher average costs associated with time deposits and the new competitive money market account contributed to over 86% of the interest expense increase during the first half of 2019, as compared to the same period in 2018.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2019, the Company’s second quarter net interest margin finished at 4.43%, compared to 2018’s second quarter net interest margin of 4.35%. The year-to-date net interest margin at June 30, 2019 finished at 4.66%, compared to 4.37% at June 30, 2018. The margin increase was largely related to average balance increases associated with higher-yielding loans combined with average balance decreases associated with lower-yielding Federal Reserve balances.  In prior years, the higher balances being maintained at the Federal Reserve diluted the net interest margin due to the yield on those balances being less than other earning assets, such as loans and securities. The positive effects from a higher composition of loans and less Federal Reserve balances completely offset the negative effects of rising average costs on deposits, particularly time deposits.  The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
For the three months ended June 30, 2019, the Company’s provision expense decreased $783, and for the six months ended June 30, 2019, provision expense increased $838, from the same respective periods in 2018.  For the three months ended June 30, 2019, the negative provision for loan loss expense of $806 was primarily related to net recoveries of loans previously charged off.  The recoveries occurred during the second quarter of 2019 and came mostly from within the residential and commercial real estate loan segments.  This resulted in $194 in net recoveries during the second quarter of 2019, as compared to $334 in net charge-offs during the second quarter of 2018.  The year-to-date rise in provision expense was impacted by a $305 increase in net charge-offs, primarily from the commercial loan segment.  Provision expense during the first half of 2019 was also impacted by various economic risk factors that contributed to a $737 increase in the general allocation of the allowance for loan losses from year-end 2018.  Particularly in the first quarter of 2019, the Company recognized loan downgrades on two loan relationships totaling $9,100 that increased the Company’s classified asset ratio from 22.9% at year-end 2018 to 28.4% at June 30, 2019.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended June 30, 2019 decreased $535, or 21.1%, when compared to the three months ended June 30, 2018. Noninterest income for the six months ended June 30, 2019 decreased $1,765, or 31.4%, when compared to the six months ended June 30, 2018. Lower noninterest revenue was largely impacted by the loss of a tax refund processing contract in 2019 that generated $305 in tax processing fees during the second quarter of 2018 and $1,533 in tax processing fees during the first half of 2018.

Also contributing to lower noninterest income were decreases in gains on other real estate owned, which were down $156 and $143 during the three and six months ending June 30, 2019, compared to the same periods in 2018.

The Company’s other noninterest income was down $139 and $219 during the three and six months ended June 30, 2019, as compared to the same periods in 2018.  This was largely impacted bythe Company’s interest rate swap agreements. The Company utilizes interest rate swaps to satisfy the desire of large commercial customers to have a fixed-rate loan while permitting the Company to originate a variable-rate loan, which helps mitigate interest rate risk. In association with establishing an interest rate swap agreement, the Company earns a swap fee at the time of origination. For 2019, the Company’s second quarter swap fee revenue decreased $124, contributing to a year-to-date decrease of $125 at June 30, 2019, as compared to the same periods in 2018.

The remaining noninterest income categories increased $60, or 3.4%, during the second quarter of 2019, and $125, or 3.7%, during the first half of 2019, as compared to the same periods in 2018.  The growth was primarily from interchange income, particularly with debit cards, as the transaction volume continues to grow.  Card transactions came mostly from restaurant, gasoline and retail store purchases.  The Company has also been successful in promoting the use of both debit and credit cards by offering incentives that permit their users to redeem accumulated points for merchandise, as well as cash incentives paid. As a result, interchange income increased $40 during the second quarter of 2019, and $93 during the first half of 2019, as compared to the same periods in 2018.

Noninterest Expense
Noninterest expense during the second quarter of 2019 increased $117, or 1.2%, as compared to the same period in 2018. Noninterest expense during the first half of 2019 decreased $123, or 0.6%, as compared to the same period in 2018. The Company’s largest noninterest expense, salaries and employee benefits, decreased $14, or 0.3%, and decreased $180, or 1.6%, during the three and six months ended June 30, 2019, as compared to the same periods in 2018, respectively.  Salary and employee benefit costs were down as a result of a decrease in the number of employees.  The salary and employee benefit expense associated with the reduced number of employees completely offset the expense increases associated with annual merit adjustments for 2019.

Further impacting overhead costs were data processing expenses, which decreased $153, or 21.6%, during the second quarter of 2019, and decreased $332, or 23.3%, during the first half of 2019, as compared to the same periods in 2018.  The Company’s total data processing expense is largely impacted by the transaction volume associated with debit and credit cards.  However, the decrease from 2018 to 2019 came mostly from consulting costs in 2018 that were associated with the improvement of operating system efficiencies to enhance opportunities for noninterest revenue improvement. These expenses were not repeated in 2019.

Further overhead expense savings came from FDIC premium costs, which decreased $5, or 4.4%, during the second quarter of 2019, and decreased $145, or 56.2%, during the first half of 2019, as compared to the same periods in 2018.  This decrease was primarily driven by lower assessment rates by the FDIC in 2019 versus 2018.  In addition, the FDIC announced in the third quarter of 2018 the Deposit Insurance Fund (“DIF”) had exceeded the statutory minimum of 1.35%, and that assessment credits would be given to smaller banks with assets less than $10 billion.  The credits will be based on the portion of bank assessments that had contributed to the successful DIF level.  The FDIC calculated the Bank’s associated credit to be $253, but would only be applied when the DIF meets or exceeds 1.38%.  For the previous 2 quarters, the DIF remained at 1.36%.  As a result, the Company has yet to receive any portion of this credit as of June 30, 2019.  Since the Company cannot assume it will receive this credit in 2019, the expense savings will be recognized only when the credit has been received by the FDIC, which would further reduce premium assessment expense.

The change in overhead expense was also impacted by higher professional fees.  Professional fees increased $174, or 33.8%, during the second quarter of 2019, and increased $338, or 33.0%, during the first half of 2019, as compared to the same periods in 2018.  These increases include litigation costs associated with the Bank’s lawsuit against the third-party tax software product provider.

The remaining noninterest expense categories increased $115, or 4.1%, during the second quarter of 2019, and increased $196, or 3.5%, during the first half of 2019, as compared to the same periods in 2018.  These increases were impacted mostly from software related expenses and other consulting fees.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. During the second quarter and year-to-date periods ended June 30, 2019, the Company was successful in generating more loan revenue primarily due to higher average earning loans and market rate increases. Furthermore, the Company exercised good cost control in reducing overhead expense by 0.6% year-over-year, and limiting quarter-to-date overhead expense to just a 1.2% increase. However, the Bank’s loss of tax refund processing revenue during 2019 produced a significant income decrease from its Federal Reserve Bank asset account and tax processing fees.   These decreases caused net interest and noninterest revenue to decrease at a higher pace than the changes in overhead expense.  As a result, the Company’s efficiency numbers increased (regressed) to 76.7% and 74.2%  during both the quarterly and year-to-date periods ended June 30, 2019, as compared to 72.8% and 69.6% during the same periods in 2018.

Provision for income taxes
The Company’s income tax provision increased $41, or 7.4%, during the three months ended June 30, 2019, as compared to the same period in 2018.  The Company’s income tax provision decreased $520, or 43.1%, during the six months ended June 30, 2019, as compared to the same period in 2018.  The changes in tax expense corresponded directly the change in associated taxable income during 2019 and 2018.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  New rules became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being fully phased in on January 1, 2019. Minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began to phase in on January 1, 2016 at 0.625%, and increased by the same amount on each subsequent January 1 over a four-year period.  The fully phased-in capital conservation buffer as of January 1, 2019, is 2.5%. Failure to maintain the required common equity tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.
Prompt corrective action regulations applicable to insured depository institutions provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2019 and year-end 2018, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. Regulations of the Board of Governors of the Federal Reserve System (the “FRB”) require a state-chartered bank that is a member of a Federal Reserve Bank to maintain certain amounts and types of capital and generally also require bank holding companies to meet such requirements on a consolidated basis.  The FRB generally requires bank holding companies that have chosen to become financial holding companies to be “well capitalized,” as defined by FRB regulations, in order to continue engaging in activities permissible only to bank holding companies that are registered as financial holding companies.  If, however, a bank holding company, whether or not also a financial holding company, satisfies the requirements of the Federal Reserve’s Small Bank Holding Company Policy (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of June 30, 2019, the Company was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

The following table summarizes the capital ratios (excluding the capital conservation buffer) of the Company and the Bank. The minimums for the Company are those that would have been required if the Company was not a small bank holding company under the SBHCP.

	6/30/19	12/31/18	Minimum Regulatory Capital Ratio	Minimum To Be Well Capitalized (1)
Total risk-based capital ratio
Company	18.3%	17.7%	8.0%	10.0%
Bank	16.7%	16.2%	8.0%	10.0%

Common equity tier 1 risk-based capital ratio
Company	16.1%	15.6%	4.5%	N/A
Bank	15.7%	15.3%	4.5%	6.5%

Tier 1 risk-based capital ratio
Company	17.3%	16.7%	6.0%	6.0%
Bank	15.7%	15.3%	6.0%	8.0%

Leverage ratio
Company	12.0%	11.8%	4.0%	N/A
Bank	10.9%	10.7%	4.0%	5.0%

(1)  For the Company, these amounts would be required for the Company to engage in activities permissible only for a bank holding company that meets the financial holding company requirements if the Company were not subject to the SBHCP. For the Bank, these are the amounts required for the Bank to be deemed well capitalized under the prompt corrective action regulations.

Cash dividends paid by the Company were $1,995 during the first half of 2019.  The year-to-date dividends paid totaled $0.42 per share for 2019.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $177,299, represented 17.1% of total assets at June 30, 2019. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2019, the Bank could borrow an additional $138,338 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2019, this line had total availability of $48,891. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ohio Valley is not currently subject to any material legal proceedings.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2019.

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Exhibit Description

3.1
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State].  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal  year ended December 31, 2007 (SEC File No. 0-20914).

3.2
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

# Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Comprehensive Income; (iv) Unaudited Consolidated Statements of Changes in Shareholders’ Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.

Date:	August 9, 2019	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	August 9, 2019	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer