Form 10-Q
period 2019-09-30
OHIO VALLEY BANC CORP
filed 2019-11-12
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □  No ☒

The number of common shares of the registrant outstanding as of November 12, 2019 was 4,777,878.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018

ASSETS
Cash and noninterest-bearing deposits with banks	$12,950	$13,806
Interest-bearing deposits with banks	57,512	57,374
Total cash and cash equivalents	70,462	71,180

Certificates of deposit in financial institutions	2,360	2,065
Securities available for sale	111,242	102,164
Securities held to maturity (estimated fair value: 2019 - $13,883; 2018 - $16,234)	13,485	15,816
Restricted investments in bank stocks	7,506	7,506

Total loans	780,053	777,052
Less: Allowance for loan losses	(6,153)	(6,728)
Net loans	773,900	770,324

Premises and equipment, net	17,881	14,855
Premises and equipment held for sale, net	910	----
Other real estate owned, net	146	430
Accrued interest receivable	2,733	2,638
Goodwill	7,371	7,371
Other intangible assets, net	290	379
Bank owned life insurance and annuity assets	29,926	29,392
Operating lease right-of-use asset, net	1,120	----
Other assets	6,626	6,373
Total assets	$1,045,958	$1,030,493

LIABILITIES
Noninterest-bearing deposits	$226,457	$237,821
Noninterest-bearing deposits held for sale	8,283	----
Interest-bearing deposits	604,150	608,883
Interest-bearing deposits held for sale	18,392	----
Total deposits	857,282	846,704

Other borrowed funds	34,798	39,713
Subordinated debentures	8,500	8,500
Operating lease liability	1,120	----
Accrued liabilities	19,057	17,702
Total liabilities	920,757	912,619

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2019 - 5,437,617 shares issued; 2018 - 5,400,065 shares issued)	5,437	5,400
Additional paid-in capital	50,826	49,477
Retained earnings	84,257	80,844
Accumulated other comprehensive income (loss)	393	(2,135)
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	125,201	117,874
Total liabilities and shareholders’ equity	$1,045,958	$1,030,493

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Interest and dividend income:
Loans, including fees	$11,362	$11,118	$34,576	$33,134
Securities
Taxable	637	583	1,911	1,739
Tax exempt	85	93	253	280
Dividends	91	112	308	328
Interest-bearing deposits with banks	333	265	977	1,321
Other Interest	13	10	37	26
	12,521	12,181	38,062	36,828

Interest expense:
Deposits	1,592	1,081	4,446	2,934
Other borrowed funds	215	250	676	740
Subordinated debentures	88	87	274	241
	1,895	1,418	5,396	3,915
Net interest income	10,626	10,763	32,666	32,913
Provision for loan losses	444	962	2,015	1,695
Net interest income after provision for loan losses	10,182	9,801	30,651	31,218

Noninterest income:
Service charges on deposit accounts	553	534	1,573	1,551
Trust fees	59	69	195	197
Income from bank owned life insurance and annuity assets	179	173	534	522
Mortgage banking income	80	93	227	225
Electronic refund check / deposit fees	----	33	5	1,566
Debit / credit card interchange income	1,049	943	2,935	2,736
Gain (loss) on other real estate owned	(15)	(82)	(1)	75
Other	202	164	488	669
	2,107	1,927	5,956	7,541
Noninterest expense:
Salaries and employee benefits	5,652	5,537	16,715	16,780
Occupancy	479	469	1,370	1,336
Furniture and equipment	255	263	788	775
Professional fees	598	514	1,959	1,537
Marketing expense	270	263	810	787
FDIC insurance	----	110	113	368
Data processing	540	759	1,629	2,180
Software	362	398	1,200	1,160
Foreclosed assets	62	54	187	164
Amortization of intangibles	27	33	89	105
Other	1,493	1,361	4,237	4,051
	9,738	9,761	29,097	29,243

Income before income taxes	2,551	1,967	7,510	9,516
Provision for income taxes	414	221	1,101	1,428

NET INCOME	$2,137	$1,746	$6,409	$8,088

Earnings per share	$.45	$.37	$1.35	$1.71

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net Income	$2,137	$1,746	$6,409	$8,088

Other comprehensive income:
Change in unrealized gain (loss) on available for sale securities	(251)	(534)	3,200	(2,508)
Related tax (expense) benefit	52	112	(672)	527
Total other comprehensive income (loss), net of tax	(199)	(422)	2,528	(1,981)

Total comprehensive income	$1,938	$1,324	$8,937	$6,107

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)
Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2019	$5,427	$50,492	$83,121	$592	$(15,712)	$123,920
Net income	----	----	2,137	----	----	2,137
Other comprehensive (loss), net	----	----	----	(199)	----	(199)
Common stock issued through dividend reinvestment, 10,120 shares	10	334	----	----	----	344
Cash dividends, $.21 per share	----	----	(1,001)	----	----	(1,001)
Balance at September 30, 2019	$5,437	$50,826	$84,257	$393	$(15,712)	$125,201

Balance at July 1, 2018	$5,387	$48,933	$77,230	$(2,610)	$(15,712)	$113,228
Net income	----	----	1,746	----	----	1,746
Other comprehensive (loss), net	----	----	----	(422)	----	(422)
Common stock issued through dividend reinvestment, 5,740 shares	6	275	----	----	----	281
Cash dividends, $.21 per share	----	----	(994)	----	----	(994)
Stranded tax ASU 2018-02	----	----	----	----	----	----
Balance at September 30, 2018	$5,393	$49,208	$77,982	$(3,032)	$(15,712)	$113,839

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$5,400	$49,477	$80,844	$(2,135)	$(15,712)	$117,874
Net income	----	----	6,409	----	----	6,409
Other comprehensive income, net	----	----	----	2,528	----	2,528
Common stock issued to ESOP, 8,333 shares	8	320	----	----	----	328
Common stock issued through dividend reinvestment, 29,219 shares	29	1,029	----	----	----	1,058
Cash dividends, $.63 per share	----	----	(2,996)	----	----	(2,996)
Balance at September 30, 2019	$5,437	$50,826	$84,257	$393	$(15,712)	$125,201

Balance at January 1, 2018	$5,362	$47,895	$72,694	$(878)	$(15,712)	$109,361
Net income	----	----	8,088	----	----	8,088
Other comprehensive (loss), net	----	----	----	(1,981)	----	(1,981)
Common stock issued to ESOP, 7,294 shares	7	288	----	----	----	295
Common stock issued through dividend reinvestment, 23,560 shares	24	1,025	----	----	----	1,049
Cash dividends, $.63 per share	----	----	(2,973)	----	----	(2,973)
Stranded tax ASU 2018-02	----	----	173	(173)	----	----
Balance at September 30, 2018	$5,393	$49,208	$77,982	$(3,032)	$(15,712)	$113,839

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine months ended September 30,
	2019	2018

Net cash provided by operating activities:	$9,571	$13,239

Investing activities:
Proceeds from maturities of securities available for sale	14,145	17,324
Purchases of securities available for sale	(20,127)	(23,756)
Proceeds from maturities of securities held to maturity	2,301	321
Purchase of certificates of deposit in financial institutions	(295)	(490)
Net change in loans	(5,646)	(14,349)
Proceeds from sale of other real estate owned	393	810
Purchases of premises and equipment	(4,828)	(1,437)
Net cash used in investing activities	(14,057)	(21,577)

Financing activities:
Change in deposits	10,622	(3,758)
Proceeds from common stock through dividend reinvestment	1,058	1,049
Cash dividends	(2,996)	(2,973)
Proceeds from Federal Home Loan Bank borrowings	----	8,000
Repayment of Federal Home Loan Bank borrowings	(3,017)	(2,487)
Change in other long-term borrowings	(1,899)	(862)
Change in other short-term borrowings	----	(85)
Net cash provided by financing activities	3,768	(1,116)

Change in cash and cash equivalents	(718)	(9,454)
Cash and cash equivalents at beginning of period	71,180	74,573
Cash and cash equivalents at end of period	$70,462	$65,119

Supplemental disclosure:
Cash paid for interest	$4,791	$3,580
Cash paid for income taxes	890	1,750
Cash paid for amounts included in the measurement of operating lease liabilities	216	----
Transfers from loans to other real estate owned	112	494
Operating lease right-of-use asset	1,120	----
Operating lease liability	1,120	----

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2019, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2019.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2018 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
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

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business: banking and consumer finance.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,773,258 and 4,730,624 for the three months ended September 30, 2019 and 2018, respectively.  The weighted average common shares outstanding were 4,761,954 and 4,722,189 for the nine months ended September 30, 2019 and 2018, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to replace the current “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model.  These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. A CECL steering committee has developed a CECL model and is evaluating the source data, various credit loss methodologies and model results in relation to the new ASU guidance.  Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.  Management expects the adoption will result in a material increase to the allowance for loan losses balance.  At this time, the impact is being evaluated. On October 16, 2019, the FASB confirmed it would delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,736	----
Agency mortgage-backed securities, residential	----	94,506	----
Interest rate swap derivatives	----	609	----
Interest rate swap derivatives	----	(609)	----

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,630	----
Agency mortgage-backed securities, residential	----	85,534	----
Interest rate swap derivatives	----	101	----
Interest rate swap derivatives	----	(101)	----

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2019. Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2018 are summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonowner-occupied	----	----	$264

Other real estate owned:
Commercial real estate:
Construction	----	228	----

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2019, the Company had no recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans and, therefore, recorded no impact to provision expense during the three and nine months ended September 30, 2019. This is compared to an increase of $409 to provision expense on such loans during the three and nine months ended September 30, 2018, with no additional charge-offs recognized.  At December 31, 2018, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $362, with a corresponding valuation allowance of $98, resulting in an increase of $4 to provision expense during the year ended December 31, 2018, with no corresponding charge-offs recognized.

At September 30, 2019, there was no other real estate owned that was measured at fair value less costs to sell.  At December 31, 2018, other real estate owned that was measured at fair value less costs to sell had a net carrying amount of $228, which was made up of the outstanding balance of $2,217, net of a valuation allowance of $1,989. There were no corresponding write downs during the three and nine months ended September 30, 2019 and 2018.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Nonowner-occupied	$264	Sales approach	Adjustment to comparables	6.8% to 66.7%	18.0%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at September 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at September 30, 2019 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$70,462	$70,462	$	----	$	----	$70,462
Certificates of deposit in financial institutions	2,360	----		2,360		----	2,360
Securities available for sale	111,242	----		111,242		----	111,242
Securities held to maturity	13,485	----		7,678		6,205	13,883
Loans, net	773,900	----		----		775,675	775,675
Accrued interest receivable	2,733	----		402		2,331	2,733

Financial liabilities:
Deposits, including held for sale	857,282	233,876		614,917		----	848,793
Other borrowed funds	34,798	----		36,493		----	36,493
Subordinated debentures	8,500	----		6,723		----	6,723
Accrued interest payable	1,860	3		1,857		----	1,860

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$71,180	$71,180	$	----	$	----	$71,180
Certificates of deposit in financial institutions	2,065	----		2,065		----	2,065
Securities available for sale	102,164	----		102,164		----	102,164
Securities held to maturity	15,816	----		7,625		8,609	16,234
Loans, net	770,324	----		----		766,784	766,784
Accrued interest receivable	2,638	----		312		2,326	2,638

Financial liabilities:
Deposits	846,704	237,821		607,593		----	845,414
Other borrowed funds	39,713	----		37,644		----	37,644
Subordinated debentures	8,500	----		7,054		----	7,054
Accrued interest payable	1,255	3		1,252		----	1,255

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
U.S. Government sponsored entity securities	$16,577	$171	$(12)	$16,736
Agency mortgage-backed securities, residential	94,168	701	(363)	94,506
Total securities	$110,745	$872	$(375)	$111,242

December 31, 2018
U.S. Government sponsored entity securities	$16,837	$8	$(215)	$16,630
Agency mortgage-backed securities, residential	88,030	92	(2,588)	85,534
Total securities	$104,867	$100	$(2,803)	$102,164

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2019
Obligations of states and political subdivisions	$13,482	$399	$(1)	$13,880
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$13,485	$399	$(1)	$13,883

December 31, 2018
Obligations of states and political subdivisions	$15,813	$502	$(84)	$16,231
Agency mortgage-backed securities, residential	3	----	----	3
Total securities	$15,816	$502	$(84)	$16,234

The amortized cost and estimated fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost		Estimated Fair Value

Due in one year or less	$1,101	$1,096	$	----	$	----
Due in over one to five years	15,476	15,640		6,580		6,745
Due in over five to ten years	----	----		6,902		7,135
Due after ten years	----	----		----		----
Agency mortgage-backed securities, residential	94,168	94,506		3		3
Total debt securities	$110,745	$111,242		$13,485		$13,883

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2019	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$1,995	$(12)	$1,995	$(12)
Agency mortgage-backed
securities, residential		24,046		(89)	22,528	(274)	46,574	(363)
Total available for sale		$24,046		$(89)	$24,523	$(286)	$48,569	$(375)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$204	$(1)	$	----	$	----	$204	$(1)
Total held to maturity	$204	$(1)	$	----	$	----	$204	$(1)

December 31, 2018	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$1,981	$(1)	$8,679	$(214)	$10,660	$(215)
Agency mortgage-backed
securities, residential	8,564	(43)	62,619	(2,545)	71,183	(2,588)
Total available for sale	$10,545	$(44)	$71,298	$(2,759)	$81,843	$(2,803)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$484	$(3)	$1,312	$(81)	$1,796	$(84)
Total held to maturity	$484	$(3)	$1,312	$(81)	$1,796	$(84)

There were no sales of investment securities during the three or nine months ended September 30, 2019 or 2018. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of September 30, 2019, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2019 and December 31, 2018 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	September 30,	December 31,
	2019	2018
Residential real estate	$314,761	$304,079
Commercial real estate:
Owner-occupied	58,062	61,694
Nonowner-occupied	128,698	117,188
Construction	36,307	37,478
Commercial and industrial	100,509	113,243
Consumer:
Automobile	65,195	70,226
Home equity	23,658	22,512
Other	52,863	50,632
	780,053	777,052
Less: Allowance for loan losses	(6,153)	(6,728)

Loans, net	$773,900	$770,324

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 and 2018:

September 30, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,973	$2,222	$1,095	$2,111	$7,401
Provision for loan losses	(165)	(536)	1,193	(48)	444
Loans charged off	(465)	----	(1,168)	(419)	(2,052)
Recoveries	80	92	11	177	360
Total ending allowance balance	$1,423	$1,778	$1,131	$1,821	$6,153

September 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,886	$2,392	$1,242	$2,119	$7,639
Provision for loan losses	681	(378)	197	462	962
Loans charged-off	(184)	----	(136)	(722)	(1,042)
Recoveries	49	431	80	196	756
Total ending allowance balance	$2,432	$2,445	$1,383	$2,055	$8,315

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019 and 2018:

September 30, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,583	$2,186	$1,063	$1,896	$6,728
Provision for loan losses	96	(403)	1,497	825	2,015
Loans charged off	(872)	(579)	(1,512)	(1,612)	(4,575)
Recoveries	616	574	83	712	1,985
Total ending allowance balance	$1,423	$1,778	$1,131	$1,821	$6,153

September 30, 2018	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,470	$2,978	$1,024	$2,027	$7,499
Provision for loan losses	1,261	(1,041)	196	1,279	1,695
Loans charged-off	(421)	(1)	(140)	(1,818)	(2,380)
Recoveries	122	509	303	567	1,501
Total ending allowance balance	$2,432	$2,445	$1,383	$2,055	$8,315

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

September 30, 2019	Residential Real Estate		Commercial Real Estate		Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$	----	$	----	$	----	$	----
Collectively evaluated for impairment		1,423		1,778		1,131		1,821		6,153
Total ending allowance balance		$1,423		$1,778		$1,131		$1,821		$6,153

Loans:
Loans individually evaluated for impairment		$445		$11,342		$5,102		$356		$17,245
Loans collectively evaluated for impairment		314,316		211,725		95,407		141,360		762,808
Total ending loans balance		$314,761		$223,067		$100,509		$141,716		$780,053

December 31, 2018	Residential Real Estate		Commercial Real Estate	Commercial and Industrial		Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$98	$	----	$	----	$98
Collectively evaluated for impairment		1,583	2,088		1,063		1,896	6,630
Total ending allowance balance		$1,583	$2,186		$1,063		$1,896	$6,728

Loans:
Loans individually evaluated for impairment		$1,667	$3,835		$7,116	$	----	$12,618
Loans collectively evaluated for impairment		302,412	212,525		106,127		143,370	764,434
Total ending loans balance		$304,079	$216,360		$113,243		$143,370	$777,052

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	Unpaid Principal Balance		Recorded Investment		Allowance for Loan Losses Allocated
With an allowance recorded	$	----	$	----	$	----
With no related allowance recorded:
Residential real estate		445		445		----
Commercial real estate:
Owner-occupied		3,244		3,244		----
Nonowner-occupied		9,421		8,098		----
Construction		323		----		----
Commercial and industrial		6,277		5,102		----
Consumer:
Home equity		350		350		----
Other		6		6		----
Total		$20,066		$17,245	$	----

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$362	$362	$98
With no related allowance recorded:
Residential real estate	1,667	1,667	----
Commercial real estate:
Owner-occupied	2,527	2,527	----
Nonowner-occupied	2,368	946	----
Construction	336	----	----
Commercial and industrial	7,116	7,116	----
Total	$14,376	$12,618	$98

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019						Nine months ended September 30, 2019
	Average Impaired Loans		Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans		Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded	$	----	$	----	$	----	$	----	$	----	$	----
With no related allowance recorded:
Residential real estate		446		4		4		469		20		20
Commercial real estate:
Owner-occupied		3,349		53		53		3,144		167		167
Nonowner-occupied		7,949		142		142		6,243		370		370
Construction		----		5		5		----		15		15
Commercial and industrial		6,089		110		110		6,110		352		352
Consumer:
Home equity		175		15		15		87		15		15
Other		6		----		----		5		----		----
Total		$18,014		$329		$329		$16,058		$939		$939

	Three months ended September 30, 2018					Nine months ended September 30, 2018
	Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized		Average Impaired Loans	Interest Income Recognized		Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$707	$	----	$	----	$711	$	----	$	----
Commercial real estate:
Nonowner-occupied	365		3		3	368		12		12
With no related allowance recorded:
Residential real estate	219		4		4	222		34		34
Commercial real estate:
Owner-occupied	2,434		36		36	2,462		105		105
Nonowner-occupied	1,786		11		11	2,154		47		47
Construction	----		5		5	----		15		15
Commercial and industrial	5,753		89		89	5,474		321		321
Total	$11,264		$148		$148	$11,391		$534		$534

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2019 and December 31, 2018, other real estate owned for residential real estate properties totaled $68. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $1,561 and $2,375 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$242	$6,090
Commercial real estate:
Owner-occupied	151	139
Nonowner-occupied	----	765
Construction	----	187
Commercial and industrial	4	515
Consumer:
Automobile	234	66
Home equity	----	407
Other	305	83
Total	$936	$8,252

December 31, 2018	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$19	$6,661
Commercial real estate:
Owner-occupied	----	470
Nonowner-occupied	362	574
Construction	66	416
Commercial and industrial	31	228
Consumer:
Automobile	270	59
Home equity	91	183
Other	228	86
Total	$1,067	$8,677

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,437	$1,728	$1,496	$6,661	$308,100	$314,761
Commercial real estate:
Owner-occupied	1,141	----	248	1,389	56,673	58,062
Nonowner-occupied	194	231	338	763	127,935	128,698
Construction	93	----	----	93	36,214	36,307
Commercial and industrial	1,618	8	121	1,747	98,762	100,509
Consumer:
Automobile	1,098	229	245	1,572	63,623	65,195
Home equity	137	24	372	533	23,125	23,658
Other	633	136	312	1,081	51,782	52,863
Total	$8,351	$2,356	$3,132	$13,839	$766,214	$780,053

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,369	$1,183	$1,642	$6,194	$297,885	$304,079
Commercial real estate:
Owner-occupied	298	----	129	427	61,267	61,694
Nonowner-occupied	299	----	747	1,046	116,142	117,188
Construction	31	----	265	296	37,182	37,478
Commercial and industrial	428	192	110	730	112,513	113,243
Consumer:
Automobile	1,287	286	289	1,862	68,364	70,226
Home equity	171	92	260	523	21,989	22,512
Other	593	291	228	1,112	49,520	50,632
Total	$6,476	$2,044	$3,670	$12,190	$764,862	$777,052

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate:
Interest only payments	$211	$	----	$211
Commercial real estate:
Owner-occupied
Interest only payments	905		----	905
Reduction of principal and interest payments	1,532		----	1,532
Maturity extension at lower stated rate than market rate	412		----	412
Credit extension at lower stated rate than market rate	395		----	395
Nonowner-occupied
Rate reduction	----		258	258
Credit extension at lower stated rate than market rate	556		----	556
Commercial and industrial:
Interest only payments	4,196		133	4,329
Reduction of principal and interest payments	191		----	191

Total TDR’s	$8,398		$391	$8,789

December 31, 2018	TDR’s Performing to Modified Terms	TDR’s Not Performing to Modified Terms		Total TDR’s
Residential real estate:
Interest only payments	$216	$	----	$216
Commercial real estate:
Owner-occupied
Interest only payments	968		----	968
Reduction of principal and interest payments	529		----	529
Maturity extension at lower stated rate than market rate	469		----	469
Credit extension at lower stated rate than market rate	402		----	402
Nonowner-occupied
Interest only payments	----		385	385
Rate reduction	----		362	362
Credit extension at lower stated rate than market rate	561		----	561
Commercial and industrial:
Interest only payments	4,742		----	4,742

Total TDR’s	$7,887		$747	$8,634

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

At September 30, 2019, the balance in TDR loans increased $155, or 1.8%, from year-end 2018.  The Company had no specific allocations in reserves to customers whose loan terms have been modified in TDR’s at September 30, 2019, as compared to $98 in reserves at December 31, 2018.  At September 30, 2019, the Company had $1,428 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDR’s, as compared to $758 at December 31, 2018.

There were no TDR loan modifications that occurred during the three months ended September 30, 2019. Furthermore, there were no TDR loan modifications that occurred during the three and nine months ended September 30, 2018. The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the nine months ended September 30, 2019:

		TDR’s Performing to Modified Terms		TDR’s Not Performing to Modified Terms
Nine months ended September 30, 2019	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment
Residential real estate:
Interest only payments	1	$292	$292	$	----	$	----
Commercial and Industrial:
Interest only payments	1	282	282
Total TDR’s	2	$574	$574	$	----	$	----

The TDR's described above had no impact on the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2019.

During the third quarter of 2019, the Company had one TDR loan totaling $133 that experienced a payment default within twelve months following its loan modification.  This commercial and industrial loan was first modified as a TDR in April 2019 and was converted to nonaccrual status in August 2019.  The Company had no additional TDR’s that, during the three and nine months ended September 30, 2019 and 2018, experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2019	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$50,136	$4,803	$3,123	$58,062
Nonowner-occupied	120,302	----	8,396	128,698
Construction	36,307	----	----	36,307
Commercial and industrial	88,687	1,460	10,362	100,509
Total	$295,432	$6,263	$21,881	$323,576

December 31, 2018	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$50,474	$7,724	$3,496	$61,694
Nonowner-occupied	115,170	----	2,018	117,188
Construction	37,321	----	157	37,478
Commercial and industrial	92,417	6,536	14,290	113,243
Total	$295,382	$14,260	$19,961	$329,603

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2019 and December 31, 2018:

September 30, 2019	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$64,895	$23,251	$52,475	$308,429	$449,050
Nonperforming	300	407	388	6,332	7,427
Total	$65,195	$23,658	$52,863	$314,761	$456,477

December 31, 2018	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$69,897	$22,238	$50,318	$297,399	$439,852
Nonperforming	329	274	314	6,680	7,597
Total	$70,226	$22,512	$50,632	$304,079	$447,449

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.80% of total loans were unsecured at September 30, 2019, down from 5.02% at December 31, 2018.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2019, the contract amounts of these instruments totaled approximately $74,527, compared to $71,026 at December 31, 2018.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2019 and December 31, 2018 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2019	$30,417	$4,381	$34,798
December 31, 2018	$33,434	$6,279	$39,713

Pursuant to collateral agreements with the FHLB, advances were secured by $305,754 in qualifying mortgage loans, $66,441 in commercial loans and $5,365 in FHLB stock at September 30, 2019.  Fixed-rate FHLB advances of $30,417 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.39%.  There were no variable-rate FHLB borrowings at September 30, 2019.

At September 30, 2019, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at September 30, 2019.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $206,171 at September 30, 2019.  Of this maximum borrowing capacity of $206,171, the Company had $115,754 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of May 17, 2021, and have fixed rates ranging from 1.75% to 4.09% and a year-to-date weighted average cost of 2.77% at September 30, 2019, as compared to 2.83% at December 31, 2018.  There were eight promissory notes payable by Ohio Valley to related parties totaling $3,558 at September 30, 2019, and December 31, 2018.  Promissory notes payable to other banks totaled $553 at September 30, 2019, as compared to $2,451 at December 31, 2018.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $60,000 at September 30, 2019 and $51,700 at December 31, 2018.

Scheduled principal payments as of September 30, 2019:
	FHLB Borrowings	Promissory Notes	Totals

2019	$1,000	$1,615	$2,615
2020	3,380	2,133	5,513
2021	3,000	633	3,633
2022	2,842	----	2,842
2023	2,705	----	2,705
Thereafter	17,490	----	17,490
	$30,417	$4,381	$34,798

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 93.9% and 92.6% of total consolidated revenues for the quarters end September 30, 2019 and 2018, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:
	Three Months Ended September 30, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$10,048	$578	$10,626
Provision expense	450	(6)	444
Noninterest income	2,043	64	2,107
Noninterest expense	9,115	623	9,738
Tax expense	409	5	414
Net income	2,117	20	2,137
Assets	1,034,209	11,749	1,045,958

	Three Months Ended September 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$10,168	$595	$10,763
Provision expense	950	12	962
Noninterest income	1,875	52	1,927
Noninterest expense	9,107	654	9,761
Tax expense	226	(5)	221
Net income	1,760	(14)	1,746
Assets	1,021,730	11,786	1,033,516

	Nine Months Ended September 30, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$30,173	$2,493	$32,666
Provision expense	1,900	115	2,015
Noninterest income	5,822	134	5,956
Noninterest expense	27,146	1,951	29,097
Tax expense	984	117	1,101
Net income	5,965	444	6,409
Assets	1,034,209	11,749	1,045,958

	Nine Months Ended September 30, 2018
	Banking	Consumer Finance	Total Company
Net interest income	$30,289	$2,624	$32,913
Provision expense	1,550	145	1,695
Noninterest income	6,916	625	7,541
Noninterest expense	27,236	2,007	29,243
Tax expense	1,199	229	1,428
Net income	7,220	868	8,088
Assets	1,021,730	11,786	1,033,516

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 3 months to 17.8 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.  Upon adoption of the new lease guidance on January 1, 2019, an initial ROU asset of $1,280 was recognized as a non-cash asset addition to the consolidated balance sheet.

Balance sheet information related to leases was as follows:
As of September 30, 2019
Operating leases:
Operating lease right-of-use assets	$1,120
Operating lease liabilities	$1,120

The components of lease cost were as follows:
	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$70	$216
Short-term lease expense	$14	$45

Other information was as follows:
As of September 30, 2019
Weighted-average remaining lease term for operating leases	10.8 years
Weighted-average discount rate for operating leases	2.75%

The following table presents information about the Company’s operating lease maturities as of September 30, 2019:

September 30, 2019	Operating Leases

2019 (remaining)	$70
2020	180
2021	157
2022	157
2023	116
After 2023	641
Total lease payments	1,321
Less: Imputed Interest	(201)
Total operating leases	$1,120

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In addition, the Bank has facilitated the payment of tax refunds through a third-party tax refund product provider through electronic refund check/deposit (“ERC/ERD”) transactions.  ERC/ERD transactions involve the payment of a tax refund to the taxpayer after the Bank has received the refund from the federal/state government.  ERC/ERD transactions occur primarily during the tax refund season, typically during the first quarter of each year.  The Bank ceased receiving tax refunds through its contract with a third-party provider at the end of 2018, but the Bank intends to consider alternative similar relationships for future years.  Loan Central also provided refund anticipation loans (“RALs”) to its customers until April 27, 2019.  RALs are short-term cash advances against a customer’s anticipated income tax refund. An Ohio law adopted in 2018 now prohibits Loan Central from making such short-term, single-payment loans.

Net income totaled $2,137 during the third quarter of 2019, an increase of $391, or 22.4%, compared to $1,746 during the third quarter of 2018. Earnings per share for the third quarter of 2019 finished at $.45 per share, compared to $.37 per share during the third quarter of 2018.  The Company's net income during the nine months ended September 30, 2019 totaled
$6,409, a decrease of $1,679, or 20.8%, compared to $8,088 during the nine months ended September 30, 2018. Earnings per share during the first nine months of 2019 finished at $1.35 per share, compared to $1.71 per share during the first nine months of 2018. Higher earnings during the third quarter of 2019 were largely impacted by lower provision expense. Lower earnings during the first nine months of 2019 were impacted primarily by higher loan provision expense and lower noninterest income.

The negative impact of lower net earnings during the first nine months of 2019 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets (“ROA”), which decreased to 0.83% at September 30, 2019, compared to 1.01% at September 30, 2018.  The Company’s net income to average equity ratio, or return on equity (“ROE”), also decreased to 7.07% at September 30, 2019, compared to 9.67% at September 30, 2018.

During the three months ended September 30, 2019, net interest income decreased $137, or 1.3%, from the same period in 2018.  While average earning assets were up 0.4% during the third quarter of 2019, the growth consisted mostly of lower-yielding interest-bearing balances with banks and investment securities, while higher-yielding average loans decreased.  This contributed to the decrease in net interest income for the quarter.  During the nine months ended September 30, 2019, net interest income decreased $247, or 0.8%, from the same period in 2018. The decline in net interest income was largely impacted by a 4.4% decrease in year-to-date average earnings assets due to the Bank not processing tax refunds during 2019. As previously mentioned, the Bank’s third-party tax software product provider ceased utilizing the services of the Bank at the end of 2018. In previous years, the Bank experienced significant levels of excess deposits primarily during the first half of the year by utilizing its interest-bearing Federal Reserve Bank clearing account to facilitate all ERC/ERD transactions.  Without this processing activity, the interest revenue earned on balances with the Federal Reserve decreased $344 during the first nine months of 2019, as compared to the same period in 2018.  Net interest income was also negatively impacted by higher interest expense on deposits, which increased over 47% and 51% during the third quarter and year-to-date periods ended September 30, 2019, respectively.  The interest expense increases were largely from certificates of deposit (“CD’s”) repricing at higher market rates, as well as a consumer shift to higher-costing money market deposit accounts.  Partially offsetting the negative effects of lower Federal Reserve interest income and higher deposit interest expense was interest income on loans, which increased over 2% and 4% during both the third quarter and year-to-date periods ended September 30, 2019, respectively.  The increase was a combination of average loan growth during the first nine months of 2019 and the benefit of rising rates throughout 2018.

During the three months ended September 30, 2019, the Company’s provision expense decreased $518, while increasing $320 during the nine months ended September 30, 2019, compared to the same periods in 2018.  The third quarter of 2019 saw several of the Company’s economic risk factors improve, which contributed to a 16.5% decrease in the general allocation of the allowance for loan losses from June 30, 2019 to September 30, 2019.  Lower quarterly provision expense was also impacted by a decrease in specific allocations from identified loan impairments during the three months ended September 30, 2019 compared to the same period in 2018. The benefits of lower general and specific reserves were partially offset by increases in charge-offs during the third quarter of 2019 over the third quarter of 2018, primarily from the commercial and industrial loan portfolio.  The increase in provision expense during the nine months ended September 30, 2019 was impacted by higher net charge-offs partially offset by lower specific reserves and lower general reserves in relation to certain economic risk factors.

Total noninterest income during the three months ended September 30, 2019 increased 9.3% over the same period in 2018.  The quarterly improvement in noninterest revenue was impacted by growth in interchange income earned from debit and credit card transactions, which increased $106, and lower losses in the sale of other real estate owned (“OREO”), which decreased $67. Conversely, total noninterest income during the nine months ended September 30, 2019 decreased 21.0% over the same period in 2018. In relation to the third-party tax refund product provider terminating its contract with the Bank, the Company experienced virtually no tax processing income in 2019 from the facilitation of ERC/ERD items, as compared to $33 and $1,566 in tax processing fees during the third quarter and year-to-date periods ended September 30, 2018, respectively.

The Company benefited from lower noninterest expense, which decreased 0.2% during the third quarter of 2019, and decreased 0.5% during the nine months ended September 30, 2019, as compared to the same periods in 2018.  Both the quarterly and year-to-date periods ended September 30, 2019 have been impacted by lower data processing costs and FDIC premiums, which have collectively decreased 37.9% and 31.6%, respectively, as compared to the same periods in 2018.  Lower data processing costs were impacted by a decrease in consulting fees. The decrease in FDIC insurance premiums was a result of the Bank’s lower quarterly assessment rates from last year and the receipt of a portion of the Bank’s premium credit granted by the FDIC during the third quarter of 2019. Professional fee expenses increased over 16% and 27% during both the quarterly and year-to-date periods ended September 30, 2019, as compared to the same periods in 2018, respectively. The cost increase was in relation to higher audit expense and litigation related legal fees. This increase partially offset the expense savings from data processing and FDIC premium costs during both the third quarter and year-to-date periods ended September 30, 2019.

The Company’s provision for income taxes increased $193 during the third quarter of 2019, but decreased $327 during the first nine months of 2019, as compared to the same periods in 2018. This is largely due to the changes in taxable income affected by the factors mentioned above.

At September 30, 2019, total assets were $1,045,958, compared to $1,030,493 at year-end 2018.  Higher assets were impacted mostly by growth in the Company’s available for sale investment securities portfolio, which increased $9,078 from year-end 2018.  This was due mostly to new purchases of Agency mortgage-backed securities during the first and third quarters of 2019.  The Company’s premises and equipment increased $3,936 from year-end 2018, impacted by the construction of its new State Street facility in Gallipolis, Ohio.  The facility will consist mostly of executive offices and areas for processing. The Company’s loan portfolio increased $3,001, finishing at $780,053 at September 30, 2019, compared to $777,052 at year-end 2018.  The residential and commercial real estate lending segments experienced a combined 3.3% increase from year-end 2018, which was partially offset by a combined 5.6% decrease in both the commercial and industrial and consumer loan portfolios. Asset decreases were also influenced by lower cash and cash equivalents, which decreased $718 from year-end 2018.

Total liabilities were $920,757 at September 30, 2019, up $8,138 from December 31, 2018. Contributing most to this increase were higher interest-bearing deposits, which increased $13,659 from year-end 2018, mostly from higher public fund account balances, as well as a consumer shift into higher-costing money market accounts.  Partially offsetting the growth in interest-bearing deposits were reduced borrowings of $4,915 from the continued principal repayments of long-term advances with the FHLB. Liabilities were also impacted by lower noninterest-bearing deposits, which were down $3,081 from year-end 2018, related to lower business checking account balances.

At September 30, 2019, total shareholders' equity was $125,201, up $7,327 since December 31, 2018.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2019 and December 31, 2018

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2019 compared to December 31, 2018.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2019, cash and cash equivalents were $70,462, a decrease of $718 from $71,180 at December 31, 2018.  The decrease in cash and cash equivalents came mostly from lower noninterest-bearing deposits on hand with correspondent banks.  Over 78% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. Prior to 2019, the Federal Reserve clearing account was also used to maintain seasonal tax refund deposits associated with the Bank’s tax processing activity. In 2018, the Company was informed by its third-party tax refund product provider that the provider would cease utilizing the services of the Bank by the end of 2018, before the contract expiration date of December 31, 2019. With the elimination of this seasonal activity in 2019, the amount of excess funds that had traditionally been available to the Bank in previous years was significantly lower during the first nine months of 2019. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During 2018, the rate associated with the Company’s Federal Reserve Bank clearing account increased 100 basis points to 2.5% as a result of the Federal Reserve’s action to increase short-term market rates.  The clearing account’s interest rate remained at 2.5% through the first half of 2019. During the third quarter of 2019, the Federal Reserve took action to reduce short-term market rates by 50 basis points, which lowered the Company’s Federal Reserve clearing account rate down to 2.0% at September 30, 2019.  The Federal Reserve has also reduced short-term rates by another 25 basis points during October 2019.  Although considered nominal, the Federal Reserve Bank clearing account’s current rate of 1.75% is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.  However, the positive impact from 2018’s short-term rate increases did not translate to higher interest revenue from the Federal Reserve Bank clearing account due to the significant decline in seasonal tax deposits from a year ago.

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

Certificates of deposit

At September 30, 2019, the Company had $2,360 in certificates of deposit owned by the Captive, up 14.3% from year-end 2018.  The deposits on hand at September 30, 2019 consist of ten certificates with remaining maturity terms ranging from less than 8 months up to 36 months.

Securities

The balance of total securities increased $6,747, or 5.7%, compared to year-end 2018.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $8,972, or 10.5%, from year-end 2018 and represented 75.8% of total investments at September 30, 2019.  During the first nine months of 2019, the Company invested $20,127 in new Agency mortgage-backed securities, while receiving principal repayments of $13,884.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

In addition, decreasing market rates during 2019 led to a $3,200 decrease in the net unrealized loss position associated with the Company’s available for sale securities, which increased the fair value of securities at September 30, 2019.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was reduced. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.
Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances totaled $780,053 at September 30, 2019, representing an increase of $3,001, or 0.4%, as compared to $777,052 at December 31, 2018.  Positive loan growth came mostly from the residential and commercial real estate loan portfolios, partially offset by balance decreases in the commercial and industrial and consumer loan portfolios.

The majority of the Company’s increase in loans from year-end 2018 came from the residential real estate loan portfolio, which increased $10,682, or 3.5%.  The residential real estate loan segment comprises the largest portion of the Company’s overall loan portfolio at 40.4% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The increase in residential real estate loans was largely the result of the Bank's warehouse lending volume. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. From year-end 2018, warehouse lending balances increased $14,170 to finish at $29,996 at September 30, 2019.  The Company continues to experience continued payoffs and maturities of both long-term fixed-rate mortgages and short-term adjustable-rate mortgages from year-end 2018 that have partially offset warehouse lending growth.

Further growth in loans came from the commercial real estate loan portfolio, which increased $6,707, or 3.1%, from year-end 2018.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at September 30, 2019 at 68.9%. Leading the growth in commercial real estate were increases in nonowner-occupied loan originations, with balances up $11,510, or 9.8%, from year-end 2018. The growth in nonowner-occupied commercial loans was also the result of lower construction loans, which were down $1,171, or 3.1%, from year-end 2018.  The decrease was largely from multi-family residential and land development projects completing their construction phase and being re-classified as commercial real estate loans. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Partially offsetting the increases in both commercial and residential real estate loan portfolios were commercial and industrial loans, which decreased $12,734, or 11.2%, from year-end 2018.  Over 60% of the decrease was related to the charge offs and payoffs of several loans from three commercial loan relationships.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.

Consumer loan balances at September 30, 2019 also decreased $1,654, or 1.2%, from year-end 2018, finishing at $141,716. This change was primarily impacted by a decline in automobile loan balances from year-end 2018.  Automobile loans represent the Company’s largest consumer loan segment at 46.0% of total consumer loans.  The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established a $6,153 allowance for loan losses at September 30, 2019, which was down from the $6,728 allowance at year-end 2018. The allowance was impacted by a decrease of $477 in general allocations from year-end 2018. As part of the Company’s quarterly analysis of the allowance for loan losses, management reviewed various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries. From year-end 2018, the Company’s historical loss factor was stable, but the economic risk factor decreased by 8 basis points, which contributed to a lower general allocation of the allowance for loan losses at September 30, 2019.  This risk factor decrease from year-end 2018 was largely due to various commercial loan upgrades resulting from improvements in the financial performance of certain borrowers’ ability to repay their loans.  This contributed to lower criticized assets for the year, particularly within the commercial owner-occupied and commercial and industrial loan segments. Further positive effects to credit risk came from the Company’s lower delinquency levels at September 30, 2019, which saw nonperforming loans to total loans decrease from 1.25% at December 31, 2018 to 1.18% at September 30, 2019, and nonperforming assets to total assets decrease from 0.99% at year-end 2018 to 0.89% at September 30, 2019.  In addition to delinquency improvement, the Company also benefited from increases in recoveries and the stabilization of both the average unemployment rate within the Company’s lending areas and average historical loan loss factors.

In addition to lower general allocations, the Company also experienced a decrease in specific allocations from $98 at year-end 2018 to no specific allocations at September 30, 2019.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves from year-end 2018 to September 30, 2019 was related to one commercial real estate loan borrower.

The Company’s allowance for loan losses to total loans ratio finished at 0.79% at September 30, 2019 and 0.87% at year-end 2018.  Management believes that the allowance for loan losses at September 30, 2019 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the allowance for loan losses as necessary.  Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2019 increased $10,578, or 1.2%, from year-end 2018.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $13,659, or 2.2%, from year-end 2018, while noninterest-bearing deposits decreased $3,081, or 1.3%, from year-end 2018.
The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2018, which increased $14,105, or 9.1%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio and Cabell County, WV market areas. Money market balances also grew from year-end 2018 by $7,372, or 6.1%, primarily from a shift in consumer preference to more competitive, higher-costing deposit accounts. The remaining interest-bearing deposits were down $7,818 from year-end 2018, primarily from lower statement savings and time deposit balances.

The decrease in noninterest-bearing deposits came mostly from the Company’s business checking account balances from year-end 2018.
In April 2019, the Company announced that the Bank had entered into a purchase and assumption agreement to sell its Mount Sterling and New Holland, Ohio branches to North Valley Bank.  The purchase and assumption agreement provides for the transfer of $26,675 in deposits and $252 in land and buildings associated with both branches in exchange for the net book value of such other assets and a deposit premium equal to 5.0% of the average daily deposits for the thirty days preceding closing. The sale is expected to close during the fourth quarter of 2019.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2019, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $34,798 at September 30, 2019, a decrease of $4,915, or 12.4%, from year-end 2018. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first nine months of 2019. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at September 30, 2019 of $125,201 increased $7,327, or 6.2%, as compared to $117,874 at December 31, 2018. Net unrealized losses on available for sale securities decreased $2,528 from year-end 2018, as market rates decreased during the first nine months of 2019 causing an increase in the fair value of the Company’s investment portfolio. Capital growth during 2019 also came from year-to-date net income of $6,409, less dividends paid of $2,996.
Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2019 and 2018

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2019 compared to the same periods in 2018. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended September 30, 2019, net interest income decreased $137, or 1.3%, as compared to the same period in 2018. During the nine months ended September 30, 2019, net interest income decreased $247, or 0.8%, as compared to the same period in 2018. Net interest income has been primarily impacted by lower average earning assets combined with rising interest costs on deposits, partially offset by interest and fee income growth on loans.

Total interest and fee income recognized on the Company’s earning assets increased $340, or 2.8%, during the third quarter of 2019, and increased $1,234, or 3.4%, during the first nine months of 2019, as compared to the same periods in 2018.  The quarterly and year-to-date growth was led by interest and fees on loans, which increased $244, or 2.2%, and $1,442, or 4.4%, during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, respectively.  Average loans for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 decreased by 0.85%, or $6,304, while the interest rate yield on loans increased from 5.70% to 5.87% during the same periods.  Average loans for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 grew by 0.4%, or $2,954, while the interest rate yield on loans increased from 5.78% to 6.01% during the same periods. Throughout most of 2018, the Company experienced a growing trend of loan origination improvement that had a positive impact on loan earnings in 2019.  During this time, the West Virginia market areas have been successful in generating $10,000 in average loan growth, mostly from commercial lending. In addition, the Athens, Ohio loan production office has been successful in generating over $7,000 in average commercial and residential real estate loan growth.  Average loan growth from a year ago was also impacted by growth within consumer home equity lines of credit and other consumer loan types such as all-terrain and recreational vehicle loans.

During the three and nine months ended September 30, 2019, interest income from interest-bearing deposits with banks increased $68, or 25.7%, and decreased $344, or 26.0%, when compared to the same periods in 2018.  These changes in interest revenue come primarily from the Company’s interest-bearing Federal Reserve Bank clearing account.  The quarterly growth in interest income was due to average clearing account balances increasing $4,765, or 9.1%, due to higher amounts invested in the Federal Reserve unrelated to tax deposits.  The decrease in year-to-date interest income was impacted by no tax processing activity for the year.  As previously mentioned, the termination of a contract between the Bank and a third party resulted in a significant reduction of excess deposits from ERC/ERD transactions during 2019. As a result, average Federal Reserve Bank clearing account balances decreased $49,767, or 47.2% during the first nine months of 2019, as compared to the first nine months of 2018, which contributed to lower interest income.  The quarter-to-date increase in average balances completely offset the negative effects of a 50 basis point interest rate reduction by the Federal Reserve during the third quarter of 2019.  Conversely, the year-to-date decrease in average balances completely offset the positive effects of a higher average interest rate tied to the interest-bearing clearing account during the first nine months of 2019, as compared to the same period in 2018.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $477, or 33.6%, during the third quarter of 2019, and increased $1,481, or 37.8%, during the first nine months of 2019, as compared to the same periods in 2018. The upward movement in interest expense was primarily from interest expense on deposits, particularly time deposits and money market accounts.  With average year-to-date loan balances still up over the previous year, the Company utilized more CD balances as a funding source to help keep pace with earning assets.  Short-term rate increases have had an impact on the repricing of CD rates and have generated more of a consumer demand to invest in a CD product as compared to money markets. As a result, average time deposits through September 30, 2019 have grown over $7,000 when compared to average time deposits through September 30, 2018.  The Company has also experienced a composition shift within money market accounts, which has led to higher interest expense.  In the fourth quarter of 2018, a new money market product was introduced in an effort to attract new deposits.  The account offers a more competitive rate and is at a higher interest rate than our prior money market account.  In addition to attracting new deposits, existing money market accounts have migrated to the new product.  As a result, the interest expense on money market accounts has increased as new and existing deposit balances have moved into the new money market account. The Company’s use of higher-costing time deposits combined with the composition shift to higher-costing money market deposits caused the Company’s total weighted average costs on interest-bearing deposits to increase by 32 basis points from 0.65% at September 30, 2018 to 0.97% at September 30, 2019. The higher average costs associated with time deposits and the new competitive money market account contributed to over 80% of the interest expense increase during the first nine months of 2019, as compared to the same period in 2018.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2019, the Company’s third quarter net interest margin finished at 4.41%, compared to 2018’s third quarter net interest margin of 4.49%. The year-to-date net interest margin at September 30, 2019 finished at 4.57%, compared to 4.41% at September 30, 2018. The changes in margin are largely related to the average balance movements associated with higher-yielding loans combined with the average balance movements associated with lower-yielding Federal Reserve balances.  In prior years, the higher balances being maintained at the Federal Reserve diluted the net interest margin due to the yield on those balances being less than other earning assets, such as loans and securities. The quarter-to-date margin decrease in 2019 was primarily the result of a higher composition of Federal Reserve balances and lower average loans. The year-to-date margin increase in 2019 was primarily the result of a higher composition of loans and less Federal Reserve balances completely offsetting the negative effects of rising average costs on deposits, particularly time deposits.  The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
For the three months ended September 30, 2019, the Company’s provision expense decreased $518, and for the nine months ended September 30, 2019, provision expense increased $320, from the same respective periods in 2018.  During the third quarter, the Company decreased its general allocation from $7,367 at June 30, 2019 to $6,153 at September 30, 2019.  This is compared to a $267 general allocation increase during the same period in 2018.  The release of general reserves during the third quarter of 2019 was caused by various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and lower unemployment rates.  The Company also experienced lower specific reserve allocations during the third quarter of 2019 versus the third quarter of 2018.  Further contributing to lower quarter-to-date provision expense was a decrease in specific reserves.  This was related to the collateral impairment of one residential real estate loan relationship that generated provision expense of $409 during the third quarter of 2018.  This is compared to a $34 decrease in specific reserves during the third quarter of 2019.  The combination of both general and specific allocation decreases more than offset the quarter-to-date increase in net charge-offs, which were up $1,406 during the quarter, primarily from charge-offs recorded on one commercial and industrial loan relationship in September 2019. The year-to-date rise in provision expense was impacted by a $1,711 increase in net charge-offs, primarily from the commercial and industrial loan segment previously mentioned.  This was partially offset by improvements in various economic risk factors that contributed to a $477 decrease in the general allocation of the allowance for loan losses during the first nine months of 2019, as compared to a $411 increase in general reserves during the first nine months of 2018.  Also partially offsetting higher net charge-offs for the year were lower specific reserves related to the $409 specific impairment allocation recorded during 2018 previously mentioned.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2019 increased $180, or 9.3%, when compared to the three months ended September 30, 2018. Noninterest income for the nine months ended September 30, 2019 decreased $1,585, or 21.0%, when compared to the nine months ended September 30, 2018. Lower noninterest revenue was largely impacted by the loss of a tax refund processing contract in 2019 that generated $33 in tax processing fees during the third quarter of 2018 and $1,566 in tax processing fees during the first nine months of 2018.

Noninterest revenue was positively impacted by increases to interchange income, particularly with debit cards, as the transaction volume continues to grow.  Card transactions came mostly from restaurant, gasoline and retail store purchases.  The Company has also been successful in promoting the use of both debit and credit cards by offering incentives that permit their users to redeem accumulated points for merchandise, as well as cash incentives. As a result, interchange income was key in partially offsetting the loss of tax processing income by increasing $106 during the third quarter of 2019, and $199 during the first nine months of 2019, as compared to the same periods in 2018.

Also impacting the changes in noninterest income were gains and losses on OREO.  The sales of OREO generated a $67 increase in income during the three months ended September 30, 2019, while OREO sales during the year-to-date period ended September 30, 2019 generated a $76 decrease in income, as compared to the same periods in 2018.

The remaining noninterest income categories increased $40, or 3.9%, during the third quarter of 2019, and decreased $147, or 4.7%, during the first nine months of 2019, as compared to the same periods in 2018.  The quarterly increase was primarily from service charge fees on deposits.  The year-to-date decrease was primarily from the Company’s interest rate swap agreements. The Company utilizes interest rate swaps to satisfy the desire of large commercial customers to have a fixed-rate loan while permitting the Company to originate a variable-rate loan, which helps mitigate interest rate risk. In association with establishing an interest rate swap agreement, the Company earns a swap fee at the time of origination. For 2019, the Company’s year-to-date swap fee revenue decreased $129, largely from a new origination that was recorded in April 2018.

Noninterest Expense
Noninterest expense during the third quarter of 2019 decreased $23, or 0.2%, as compared to the same period in 2018. Noninterest expense during the first nine months of 2019 decreased $146, or 0.5%, as compared to the same period in 2018. The Company’s largest noninterest expense, salaries and employee benefits, increased $115, or 2.1%, and decreased $65, or 0.4%, during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, respectively.  The limited growth in salary and employee benefit costs have been the result of a decrease in the number of employees.  The salary and employee benefit expense associated with the reduced number of employees largely offset the expense increases associated with annual merit adjustments for 2019.

Further impacting overhead costs were data processing expenses, which decreased $219, or 28.9%, during the third quarter of 2019, and decreased $551, or 25.3%, during the first nine months of 2019, as compared to the same periods in 2018.  The Company’s total data processing expense is largely impacted by the transaction volume associated with debit and credit cards.  However, the decrease from 2018 to 2019 came mostly from consulting costs in 2018 that were associated with the improvement of operating system efficiencies to enhance opportunities for noninterest revenue improvement. These expenses were not repeated in 2019.

Further overhead expense savings came from FDIC premium costs, which finished the third quarter of 2019 with no recorded expense versus $110 in premium expense during the third quarter of 2018.  FDIC premium expense also decreased $255, or 69.3%, during the first nine months of 2019, as compared to the same period in 2018.  The year-to-date decrease in premium expense has been primarily impacted by lower assessment rates by the FDIC in 2019 versus 2018.  However, the quarter-to-date decrease was primarily due to the receipt of a portion of the Bank’s premium credit granted by the FDIC.  In the third quarter of 2018, the FDIC announced the Deposit Insurance Fund (“DIF”) had exceeded the statutory minimum of 1.35%, and that assessment credits would be given to smaller banks with assets less than $10 billion.  The credits were based on the portion of bank assessments that had contributed to the successful DIF level.  The FDIC calculated the Bank’s associated credit to be $253.  In September 2019, the Bank was able to utilize $70 of its FDIC credit to fully absorb its third quarter FDIC assessment, which is the reason for no premium expense in the third quarter of 2019.  The Bank will look to utilize its remaining FDIC credits in upcoming quarterly assessments.

The change in overhead expense was also impacted by higher professional fees.  Professional fees increased $84, or 16.3%, during the third quarter of 2019, and increased $422, or 27.5%, during the first nine months of 2019, as compared to the same periods in 2018.  These increases include litigation costs associated with the Bank’s lawsuit against the third-party tax software product provider.

The remaining noninterest expense categories increased $107, or 3.8%, during the third quarter of 2019, and increased $303, or 3.6%, during the first nine months of 2019, as compared to the same periods in 2018.  These increases were impacted mostly from customer incentives, loan costs, software related expenses and other consulting fees.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the third quarters of 2019 and 2018, the Company’s average earning assets increased 0.4%, but the growth consisted mostly of lower-yielding assets (i.e. Federal Reserve Bank, investment securities) while average loans decreased 0.9%.  As a result, interest expense outpaced earning asset income.  However, the Company’s quarterly noninterest income grew 9.3% due to interchange income and OREO gains, which completely offset lower net interest income.  This, combined with lower quarterly overhead expense, allowed the Company’s efficiency number to decrease (improve) to 75.8% during the quarterly period ended September 30, 2019, as compared to 76.2% during the same period in 2018.  Comparing the first nine months of 2019 and 2018, the Company was successful in generating more loan revenue primarily due to higher average earning loans and market rate increases. Furthermore, the Company has exercised good cost control in reducing overhead expense by 0.5% year-over-year. However, the Bank’s loss of tax refund processing revenue during 2019 produced a significant income decrease from its Federal Reserve Bank asset account and tax processing fees.  These decreases caused net interest and noninterest revenue to decrease at a higher pace than the changes in overhead expense.  As a result, the Company’s efficiency number increased (regressed) to 74.7% during the year-to-date period ended September 30, 2019, as compared to 71.7% during the same period in 2018.

Provision for income taxes
The Company’s income tax provision increased $193, or 87.3%, during the three months ended September 30, 2019, as compared to the same period in 2018.  The Company’s income tax provision decreased $327, or 22.9%, during the nine months ended September 30, 2019, as compared to the same period in 2018.  The changes in tax expense corresponded directly to the change in associated taxable income during 2019 and 2018.

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

Prompt corrective action regulations applicable to insured depository institutions provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019 and year-end 2018, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. Regulations of the Board of Governors of the Federal Reserve System (the “FRB”) require a state-chartered bank that is a member of a Federal Reserve Bank to maintain certain amounts and types of capital and generally also require bank holding companies to meet such requirements on a consolidated basis.  The FRB generally requires bank holding companies that have chosen to become financial holding companies to be “well capitalized,” as defined by FRB regulations, in order to continue engaging in activities permissible only to bank holding companies that are registered as financial holding companies.  If, however, a bank holding company, whether or not also a financial holding company, satisfies the requirements of the Federal Reserve’s Small Bank Holding Company Policy (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of September 30, 2019, the Company was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

The following table summarizes the capital ratios (excluding the capital conservation buffer) of the Company and the Bank. The minimums for the Company are those that would have been required if the Company was not a small bank holding company under the SBHCP.

	9/30/19	12/31/18	Minimum Regulatory Capital Ratio	Minimum To Be Well Capitalized (1)
Total risk-based capital ratio
Company	18.2%	17.7%	8.0%	10.0%
Bank	16.5%	16.2%	8.0%	10.0%

Common equity tier 1 risk-based capital ratio
Company	16.1%	15.6%	4.5%	N/A
Bank	15.7%	15.3%	4.5%	6.5%

Tier 1 risk-based capital ratio
Company	17.3%	16.7%	6.0%	6.0%
Bank	15.7%	15.3%	6.0%	8.0%

Leverage ratio
Company	12.2%	11.8%	4.0%	N/A
Bank	11.1%	10.7%	4.0%	5.0%

(1)  For the Company, these amounts would be required for the Company to engage in activities permissible only for a bank holding company that meets the financial holding company requirements if the Company were not subject to the SBHCP. For the Bank, these are the amounts required for the Bank to be deemed well capitalized under the prompt corrective action regulations.

Cash dividends paid by the Company were $2,996 during the first nine months of 2019.  The year-to-date dividends paid totaled $0.63 per share for 2019.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $181,704, represented 17.4% of total assets at September 30, 2019. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2019, the Bank could borrow an additional $115,754 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2019, this line had total availability of $49,110. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2019.

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2019.

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

OHIO VALLEY BANC CORP.

Date:	November 12, 2019	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	November 12, 2019	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer