Form 10-K
period 2019-12-31
OHIO VALLEY BANC CORP
filed 2020-03-16
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-20914

OHIO VALLEY BANC CORP.
(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1359191
(State of incorporation)	(I.R.S. Employer Identification No.)

420 Third Avenue
Gallipolis, Ohio	45631
(Address of principal executive offices)	(ZIP Code)

(740) 446-2631
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, without par value	OVBC	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ◻   NO ☑

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 YES □   NO ☑

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑   NO ◻

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES ☑   NO ◻

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth cmpany.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer □	Accelerated filer ☑
Non-accelerated filer □	Smaller reporting company ☑
Emerging growth company □

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES □   NO ☑

    Based on the closing sales price of $38.57 per share on June 30, 2019, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $158,861,113.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2020, was 4,787,446.

Documents Incorporated By Reference:

(1)	Portions of the 2019 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2020, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“OVBC Captive”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 94.2%, 92.9% and 92.7% of total consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Interested readers can access Ohio Valley’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through Ohio Valley’s Internet website at www.ovbc.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the information contained on Ohio Valley’s website into this Annual Report on Form 10-K).  These reports can be accessed free of charge through a link to The NASDAQ Stock Market, LLC’s website from Ohio Valley’s website as soon as reasonably practicable after Ohio Valley electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”).

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2019, Ohio Valley’s consolidated assets approximated to $1,013,272,000, and total shareholders’ equity approximated to $128,179,000.

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

Information about the Company’s business segments is set forth in Note R to the Company’s Financial Statements located in Ohio Valley’s 2019 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has sixteen offices located in Ohio and West Virginia, all but two offering automatic teller machines (“ATMs”).  Eleven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2019.

The Bank is primarily engaged in commercial and retail banking.  The Bank is a full-service financial institution offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank offers credit card services.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  In addition to originating loans, the Bank invests in United States government and agency obligations, interest-bearing deposits in other financial institutions, and other investments permitted by applicable law.

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

In January 2020, the Bank began offering Tax Refund Advance Loans (“TALs”) to Loan Central tax customers.  A TAL represents a short-term loan offered by OVB to tax preparation customers of Loan Central.  Previously Loan Central offered and originated tax refund anticipation loans that represented a large composition of its annual earnings.  However, new Ohio laws that became effective in April 2019 placed numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  As a result, Loan Central is no longer able to directly offer the service to its tax preparation customers, but it is able to do so through the Bank.  After Loan Central prepares a customer’s tax return, the customer is offered the opportunity to have immediate access to a portion of the anticipated tax refund by entering into a TAL with the Bank.  As part of the process, the tax customer completes a loan application and authorizes the expected tax refund to be deposited with the Bank once it is issued by the IRS.  Once the Bank receives the tax refund, the refund is used to repay the TAL and Loan Central’s tax preparation fees, then the remainder of the refund is remitted to Loan Central’s tax customer.

Business of Loan Central

Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans generally to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax preparation services as part of the TAL lending activity previously discussed.  Loan Central presently has six offices, all located within southeastern Ohio.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2019 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2019.

Financial Information

 Financial information regarding the Company as of December 31, 2019 and 2018 and results of operations for the last three fiscal years are contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2019.

Lending Activities

The Company’s loan portfolio decreased $4,278,000 to finish at $772,774,000 in 2019.  The decrease in total loans was primarily due to principal repayments and payoffs occurring within the Company’s commercial and consumer loan portfolios.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2019, commercial loans decreased $7,444,000, or 2.3%, and consumer loans decreased $4,278,000, or 0.6%, while residential real estate loans increased $6,174,000, or 2.0%, as compared to 2018.  Consolidated interest and fee revenue from loans accounted for 76.94%, 76.31%, and 76.50% of total consolidated revenues in 2019, 2018 and 2017, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company’s residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien mortgage or deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value (whichever is the lesser) of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages. Residential real estate loans also consist of the Company’s warehouse lending activity. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. The Company’s market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank’s exposure to interest rate risk.

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

Consumer Loans

Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia.  Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans.  The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions.  Underwriting standards are continually evaluated and modified based upon these factors.  A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel.  The Company makes credit life insurance and health and accident insurance available to all qualified borrowers, thus reducing their risk of loss when their income is terminated or interrupted.  The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards.  Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans.  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower’s continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.  Also included in the category of consumer loans are home equity loans.  Home equity lines of credit are generally made as second mortgages and charged a variable interest rate.  Home equity lines are written with ten-year terms but are reviewed annually.  The Company’s consumer loans also consist of seasonal TAL loans offered by the Bank during the tax season.  As previously discussed, TAL loans loans are short-term, cash advances against a customer's anticipated income tax refund.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of United States Government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.51%, 5.48% and 5.29% of total consolidated revenues in 2019, 2018 and 2017, respectively.  The Company currently does not engage in trading account activity.

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

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006, in which it served as a facilitator for the clearing of tax refunds for a single tax refund product provider.  An agreement between the Bank and the original provider required the Bank to process electronic refund checks ("ERCs") and electronic refund deposits ("ERDs") presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank, in turn, would receive a fee paid by the provider for each transaction that was processed by the Bank.  In 2015 the agreement between the Bank and the original provider, which had a term ending at December 31, 2019, was assumed by MetaBank.  MetaBank ceased utilizing the services of the Bank at the end of 2018. Due to the absence of tax processing activity in 2019, the Bank experienced a significant decline in ERC/ERD fee income.  As a result, ERC/ ERD fees decreased $1,574,000 during the year ended 2019, as compared to the year ended 2018.  On March 10, 2020, the Bank announced that it has entered into a new agreement with a third-party to process future electronic refund checks and deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds.  The new agreement provides that the Bank will process refunds for five tax seasons, beginning with the 2021 tax season and extending through the 2025 tax season.

Competition

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  The principal factors of competition for the Company’s banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services.  The market area for the Bank is concentrated primarily in the Gallia, Meigs, Jackson, Vinton and Pike Counties of Ohio, as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Lawrence, Scioto, Athens and Ross.  Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.

Loan Central’s market presence further strengthens the Company’s ability to compete in the Gallia, Jackson, Lawrence and Pike Counties by serving a consumer base that may not meet the Bank’s credit standards.  Loan Central also operates in Scioto and Ross counties of Ohio, which are outside the Bank’s primary market area.  With the exception of TAL loans related to Loan Central’s tax preparation activities and the Bank’s refund advance activities, the Company’s business is not seasonal, nor is it dependent upon a single or small group of customers.

Historically, larger regional institutions, with substantially greater resources, have been generating a growing market presence.  Yet, in recent years, the financial industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the acquiring companies.  Many financial institutions have experienced significant challenges as a result of the economic crisis, which resulted in bank failures and significant intervention from the United States Government.

Overall, the Company believes it is able to compete effectively in both current and newer markets.  There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Ohio Valley as well as the Bank and Loan Central.  This summary is qualified in its entirety by reference to such statutes and regulations. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund (“DIF”) and the banking system as a whole, and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF.  They also may restrict Ohio Valley’s abilty to repurchase its common shares or to receive dividends from the Bank and impose capital adequacy and liquidity requirements.

Regulation of Financial Holding Company

Ohio Valley is subject to the requirements of the BHC Act and to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including its banking subsidiaries). In general, the Federal Reserve Board may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

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

Holding Company Activities

Ohio Valley became a financial holding company in 2000, permitting it to engage in activities beyond those permitted for traditional bank holding companies.  In order to become a financial holding company, all of a bank holding company’s subsidiary depository institutions must be well capitalized and well managed under federal banking regulations, and such depository institutions must have received a rating of at least satisfactory under the Community Reinvestment Act of 1977, as amended (the “CRA”).  In addition, the holding company must be well managed and, unless it is a small bank holding company under the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy, must be well capitalized.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law.  The Regulatory Relief Act repealed or modified  certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”), and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion).  Bank holding companies with consolidated assets of less than $100 billion, including Ohio Valley, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Ohio Valley, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

In December 2018, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, and the FDIC issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard).  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day one adverse effects on regulatory capital that may result from the adoption of the CECL model.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Section 23A and 23B of the Federal Reserve Act, as amended, and Regulation W restrict transactions by banks and their subsidiaries with their affiliates.  An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

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

The Bank’s deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act, as amended (“FDIA”) and certain regulations of the FDIC.

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
Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations.  Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws and has commenced related enforcement actions. The following are just a few of the consumer protection laws applicable to the Bank:

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
In October 2017, the CFPB issued a final rule (the “Payday Rule”) to establish regulations for payday loans, vehicle title loans, and certain high-cost installment loans. The Payday Rule addressed two discrete topics. First, it contained a set of provisions with respect to the underwriting of certain covered loans and related reporting and recordkeeping requirements (the “Mandatory Underwriting Provisions”). Second, it contained a set of provisions establishing certain requirements and limitations with respect to attempts to withdraw payments from consumers’ checking or other accounts and related recordkeeping requirements (the “Payment Provisions”). The Payday Rule became effective on January 16, 2018. However, most provisions had a compliance date of August 19, 2019.

On February 6, 2019, the CFPB proposed delaying the August 19, 2019, compliance date for the Mandatory Underwriting Provisions to November 19, 2020. The CFPB proposed in a separate notice to rescind the Mandatory Underwriting Provisions.

On June 6, 2019, the CFPB issued a final rule delaying the compliance date for most Mandatory Underwriting Provisions until November 19, 2020. However, the final rule did not delay the compliance date for the Payment Provisions. The Company does not currently expect the Payday Rule to have a material effect on its financial condition or results of operations on a consolidated basis.

Ohio law requires that lenders in Ohio, with exemptions for banks, savings associations, credit unions and certain other financial institutions, obtain licenses and comply with numerous restrictions on various types of consumer lending.  The regulations address maximum permissible interest rates,  duration, amounts, permissible collateral, underwriting, renewals, collection and various other aspects of such loans.  On July 30, 2018, Ohio adopted a law (“HB 123”) placing much greater restrictions on such loans originated after April 26, 2019.  While the Bank is exempt from such laws, Ohio Valley’s consumer finance subsidiary, Loan Central, is not. As discussed above, HB 123 resulted in the Bank beginning to offer TALs to Ohio Valley’s customers so that those customers needs could continue to be met.

Capital Requirements

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted.  The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of a Federal Reserve Bank.  The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard,” published by the Basel Committee on Banking Supervision.  New capital rules applicable to smaller banking organizations (the “Basel III Capital Rules”), which also implement certain of the provisions of the Dodd-Frank Act, became effective commencing on January 1, 2015.  Compliance with the new minimum capital requirements was required effective January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015, through January 1, 2019.

The rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum tier 1 capital ratio of 6.0%, (c) a minimum total risk-based capital ratio of 8.0%, and (d) a minimum tier 1 leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).

Under the guidelines, capital is compared to the relative risk included in the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  The capital conservation buffer phased in beginning January 1, 2016, at .625% of risk-weighted assets and was increased by that amount each year until fully implemented at 2.50% on January 1, 2019.

Federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions that become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease.  Each such institution is also required to file a capital plan with its primary federal regulator, and its holding company must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  At December 31, 2019, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.  A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules.  For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval.  These deposit-funding limitations can have an adverse effect on the bank’s liquidity.  At each successively lower capital category, an insured depository institution is subject to additional restrictions.  Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the DIF. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized with a leverage ratio of less than 2.0%.  The FDIA provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2019, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

Limits on Dividends

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  The Federal Reserve Board also expects Ohio Valley to serve as a source of strength to the Bank, which may require it to retain capital for further investments in the Bank, rather than for dividends for shareholders of Ohio Valley.  The Bank may not pay dividends to Ohio Valley if, after paying such dividends, it would fail to meet the required capital levels. Dividends are also subject to limitations if the Company or the Bank fails to hold the required capital conservation buffer.  The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year’s net profits and retained net profits for the preceding two years, less required transfers to surplus.  Under Ohio law, the Bank may pay a dividend from surplus only with the approval of its shareholders and the approval of the Superintendent of Financial Institutions.  Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank.  These provisions could have the effect of limiting Ohio Valley’s ability to pay dividends on its outstanding common shares.

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

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including the Bank, to prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a threat to the DIF, and to take enforcement actions against insured institutions.  The FDIC may terminate insurance of deposits of any institution if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.  The DRR reached 1.35% at September 30, 2018.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.  The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The Bank’s calculated assessment credits totaled $252,900. Such credits will be applied when the reserve ratio is at least 1.38%.  At June 30, 2019, the DRR reached 1.40%, exceeding the 1.38% threshold for the first time. As a result, the FDIC began to apply small bank assessment credits to quarterly assessment invoices, beginning with the second quarter assessment payable in September 2019. In addition, the FDIC announced that such credits would continue to be applied as long as the DRR is at least 1.35%, instead of 1.38%, as was originally announced. In 2019, assessment credits totaling $137,600 were applied to the Bank’s quarterly assessments during the second half of 2019.

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to hep meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA.  As of its most recent evaluation, the Bank was assigned an overall CRA rating of “Satisfactory.”

Customer Privacy Protections

The Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party.

Monetary Policy and Economic Conditions

The business of commercial banks is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board.  The Federal Reserve Board regulates the money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in United States Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.  These policies and regulations significantly influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings.

Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001, as amended (the “Patriot Act”), and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  The Company has established policies and procedures to comply with the requirements of the Patriot Act.

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

Office of Foreign Assets Control Regulation

The United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Ohio Valley is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If Ohio Valley fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Ohio Valley expects this trend of state-level activity in those areas to continue and is continually monitoring developments in the states in which our customers are located.

In the ordinary course of business, Ohio Valley relies on electronic communications and information systems to conduct its operations and to store sensitive data. Ohio Valley employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Ohio Valley employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of Ohio Valley’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Ohio Valley has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Ohio Valley’s systems and those of its customers and third-party service providers are under constant threat and it is possible that Ohio Valley could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Employees

As of December 31, 2019, Ohio Valley and its subsidiaries had approximately 284 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2019 Annual Report to Shareholders, which are incorporated herein by reference.

I.   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2019, 2018 and 2017 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2019 and 2018 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2019	2018	2017
Securities Available for Sale
U.S. Government sponsored entity securities	$16,736	$16,630	$13,473
Agency mortgage-backed securities, residential	88,582	85,534	87,652
Total securities available for sale	$105,318	$102,164	$101,125
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$12,031	$15,813	$17,577
Agency mortgage-backed securities, residential	2	3	4
Total securities held to maturity	$12,033	$15,816	$17,581

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

C.	Excluding obligations of the United States Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III.  LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2019	2018	2017	2016	2015

Residential real estate	$310,253	$304,079	$309,163	$286,022	$223,875
Commercial real estate	222,136	216,360	213,446	214,007	169,312
Commercial and industrial	100,023	113,243	107,089	100,589	81,936
Consumer	140,362	143,370	139,621	134,283	110,629
	$772,774	$777,052	$769,319	$734,901	$585,752

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

C.	1.	Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $1,268,000, $1,173,000 and $1,377,000 for the fiscal years ended December 31, 2019, 2018 and 2017, respectively. The amount of interest income that was included in net income recorded on such loans was $987,000, $908,000 and $920,000 for the fiscal years ended December 31, 2019, 2018 and 2017, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming, Past Due and Restructured Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2019 and 2018, there were no loans that are not already included in “Table V - Summary of Nonperforming, Past Due and Restructured Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2019, 2018 or 2017.

4.
Loan Concentrations - As of December 31, 2019 and 2018, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2019, located in Ohio Valley’s 2019 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2019 and 2018, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2019	2018	2017	2016	2015

Balance, beginning of year	$6,728	$7,499	$7,699	$6,648	$8,334
Loans charged off:
Residential real estate	1,060	874	745	384	828
Commercial real estate	602	4	1,067	63	1,971
Commercial and industrial	1,513	208	627	586	24
Consumer	1,917	2,514	1,642	2,170	1,428
Total loans charged off	5,092	3,600	4,081	3,203	4,251

Recoveries of loans:
Residential real estate	629	215	260	299	386
Commercial real estate	2,089	523	362	132	204
Commercial and industrial	90	327	86	16	234
Consumer	828	725	609	981	651
Total recoveries of loans	3,636	1,790	1,317	1,428	1,475

Net loan charge-offs	(1,456)	(1,810)	(2,764)	(1,775)	(2,776)
Provision charged to operations	1,000	1,039	2,564	2,826	1,090
Balance, end of year	$6,272	$6,728	$7,499	$7,699	$6,648
Ratio of net charge-offs to average loans outstanding	.19%	.23%	.37%	.28%	.47%
Ratio of allowance for loan losses to non-performing assets	59.29%	66.13%	62.39%	67.43%	69.01%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Loan Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

V.  DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2019, 2018, or 2017.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2019 and 2018:

December 31, 2019		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$19,207	$14,556	$33,942	$56,663

December 31, 2018		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$20,107	$11,371	$28,927	$66,558

VI.  RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table IX - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

VII.  SHORT-TERM BORROWINGS

During each of the last three fiscal years, the Company’s average amount of short-term borrowings was less than 30% of shareholders’ equity at the end of the period.

ITEM 1A – RISK FACTORS

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10‑K and other documents that are incorporated herein by reference that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document.  In addition, certain statements in future filings by Ohio Valley with the SEC, in press releases, and in oral and written statements made by or with the approval of Ohio Valley which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Examples of forward-looking statements include:  (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Ohio Valley or our management or Board of Directors, including those relating to products or services and strategic plans, such as mergers; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
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

Risks Related to Economic, Political and Market Conditions

Economic, political and market risks could adversely affect our earnings and capital through declines in loan demand, quality of investment securities, our borrowers’ ability to repay loans, the value of the collateral securing our loans, and deposits.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a United States withdrawal from a significant renegotiation of trade agreements, trade wars, the election of a new United States President in 2020, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase, and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments have resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States. The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown.  Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

Our earnings are significantly affected by the fiscal and monetary policies of the United States Government and its agencies, sometimes adversely.

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings.  These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities (in particular, the Federal Reserve Board).  While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income and could have a material adverse effect on our financial condition and results of operations.

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

A transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. In 2017, the United Kingdom’s Financial Conduct Authority announced that in 2021 it would no longer compel banks to submit rates required to calculate LIBOR.  Therefore, it is uncertain at this time to what extent banks will continue to provide submissions for the calculation of LIBOR after 2021.

As a result of this announcement, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified and recommended alternatives for LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR) and proposed implementations of the recommended alternatives in floating rate instruments, including loans and derivatives.  It is currently unknown whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what effect of their implementation may have on the markets for floating-rate financial instruments. Any discontinuance, modification, alternative reference rates or other reforms may adversely affect interest rates on our current or future indebtedness and other financial instruments.

We have a limited number of loans, derivative contracts, borrowings and other financial instruments, and continue to enter into loans, derivatives contracts, borrowings and other financial instruments, with attributes that are directly or indirectly dependent on LIBOR.  The transition from LIBOR could create costs and additional risk for us.  Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR.  The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Further, our failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could have an adverse effect on our business, financial condition and results of operations.

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

Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  This “systemic risk” may adversely affect our business.

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

We may not be able to adapt to technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Our future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and profit.

We are at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against us, we may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

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

We have a material weakness in internal control over financial reporting.

In connection with the preparation of our financial statements for the year ended December 31, 2019, and the review of such statements by our independent public accounting firm, Crowe LLP, management identified a material weakness in internal controls over financial reporting, as defined by the Public Company Accounting Oversight Board.  The material weakness was related to the process for monitoring loan activity through the subsequent event period to timely identify changes in loan credit quality indicators and impairment for conditions existing at period end that may impact the financial statements.

A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner.  The material weakness was determined to have existed as of December 31, 2019.  We are still in the process of remediating the material weakness in internal control over financial reporting, although no changes to financial statements were necessary.

Ohio Valley cannot assure you how quickly the material weakness will be remediated or that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.  The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information.  We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with United States generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  We may also rely on the audit report covering those financial statements.  Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

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

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  In accordance with GAAP, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses.  Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results.  Our allowance for loan losses is based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current economic conditions in the primary lending area, prior experience, possible losses arising from specific problem loans, and our evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses.  Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which will be effective for us in the first quarter of 2023.  We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance.  Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit our shareholders.  Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us and our ability to increase the value of our business, possibly limiting the services we provide, increasing the potential for competition from non-banks, or requiring us to change the way we operate.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the adequacy of an institution’s allowance for loan losses and the ability to complete acquisitions.  Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or market area.

We are currently assessing the expected effect of the Payday Rule on the Bank’s and Loan Central’s lending businesses and on the Company’s financial condition and results of operations.  The costs of complying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company. The impact of this rule on the Bank, both with and without the proposed amendments, is estimated to be minimal.

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

Increased bank failures for several years commencing in 2008 greatly increased resolution costs of the FDIC and depleted the DIF.  In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC took a number of actions, including increasing assessment rates of insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, changing the assessment base and requiring a prepayment of assessments for over three years.

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

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  Ohio Valley became subject to the new standard in the first quarter of 2020.  Upon adoption of CECL, credit loss allowances may increase, which will decrease retained earnings and regulatory capital.  The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

Not applicable.

ITEM 2 - PROPERTIES

Ohio Valley does not own or lease any real or personal property.

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns twelve financial service centers located in Gallipolis (Gallia Co.), Jackson, Oak Hill and Wellston (Jackson Co.), and Waverly (Pike Co.) in Ohio; and Point Pleasant and Mason (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia.  The Bank’s New Holland (Pickaway Co.) and Mount Sterling (Madison Co.) offices in Ohio were sold to North Valley Bank of Corning, Ohio in December 2019. The Bank leases four additional financial service centers located in Gallipolis (Gallia Co.) and Athens (Athens Co.) in Ohio.  The Bank also owns and operates thirty-four ATMs, including twenty off-site ATMs.  Furthermore, the Bank owns four facilities in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.), and a facility in Point Pleasant (Mason Co.), in West Virginia, which are all leased to third parties.

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

Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” and “Note E – Leases” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2019, located in Ohio Valley’s 2019 Annual Report to Shareholders.

ITEM 3 – LEGAL PROCEEDINGS

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required under this Item 5 by Item 201(d) of SEC Regulation S-K is incorporated herein by reference to the information presented under “Note J - Subordinated Debentures and Trust Preferred Securities” and “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2019 located in Ohio Valley’s 2019 Annual Report to Shareholders.  Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,146 shareholders as of February 28, 2020.

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2019.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2019.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2019 Annual Report to Shareholders. Comparisons for presented periods were impacted by factors that included the acquisition of Milton Bank in 2016 and the deferred tax asset expense adjustment in 2017.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2019 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2019 Annual Report to Shareholders.  The supplementary data located under the captions “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2019 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness described in Management’s Report on Internal Control Over Financial Reporting, Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of December 31, 2019 in ensuring that the information required to be disclosed by Ohio Valley in the reports that Ohio Valley files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were not operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2019 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2019 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 20, 2020 (the “2020 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” “Delinquent Section 16(a) Reports,” and “Compensation of Executive Officers and Directors” of the 2020 Proxy Statement.

The Board of Directors of Ohio Valley has adopted a Code of Ethics covering the directors, officers and employees of Ohio Valley and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Ohio Valley.  The Code of Ethics is posted on Ohio Valley’s website at www.ovbc.com.  Amendments to the Code of Ethics and waivers of the provisions of the Code of Ethics will also be posted on Ohio Valley’s website.  Interested persons may obtain copies of the Code of Ethics without charge by writing to Ohio Valley Banc Corp., Attention: Tom R. Shepherd, Secretary, 420 Third Avenue, Gallipolis, Ohio 45631.

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Compensation of Executive Officers and Directors” and “Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2020 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2020 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2020 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2020 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2019 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:
Consolidated Statements of Condition as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

3.2	Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 (SEC File No. 0-20914).

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

4.2	Description of Registered Securities: Filed herewith.

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

10.6(b)*
Schedule A to Exhibit 10.6(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.6(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2018 (SEC File No. 0-20914).

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

10.8*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.9*	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

Exhibit Number	Exhibit Description

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

10.20*
The Ohio Valley Bank Company Director Deferred Fee Agreements between Jeffrey E. Smith and The Ohio Valley Bank Company that include:  Director Deferred Fee Agreement dated December 1, 1996, the First Amendment to the Director Deferred Fee Agreement, dated May 20, 2003, and the Second Amendment to the Director Deferred Fee Agreement dated March 29, 2018: Incorporated herein by reference to Exhibit 10.20 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2018 (SEC File No. 0-20914).

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

10.23(a)*
Schedule A to Exhibit 10.24 identifying other Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.24(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (SEC File No. 0-20914).

10.24*	Severance Agreement for Katrinka Hart-Harris: Filed herewith.

Exhibit Number	Exhibit Description

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2019:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 16, 2020	By:	/s/Thomas E.Wiseman
Thomas E. Wiseman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2020 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Thomas E. Wiseman	Chief Executive Officer
Thomas E. Wiseman	(principal executive officer) and Director

/s/Scott W. Shockey	Senior Vice President and Chief
Scott W. Shockey	Financial Officer (principal financial officer and principal accounting officer)

/s/Jeffrey E. Smith	Chairman of the Board
Jeffrey E. Smith

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Harold A. Howe	Director
Harold A. Howe

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/Larry E. Miller	Director
Larry E. Miller

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Rdward J. Robbins	Director
Edward J. Robbins