Form 10-Q
period 2020-03-31
OHIO VALLEY BANC CORP
filed 2020-05-11
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
_____________________

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common shares, without par value	OVBC	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of common shares of the registrant outstanding as of May 8, 2020 was 4,787,446.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019

ASSETS
Cash and noninterest-bearing deposits with banks	$16,023	$12,812
Interest-bearing deposits with banks	50,648	39,544
Total cash and cash equivalents	66,671	52,356

Certificates of deposit in financial institutions	2,360	2,360
Securities available for sale	112,191	105,318
Securities held to maturity (estimated fair value: 2020 - $12,115; 2019 - $12,404)	11,808	12,033
Restricted investments in bank stocks	7,506	7,506

Total loans	775,086	772,774
Less: Allowance for loan losses	(8,729)	(6,272)
Net loans	766,357	766,502

Premises and equipment, net	20,970	19,217
Premises and equipment held for sale, net	649	653
Other real estate owned, net	325	540
Accrued interest receivable	2,650	2,564
Goodwill	7,319	7,319
Other intangible assets, net	157	174
Bank owned life insurance and annuity assets	30,813	30,596
Operating lease right-of-use asset, net	998	1,053
Other assets	5,067	5,081
Total assets	$1,035,841	$1,013,272

LIABILITIES
Noninterest-bearing deposits	$213,262	$222,607
Interest-bearing deposits	632,617	598,864
Total deposits	845,879	821,471

Other borrowed funds	32,459	33,991
Subordinated debentures	8,500	8,500
Operating lease liability	998	1,053
Accrued liabilities	17,509	20,078
Total liabilities	905,345	885,093

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	----	----

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2020 - 5,447,185 shares issued; 2019 - 5,447,185 shares issued)	5,447	5,447
Additional paid-in capital	51,165	51,165
Retained earnings	86,748	86,751
Accumulated other comprehensive income	2,848	528
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	130,496	128,179
Total liabilities and shareholders’ equity	$1,035,841	$1,013,272

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three months ended March 31,
	2020	2019

Interest and dividend income:
Loans, including fees	$10,873	$11,912
Securities
Taxable	597	618
Tax exempt	73	84
Dividends	66	113
Interest-bearing deposits with banks	162	319
Other Interest	14	12
	11,785	13,058

Interest expense:
Deposits	1,509	1,342
Other borrowed funds	200	235
Subordinated debentures	72	94
	1,781	1,671
Net interest income	10,004	11,387
Provision for loan losses	3,846	2,377
Net interest income after provision for loan losses	6,158	9,010

Noninterest income:
Service charges on deposit accounts	493	503
Trust fees	68	64
Income from bank owned life insurance and annuity assets	217	178
Mortgage banking income	90	69
Debit / credit card interchange income	943	914
Loss on other real estate owned	(101)	----
Tax preparation fees	615	----
Litigation settlement	2,000	----
Other	117	118
	4,442	1,846
Noninterest expense:
Salaries and employee benefits	5,455	5,536
Occupancy	432	453
Furniture and equipment	262	263
Professional fees	598	672
Marketing expense	268	270
FDIC insurance	----	3
Data processing	599	535
Software	381	411
Foreclosed assets	43	106
Amortization of intangibles	17	31
Other	1,464	1,288
	9,519	9,568

Income before income taxes	1,081	1,288
Provision for income taxes	79	95

NET INCOME	$1,002	$1,193

Earnings per share	$.21	$.25

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2020	2019

Net Income	$1,002	$1,193

Other comprehensive income:
Change in unrealized gain on available for sale securities	2,937	1,996
Related tax expense	(617)	(419)
Total other comprehensive income, net of tax	2,320	1,577

Total comprehensive income	$3,322	$2,770

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)
Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$5,447	$51,165	$86,751	$528	$(15,712)	$128,179
Net income	----	----	1,002	----	----	1,002
Other comprehensive income, net	----	----	----	2,320	----	2,320
Cash dividends, $.21 per share	----	----	(1,005)	----	----	(1,005)
Balance at March 31, 2020	$5,447	$51,165	$86,748	$2,848	$(15,712)	$130,496

Balance at January 1, 2019	$5,400	$49,477	$80,844	$(2,135)	$(15,712)	$117,874
Net income	----	----	1,193	----	----	1,193
Other comprehensive income, net	----	----	----	1,577	----	1,577
Common stock issued to ESOP, 8,333 shares	8	320	----	----	----	328
Common stock issued through dividend reinvestment, 10,000 shares	10	365	----	----	----	375
Cash dividends, $.21 per share	----	----	(995)	----	----	(995)
Balance at March 31, 2019	$5,418	$50,162	$81,042	$(558)	$(15,712)	$120,352

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three months ended March 31,
	2020	2019

Net cash provided by operating activities:	$1,819	$1,358

Investing activities:
Proceeds from maturities of securities available for sale	6,310	3,881
Purchases of securities available for sale	(10,287)	(10,035)
Proceeds from maturities of securities held to maturity	215	215
Net change in loans	(3,720)	(4,717)
Proceeds from sale of other real estate owned	147	----
Purchases of premises and equipment	(2,049)	(1,246)
Net cash (used in) investing activities	(9,384)	(11,902)

Financing activities:
Change in deposits	24,417	15,017
Proceeds from common stock through dividend reinvestment	----	375
Cash dividends	(1,005)	(995)
Repayment of Federal Home Loan Bank borrowings	(1,383)	(1,508)
Change in other long-term borrowings	(149)	(628)
Net cash provided by financing activities	21,880	12,261

Change in cash and cash equivalents	14,315	1,717
Cash and cash equivalents at beginning of period	52,356	71,180
Cash and cash equivalents at end of period	$66,671	$72,897

Supplemental disclosure:
Cash paid for interest	$1,805	$1,434
Transfers from loans to other real estate owned	33	40
Initial recognition of operating lease right-of-use asset	----	1,280
Operating lease liability arising from obtaining right-of-use asset	----	1,280

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2020, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2020.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2019 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2019 have been reclassified to conform to the presentation for 2020.  These reclassifications had no effect on net income or shareholders’ equity.

RECENT EVENTS:  In March 2020, the World Health Organization declared the outbreak of the coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. COVID-19 has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies has, and may continue to impact, many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. Also under the CARE Act, the Bank is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program that provides assistance to small businesses. The PPP provides small businesses with funds to pay up to 8 weeks of payroll costs, including benefits. The funds are provided in the form of loans that will be fully forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for six months. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The potential financial impact of COVID 19 is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Effects may include:

• The provision for loan losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen, and loan charge-offs increase. The Company is actively participating in the PPP program providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government, if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

• Valuation and fair value measurement challenges may occur. Material adverse impacts may include all or a combination of valuation impairments on the Company’s securities, impaired loans, other real estate owned, and interest rate swap agreements.

INDUSTRY SEGMENT INFORMATION:  Internal financial information is primarily reported and aggregated in two lines of business: banking and consumer finance.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,787,446 and 4,748,474 for the three months ended March 31, 2020 and 2019, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ADOPTION OF NEW ACCOUNTING STANDARD UPDATES (“ASU”): In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,016	----
Agency mortgage-backed securities, residential	----	96,175	----
Interest rate swap derivatives	----	985	----
Interest rate swap derivatives	----	(985)	----

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	----	$16,736	----
Agency mortgage-backed securities, residential	----	88,582	----
Interest rate swap derivatives	----	465	----
Interest rate swap derivatives	----	(465)	----

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2020, Using
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$459
Commercial and Industrial	----	----	777

	Fair Value Measurements at December 31, 2019, Using
Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Owner-occupied	----	----	$1,644
Commercial and Industrial	----	----	4,559

At March 31, 2020, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $2,090, with a corresponding valuation allowance of $854, resulting in an increase of $854 in provision expense during the three months ended March 31, 2020, with no corresponding charge-offs recognized.  This is compared to an increase of $163 in provision expense during the three months ended March 31, 2019, with no corresponding charge-offs recognized.  At December 31, 2019, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,010, with a corresponding valuation allowance of $807, resulting in an increase of $807 in provision expense during the year ended December 31, 2019, with no corresponding charge-offs recognized.

There was no other real estate owned that was measured at fair value less costs to sell at March 31, 2020 and December 31, 2019. There were no corresponding write downs during the three months ended March 31, 2020 and 2019.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$459	Sales approach	Adjustment to comparables	10% to 50%	27.8%
Commercial and industrial	777	Sales approach	Adjustment to comparables	24% to 50%	28.9%

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:
Commercial real estate:
Owner-occupied	$1,644	Sales approach	Adjustment to comparables	0% to 20%	9.7%
Commercial and industrial	4,559	Sales approach	Adjustment to comparables	0% to 61%	10.3%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at March 31, 2020 Using
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$66,671	$66,671	$	----	$	----	$66,671
Certificates of deposit in financial institutions	2,360	----		2,360		----	2,360
Securities available for sale	112,191	----		112,191		----	112,191
Securities held to maturity	11,808	----		6,420		5,695	12,115
Loans, net	766,357	----		----		761,147	761,147
Interest rate swap derivatives	985	----		985		----	985
Accrued interest receivable	2,650	----		385		2,265	2,650

Financial liabilities:
Deposits	845,879	213,262		635,176		----	848,438
Other borrowed funds	32,459	----		33,792		----	33,792
Subordinated debentures	8,500	----		5,979		----	5,979
Interest rate swap derivatives	985	----		985		----	985
Accrued interest payable	1,565	1		1,564		----	1,565

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
Financial Assets:
Cash and cash equivalents	$52,356	$52,356	$	----	$	----	$52,356
Certificates of deposit in financial institutions	2,360	----		2,360		----	2,360
Securities available for sale	105,318	----		105,318		----	105,318
Securities held to maturity	12,033	----		6,446		5,958	12,404
Loans, net	766,502	----		----		771,285	771,285
Interest rate swap derivatives	465	----		465		----	465
Accrued interest receivable	2,564	----		315		2,249	2,564

Financial liabilities:
Deposits	821,471	222,607		599,937		----	822,544
Other borrowed funds	33,991	----		34,345		----	34,345
Subordinated debentures	8,500	----		6,275		----	6,275
Interest rate swap derivatives	465	----		465		----	465
Accrued interest payable	1,589	3		1,586		----	1,589

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
March 31, 2020
U.S. Government sponsored entity securities	$15,621	$395	$	----	$16,016
Agency mortgage-backed securities, residential	92,965	3,212		(2)	96,175
Total securities	$108,586	$3,607		$(2)	$112,191

December 31, 2019
U.S. Government sponsored entity securities	$16,579	$163		$(6)	$16,736
Agency mortgage-backed securities, residential	88,071	807		(296)	88,582
Total securities	$104,650	$970		$(302)	$105,318

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2020
Obligations of states and political subdivisions	$11,806	$308	$(1)	$12,113
Agency mortgage-backed securities, residential	2	----	----	2
Total securities	$11,808	$308	$(1)	$12,115

December 31, 2019
Obligations of states and political subdivisions	$12,031	$372	$(1)	$12,402
Agency mortgage-backed securities, residential	2	----	----	2
Total securities	$12,033	$372	$(1)	$12,404

The amortized cost and estimated fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$7,289	$7,404	$639	$641
Due in over one to five years	8,332	8,612	6,802	7,014
Due in over five to ten years	----	----	4,365	4,458
Agency mortgage-backed securities, residential	92,965	96,175	2	2
Total debt securities	$108,586	$112,191	$11,808	$12,115

The following table summarizes securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2020	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed
securities, residential	$	----	$	----	$198	$(2)	$198	$(2)
Total available for sale	$	----	$	----	$198	$(2)	$198	$(2)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$204	$(1)	$	----	$	----	$204	$(1)
Total held to maturity	$204	$(1)	$	----	$	----	$204	$(1)

NOTE 3 – SECURITIES (Continued)

December 31, 2019	Less Than 12 Months				12 Months or More		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored
entity securities	$	----	$	----	$1,999	$(6)	$1,999	$(6)
Agency mortgage-backed
securities, residential		15,041		(84)	21,344	(212)	36,385	(296)
Total available for sale		$15,041		$(84)	$23,343	$(218)	$38,384	$(302)

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrecognized Loss	Fair Value		Unrecognized Loss		Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and
political subdivisions	$204	$(1)	$	----	$	----	$204	$(1)
Total held to maturity	$204	$(1)	$	----	$	----	$204	$(1)

There were no sales of investment securities during the three months ended March 31, 2020 or 2019. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of March 31, 2020, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2020 and December 31, 2019 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:	March 31,	December 31,
	2020	2019
Residential real estate	$307,879	$310,253
Commercial real estate:
Owner-occupied	55,515	55,825
Nonowner-occupied	137,141	131,398
Construction	34,892	34,913
Commercial and industrial	102,570	100,023
Consumer:
Automobile	61,729	63,770
Home equity	21,894	22,882
Other	53,466	53,710
	775,086	772,774
Less: Allowance for loan losses	(8,729)	(6,272)

Loans, net	$766,357	$766,502

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

March 31, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$1,928	$1,447	$1,647	$6,272
Provision for loan losses	926	1,572	624	724	3,846
Loans charged off	(198)	(516)	(33)	(889)	(1,636)
Recoveries	24	44	7	172	247
Total ending allowance balance	$2,002	$3,028	$2,045	$1,654	$8,729

March 31, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,583	$2,186	$1,063	$1,896	$6,728
Provision for loan losses	813	393	473	699	2,378
Loans charged-off	(329)	(141)	(233)	(658)	(1,361)
Recoveries	12	14	12	230	268
Total ending allowance balance	$2,079	$2,452	$1,315	$2,167	$8,013

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019:

March 31, 2020	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$409	$445	$	----	$854
Collectively evaluated for impairment		2,002	2,619	1,600		1,654	7,875
Total ending allowance balance		$2,002	$3,028	$2,045		$1,654	$8,729

Loans:
Loans individually evaluated for impairment		$428	$5,088	$5,207		$403	$11,126
Loans collectively evaluated for impairment		307,451	222,460	97,363		136,686	763,960
Total ending loans balance		$307,879	$227,548	$102,570		$137,089	$775,086

December 31, 2019	Residential Real Estate		Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$	----	$385	$303	$119	$807
Collectively evaluated for impairment		1,250	1,543	1,144	1,528	5,465
Total ending allowance balance		$1,250	$1,928	$1,447	$1,647	$6,272

Loans:
Loans individually evaluated for impairment		$438	$11,300	$4,910	$487	$17,135
Loans collectively evaluated for impairment		309,815	210,836	95,113	139,875	755,639
Total ending loans balance		$310,253	$222,136	$100,023	$140,362	$772,774

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2020 and December 31, 2019:

March 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial real estate:
Owner-occupied	$868	$868	$409
Commercial and industrial	1,222	1,222	445
With no related allowance recorded:
Residential real estate	428	428	----
Commercial real estate:
Owner-occupied	3,201	3,201	----
Nonowner-occupied	1,019	1,019	----
Commercial and industrial	3,985	3,985	----
Consumer:
Home equity	403	403	----
Total	$11,126	$11,126	$854

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,030	$2,030	$385
Commercial and industrial	4,861	4,861	303
Consumer:
Automobile	8	8	8
Other	111	111	111
With no related allowance recorded:
Residential real estate	438	438	----
Commercial real estate:
Owner-occupied	1,778	1,778	----
Nonowner-occupied	7,492	7,492	----
Commercial and industrial	49	49	----
Consumer:
Home equity	368	368	----
Total	$17,135	$17,135	$807

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded
Commercial real estate:
Owner-occupied	$875	$9	$9
Commercial and industrial	611	7	7
With no related allowance recorded:
Residential real estate	433	4	4
Commercial real estate:
Owner-occupied	2,754	48	48
Nonowner-occupied	1,033	11	11
Commercial and industrial	4,279	66	66
Consumer:
Home equity	385	5	5
Total	$10,370	$150	$150

	Three months ended March 31, 2019
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Residential real estate	$1,255	$7	$7
Commercial real estate:
Owner-occupied	78	2	2
Nonowner-occupied	360	----	----
Commercial and industrial	984	36	36
Consumer:
Home equity	3	----	----
With no related allowance recorded:
Residential real estate	451	4	4
Commercial real estate:
Owner-occupied	2,862	52	52
Nonowner-occupied	4,177	112	112
Commercial and industrial	5,258	84	84
Total	$15,428	$297	$297

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2020, there were no other real estate owned for residential real estate properties, as compared to $68 at December 31, 2019. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $831 and $1,780 as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2020 and December 31, 2019:

March 31, 2020	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$360	$5,867
Commercial real estate:
Owner-occupied	60	348
Nonowner-occupied	----	724
Construction	----	237
Commercial and industrial	1,192	534
Consumer:
Automobile	116	77
Home equity	----	359
Other	255	49
Total	$1,983	$8,195

December 31, 2019	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$255	$6,119
Commercial real estate:
Owner-occupied	----	863
Nonowner-occupied	----	804
Construction	----	229
Commercial and industrial	----	590
Consumer:
Automobile	239	61
Home equity	----	392
Other	395	91
Total	$889	$9,149

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2020 and December 31, 2019:

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,499	$1,153	$2,456	$7,108	$300,771	$307,879
Commercial real estate:
Owner-occupied	1,951	----	313	2,264	53,251	55,515
Nonowner-occupied	1,457	----	601	2,058	135,083	137,141
Construction	52	----	68	120	34,772	34,892
Commercial and industrial	287	47	1,726	2,060	100,510	102,570
Consumer:
Automobile	1,200	275	190	1,665	60,064	61,729
Home equity	212	80	255	547	21,347	21,894
Other	519	205	264	988	52,478	53,466
Total	$9,177	$1,760	$5,873	$16,810	$758,276	$775,086

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,015	$1,314	$1,782	$7,111	$303,142	$310,253
Commercial real estate:
Owner-occupied	383	59	144	586	55,239	55,825
Nonowner-occupied	12	----	697	709	130,689	131,398
Construction	186	19	49	254	34,659	34,913
Commercial and industrial	1,320	312	241	1,873	98,150	100,023
Consumer:
Automobile	986	329	246	1,561	62,209	63,770
Home equity	106	18	279	403	22,479	22,882
Other	559	139	443	1,141	52,569	53,710
Total	$7,567	$2,190	$3,881	$13,638	$759,136	$772,774

Troubled Debt Restructurings:

A troubled debt restructuring (“TDR”) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  All TDRs are considered to be impaired.   The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction in the contractual principal and interest payments of the loan; or short-term interest-only payment terms.

The Company has allocated reserves for a portion of its TDRs to reflect the fair values of the underlying collateral or the present value of the concessionary terms granted to the customer.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2020 and December 31, 2019:

March 31, 2020	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms		Total TDRs
Residential real estate:
Interest only payments	$207	$	----	$207
Commercial real estate:
Owner-occupied
Interest only payments	868		----	868
Reduction of principal and interest payments	1,509		----	1,509
Maturity extension at lower stated rate than market rate	373		----	373
Credit extension at lower stated rate than market rate	391		----	391
Nonowner-occupied
Credit extension at lower stated rate than market rate	394		----	394
Commercial and industrial:
Interest only payments	3,984		----	3,984

Total TDRs	$7,726	$	----	$7,726

December 31, 2019	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms		Total TDRs
Residential real estate:
Interest only payments	$209	$	----	$209
Commercial real estate:
Owner-occupied
Interest only payments	882		----	882
Reduction of principal and interest payments	1,521		----	1,521
Maturity extension at lower stated rate than market rate	393		----	393
Credit extension at lower stated rate than market rate	393		----	393
Nonowner-occupied
Credit extension at lower stated rate than market rate	395		----	395
Commercial and industrial:
Interest only payments	4,574		----	4,574
Reduction of principal and interest payments	185		----	185

Total TDRs	$8,552	$	----	$8,552

At March 31, 2020, the balance in TDR loans decreased $826, or 9.7%, from year-end 2019.  The Company’s specific allocations in reserves to customers whose loan terms have been modified in TDRs totaled $450 at March 31, 2020, as compared to $227 in reserves at December 31, 2019.  At March 31, 2020, the Company had $1,516 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $941 at December 31, 2019.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no TDR loan modifications that occurred during the three months ended March 31, 2020. The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the three months ended March 31, 2019:

		TDRs Performing to Modified Terms		TDRs Not Performing to Modified Terms
Three months ended March 31, 2019	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment		Post-Modification Recorded Investment
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	1	$1,036	$1,036	$	----	$	----
Commercial and Industrial:
Reduction of principal and interest payments	1	199	199
Total TDRs	2	$1,235	$1,235	$	----	$	----

The TDRs described above had no impact on the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2019.

The Company had no TDRs that occurred during the three months ended March 31, 2020 or March 31, 2019 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Under the terms of the CARE Act, as of March 31, 2020, the Company had modified 95 loans related to the COVID-19 pandemic with an aggregate loan balance of $15,934 that were not reported as TDRs in the tables presented above.  As of May 7, 2020, the volume of COVID-19 modifications had increased to 593 loans with an aggregate loan balance of $128,262.

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

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention.  Loans classified as special mention indicate considerable risk due to deterioration of repayment (in the earliest stages) due to potential weak primary repayment source, or payment delinquency.  These loans will be under constant supervision, are not classified and do not expose the institution to sufficient risks to warrant classification.  These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies.  These loans are considered bankable assets with no apparent loss of principal or interest envisioned.  The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted.  Credits that are defined as a TDR should be graded no higher than special mention until they have been reported as performing over one year after restructuring.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2020	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$47,876	$1,634	$6,005	$55,515
Nonowner-occupied	129,848	6,309	984	137,141
Construction	34,843	----	49	34,892
Commercial and industrial	92,468	4,071	6,031	102,570
Total	$305,035	$12,014	$13,069	$330,118

December 31, 2019	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$49,486	$2,889	$3,450	$55,825
Nonowner-occupied	123,847	----	7,551	131,398
Construction	34,864	----	49	34,913
Commercial and industrial	89,749	298	9,976	100,023
Total	$297,946	$3,187	$21,026	$322,159

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2020 and December 31, 2019:

March 31, 2020	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$61,536	$21,535	$53,162	$301,652	$437,885
Nonperforming	193	359	304	6,227	7,083
Total	$61,729	$21,894	$53,466	$307,879	$444,968

December 31, 2019	Consumer
	Automobile	Home Equity	Other	Residential Real Estate	Total

Performing	$63,470	$22,490	$53,224	$303,879	$443,063
Nonperforming	300	392	486	6,374	7,552
Total	$63,770	$22,882	$53,710	$310,253	$450,615

The Company, through its subsidiaries, originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 5.13% of total loans were unsecured at March 31, 2020, up from 5.00% at December 31, 2019.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2020, the contract amounts of these instruments totaled approximately $78,563, compared to $75,178 at December 31, 2019.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2020 and December 31, 2019 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2020	$28,375	$4,084	$32,459
December 31, 2019	$29,758	$4,233	$33,991

Pursuant to collateral agreements with the FHLB, advances were secured by $299,428 in qualifying mortgage loans, $65,741 in commercial loans and $5,365 in FHLB stock at March 31, 2020.  Fixed-rate FHLB advances of $28,375 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.41%.  There were no variable-rate FHLB borrowings at March 31, 2020.

At March 31, 2020, the Company had a cash management line of credit enabling it to borrow up to $80,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $80,000 available on this line of credit at March 31, 2020.

NOTE 6 - OTHER BORROWED FUNDS (Continued)

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $202,356 at March 31, 2020.  Of this maximum borrowing capacity, the Company had $110,295 available to use as additional borrowings, of which $80,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of May 17, 2021, and have fixed rates ranging from 2.00% to 4.09% and a year-to-date weighted average cost of 2.56% at March 31, 2020, as compared to 2.73% at December 31, 2019.  There were eight promissory notes payable by Ohio Valley to related parties totaling $3,558 at March 31, 2020, and December 31, 2019.  Promissory notes payable to other banks totaled $256 at March 31, 2020, as compared to $405 at December 31, 2019.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $63,687 at March 31, 2020 and $56,500 at December 31, 2019.

Scheduled principal payments as of March 31, 2020:

	FHLB Borrowings	Promissory Notes	Totals

2020	$2,339	$3,451	$5,790
2021	3,000	633	3,633
2022	2,841	----	2,841
2023	2,705	----	2,705
2024	2,301	----	2,301
Thereafter	15,189	----	15,189
	$28,375	$4,084	$32,459

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.8% and 90.6% of total consolidated revenues for the quarters end March 31, 2020 and 2019, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$9,471	$533	$10,004
Provision expense	3,845	1	3,846
Noninterest income	3,487	955	4,442
Noninterest expense	8,766	753	9,519
Tax expense	(75)	154	79
Net income	422	580	1,002
Assets	1,024,169	11,672	1,035,841

NOTE 7 – SEGMENT INFORMATION (Continued)

	Three Months Ended March 31, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$10,037	$1,350	$11,387
Provision expense	2,250	127	2,377
Noninterest income	1,819	27	1,846
Noninterest expense	8,820	748	9,568
Tax expense	(10)	105	95
Net income	796	397	1,193
Assets	1,033,203	11,670	1,044,873

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 1 month to 17.3 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.  Upon adoption of the new lease guidance on January 1, 2019, an initial ROU asset of $1,280 was recognized as a non-cash asset addition to the consolidated balance sheet.

Balance sheet information related to leases was as follows:

	As of March 31, 2020	As of December 31, 2019
Operating leases:
Operating lease right-of-use assets	$998	$1,053
Operating lease liabilities	998	1,053

The components of lease cost were as follows:
	Three Months Ended March 31,
	2020	2019
Operating lease cost	$54	$66
Short-term lease expense	8	16

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2020 are as follows:

Operating Leases
2020 (remaining)	$123
2021	157
2022	157
2023	116
2024	95
Thereafter	546
Total lease payments	1,194
Less: Imputed Interest	(196)
Total operating leases	$998

Other information was as follows:
	As of March 31, 2020	As of December 31, 2019
Weighted-average remaining lease term for operating leases	10.3 years	10.6 years
Weighted-average discount rate for operating leases	2.77%	2.76%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the coronavirus (“COVID-19”) pandemic, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of the COVID-19 pandemic on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to the COVID-19 pandemic; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  In January 2020, the Bank began offering Tax Refund Advance Loans (“TALs”) to Loan Central tax customers.  A TAL represents a short-term loan offered by the Bank to tax preparation customers of Loan Central.  Previously, Loan Central offered and originated tax refund anticipation loans that represented a large composition of its annual earnings.  However, new Ohio laws that became effective in April 2019 placed numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  As a result, Loan Central is no longer able to directly offer the service to its tax preparation customers, but it is able to do so through the Bank.  After Loan Central prepares a customer’s tax return, the customer is offered the opportunity to have immediate access to a portion of the anticipated tax refund by entering into a TAL with the Bank.  As part of the process, the tax customer completes a loan application and authorizes the expected tax refund to be deposited with the Bank once it is issued by the IRS.  Once the Bank receives the tax refund, the refund is used to repay the TAL and Loan Central’s tax preparation fees, then the remainder of the refund is remitted to Loan Central’s tax customer.

IMPACT of COVID-19: The primary markets served by the Company in southeastern Ohio and western West Virginia have been significantly impacted by the Coronavirus ("COVID-19") epidemic and has changed the way we live and work. In March 2020, the Governors for both the State of Ohio and West Virginia issued Executive Orders for all non-essential businesses to close and banned large scale gatherings. These Governors issued orders for a slow, phased-in reopening of certain businesses beginning at the end of April. We remain committed to ensuring our associates, clients, and communities are receiving the support they need during these challenging times. All of our banking centers, with the exception of our Holzer and Gallipolis Wal-Mart offices, remain operational through our drive-thru services and on an appointment-only basis in the lobbies. We have leveraged our digital banking platform with our customers, and we have implemented company-wide remote working arrangements. These accommodations are likely to have a negative impact on the Company’s results of operations during the duration of the epidemic, and, depending on how quickly the businesses of our customers rebound after the emergency, could lead to an increase in nonperforming assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provides small businesses with funds to pay up to 8 weeks of payroll costs, including benefits. The funds are provided in the form of loans that will be fully forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for six months. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Our teams are working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the PPP, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

The length of the pandemic and the effectiveness of the extraordinary government-mandated measures that have been put into place to address it are unknown, but have already had, and are likely to continue to have, a significantly negative impact to the U.S. labor market, consumer spending and business operations. Several actions have been taken by governmental authorities to address the economic impact of the pandemic, including the Federal Reserve reducing the federal funds rate by 1.5% to a target range of 0 to 0.25% as well as taking additional actions, such as providing up to $2.3 trillion in loans to support the economy, and the passage of the CARES Act, which provides over $2 trillion in economic assistance for American workers, families and small businesses.

Net income totaled $1,002 during the first quarter of 2020, a decrease of $191, or 16.0%, compared to $1,193 during the first quarter of 2019. Earnings per share for the first quarter of 2020 finished at $.21 per share, compared to $.25 per share during the first quarter of 2019.  Earnings during the first quarter of 2020 were largely impacted by decreases in interest and fee loan revenue and higher provision expense being partially offset by higher noninterest revenue and lower noninterest expenses.

The negative impact of lower net earnings during the first three months of 2020 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which decreased to 0.40% at March 31, 2020, compared to 0.47% at March 31, 2019.  The Company’s net income to average equity ratio, or return on equity, also decreased to 3.14% at March 31, 2020, compared to 4.08% at March 31, 2019.

During the three months ended March 31, 2020, net interest income decreased $1,383, or 12.1%, from the same period in 2019.  The decrease was mostly attributable to lower loan fees, net interest margin compression, and a decrease in average earning assets. The decrease in loan fees was primarily the result of Loan Central not being able to offer tax refund anticipation loans in 2020 due to changes in Ohio lending regulations, as previously described above. As a result, fees related to tax refund anticipation loans decreased $709 during the first quarter of 2020, as compared to the same period last year. As discussed below, Loan Central’s tax preparation fee income from TAL offerings during the first quarter of 2020 was recorded to noninterest income. For the first quarter ended March 31, 2020, the net interest margin finished at 4.34%, a decrease of 55 basis points from 4.89% during the first quarter of 2019. The decrease in quarterly margin was heavily impacted by lower tax refund loan advance fees, which made up 30 basis points of the overall decrease.  Margin compression was also impacted by decreasing market rates that contributed to lower asset yields during the first quarter of 2020.  Since the second half of 2019, the Federal Reserve Bank has lowered the federal funds rate by 225 basis points through March 31, 2020.  Most recently, rates were reduced by 150 basis points in March 2020 due to concerns about the impact of COVID-19 on the economy. Although the effects of lower market rates have reduced earning asset yields, the effects have not yet fully impacted the Company’s interest-bearing deposit costs.  The Company’s interest rates on time deposits have repriced downward, which will only have an impact of lowering interest expense when new time deposits are issued going forward.  Furthermore, certain interest-bearing deposits were already at or near their interest rate floors, which also limited the Company’s ability to reduce deposit costs during the first quarter of 2020.  This lagging effect of deposit cost reduction combined with a more rate-sensitive earning asset portfolio further contributed to a lower net interest margin during the first quarter of 2020.  Also impacting net interest income was the Company’s average earning assets, which decreased $17,327, or 1.8%, during the first quarter of 2020 from the same period the prior year.  Average asset decreases came mostly from the commercial and installment loan segments of the loan portfolio.

During the three months ended March 31, 2020, the Company’s provision expense increased $1,469, or 61.8%, compared to the same period in 2019.  The increase was largely impacted by the economic effects of the COVID-19 pandemic, which resulted in a higher general allocation of the allowance for loan losses during the first quarter of 2020.  Based on declining economic conditions and increasing unemployment levels, management increased general reserves by $1,942 to reflect higher anticipated losses due to the expected financial impact of COVID-19 on its customers.  The Company benefited from lower classified assets and lower net charge-offs on loans with no specific allocation that helped to partially offset the provision expense impact of COVID-19. The Company will continue to closely monitor COVID-19 and expects to make the appropriate adjustments within the allowance for loan losses in response to the pandemic as the situation evolves.

During the three months ended March 31, 2020, the Company finished with $4,442 in total noninterest income, as compared to $1,846 during the three months ended March 31, 2019.  The improvement in noninterest revenue was primarily attributable to proceeds of $2,000 received in a litigation settlement with a third-party. Noninterest revenue was also derived from a $615 increase in tax preparation fee income.  This was the result of the Company changing its business model in 2020 from assessing tax refund advance loan fees to now assessing tax preparation fees in response to a state law enacted in 2019. Higher losses from the sale of other real estate owned (“OREO”) during the first quarter of 2020 limited revenue growth, which reduced earnings by $101.  All other remaining noninterest income activity during the first quarter of 2020 increased $82, or 4.4%, as compared to the same period from 2019.  This income growth came mostly from bank owned life insurance and annuity assets, as well as debit and credit card interchange income.

The Company benefited from lower noninterest expense during the first quarter of 2020, finishing at $9,519, a decrease of $49, or 0.5%, from the first quarter of 2019.  The Company’s largest noninterest expense, salaries and employee benefits, decreased $81, or 1.5%, from the first quarter of 2019. The decrease was primarily from the expense savings associated with a lower number of employees from the sale of two branches in December 2019 and the voluntary severance program that was completed during the fourth quarter of 2019, which more than offset the expense increase associated with annual merit increases in 2020. Also contributing to lower overhead costs were professional fees, which decreased $74, or 11.0%, from the first quarter of 2019. This expense savings was related to lower audit expense and litigation related legal fees. Foreclosed asset costs were also down $63, or 59.4%, from the first quarter of 2019, in relation to a lower volume of foreclosures combined with recoveries of previously paid real estate taxes and insurance on certain foreclosed properties. Partially offsetting overhead expense reductions was an increase in data processing expense, which increased $64, or 12.0%, from the first quarter of 2019, largely from credit card processing and website maintenance costs.  Also, customer incentive costs that are included in other noninterest expense were up $53, or 18.4%, from the first quarter of 2019.

The Company’s provision for income taxes decreased $16 during the first quarter of 2020, as compared to the same period in 2019. This is largely due to the changes in taxable income affected by the factors mentioned above.

At March 31, 2020, total assets were $1,035,841, compared to $1,013,272 at year-end 2019.  Higher assets were impacted mostly by increases in cash and cash equivalents, which were up $14,315, or 27.3%, from year-end 2019. The increase was driven by excess funds from growth in retail deposits.  Asset growth was also impacted by the Company’s available for sale investment securities portfolio, which increased $6,873 from year-end 2019.  This was due mostly to new purchases of Agency mortgage-backed securities during the first quarter of 2020.  The Company’s loan portfolio increased $2,312, finishing at $775,086 at March 31, 2020, compared to $772,774 at year-end 2019.  The commercial real estate and commercial and industrial lending segments experienced a combined 2.5% increase from year-end 2019, which was partially offset by a combined 1.3% decrease in both the residential real estate and consumer loan portfolios. The Company’s premises and equipment increased $1,749 from year-end 2019, impacted by the construction of its new Second and State Street facility in Gallipolis, Ohio.  The facility officially opened in the first quarter of 2020 and consists mostly of executive offices and areas for processing.

Total liabilities were $905,345 at March 31, 2020, up $20,252 from December 31, 2019. Contributing most to this increase were higher interest-bearing deposits, which increased $33,753 from year-end 2019, mostly from seasonal tax collections contributing to higher public fund account balances, as well as a consumer shift into higher-costing money market accounts.  Partially offsetting the growth in interest-bearing deposits were reduced borrowings of $1,532 from the continued principal repayments of long-term advances with the FHLB. Liabilities were also impacted by lower noninterest-bearing deposits, which were down $9,345 from year-end 2019, related to lower business checking account balances.

At March 31, 2020, total shareholders' equity was $130,496, up $2,317 since December 31, 2019.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2020 and December 31, 2019

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2020 compared to December 31, 2019.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2020, cash and cash equivalents were $66,671, an increase of $14,315 from $52,356 at December 31, 2019.  The increase in cash and cash equivalents came mostly from higher interest-bearing deposits on hand with correspondent banks.  Over 73% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the second half of 2019, the rate associated with the Company’s Federal Reserve Bank clearing account decreased 75 basis points to 1.75% as a result of the Federal Reserve’s action to decrease short-term market rates.  The Federal Reserve again reduced short-term rates by 150 basis points during March 2020 due to concerns about the impact of COVID-19 on the economy, resulting in a target federal funds rate range of 0% to 0.25%.  Although interest-bearing deposits in the Federal Reserve Bank are the Company's lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.

The Company’s focus will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. As previously mentioned, the Bank settled the lawsuit filed against a third-party tax refund provider for breach of contract in March 2020.  In addition, the Bank entered into a new agreement with the third-party to process future electronic refund checks and deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds. The new agreement provides that the Bank will process refunds for five tax seasons, beginning with the 2021 tax season and going through the 2025 tax season.  As a result, the Bank anticipates this new tax agreement will materially impact its liquidity levels during the term of the agreement beginning in 2021.

Certificates of deposit

At March 31, 2020, the Company had $2,360 in certificates of deposit owned by the Captive, unchanged from year-end 2019.  The deposits on hand at March 31, 2020 consist of ten certificates with remaining maturity terms ranging from less than 3 months up to 30 months.

Securities

The balance of total securities increased $6,648, or 5.7%, compared to year-end 2019.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $7,593, or 8.6%, from year-end 2019 and represented 77.6% of total investments at March 31, 2020.  During the first three months of 2020, the Company invested $10,287 in new Agency mortgage-backed securities, while receiving principal repayments of $5,352.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

In addition, decreasing market rates during 2020 led to a $2,937 decrease in the net unrealized loss position associated with the Company’s available for sale securities, which increased the fair value of securities at March 31, 2020.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was reduced. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances totaled $775,086 at March 31, 2020, representing an increase of $2,312, or 0.3%, as compared to $772,774 at December 31, 2019.  Positive loan growth came mostly from the commercial real estate and commercial and industrial loan portfolios, partially offset by balance decreases in the residential real estate and consumer loan portfolios.

The majority of the Company’s increase in loans from year-end 2019 came from the commercial real estate loan portfolio, which increased $5,412, or 2.4%, from year-end 2019.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at March 31, 2020 at 68.9%. Leading the growth in commercial real estate were increases in nonowner-occupied loan originations, with balances up $5,743, or 4.4%, from year-end 2019.  Further growth in loans came from commercial and industrial loans, which increased $2,547, or 2.5%, from year-end 2019.  Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock.  While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Partially offsetting the increases in both commercial loan portfolios were lower residential real estate loans, which decreased $2,374, or 0.8%, from year-end 2019.  The residential real estate loan segment comprises the largest portion of the Company’s overall loan portfolio at 39.7% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The decrease in residential real estate loans was largely the result of the Bank's warehouse lending volume. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. Furthermore, the Company continues to experience continued payoffs and maturities of both long-term fixed-rate mortgages and short-term adjustable-rate mortgages from year-end 2019 that have contributed to the decline in total residential real estate loans.

Also decreasing were consumer loan balances, which were down $3,273, or 2.3%, from year-end 2019, finishing at $137,089. This change was primarily impacted by a decline in automobile loan balances from year-end 2019.  Automobile loans represent the Company’s largest consumer loan segment at 45.0% of total consumer loans.  The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure.

Allowance for Loan Losses

The Company established an $8,729 allowance for loan losses at March 31, 2020, which represents an increase from the $6,272 allowance at year-end 2019. The allowance was impacted by an increase of $2,410 in general allocations from year-end 2019. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first quarter of 2020, the Company added a new risk factor to the evaluation of the allowance for loan losses pertaining to the COVID-19 pandemic. While the Company had not yet experienced any charge-offs related to COVID-19 at March 31, 2020, management determined the changes in economic conditions resulting from increases in unemployment would produce higher anticipated losses as a result of COVID-19. Given that the economic scenarios had deteriorated significantly since the pandemic was declared in early March, it was determined the credit risk in the loan portfolio had increased, resulting in the need for an additional reserve for credit loss.  As a result, the general reserve allocation related to COVID-19 totaled $1,942, which had a corresponding impact to provision expense during the first quarter of 2020.

Excluding the risk factors from COVID-19, the Company also experienced increases in general allocations from its historical loan loss factor, which grew from 0.23% at year-end 2019 to 0.28% at March 31, 2020.  Increases also came from higher unemployment rates within the Company’s market areas, as well as lower annualized loan recoveries at March 31, 2020 compared to year-end 2019. The impact from these risk factors were partially offset by a lower classified asset risk factor from year-end 2019, impacted by various commercial loan upgrades as a result of improvements in the financial performance of certain borrowers’ ability to repay their loans.  This contributed to lower classified assets from year-end 2019, particularly within the commercial nonowner-occupied and commercial and industrial loan segments. Furthermore, the Company’s delinquency levels remained relatively stable from year-end 2019, with nonperforming loans to total loans of 1.31% at March 31, 2020 compared to 1.30% at December 31, 2019, and lower nonperforming assets to total assets of 1.01% at March 31, 2020 compared to 1.04% at year-end 2019.

The Company also experienced an increase in specific allocations from $807 at year-end 2019 to $854 at March 31, 2020.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves from year-end 2019 to March 31, 2020 was related to one commercial and industrial loan borrower.

The Company’s allowance for loan losses to total loans ratio finished at 1.13% at March 31, 2020 and 0.81% at year-end 2019.  Management believes that the allowance for loan losses at March 31, 2020 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with the COVID-19 pandemic, are factors that could change, and cause further increases in the required allowance for loan losses and require additional provision expense. Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2020 increased $24,408, or 3.0%, from year-end 2019.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $33,753, or 5.6%, from year-end 2019, while noninterest-bearing deposits decreased $9,345, or 4.2%, from year-end 2019.
The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2019, which increased $20,476, or 12.9%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio and Mason County, WV market areas. Time deposit balances also increased $6,155, or 2.9%, from year-end 2019, as a result of consumer preference for 1-2 year certificates of deposit (“CDs”). Money market balances also grew from year-end 2019 by $4,478, or 3.4%, primarily from a shift in consumer preference to more competitive, higher-costing deposit accounts. The remaining interest-bearing deposits were up $2,644 from year-end 2019, primarily from higher statement savings account balances.
The decrease in noninterest-bearing deposits came mostly from the Company’s business checking account balances from year-end 2019.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2020, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $32,459 at March 31, 2020, a decrease of $1,532, or 4.5%, from year-end 2019. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first three months of 2020. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at March 31, 2020 increased $2,317, or 1.8%, to finish at $130,496, as compared to $128,179 at December 31, 2019. Net unrealized gains on available for sale securities increased $2,320 from year-end 2019, as market rate decreases continued during the first three months of 2020 causing an increase in the fair value of the Company’s investment portfolio.

Comparison of Results of Operations
For the Three Months Ended
March 31, 2020 and 2019

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2020 compared to the same periods in 2019. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended March 31, 2020, net interest income decreased $1,383, or 12.1%, as compared to the same period in 2019. Net interest income was negatively impacted by lower loan fees, market rate decreases causing net interest margin compression, and a decrease in average earning assets.

Total interest and fee income recognized on the Company’s earning assets decreased $1,273, or 9.7%, during the first quarter of 2020, as compared to the same period in 2019.  The quarterly decrease was impacted by interest and fees on loans, which decreased $1,039, or 8.7%, as compared to the same period in 2019. As previously mentioned, beginning in 2020, the Company changed its business model for Loan Central’s assessment of fees from assessing tax refund advance loan fees to now assessing tax preparation fees. This fundamental change in the fee structure was necessary to comply with new Ohio lending regulations. As a result, tax refund advance loan fees for the first quarter of 2020 decreased $709 from the same period last year.  Furthermore, average loans for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2020 decreased $11,040, or 1.4%, while the interest rate yield on loans decreased from 6.29% to 5.78% during the same periods.  The decrease in average quarterly loans came mostly from the commercial and installment loan segments of the loan portfolio.  Loan yields were impacted by interest rate reductions from the Federal Reserve Bank. In March 2020, the Federal Reserve Bank took aggressive action by lowering the federal funds rate by 150 basis points to a target range of 0 to 0.25% due to concerns about the impact of COVID-19 on the economy. Prior to this, the Federal Reserve Bank had lowered the federal funds rate by 75 basis points during the second half of 2019.  This trend of decreasing market rates led to lower yields on the Company’s loan portfolio and lower loan interest revenue.

During the three months ended March 31, 2020, interest income from interest-bearing deposits with banks decreased $157, or 49.2%, when compared to the same period in 2019.  These changes in interest revenue come primarily from the Company’s interest-bearing Federal Reserve Bank clearing account.  The quarterly decrease in interest income was due to decreases in both the interest rate and average balance of this interest-bearing clearing account.  Average Federal Reserve Bank deposit balances were down $5,467, or 10.9%, during the first quarter of 2020, as compared to the same period in 2019. The interest rate tied to the Federal Reserve Bank clearing account was 0.25% at March 31, 2020 compared to 2.25% at March 31, 2019.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $110, or 6.6%, during the first quarter of 2020, as compared to the same period in 2019. The upward movement in interest expense was primarily from interest expense on deposits, particularly time deposits and money market accounts. The Company’s average interest-bearing deposits were relatively stable at $605,828 and $605,474 during the first quarter of 2020 and 2019, respectively.  In December 2019, the Company sold its Mount Sterling and New Holland branches that were previously acquired as part of the merger with Milton Bancorp, Inc. in 2016.  Excluding the impact of the branch sale, average interest-bearing deposits would show an increase of $18,559, or 3.2%, during the first quarter of 2020 over the same period in 2019.   This growth came mostly from money market, NOW and time deposit balances.  As previously discussed, short-term market rates have significantly decreased since the second half of 2019 causing asset yields to decrease.  However, there is a lagging effect to the impact that decreasing market rates are having on reducing deposit expense.  As CD rates have repriced downward, the Company will benefit in lower interest expense only to the extent that new CDs at lower rates are issued. The consumer demand for CDs has eased since interest rates began to decrease in the second half of 2019, which has limited opportunities for lower interest expense. Furthermore, other interest-bearing deposits were already at or near their interest rate floors, which has also limited the Company’s ability to reduce deposit costs during the first quarter of 2020. The Company also continues to experience a composition shift to a higher-costing money market account that has generated more interest expense. The account offers a more competitive rate and is at a higher interest rate than other money market account products.  The Company’s use of higher-costing time deposits combined with the composition shift to higher-costing money market deposits caused the Company’s total weighted average costs on interest-bearing deposits to increase by 10 basis points from 0.90% at March 31, 2019 to 1.00% at March 31, 2020. The higher average costs associated with time deposits and the new competitive money market account contributed to over 86% of the interest expense increase during the first three months of 2020, as compared to the same period in 2019.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2020, the Company’s first quarter net interest margin finished at 4.34%, compared to 2019’s first quarter net interest margin of 4.89%. The decrease in margin was largely impacted by the significant decrease in tax refund anticipation loan fees, which lowered the margin by 30 basis points in the first quarter of 2020. Margin compression was also influenced by decreasing market rates that contributed to lower earning asset yields during the first quarter of 2020.  Interest rates were reduced in the first quarter of 2020 primarily by the growing concern of the COVID-19 pandemic that has had a significant impact to a weakening economy.  Furthermore, the Company’s deposit costs remain higher in relation to an increased composition of higher-costing deposits, such as time deposits and money market accounts. This, along with the lagging effect of deposit costs benefiting from decreasing market rates, has further contributed to a lower margin during the first quarter of 2020. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
For the three months ended March 31, 2020, the Company’s provision expense increased $1,469, or 61.8%, over the same period in 2019.  As previously discussed, the Company’s general reserves during the first quarter of 2020 were significantly impacted by a $1,942 allocation of the allowance for loan losses as a result of the expected financial impact of COVID-19 on its customers. The allocation resulted in a corresponding entry to provision expense.  The impact from this new risk factor was partially offset by the release of general reserves associated with lower classified assets.  Furthermore, net charge-offs on loans containing no specific allocation were down from the prior year, which helped to reduce provision expense during the first quarter of 2020, as compared to the same period in 2019.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2020 totaled $4,442, as compared to $1,846 during the three months ended March 31, 2019. The key contributor to the quarterly improvement in noninterest revenue was from proceeds received in a litigation settlement with a third-party. During the first quarter of 2020, the Bank entered into a settlement agreement related to the previously disclosed litigation the Bank had filed against a third-party tax software product provider for breach of contract. Under the settlement agreement, the third-party paid a $2,000 settlement payment to the Bank, which was recorded as noninterest income.

Further growth in noninterest revenue came from tax preparation fee income.  As previously discussed, the Company changed its business model in 2020 for assessing fees related to tax refund advance loans. By charging for the tax preparation services, the Company recorded $615 in tax preparation fee income for the first quarter of 2020.

Limiting noninterest revenue growth during the first quarter of 2020 were higher losses from the sale of OREO, which reduced noninterest earnings by $101.  This was primarily from an adjustment to the fair value of one commercial OREO property during the first quarter of 2020.

The remaining noninterest income categories increased $82, or 4.4%, during the first quarter of 2020, as compared to the same period in 2019.  This income growth came mostly from higher bank owned life insurance and annuity asset balances, as well as interchange income from growth in debit and credit card transactions. The Company has been successful in promoting the use of both debit and credit cards by offering incentives that permit their users to redeem accumulated points for merchandise, as well as cash incentives.

Noninterest Expense

Noninterest expense during the first quarter of 2020 decreased $49, or 0.5%, as compared to the same period in 2019. The Company’s largest noninterest expense, salaries and employee benefits, decreased $81, or 1.5%, during the first quarter of 2020, as compared to the same period in 2019.  The decrease was primarily from the expense savings associated with a lower number of employees from the sale of two branches in December 2019 and the voluntary severance program that was completed during the fourth quarter of 2019.  The Bank’s average full-time equivalent employee base at March 31, 2020 was 244 employees, down from an average full-time equivalent employee base of 265 employees at March 31, 2019. The impact of a lower employee base more than offset the expense increase associated with annual merit increases in the first quarter of 2020.

Further impacting lower overhead costs were professional fees, which decreased $74, or 11.0%, during the first quarter of 2020, as compared to the same period in 2019.  These decreases include lower litigation costs associated with the Bank’s lawsuit against the third-party tax software product provider.  As previously discussed, a settlement was reached with the third-party during the first quarter of 2020, which contributed to lower legal costs.  Additionally, the Company incurred lower audit-related expenses during the first quarter of 2020.  This was related to costs from 2019 associated with the “expected loss” allowance model that the Company was prepared to adopt in 2020.  In the fourth quarter of 2019, it was announced this required accounting guidance would be delayed until 2023.

The Company also benefited from lower foreclosed asset costs, which decreased $63, or 59.4%, during the first quarter of 2020, as compared to the same period in 2019.  In addition to lower foreclosure costs, the Company also recovered $23 in delinquent insurance and real estate taxes associated with one commercial real estate borrower during the first quarter of 2020.

Partially offsetting decreases in overhead costs were higher data processing expenses, which increased $64, or 12.0%, during the first quarter of 2020, as compared to the same period in 2019.  Data processing expense in 2020 was largely impacted by the transaction volume associated with credit cards.  The Company also incurred website maintenance costs in 2020 to improve the quality of its internet-based technology.

The remaining noninterest expense categories increased $105, or 3.9%, during the first quarter of 2020, as compared to the same period in 2019.  These increases were impacted mostly from incentive costs associated with promoting the use of demand deposit products, as well as the use of both debit and credit cards with merchandise and cash incentives.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the first quarters of 2020 and 2019, the Company’s average loans decreased 1.4%, while loan yields decreased by 51 basis points.  This, combined with the $709 decrease in tax refund advance loan fees, caused the Company’s total net interest income to decrease by 12.1%. However, this was completely offset by a $2,596 increase in noninterest revenue, which was impacted by $2,000 in income from a litigation settlement and $615 in tax preparation fee income.  Furthermore, the severance package offering and the sale of two branch offices in December 2019 contributed to lower overhead expense in 2020. As a result, the Company’s efficiency number decreased (improved) to 65.4% during the quarterly period ended March 31, 2020, as compared to 71.7% during the same period in 2019.

Provision for income taxes
The Company’s income tax provision decreased $16, or 16.8%, during the three months ended March 31, 2020, as compared to the same period in 2019.  The change in tax expense corresponded directly to the change in associated taxable income during 2020 and 2019.

Capital Resources

Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt,  preferred stock and hybrid instruments which do not qualify as tier 1 capital.

In September 2019, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies). Under the rule, a qualifying community banking organization (“QCBO”) is eligible to opt into the Community Bank Leverage Ratio (“CBLR”) framework in lieu of the Basel III capital requirements if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposure and a leverage ratio greater than 9.0%. The new rule took effect January 1, 2020, and QCBOs were allowed to opt into the new CBLR framework in their call report for the first quarter of 2020.

A QCBO opting into the CBLR framework must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the existing Basel III capital requirements as implemented by the banking regulators in July 2013.

The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of March 31, 2020, the Bank’s CBLR was 11.65%, and the Company’s CBLR was 12.82%.

Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

Cash dividends paid by the Company were $1,005 during the first three months of 2020.  The year-to-date dividends paid totaled $0.21 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $179,501, represented 17.3% of total assets at March 31, 2020. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2020, the Bank could borrow an additional $110,295 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2020, this line had total availability of $48,136. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies
The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2019 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were not effective as of March 31, 2020 due to a material weakness described in Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”).

Changes in Internal Control over Financial Reporting

Based on the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, as described in our 2019 Form 10-K, management concluded that Ohio Valley did not maintain effective internal control over financial reporting as of December 31, 2019 due to the effectiveness of the Company’s control over appropriate monitoring of loans through the subsequent events period, including not timely evaluating information received after the fiscal year end that affected the appropriateness of loan grades and impairment classification used in the allowance for loan losses estimate.. A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner. With regard to the material weakness, our remediation efforts began during the quarter ended March 31, 2020. We are changing how certain controls are designed, performed and documented. Our credit administration department, in conjunction with an expanded group of the management team, have heightened the monitoring of troubled credits during the subsequent event period up and until the report filing date.This included training around timely identifying and communicating subsequent events and increasing the management staff involved with monitoring the control around subsequent events that may impact the assessment of loan grades or impairment valuations.We must now demonstrate the effectiveness of these changes with an appropriate amount of consistency and for a sufficient period of time to conclude that the control is functioning properly. Other than these changes, there were no significant changes during the quarter ended March 31, 2020 in Ohio Valley’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ohio Valley is not currently subject to any material legal proceedings.

ITEM 1A.  RISK FACTORS

In addition to the risk factors disclosed in Part I, Item 1.A. “Risk Factors” in Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in the first quarter of 2020 we identified the following additional risk factor:

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus and legislation designed to deliver monetary aid and other relief. While the scope, duration and full effects of the pandemic are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be significantly impacted and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, capital, customer demand, funding, liquidity, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

Credit Risk:  Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Many customers have requested and have been granted hardship relief in the form of payment deferrals and modifications as well as loans through the CARES Act. If customers are unable to repay their loans in a timely manner following hardship relief, it could result in a deterioration of asset quality, an increase in delinquency, reversal of accrued interest income, and an increase in credit losses. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. Significant loan losses could adversely impact the Bank’s capital ratios, which could prevent the Bank from paying dividends to us, which dividends – along with cash on hand – are used by us to service our debt obligations. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.

Strategic Risk: Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates or sentiment of our deposit customers that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. In the Company’s core market areas, the local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in the origination of loans.

Operational Risk:  Current and future restrictions on how we operate our bank offices and operational departments could limit our ability to meet customer service expectations and have a material adverse effect on our operations. Key employees could become sick from COVID-19. We rely on business processes and bank office activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include increased phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser(s) of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk: Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25% , citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results and financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home program, third-party providers’ ability to support our operation and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity and capital levels.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2020.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2020.

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

OHIO VALLEY BANC CORP.

Date:	May 11, 2020	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	May 11, 2020	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer