Form 10-Q
period 2020-09-30
OHIO VALLEY BANC CORP
filed 2020-11-09
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of common shares of the registrant outstanding as of November 9, 2020 was 4,787,446.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019

ASSETS
Cash and noninterest-bearing deposits with banks	$13,745	$12,812
Interest-bearing deposits with banks	69,809	39,544
Total cash and cash equivalents	83,554	52,356

Certificates of deposit in financial institutions	2,745	2,360
Securities available for sale	110,349	105,318
Securities held to maturity (estimated fair value: 2020 - $12,022; 2019 - $12,404)	11,674	12,033
Restricted investments in bank stocks	7,506	7,506

Total loans	853,038	772,774
Less: Allowance for loan losses	(7,730)	(6,272)
Net loans	845,308	766,502

Premises and equipment, net	21,332	19,217
Premises and equipment held for sale, net	641	653
Other real estate owned, net	96	540
Accrued interest receivable	3,779	2,564
Goodwill	7,319	7,319
Other intangible assets, net	125	174
Bank owned life insurance and annuity assets	35,796	30,596
Operating lease right-of-use asset, net	918	1,053
Other assets	6,796	5,081
Total assets	$1,137,938	$1,013,272

LIABILITIES
Noninterest-bearing deposits	$270,086	$222,607
Interest-bearing deposits	674,898	598,864
Total deposits	944,984	821,471

Other borrowed funds	29,321	33,991
Subordinated debentures	8,500	8,500
Operating lease liability	918	1,053
Accrued liabilities	21,317	20,078
Total liabilities	1,005,040	885,093

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2020 - 5,447,185 shares issued; 2019 - 5,447,185 shares issued)	5,447	5,447
Additional paid-in capital	51,165	51,165
Retained earnings	89,294	86,751
Accumulated other comprehensive income	2,704	528
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	132,898	128,179
Total liabilities and shareholders’ equity	$1,137,938	$1,013,272

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Interest and dividend income:
Loans, including fees	$10,877	$11,362	$32,389	$34,576
Securities
Taxable	535	637	1,723	1,911
Tax exempt	73	85	220	253
Dividends	58	91	188	308
Interest-bearing deposits with banks	20	333	200	977
Other Interest	11	13	38	37
	11,574	12,521	34,758	38,062

Interest expense:
Deposits	1,274	1,592	4,150	4,446
Other borrowed funds	174	215	561	676
Subordinated debentures	44	88	166	274
	1,492	1,895	4,877	5,396
Net interest income	10,082	10,626	29,881	32,666
Provision for (recovery of) loan losses	(2)	444	3,451	2,015
Net interest income after provision for loan losses	10,084	10,182	26,430	30,651

Noninterest income:
Service charges on deposit accounts	423	553	1,249	1,573
Trust fees	64	59	193	195
Income from bank owned life insurance and annuity assets	207	179	616	534
Mortgage banking income	445	80	966	227
Debit / credit card interchange income	1,130	1,049	3,003	2,935
Loss on other real estate owned	(1)	(15)	(84)	(1)
Tax preparation fees	9	—	643	—
Litigation settlement	—	—	2,000	—
Other	157	202	539	493
	2,434	2,107	9,125	5,956
Noninterest expense:
Salaries and employee benefits	5,973	5,652	16,854	16,715
Occupancy	481	479	1,362	1,370
Furniture and equipment	284	255	824	788
Professional fees	525	598	1,596	1,959
Marketing expense	306	270	867	810
FDIC insurance	69	—	93	113
Data processing	538	540	1,841	1,629
Software	318	362	1,111	1,200
Foreclosed assets	38	62	117	187
Amortization of intangibles	14	27	48	89
Other	1,345	1,493	4,299	4,237
	9,891	9,738	29,012	29,097

Income before income taxes	2,627	2,551	6,543	7,510
Provision for income taxes	333	414	984	1,101

NET INCOME	$2,294	$2,137	$5,559	$6,409

Earnings per share	$0.48	$0.45	$1.16	$1.35

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net Income	$2,294	$2,137	$5,559	$6,409

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(267)	(251)	2,755	3,200
Related tax (expense) benefit	56	52	(579)	(672)
Total other comprehensive income (loss), net of tax	(211)	(199)	2,176	2,528

Total comprehensive income	$2,083	$1,938	$7,735	$8,937

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2020	$5,447	$51,165	$88,006	$2,915	$(15,712)	$131,821
Net income	—	—	2,294	—	—	2,294
Other comprehensive loss, net	—	—	—	(211)	—	(211)
Cash dividends, $0.21 per share	—	—	(1,006)	—	—	(1,006)
Balance at September 30, 2020	$5,447	$51,165	$89,294	$2,704	$(15,712)	$132,898

Balance at July 1, 2019	$5,427	$50,492	$83,121	$592	$(15,712)	$123,920
Net income	—	—	2,137	—	—	2,137
Other comprehensive loss, net	—	—	—	(199)	—	(199)
Common stock issued through dividend reinvestment, 10,120 shares	10	334	—	—	—	344
Cash dividends, $0.21 per share	—	—	(1,001)	—	—	(1,001)
Balance at September 30, 2019	$5,437	$50,826	$84,257	$393	$(15,712)	$125,201

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$5,447	$51,165	$86,751	$528	$(15,712)	$128,179
Net income	—	—	5,559	—	—	5,559
Other comprehensive income, net	—	—	—	2,176	—	2,176
Cash dividends, $0.63 per share	—	—	(3,016)	—	—	(3,016)
Balance at September 30, 2020	$5,447	$51,165	$89,294	$2,704	$(15,712)	$132,898

Balance at January 1, 2019	$5,400	$49,477	$80,844	$(2,135)	$(15,712)	$117,874
Net income	—	—	6,409	—	—	6,409
Other comprehensive income, net	—	—	—	2,528	—	2,528
Common stock issued to ESOP, 8,333 shares	8	320	—	—	—	328
Common stock issued through dividend reinvestment, 29,219 shares	29	1,029	—	—	—	1,058
Cash dividends, $0.63 per share	—	—	(2,996)	—	—	(2,996)
Balance at September 30, 2019	$5,437	$50,826	$84,257	$393	$(15,712)	$125,201

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2020	2019

Net cash provided by operating activities:	$7,530	$9,571

Investing activities:
Proceeds from maturities of securities available for sale	23,344	14,145
Purchases of securities available for sale	(25,884)	(20,127)
Proceeds from maturities of securities held to maturity	328	2,301
Proceeds from maturities of certificates of deposit in financial institutions	735	—
Purchase of certificates of deposit in financial institutions	(1,120)	(295)
Net change in loans	(82,347)	(5,646)
Proceeds from sale of other real estate owned	446	393
Purchases of premises and equipment	(3,101)	(4,828)
Purchases of bank owned life insurance and annuity assets	(4,583)	—
Net cash (used in) investing activities	(92,182)	(14,057)

Financing activities:
Change in deposits	123,536	10,622
Proceeds from common stock through dividend reinvestment	—	1,058
Cash dividends	(3,016)	(2,996)
Repayment of Federal Home Loan Bank borrowings	(3,994)	(3,017)
Change in other long-term borrowings	(406)	(1,899)
Change in other short-term borrowings	(270)	—
Net cash provided by financing activities	115,850	3,768

Change in cash and cash equivalents	31,198	(718)
Cash and cash equivalents at beginning of period	52,356	71,180
Cash and cash equivalents at end of period	$83,554	$70,462

Supplemental disclosure:
Cash paid for interest	$5,117	$4,791
Cash paid for income taxes	1,950	890
Transfers from loans to other real estate owned	86	112
Initial recognition of operating lease right-of-use asset	—	1,280
Operating lease liability arising from obtaining right-of-use asset	—	1,280

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (the “Captive”).  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2020, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2020.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2019 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2019 have been reclassified to conform to the presentation for 2020.  These reclassifications had no effect on net income or shareholders’ equity.

CURRENT EVENTS:  In March 2020, the World Health Organization declared the outbreak of the coronavirus (“COVID-19”) as a global pandemic. COVID-19 has continued to negatively impact the global economy, disrupt global supply chains, create significant volatility, disrupt financial markets, and increase unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies has impacted, and may continue to impact, many of the Company’s customers.

The potential financial impact of COVID-19 is unknown at this time and depends largely on the actions taken by governmental authorities and other third parties. In addition, COVID-19 may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, liquidity, financial condition, and results of operations. Effects may include:

●
Increased provision for loan losses. Continued uncertainty regarding the severity and duration of COVID-19 and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen, and that loan charge-offs could increase. The Company is actively participating in the Paycheck Protection Program (“PPP”) by providing loans to small businesses negatively impacted by COVID-19. PPP loans are fully guaranteed by the U.S. government, and if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

●
Valuation and fair value measurement challenges. Material adverse impacts of COVID-19 may result in valuation impairments on the Company’s securities, impaired loans, goodwill, other real estate owned, and interest rate swap agreements.

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

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,787,446 and 4,773,258 for the three months ended September 30, 2020 and 2019, respectively.  The weighted average common shares outstanding were 4,787,446 and 4,761,954 for the nine months ended September 30, 2020 and 2019, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	—	$15,506	—
Agency mortgage-backed securities, residential	—	94,843	—
Interest rate swap derivatives	—	1,096	—

Liabilities:
Interest rate swap derivatives	—	(1,096)	—

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	—	$16,736	—
Agency mortgage-backed securities, residential	—	88,582	—
Interest rate swap derivatives	—	465	—

Liabilities:
Interest rate swap derivatives	—	(465)	—

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	—	$199	—

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Nonowner-occupied	—	—	$1,644
Commercial and Industrial	—	—	4,559

At September 30, 2020, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $242, with a corresponding valuation allowance of $43, resulting in an increase of $43 in provision expense during the three and nine months ended September 30, 2020, with no corresponding charge-offs recognized.  This is compared to no provision expense during the three and nine months ended September 30, 2019.  At December 31, 2019, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $7,010, with a corresponding valuation allowance of $807, resulting in an increase of $807 in provision expense during the year ended December 31, 2019, with no corresponding charge-offs recognized.

There was no other real estate owned that was measured at fair value less costs to sell at September 30, 2020 and December 31, 2019. There were no corresponding write downs during the three and nine months ended September 30, 2020 and 2019.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	(Weighted Average)
Impaired loans:		1		1
Commercial real estate:
Owner-occupied	$1,644	Sales approach	Adjustment to comparables	0% to 20%	9.7%
Commercial and industrial	4,559	Sales approach	Adjustment to comparables	0% to 61%	10.3%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amounts and estimated fair values of financial instruments at September 30, 2020 and December 31, 2019 are as follows:

	Carrying	Fair Value Measurements at September 30, 2020 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$83,554	$83,554	$—	$—	$83,554
Certificates of deposit in financial institutions	2,745	—	2,745	—	2,745
Securities available for sale	110,349	—	110,349	—	110,349
Securities held to maturity	11,674	—	3,974	8,048	12,022
Loans, net	845,308	—	199	841,318	841,517
Interest rate swap derivatives	1,096	—	1,096	—	1,096
Accrued interest receivable	3,779	—	370	3,409	3,779

Financial liabilities:
Deposits	944,984	270,086	677,187	—	947,273
Other borrowed funds	29,321	—	31,610	—	31,610
Subordinated debentures	8,500	—	5,556	—	5,556
Interest rate swap derivatives	1,096	—	1,096	—	1,096
Accrued interest payable	1,349	1	1,348	—	1,349

	Carrying	Fair Value Measurements at December 31, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$52,356	$52,356	$—	$—	$52,356
Certificates of deposit in financial institutions	2,360	—	2,360	—	2,360
Securities available for sale	105,318	—	105,318	—	105,318
Securities held to maturity	12,033	—	6,446	5,958	12,404
Loans, net	766,502	—	—	771,285	771,285
Interest rate swap derivatives	465	—	465	—	465
Accrued interest receivable	2,564	—	315	2,249	2,564

Financial liabilities:
Deposits	821,471	222,607	599,937	—	822,544
Other borrowed funds	33,991	—	34,345	—	34,345
Subordinated debentures	8,500	—	6,275	—	6,275
Interest rate swap derivatives	465	—	465	—	465
Accrued interest payable	1,589	3	1,586	—	1,589

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
U.S. Government sponsored entity securities	$15,111	$395	$—	$15,506
Agency mortgage-backed securities, residential	91,815	3,032	(4)	94,843
Total securities	$106,926	$3,427	$(4)	$110,349

December 31, 2019
U.S. Government sponsored entity securities	$16,579	$163	$(6)	$16,736
Agency mortgage-backed securities, residential	88,071	807	(296)	88,582
Total securities	$104,650	$970	$(302)	$105,318

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2020
Obligations of states and political subdivisions	$11,672	$348	$—	$12,020
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$11,674	$348	$—	$12,022

December 31, 2019
Obligations of states and political subdivisions	$12,031	$372	$(1)	$12,402
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$12,033	$372	$(1)	$12,404

The amortized cost and estimated fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$6,895	$6,938	$1,817	$2,005
Due in over one to five years	8,216	8,568	5,646	5,658
Due in over five to ten years	—	—	4,209	4,357
Agency mortgage-backed securities, residential	91,815	94,843	2	2
Total debt securities	$106,926	$110,349	$11,674	$12,022

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2020	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed securities,
residential	$10,102	$(4)	$—	$—	$10,102	$(4)
Total available for sale	$10,102	$(4)	$—	$—	$10,102	$(4)

There were no securities held to maturity with unrealized losses at September 30, 2020.

December 31, 2019	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government sponsored entity securities	$—	$—	$1,999	$(6)	$1,999	$(6)
Agency mortgage-backed securities, residential	15,041	(84)	21,344	(212)	36,385	(296)
Total available for sale	$15,041	$(84)	$23,343	$(218)	$38,384	$(302)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$204	$(1)	$—	$—	$204	$(1)
Total held to maturity	$204	$(1)	$—	$—	$204	$(1)

There were no sales of investment securities during the three and nine months ended September 30, 2020 or 2019. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of September 30, 2020, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2020 and December 31, 2019 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

	September 30, 2020	December 31, 2019

Residential real estate	$313,090	$310,253
Commercial real estate:
Owner-occupied	52,214	55,825
Nonowner-occupied	161,934	131,398
Construction	35,247	34,913
Commercial and industrial	158,833	100,023
Consumer:
Automobile	56,370	63,770
Home equity	19,531	22,882
Other	55,819	53,710
	853,038	772,774
Less: Allowance for loan losses	(7,730)	(6,272)

Loans, net	$845,308	$766,502

Commercial and industrial loans include $35,114 of loans originated under the PPP at September 30, 2020.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020 and 2019:

September 30, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,024	$2,700	$1,649	$1,608	$7,981
Provision for loan losses	(275)	(98)	230	141	(2)
Loans charged off	(90)	—	(96)	(398)	(584)
Recoveries	110	15	44	166	335
Total ending allowance balance	$1,769	$2,617	$1,827	$1,517	$7,730

September 30, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,973	$2,222	$1,095	$2,111	$7,401
Provision for loan losses	(165)	(536)	1,193	(48)	444
Loans charged-off	(465)	—	(1,168)	(419)	(2,052)
Recoveries	80	92	11	177	360
Total ending allowance balance	$1,423	$1,778	$1,131	$1,821	$6,153

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2020 and 2019:

September 30, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$1,928	$1,447	$1,647	$6,272
Provision for loan losses	715	1,131	505	1,100	3,451
Loans charged-off	(340)	(516)	(185)	(1,677)	(2,718)
Recoveries	144	74	60	447	725
Total ending allowance balance	$1,769	$2,617	$1,827	$1,517	$7,730

September 30, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,583	$2,186	$1,063	$1,896	$6,728
Provision for loan losses	96	(403)	1,497	825	2,015
Loans charged-off	(872)	(579)	(1,512)	(1,612)	(4,575)
Recoveries	616	574	83	712	1,985
Total ending allowance balance	$1,423	$1,778	$1,131	$1,821	$6,153

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2020 and December 31, 2019:

September 30, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$43	$—	$—	$43
Collectively evaluated for impairment	1,769	2,574	1,827	1,517	7,687
Total ending allowance balance	$1,769	$2,617	$1,827	$1,517	$7,730

Loans:
Loans individually evaluated for impairment	$417	$4,130	$2,536	$485	$7,568
Loans collectively evaluated for impairment	312,673	245,265	156,297	131,235	845,470
Total ending loans balance	$313,090	$249,395	$158,833	$131,720	$853,038

December 31, 2019	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$385	$303	$119	$807
Collectively evaluated for impairment	1,250	1,543	1,144	1,528	5,465
Total ending allowance balance	$1,250	$1,928	$1,447	$1,647	$6,272

Loans:
Loans individually evaluated for impairment	$438	$11,300	$4,910	$487	$17,135
Loans collectively evaluated for impairment	309,815	210,836	95,113	139,875	755,639
Total ending loans balance	$310,253	$222,136	$100,023	$140,362	$772,774

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2020 and December 31, 2019:

September 30, 2020	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$242	$242	$43
With no related allowance recorded:
Residential real estate	421	417	—
Commercial real estate:
Owner-occupied	3,157	3,157	—
Nonowner-occupied	731	731	—
Commercial and industrial	2,536	2,536	—
Consumer:
Home equity	485	485	—
Total	$7,572	$7,568	$43

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,030	$2,030	$385
Commercial and industrial	4,861	4,861	303
Consumer:
Automobile	8	8	8
Other	111	111	111
With no related allowance recorded:
Residential real estate	438	438	—
Commercial real estate:
Owner-occupied	1,778	1,778	—
Nonowner-occupied	7,492	7,492	—
Commercial and industrial	49	49	—
Consumer:
Home equity	368	368	—
Total	$17,135	$17,135	$807

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and  nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$242	$—	$—	$242	$—	$—
With no related allowance recorded:
Residential real estate	420	7	7	426	15	15
Commercial real estate:
Owner-occupied	3,161	23	23	2,957	124	124
Nonowner-occupied	753	15	15	772	39	39
Commercial and industrial	2,807	20	20	3,543	149	149
Consumer:
Home equity	444	3	3	415	12	12
Total	$7,827	$68	$68	$8,355	$339	$339

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
With no related allowance recorded:
Residential real estate	$446	$4	$4	$469	$20	$20
Commercial real estate:
Owner-occupied	3,349	53	53	3,144	167	167
Nonowner-occupied	7,949	142	142	6,243	370	370
Commercial and industrial	6,089	110	110	6,110	352	352
Consumer:
Home equity	175	15	15	87	15	15
Other	6	—	—	5	—	—
Total	$18,014	$324	$324	$16,058	$924	$924

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2020, there was $97 in other real estate owned for residential real estate properties, as compared to $68 at December 31, 2019. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $684 and $1,780 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2020 and December 31, 2019:

September 30, 2020	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$58	$4,648
Commercial real estate:
Owner-occupied	—	208
Nonowner-occupied	—	597
Construction	—	167
Commercial and industrial	30	150
Consumer:
Automobile	56	155
Home equity	—	211
Other	46	31
Total	$190	$6,167

December 31, 2019	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$255	$6,119
Commercial real estate:
Owner-occupied	—	863
Nonowner-occupied	—	804
Construction	—	229
Commercial and industrial	—	590
Consumer:
Automobile	239	61
Home equity	—	392
Other	395	91
Total	$889	$9,149

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2020 and December 31, 2019:

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,515	$1,134	$1,337	$4,986	$308,104	$313,090
Commercial real estate:
Owner-occupied	2,814	923	195	3,932	48,282	52,214
Nonowner-occupied	157	—	597	754	161,180	161,934
Construction	161	—	—	161	35,086	35,247
Commercial and industrial	104	21	180	305	158,528	158,833
Consumer:
Automobile	705	133	183	1,021	55,349	56,370
Home equity	145	84	112	341	19,190	19,531
Other	365	226	76	667	55,152	55,819
Total	$6,966	$2,521	$2,680	$12,167	$840,871	$853,038

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,015	$1,314	$1,782	$7,111	$303,142	$310,253
Commercial real estate:
Owner-occupied	383	59	144	586	55,239	55,825
Nonowner-occupied	12	—	697	709	130,689	131,398
Construction	186	19	49	254	34,659	34,913
Commercial and industrial	1,320	312	241	1,873	98,150	100,023
Consumer:
Automobile	986	329	246	1,561	62,209	63,770
Home equity	106	18	279	403	22,479	22,882
Other	559	139	443	1,141	52,569	53,710
Total	$7,567	$2,190	$3,881	$13,638	$759,136	$772,774

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2020 and December 31, 2019:

September 30, 2020	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
Interest only payments	$203	$—	$203
Commercial real estate:
Owner-occupied
Interest only payments	—	—	—
Reduction of principal and interest payments	1,494	—	1,494
Maturity extension at lower stated rate than market rate	354	—	354
Credit extension at lower stated rate than market rate	386	—	386
Nonowner-occupied
Credit extension at lower stated rate than market rate	391	—	391
Commercial and industrial:
Interest only payments	2,536	—	2,536

Total TDRs	$5,364	$—	$5,364

December 31, 2019	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
Interest only payments	$209	$—	$209
Commercial real estate:
Owner-occupied
Interest only payments	882	—	882
Reduction of principal and interest payments	1,521	—	1,521
Maturity extension at lower stated rate than market rate	393	—	393
Credit extension at lower stated rate than market rate	393	—	393
Nonowner-occupied
Credit extension at lower stated rate than market rate	395	—	395
Commercial and industrial:
Interest only payments	4,574	—	4,574
Reduction of principal and interest payments	185	—	185

Total TDRs	$8,552	$—	$8,552

At September 30, 2020, the balance in TDR loans decreased $3,188, or 37.3%, from year-end 2019. The Company had no specific allocations in reserves to customers whose loan terms have been modified in TDRs at September 30, 2020, as compared to $227 in reserves at December 31, 2019. At September 30, 2020, the Company had $2,964 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $941 at December 31, 2019.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no TDR loan modifications that occurred during the three and nine months ended September 30, 2020. Furthermore, there were no TDR loan modifications that occurred during the three months ended September 30, 2019. The following table presents the pre- and post-modification balances of TDR loan modifications by class of loans that occurred during the  nine months ended September 30, 2019:

		TDRs Performing to Modified Terms		TDRs Not Performing to Modified Terms
Nine months ended September 30, 2019	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential real estate:
Interest only payments	1	$292	$292	$—	$—
Commercial and Industrial:
Interest only payments	1	282	282
Total TDRs	2	$574	$574	$—	$—

The TDRs described above had no impact on the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2019.

During the third quarter of 2019, the Company had one TDR loan totaling $133 that experienced a payment default within twelve months following its loan modification. This commercial and industrial loan was first modified as a TDR in April 2019 and was converted to nonaccrual status in August 2019. The Company had no additional TDRs that, during the three and nine months ended September 30, 2020 and 2019, experienced any payment defaults within twelve months following their loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and provided guidance on the modification of loans as a result of COVID-19, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As of September 30, 2020, the Company had modified 745 loans related to COVID-19 with an aggregate loan balance of $151,595.  As of September 30, 2020, the Company had 231 modified loans remaining that were related to COVID-19 with an aggregate loan balance of $38,926 that were not reported as TDRs in the tables presented above.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2020	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$46,934	$682	$4,598	$52,214
Nonowner-occupied	154,757	6,031	1,146	161,934
Construction	35,247	—	—	35,247
Commercial and industrial	154,048	1,773	3,012	158,833
Total	$390,986	$8,486	$8,756	$408,228

December 31, 2019	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$49,486	$2,889	$3,450	$55,825
Nonowner-occupied	123,847	—	7,551	131,398
Construction	34,864	—	49	34,913
Commercial and industrial	89,749	298	9,976	100,023
Total	$297,946	$3,187	$21,026	$322,159

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2020 and December 31, 2019:

September 30, 2020	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$56,159	$19,320	$55,742	$308,384	$439,605
Nonperforming	211	211	77	4,706	5,205
Total	$56,370	$19,531	$55,819	$313,090	$444,810

December 31, 2019	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$63,470	$22,490	$53,224	$303,879	$443,063
Nonperforming	300	392	486	6,374	7,552
Total	$63,770	$22,882	$53,710	$310,253	$450,615

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.33% of total loans were unsecured at September 30, 2020, down from 5.00% at December 31, 2019.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2020, the contract amounts of these instruments totaled approximately $86,146, compared to $75,178 at December 31, 2019.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2020 and December 31, 2019 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2020	$25,763	$3,558	$29,321
December 31, 2019	$29,758	$4,233	$33,991

Pursuant to collateral agreements with the FHLB, advances were secured by $305,131 in qualifying mortgage loans, $79,447 in commercial loans and $5,365 in FHLB stock at September 30, 2020.  Fixed-rate FHLB advances of $25,763 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.40%.  There were no variable-rate FHLB borrowings at September 30, 2020.

At September 30, 2020, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at September 30, 2020.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $203,193 at September 30, 2020.  Of this maximum borrowing capacity, the Company had $109,189 available to use as additional borrowings, of which $100,000 could be used for short-term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of May 18, 2021, and have fixed rates ranging from 2.00% to 2.85% and a year-to-date weighted average cost of 2.31% at September 30, 2020, as compared to 2.73% at December 31, 2019.  There were seven promissory notes payable by Ohio Valley to related parties totaling $3,558 at September 30, 2020, and December 31, 2019.  There were no promissory notes payable to other banks at September 30, 2020, as compared to $405 at December 31, 2019.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $68,240 at September 30, 2020 and $56,500 at December 31, 2019.

Scheduled principal payments as of September 30, 2020:

	FHLB Borrowings	Promissory Notes	Totals

2020	$858	$1,998	$2,856
2021	2,888	1,560	4,448
2022	2,727	—	2,727
2023	2,588	—	2,588
2024	2,214	—	2,214
Thereafter	14,488	—	14,488
	$25,763	$3,558	$29,321

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 94.0% and 93.9% of total consolidated revenues for the quarters end September 30, 2020 and 2019, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$9,562	$520	$10,082
Provision expense	—	(2)	(2)
Noninterest income	2,385	49	2,434
Noninterest expense	9,295	596	9,891
Tax expense	339	(6)	333
Net income	2,313	(19)	2,294
Assets	1,126,202	11,736	1,137,938

	Three Months Ended September 30, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$10,048	$578	$10,626
Provision expense	450	(6)	444
Noninterest income	2,043	64	2,107
Noninterest expense	9,115	623	9,738
Tax expense	409	5	414
Net income	2,117	20	2,137
Assets	1,034,209	11,749	1,045,958

	Nine Months Ended September 30, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$28,350	$1,531	$29,881
Provision expense	3,445	6	3,451
Noninterest income	8,073	1,052	9,125
Noninterest expense	27,110	1,902	29,012
Tax expense	843	141	984
Net income	5,025	534	5,559
Assets	1,126,202	11,736	1,137,938

	Nine Months Ended September 30, 2019
	Banking	Consumer Finance	Total Company
Net interest income	$30,173	$2,493	$32,666
Provision expense	1,900	115	2,015
Noninterest income	5,822	134	5,956
Noninterest expense	27,146	1,951	29,097
Tax expense	984	117	1,101
Net income	5,965	444	6,409
Assets	1,034,209	11,749	1,045,958

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 12 months to 17 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.  Upon adoption of the new lease guidance on January 1, 2019, an initial ROU asset of $1,280 was recognized as a non-cash asset addition to the consolidated balance sheet.

Balance sheet information related to leases was as follows:

	As of September 30, 2020	As of December 31, 2019
Operating leases:
Operating lease right-of-use assets	$918	$1,053
Operating lease liabilities	918	1,053

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$32	$70	$127	$216
Short-term lease expense	7	14	23	45

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2020 are as follows:

Operating Leases
2020 (remaining)	$40
2021	157
2022	157
2023	116
2024	95
Thereafter	546
Total lease payments	1,111
Less: Imputed Interest	(193)
Total operating leases	$918

Other information was as follows:

	As of September 30, 2020	As of December 31, 2019
Weighted-average remaining lease term for operating leases	9.8 years	10.6 years
Weighted-average discount rate for operating leases	2.78%	2.76%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to COVID-19, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of COVID-19 on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to COVID-19; political uncertainty caused by, among other things, political parties, tensions surrounding the current socioeconomic landscape, and the 2020 U.S. Presidential election; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part II of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

IMPACT of COVID-19: COVID-19 has continued to cause significant disruption in the United States and international economies and financial markets. The primary markets served by the Company in southeastern Ohio and western West Virginia have been significantly impacted by COVID-19, which has changed the way we live and work. The actions taken by the Governors of the States of Ohio and West Virginia beginning in March of 2020 were imposed to mitigate the spread and lessen the public health impact of COVID-19. During this time, the Bank’s primary channels of serving our customers have primarily consisted of drive-thru, mobile, and online banking services and appointment-only lobby services. Beginning in September 2020, the Bank re-opened lobby services to customers within all of our banking centers. In doing so, the Bank has followed all state mandates to provide a safe environment for all of our customers. While the Bank is excited to be able to fully open its doors to its customers, we understand the accommodations will likely continue to have a negative impact on the Company’s results of operations for the duration of the pandemic, and, depending on how quickly the businesses of our customers rebound after the same, could lead to an increase in nonperforming assets. The Company has also continued to support its clients who have experienced financial hardship due to COVID-19 through participation in the PPP, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

FINANCIAL RESULTS OVERVIEW: Net income totaled $2,294 during the third quarter of 2020, an increase of $157, or 7.3%, compared to $2,137 during the third quarter of 2019. Earnings per share for the third quarter of 2020 finished at $.48 per share, compared to $.45 per share during the third quarter of 2019.  The Company’s net income during the nine months ended September 30, 2020 totaled $5,559, a decrease of $850, or 13.3%, compared to $6,409 during the nine months ended September 30, 2019. Earnings per share during the first nine months of 2020 finished at $1.16 per share, compared to $1.35 per share during the first nine months of 2019. Quarterly earnings improved largely due to lower provision expense and higher noninterest revenue being partially offset by a decrease in net interest income and an increase in noninterest expense.  The decline in year-to-date earnings continues to be impacted by a decrease in interest and fee loan revenue and higher provision expense, being partially offset by higher noninterest revenue and reduced noninterest expenses.

The negative impact of lower net earnings during the first nine months of 2020 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which decreased to 0.69% at September 30, 2020, compared to 0.83% at September 30, 2019.  The Company’s net income to average equity ratio, or return on equity, also decreased to 5.70% at September 30, 2020, compared to 7.07% at September 30, 2019.

During the three months ended September 30, 2020, net interest income decreased $544, or 5.1%, from the same period in 2019.  During the nine months ended September 30, 2020, net interest income decreased $2,785, or 8.5%, from the same period in 2019. The decreases were mostly attributable to continued net interest margin compression in relation to decreases in market rates that contributed to lower earning asset yields during the first nine months of 2020. During the second half of 2019, the Federal Reserve reduced interest rates by 75 basis points, followed by another reduction of 150 basis points in March 2020 due to concerns about the impact of COVID-19 on the economy.  Although the effects of lower market rates have reduced earning asset yields, the effects have not yet fully impacted the Company’s interest-bearing deposit costs. The Company’s interest rates on time deposits have repriced downward, which will continue to have an impact of lowering interest expense when new time deposits are issued going forward.  Furthermore, certain interest-bearing deposits were already at or near their interest rate floors, which also limited the Company’s ability to reduce deposit costs during the first nine months of 2020.  Due to this lagging effect of deposit cost reduction combined with a more rate-sensitive earning asset portfolio, the Company’s net interest margin decreased 53 basis points during both the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Net interest income was also affected by lower loan fees impacted by the change in the Company’s business model for Loan Central’s assessment of fees for TALs as described above. This resulted in a $727 decrease in loan fees during the first nine months of 2020, as compared to the same period in 2019.  Loan Central’s tax preparation fee income from TAL offerings during the first nine months of 2020 was recorded to noninterest income, as discussed below.  Since the tax refund business is seasonal, there was minimal impact from fee revenue during the third quarter of 2020.  Partially offsetting the negative impact from lower asset yields and fee revenue was growth in average earning assets, up $78,298 during the third quarter of 2020 and $33,172 during the first nine months of 2020, as compared to the same periods in 2019, respectively.  The growth came largely from the impact of $35,114 in PPP loans that were originated mostly during the end of the second quarter of 2020, contributing to higher commercial and industrial loans at September 30, 2020.  Average earning asset growth also came from the Company’s interest-bearing deposit account at the Federal Reserve Bank, driven by heightened deposit balances received during the second quarter of 2020.

During the three months ended September 30, 2020, the Company experienced negative provision for loan loss, which contributed to a $446 decrease in provision expense when compared to the same period in 2019. The quarterly improvement came primarily from lower net charge-offs partially offset by the changes in general allocations during the three months ended September 30, 2020, as compared to the same period in 2019. During the nine months ended September 30, 2020, Company’s provision expense increased $1,436 compared to the same period in 2019.  The increase in provision expense during the first nine months of 2020 was largely impacted by the economic effects of COVID-19, which resulted in a higher general allocation of the allowance for loan losses during the first quarter of 2020.  Based on declining economic conditions and increasing unemployment levels, management increased general reserves by $2,287 to reflect higher anticipated losses due to the expected financial impact of COVID-19 on its customers.  The Company will continue to closely monitor COVID-19 and make the appropriate adjustments within the allowance for loan losses in response to the pandemic as the situation evolves.

Total noninterest income during the three and nine months ended September 30, 2020 increased $327 and $3,169 compared to the same respective periods in 2019.  The year-over-year improvement in noninterest revenue came primarily from proceeds of $2,000 received in a litigation settlement with a third-party, while further growth also came from tax preparation fee income, which was up $643 over the prior year.  Tax preparation fee income was the result of the Company changing its business model in 2020 from assessing TAL fees to now assessing tax preparation fees in response to a state law enacted in 2019. Noninterest revenue was also impacted by surging growth in mortgage banking income, which was up $365 and $739 during the three and nine months ended September 30, 2020, as compared to the same periods in 2019.  Mortgage banking income has grown in response to the record low mortgage rates that have generated a significant volume of mortgages being refinanced in 2020. Partially offsetting these factors was lower service charges on deposit accounts, which decreased $130 and $324 during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, respectively.  The decline came mostly from overdraft fees.

Although noninterest expense increased $153 during the third quarter of 2020, the Company still benefited from having lower noninterest expense for the year, which was down $85 during the nine months ended September 30, 2020, as compared to the same period in 2019. The quarterly increase was mostly impacted by salaries and employee benefit expense, which increased $321 over the third quarter of 2019. The increase was primarily related to the expense associated with the severance package payout of an employee, as well as costs associated with select non-qualified benefit plans.  The expense required to maintain the benefit plan accruals continues to increase in association with the decrease in market interest rates. Salaries and employee benefit expense for the year was up $139 over the nine months ended September 30, 2020, compared to the same period in 2019. This increase was offset by expense savings associated with a lower number of employees from the sale of two branches in December 2019 and the voluntary severance program that was completed during the fourth quarter of 2019. These expense savings also more than offset the expense increase associated with annual merit increases in 2020. Changes in noninterest expense were impacted by professional fees, which decreased $73 and $363 during the three and nine months ended September 30, 2020, as compared to the same periods in 2019.  This expense savings is attributable to lower audit expense and litigation-related legal fees. Further impacting noninterest costs in 2020 was data processing expense, which was stable during the third quarter of 2020 and up $212 over 2019. The increase was primarily from costs associated with the platform used to facilitate PPP loans, credit card processing and website maintenance costs.

The Company’s provision for income taxes decreased $81 and $117 during the three and nine months ended September 30, 2020, as compared to the same periods in 2019.  This is largely due to the changes in taxable income affected by the factors mentioned above.

At September 30, 2020, total assets were $1,137,938, an increase of $124,666 from total assets of $1,013,272 at year-end 2019.  Higher assets were impacted mostly by increases in loans, cash and cash equivalents, and investment securities, which were collectively up $116,134, or 12.3%, from year-end 2019. The Company’s loan portfolio increased $80,264, finishing at $853,038 at September 30, 2020, compared to $772,774 at year-end 2019.  The commercial loan segment experienced a 26.7% increase from year-end 2019, which was partially related to the origination of $35,114 in PPP loans. The residential real estate segment grew 0.9% from year-end 2019, while the consumer loan segment decreased 6.2% from year-end 2019. The increase in both cash and cash equivalents and securities was related to the investment of the heightened deposit balances received primarily during the second quarter of 2020. Further asset increases came from bank owned life insurance (“BOLI”) and annuity assets, which increased $5,200 from year-end 2019, impacted by new BOLI plan purchases in the second quarter of 2020. Premises and equipment also increased $2,103 from year-end 2019, impacted by the construction of the Company’s new Second and State Street facility in Gallipolis, Ohio.  The facility officially opened in the first quarter of 2020 and consists mostly of executive offices and areas for loan processing.

Total liabilities were $1,005,040 at September 30, 2020, up $119,947 from year-end 2019. This increase is mostly attributable to higher deposit balances, which increased $123,513 from year-end 2019, which were largely impacted by customers receiving stimulus funds. Partially offsetting the growth in deposits were reduced borrowings of $4,670 from the continued principal repayments of long-term advances with the FHLB.

At September 30, 2020, total shareholders' equity was $132,898, up $4,719 since December 31, 2019.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2020 and December 31, 2019

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2020, compared to December 31, 2019.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2020, cash and cash equivalents were $83,554, an increase of $31,198 from $52,356 at December 31, 2019.  The increase in cash and cash equivalents came mostly from higher interest-bearing deposits on hand with correspondent banks.  Over 80% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the second half of 2019, the rate associated with the Company’s Federal Reserve Bank clearing account decreased 75 basis points to 1.75% as a result of the Federal Reserve’s action to decrease short-term market rates.  The Federal Reserve again reduced short-term rates by 150 basis points in March 2020 due to concerns about the impact of COVID-19 on the economy, resulting in a target federal funds rate range of 0% to 0.25%.  Although interest-bearing deposits in the Federal Reserve Bank are the Company's lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve Bank balances are 100% secured.

The Company’s focus during periods of heightened liquidity will be to invest excess funds in longer-term, higher-yielding assets, primarily loans, when the opportunities arise. As liquidity levels vary continuously based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time.

As previously mentioned, the Bank settled a lawsuit filed against a third-party tax refund provider for breach of contract in March 2020.  In addition, the Bank entered into a new agreement with the third-party to process future electronic refund checks and deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds. The new agreement provides that the Bank will process refunds for five tax seasons, beginning with the 2021 tax season and continuing through the 2025 tax season.  As a result, the Bank anticipates this new tax agreement will materially impact its liquidity levels during the term of the agreement beginning in 2021.

Certificates of deposit

At September 30, 2020, the Company had $2,745 in certificates of deposit owned by the Captive, up from $2,360 at year-end 2019.  The deposits on hand at September 30, 2020 consist of twelve certificates with remaining maturity terms ranging from less than 3 months up to 32 months.

Securities

The balance of total securities increased $4,672, or 4.0%, compared to year-end 2019.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $6,261, or 7.1%, from year-end 2019 and represented 77.7% of total investments at September 30, 2020.  During the first nine months of 2020, the Company invested $25,884 in new Agency mortgage-backed securities, while receiving principal repayments of $21,873.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

In addition, decreasing market rates during 2020 led to a $2,755 decrease in the net unrealized loss position associated with the Company’s available for sale securities, which increased the fair value of securities at September 30, 2020.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was reduced. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances grew to $853,038 at September 30, 2020, representing an increase of $80,264, or 10.4%, as compared to $772,774 at December 31, 2019.  Loan growth has been largely influenced by PPP loan originations within the commercial and industrial loan segment.  Additional growth also came from the commercial and residential real estate portfolios, which were partially offset by decreases in the consumer loan portfolio from year-end 2019.

The majority of the Company’s increase in loans from year-end 2019 came from the commercial and industrial portfolio, which increased $58,810, or 58.8%, from year-end 2019. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. Furthermore, in response to COVID-19 during the first quarter of 2020, the Company was authorized to originate PPP loans under the CARES Act.  PPP loans are guaranteed by the Small Business Administration (“SBA”) and have an interest rate of 1.0%, a two-year loan term to maturity, and principal and interest payments are deferred for six months from the date of disbursement. As long as the small business borrower meets certain criteria on the use of loan proceeds, the entire principal and accrued interest is eligible to be forgiven by the SBA. As of September 30, 2020, the Company had 362 PPP loans outstanding that totaled $35,114.

Additional loan growth came from the commercial real estate loan portfolio, which increased $27,259, or 12.3%, from year-end 2019.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at September 30, 2020, at 61.1%. Leading the growth in commercial real estate were increases in nonowner-occupied loan originations, with balances up $30,536, or 23.2%, from year-end 2019, primarily due to continued demand from new customers. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and other related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Further loan growth also came from the Company’s residential real estate loan segment, which increased $2,837, or 0.9%, from year-end 2019.  The residential real estate loan segment comprises the largest portion of the Company’s overall loan portfolio at 36.7% and consists primarily of one- to four-family residential mortgages, carrying many of the same customer and industry risks as the commercial loan portfolio.  The growth in residential real estate loans came largely from the Bank's warehouse lending volume. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. With record low mortgage rates during 2020, real estate refinancings began to significantly increase during the second quarter of 2020.  This not only contributed to the rise in warehouse lending volume, but also impacted an increase in volume of long-term fixed-rate mortgages being sold to the secondary market.

Partially offsetting the increases in both the commercial and residential real estate loan portfolios were consumer loan balances, which were down $8,642, or 6.2%, from year-end 2019, finishing at $131,720. This change was primarily impacted by a decline in automobile loan balances from year-end 2019.  Automobile loans represent the Company’s largest consumer loan segment at 42.8% of total consumer loans.  Automobile loans decreased primarily as a result of COVID-19 and the stay-at-home orders that limited automobile sales within the Company’s market areas. Further limiting the volume of automobile loan originations are heightened incentives being offered from the captive auto finance companies in response to the pandemic.

Allowance for Loan Losses

The Company established a $7,730 allowance for loan losses at September 30, 2020, which represents an increase from the $6,272 allowance at year-end 2019. The allowance was impacted by an increase of $2,222 in general allocations from year-end 2019. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first quarter of 2020, the Company added a new risk factor to the evaluation of the allowance for loan losses pertaining to COVID-19. The risk factor was necessary to account for the changes in economic conditions resulting from increases in unemployment that would produce higher anticipated losses as a result of COVID-19. Given that the economic scenarios had deteriorated significantly since the pandemic was declared in early March, it was determined the credit risk in the loan portfolio had increased, resulting in the need for an additional reserve for credit loss. As a result, the general reserve allocation related to COVID-19 totaled $2,287 at September 30, 2020, which had a corresponding impact to provision expense during the first nine months of 2020.  While the Company has yet to experience any significant charge-offs related to COVID-19, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to impact the Company’s estimate of its allowance for loan losses and resulting provision expense.

Excluding the risk factors from COVID-19, the Company also experienced increases in general allocations from its historical loan loss factor, which grew from 0.23% at year-end 2019 to 0.25% at September 30, 2020.  Increases also came from higher unemployment rates within the Company’s market areas, as well as lower annualized loan recoveries at September 30, 2020 compared to year-end 2019. The impact from these risk factors were offset by a lower classified asset risk factor from year-end 2019, impacted by various commercial loan upgrades as a result of improvements in the financial performance of certain borrowers’ ability to repay their loans.  This contributed to lower classified assets from year-end 2019, particularly within the commercial nonowner-occupied and commercial and industrial loan segments. Furthermore, the Company’s delinquency levels decreased from year-end 2019, with nonperforming loans to total loans of 0.75% at September 30, 2020, compared to 1.30% at December 31, 2019, and lower nonperforming assets to total assets of 0.57% at September 30, 2020, compared to 1.04% at year-end 2019. The large increase in PPP loans during the first nine months of 2020 will have minimal to no impact on the general allocations of the allowance for loan losses due to these loans being fully guaranteed by the SBA.

Increases in general allocations were partially offset by a $764 decrease in specific allocations from year-end 2019.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves from year-end 2019 was primarily related to the loan payoff of one commercial borrower during the first quarter of 2020.

The Company’s allowance for loan losses to total loans ratio finished at 0.91% at September 30, 2020, and 0.81% at year-end 2019.  Management believes that the allowance for loan losses at September 30, 2020 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with respect to COVID-19, could cause further increases in the required allowance for loan losses and require additional provision expense. Asset quality will continue to remain a key focus, as management continues to stress not just loan growth, but quality in loan underwriting as well.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2020 increased $123,513, or 15.0%, from year-end 2019.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $76,034, or 12.7%, from year-end 2019, while noninterest-bearing deposits increased $47,479, or 21.3%, from year-end 2019. The significant increase in deposits was largely impacted by funds from government stimulus programs such as the PPP and consumer economic impact payments received.

The increase in interest-bearing deposits came mostly from money market balances from year-end 2019, which increased $35,532, or 27.3%, primarily from a shift in consumer preference to more competitive, higher-costing deposit accounts. This increase was partially offset by a decrease in brokered money market balances due to a favorable liquidity position from elevated retail deposits. Growth in interest-bearing deposits also came from higher interest-bearing NOW account balances from year-end 2019, which increased $26,429, or 16.7%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia market areas. Savings deposits also increased $15,297, or 15.3%, from year-end 2019, primarily from higher statement savings account balances impacted by the government stimulus proceeds previously mentioned.  Partially offsetting the increases in interest-bearing deposits were time deposit balances, which decreased $1,225, or 0.6%, from year-end 2019.  The decrease was a result of reduced demand for retail time deposits from year-end 2019 due to the decline in product rate offerings, while wholesale certificates of deposit issuances were relatively stable from year-end 2019.

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

Other Borrowed Funds

Other borrowed funds were $29,321 at September 30, 2020, a decrease of $4,670, or 13.7%, from year-end 2019. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first nine months of 2020. Particularly, the Company took advantage of its heightened liquidity position in the second quarter of 2020 to apply an additional $1,195 in principal prepayments to various FHLB advances to further reduce interest expense on higher-cost funding sources. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity
Total shareholders' equity at September 30, 2020 increased $4,719, or 3.7%, to finish at $132,898, as compared to $128,179 at December 31, 2019. Net unrealized gains on available for sale securities increased $2,176 from year-end 2019, as market rate decreases continued during the first nine months of 2020, causing an increase in the fair value of the Company’s investment portfolio.

Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2020 and 2019

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended September 30, 2020, net interest income decreased $544, or 5.1%, as compared to the same period in 2019. During the nine months ended September 30, 2020, net interest income decreased $2,785, or 8.5%, as compared to the same period in 2019. The decreases during both periods were mostly attributable to a net interest margin compression in relation to decreases in market rates that contributed to lower earning asset yields during the first nine months of 2020.

Total interest and fee income recognized on the Company’s earning assets decreased $947, or 7.6%, during the third quarter of 2020, and decreased $3,304, or 8.7%, during the first nine months of 2020, as compared to the same periods in 2019.  The quarterly and year-to-date decreases were impacted by interest and fees on loans, which decreased $485, or 4.3%, and $2,187, or 6.3%, during the three and nine months ended September 30, 2020, as compared to the same periods in 2019. These results are directly related to the decline in loan yields, which decreased from 5.86% to 5.24% when comparing the third quarters of 2019 to 2020, and decreased from 5.99% to 5.46% when comparing the first nine months of 2019 to 2020, respectively. Loan yields were impacted by interest rate reductions from the Federal Reserve Bank in the second half of 2019 and in March 2020. This trend of decreasing market rates led to lower yields on the Company’s loan portfolio and lower loan interest revenue. Partially offsetting the effects from lower loan yields was average growth in loans.  Average loans for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, increased $58,428, or 7.5%. Average loans for the first nine months of 2020, compared to the first nine months of 2019, increased $21,874, or 2.8%. The increase in average loans for both the quarterly and year-to-date periods came mostly from the origination of $35,114 in PPP loans primarily during the end of the second quarter of 2020. While PPP loans contributed to higher earning asset balances, they also had a dilutive effect on loan yields as a result of the 1% interest rate associated with each loan. These factors contributed to decreases of $661 and $2,038 in loan interest income during the three and nine months ended September 30, 2020, as compared to the same periods in 2019.

Loan revenue was also impacted by loan fees, which increased $176 during the three months ended September 30, 2020, but decreased $149 during the nine months ended September 30, 2020, as compared to the same periods in 2019. The quarterly increase was largely impacted by $126 in loan fees earned on the origination of government-guaranteed PPP loans. The year-to-date change came mostly from lower fees associated with TALs. As previously mentioned, beginning in 2020, the Company changed its business model for Loan Central’s assessment of fees from assessing TAL fees to now assessing tax preparation fees. This fundamental change in the fee structure was necessary to comply with new Ohio lending regulations. As a result, TAL fees decreased $727 during the first nine months of 2020 from the same period last year, with minimal impact during the third quarters of both 2020 and 2019.

During the three and nine months ended September 30, 2020, interest income from interest-bearing deposits with banks decreased $313, or 94.0%, and $777, or 79.5%, when compared to the same periods in 2019, respectively. These changes in interest revenue come primarily from the Company’s interest-bearing Federal Reserve Bank clearing account.  The quarterly and year-to-date decreases in interest income was primarily due to the interest rate tied to this interest-bearing clearing account, which was 0.25% at September 30, 2020, compared to 2.0% at September 30, 2019. The increase in liquidity from the surge in deposit liabilities allowed the Company to maintain higher average balances within the account, which increased $17,823 during the third quarter of 2020, and $10,349 during the first nine months of 2020, as compared to the same periods in 2019, respectively.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $403, or 21.3%, during the third quarter of 2020, and decreased $519, or 9.6%, during the first nine months of 2020, as compared to the same periods in 2019. Interest expense decreased during both periods despite an increase in average interest-bearing deposits of $49,296 during the third quarter of 2020 and an increase of $25,010 during the first nine months of 2020, as compared to the same periods in 2019, respectively. The converse relationship between increasing average interest-bearing liabilities to lower interest expense is related to the repricing efforts in a lower rate environment which drove down average costs during 2020. The Company also continues to experience a composition shift to a higher-costing money market account that has generated more interest expense during 2020. However, the pace of interest expense savings has been slowed due to a lag in repricing on deposits. Given the Company’s asset-sensitivity, decreases in short-term interest rates have had a negative impact on net interest income in that interest-earning assets have repriced faster than interest-bearing liabilities. This has caused a lagging effect to the impact that decreasing market rates have had on reducing deposit expense, particularly with CDs.  As CD rates reprice downward, the Company will benefit from lower interest expense only to the extent that new CDs at lower rates are issued. As CDs continued to rollover into lower rates during the second and third quarters of 2020, along with the rate reductions of other interest-bearing deposit products, the interest expense on deposits decreased $318, or 20.0%, during the three months ended September 30, 2020, as compared to the same period in 2019. This is compared to a $145 decrease in deposit interest during the three months ended June 30, 2020, and a $167 increase in deposit interest during the three months ended March 31, 2020, as compared to the same periods in 2019. As a result, the Company’s total weighted average costs on interest-bearing deposits has decreased by 10 basis points from 0.97% at September 30, 2019 to 0.87% at September 30, 2020.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2020, the Company’s third quarter net interest margin finished at 3.88%, compared to 2019’s third quarter net interest margin of 4.41%. The year-to-date net interest margin at September 30, 2020 finished at 4.04%, compared to 4.57% at September 30, 2019. The decrease in margin was largely impacted by the decreasing market rates that contributed to lower earning asset yields during 2020. Interest rates were reduced in the first quarter of 2020 primarily as a result of the growing concern that COVID-19 would have a significant negative impact on the economy. Furthermore, the Company’s ability to reduce deposit expenses in a low rate environment has been limited by a lagging effect in CD rates, along with an increased composition of higher-costing deposits, such as time deposits and money market accounts. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses

For the three months ended September 30, 2020, the Company’s provision expense decreased $446, and for the nine months ended September 30, 2020, provision expense increased $1,436, over the same respective periods in 2019. The quarterly improvement came primarily from a decrease of $1,443 in net charge-offs during the three months ended September 30, 2020, as compared to the same period in 2019. This was primarily related to the charge-offs recorded on one commercial and industrial loan relationship in September 2019.  The impact of lower net charge-offs was partially offset by the changes in general reserve allocations. During the third quarter of 2020, the Company decreased its general allocation from $7,981 at June 30, 2020 to $7,687 at September 30, 2020.  This is compared to a $1,214 general allocation decrease during the same period in 2019.  The release of general reserves during the third quarters of 2020 and 2019 were caused by various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and lower unemployment rates. Provision expense during the nine months ended September 30, 2020 increased in large part to the addition of a new risk reserve allocation.  As previously discussed, the Company’s general reserves during the first quarter of 2020 were significantly impacted by a $1,942 allocation of the allowance for loan losses as a result of the expected financial impact of COVID-19. The allocation resulted in a corresponding entry to provision expense.  Due to growing risk concerns impacted by rising unemployment trends related to COVID-19, this allocation has grown to $2,287 at September 30, 2020. The impact from this new risk factor was partially offset by the release of general reserves associated with lower classified assets.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2020 increased $327, or 15.5%, when compared to the three months ended September 30, 2019. Noninterest income for the nine months ended September 30, 2020 increased $3,169, or 53.2%, when compared to the nine months ended September 30, 2019. The key contributor to the yearly improvement in noninterest revenue was from proceeds received in a litigation settlement with a third-party. During the first quarter of 2020, the Bank entered into a settlement agreement related to the previously disclosed litigation the Bank had filed against a third-party tax software product provider for breach of contract. Under the settlement agreement, the third-party paid a $2,000 settlement payment to the Bank, which was recorded as noninterest income.

Further growth in noninterest revenue for the year came from tax preparation fee income.  As previously discussed, the Company changed its business model in 2020 for assessing fees related to TALs. By charging for the tax preparation services, the Company recorded $643 in tax preparation fee income for the first nine months of 2020, which includes $9 in tax preparation fee income recorded during the third quarter of 2020.

Mortgage banking income also contributed to the increase in noninterest revenue. Mortgage banking income is highly influenced by mortgage interest rates and housing market conditions.  With mortgage rates at record lows as a result of COVID-19, the consumer demand to refinance long-term, fixed-rate real estate mortgages significantly increased. This led to increased sales of loans to the secondary market, which generated increases of $365 and $739 in mortgage banking income during the three and nine months ended September 30, 2020, when compared to the same periods in 2019.

Partially offsetting growth in noninterest income was less service charge fees recorded in 2020. During the three months ended September 30, 2020, service charges on deposit accounts decreased $130, or 23.5%, while also decreasing $324, or 20.6%, during the first nine months of 2020, as compared to the same periods in 2019.  This was largely due to lower overdraft fees impacted by economic stimulus proceeds received by customers, along with growing uncertainties of COVID-19 that has disrupted consumer spending.

The remaining noninterest income categories increased $83, or 5.6%, during the third quarter of 2020, and $111, or 2.7%, during the first nine months of 2020, as compared to the same periods in 2019, respectively.  This income growth came mostly from interest rate swap agreements and debit and credit interchange income during both periods, partially offset by losses incurred on the sale of other real estate owned during the first nine months of 2020.

Noninterest Expense

Noninterest expense during the third quarter of 2020 increased $153, or 1.6%, as compared to the same period in 2019. Noninterest expense during the first nine months of 2020 decreased $85, or 0.3%, as compared to the same period in 2019. Contributing most to higher noninterest expense during the quarter were salaries and employee benefits, which increased $321, or 5.7%, during the three months ended September 30, 2020, as compared to the same period in 2019. As previously mentioned, the quarterly increase was primarily related to a severance package payout and higher non-qualified benefit plan costs that have been impacted by lower market rates. These quarter-to-date factors contributed to a year-to-date increase in salaries and employee benefits of $139, or 0.8%, when comparing the nine months ended September 30, 2020 to the same period in 2019.  Limiting the cost increase to salaries and employee benefits has been the expense savings associated with a lower number of employees from the sale of two branches in December 2019 and the voluntary severance program that was completed during the fourth quarter of 2019.  The Bank’s average full-time equivalent employee base at September 30, 2020 was 243 employees, down from an average full-time equivalent employee base of 265 employees at September 30, 2019. The impact of a lower employee base has more than offset the expense increases associated with annual merit increases in 2020.

Further impacting overhead costs were higher data processing expenses, which decreased $2, or 0.4%, during the third quarter of 2020, but increased $212, or 13.0%, during the first nine months of 2020, as compared to the same periods in 2019.  The increase during the year-to-date period was primarily due to a $186 expense associated with the platform used to facilitate PPP loans during the second quarter of 2020. Further expenses also came from the processing of credit cards, as well as website maintenance costs to improve the quality of the Company’s internet-based technology.

Partially offsetting increases in overhead costs were professional fees, which decreased $73, or 12.2%, during the third quarter of 2020, and $363, or 18.5%, during the first nine months of 2020, as compared to the same periods in 2019.  These decreases include lower litigation costs associated with the Bank’s lawsuit against the third-party tax software product provider.  As previously discussed, a settlement was reached with the third-party during the first quarter of 2020, which contributed to lower legal costs.  Furthermore, the number of bankruptcy-related loan cases has decreased significantly due to the effects of COVID-19, which has shut down municipal courts at various times during the pandemic. Additionally, the Company incurred lower audit-related expenses during the quarterly and year-to-date periods ended September 30, 2020.  This was related to costs from 2019 associated with the “expected loss” allowance model that the Company was prepared to adopt in 2020. In the fourth quarter of 2019, it was announced this required accounting guidance would be delayed until 2023.

The remaining noninterest expense categories decreased $93, or 3.2%, during the third quarter of 2020, and $73, or 0.8%, during the first nine months of 2020, as compared to the same periods in 2019.  These decreases were impacted mostly from expense savings related to lower software, foreclosure, travel and seminar costs.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the third quarters of 2020 and 2019, the Company’s asset yields were negatively impacted by market rate reductions related to COVID-19, which led to a 5.1% decrease in net interest income. This more than offset the positive effects of a 15.5% improvement in noninterest income less a 1.6% increase in overhead costs for the quarter. As a result, the Company’s efficiency number increased to 78.3% during the quarterly period ended September 30, 2020, as compared to 75.8% during the same period in 2019. Comparing the first nine months of 2020 to the first nine months of 2019, average earning asset yields remained lower due to the reduction in market rates. This, combined with the $727 decrease in TAL fees, caused the Company’s net interest income to decrease by 8.5%. However, this was completely offset by a $3,169 increase in noninterest revenue, which was impacted by $2,000 in income from a litigation settlement and $643 in tax preparation fee income.  Furthermore, the severance package offering and the sale of two branch offices in December 2019 has helped to minimize the growth in salaries and employee benefit costs in 2020. As a result, the Company’s efficiency number decreased to 73.8% during the first nine months of September 30, 2020, as compared to 74.7% during the same period in 2019.

Provision for income taxes

The Company’s income tax provision decreased $81, or 19.6%, during the three months ended September 30, 2020, while also decreasing $117, or 10.6%, during the nine months ended September 30, 2020, as compared to the same periods in 2019.  The change in tax expense corresponded directly to the change in associated taxable income during 2020 and 2019.

Capital Resources

Federal regulators have classified and defined capital into the following components: (i) Tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (ii) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments which do not qualify as Tier 1 capital.

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

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of September 30, 2020, the Bank’s CBLR was 10.70%, and the Company’s CBLR was 11.74%.

Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. QCBOs will have until January 1, 2022 before the CBLR requirement will return to 9%.

Cash dividends paid by the Company were $3,016 during the first nine months of 2020.  The year-to-date dividends paid totaled $0.63 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $195,720, represented 17.2% of total assets at September 30, 2020. In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2020, the Bank could borrow an additional $109,189 from the FHLB, of which $80,000 could be used for short-term, cash management advances. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2020, this line had total availability of $58,804. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years for the consumer and real estate portfolio segment and five years for the commercial portfolio segment. The total loan portfolio’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

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

Consumer loans are comprised of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured. These loans typically have maturities of six years or less with repayment dependent on individual wages and income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. During the last several years, one of the most significant portions of the Company’s net loan charge-offs have been from consumer loans. Nevertheless, the Company has allocated the highest percentage of its allowance for loan losses as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances and inherent risk associated with such portfolios.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were not effective as of September 30, 2020, due to a material weakness described in Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”).

Changes in Internal Control over Financial Reporting

Based on the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, as described in our 2019 Form 10-K, management concluded that Ohio Valley did not maintain effective internal control over financial reporting as of December 31, 2019, due to the effectiveness of the Company’s control over appropriate monitoring of loans through the subsequent events period, including not timely evaluating information received after the fiscal year end that affected the appropriateness of loan grades and impairment classification used in the allowance for loan losses estimate. A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner. With regard to the material weakness, our remediation efforts began during the quarter ended March 31, 2020. We changed how certain controls are designed, performed and documented. Our credit administration department, in conjunction with an expanded group of the management team, have heightened the monitoring of troubled credits during the subsequent event period up and until the report filing date. This included training around timely identifying and communicating subsequent events and increasing the management staff involved with monitoring the control around subsequent events that may impact the assessment of loan grades or impairment valuations. We must now demonstrate the effectiveness of these changes with an appropriate amount of consistency and for a sufficient period of time to conclude that the control is functioning properly. There were no changes during the quarter ended September 30, 2020 in Ohio Valley’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting. We are also continually monitoring and assessing the impact, if any, that COVID-19 could have on the design and operating effectiveness of our internal controls.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2020.

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Exhibit Description

3.1
Amended Articles of Incorporation of Ohio Valley Banc Corp. [for SEC reporting compliance only not filed with the Ohio Secretary of State].  Incorporated herein by reference to Exhibit 3(a) of Registrant’s Annual Report on Form 10-K filed March 17, 2008 (File No. 000-20914).

3.2	Code of Regulations of Ohio Valley Banc Corp. Incorporated herein by reference to Exhibit 3(b) of Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 (File No. 000-20914).

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer): Filed herewith.

101.INS #	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	XBRL Taxonomy Extension Schema: Filed herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Filed herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Filed herewith. #

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Filed herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Filed herewith. #

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) Filed herewith #

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

OHIO VALLEY BANC CORP.

Date:	November 9, 2020	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	November 9, 2020	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer