Form 10-K
period 2020-12-31
OHIO VALLEY BANC CORP
filed 2021-03-24
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
YES ☑   NO ◻

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer □	Accelerated filer □
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company □

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES □   NO ☑

    Based on the closing sales price of $22.55 per share on June 30, 2020, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $97,451,268.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2021, was 4,787,446.

Documents Incorporated By Reference:

(1)	Portions of the 2020 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2021, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“OVBC Captive”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 94.3%, 94.2% and 92.9% of total consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2020, Ohio Valley’s consolidated assets approximated to $1,050,608,000, and total shareholders’ equity approximated to $136,324,000.

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

Information about the Company’s business segments is set forth in Note R to the Company’s Financial Statements located in Ohio Valley’s 2020 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has fifteen offices located in Ohio and West Virginia, all but one offer automatic teller machines (“ATMs”).  Eleven of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2020.

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

The Bank also offers Internet banking to its customers, allowing customers to check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks all from their own computer.  Customers may also pay bills online and can make payments to virtually any business or individual.  Furthermore, the Bank offers other financial management online services, such as cash management and news updates related to repossession auctions, current rates and general bank news.

In January 2020, the Bank began offering Tax Refund Advance Loans (“TALs”) to Loan Central tax customers.  A TAL represents a short-term loan offered by OVB to tax preparation customers of Loan Central.  Previously, Loan Central offered and originated tax refund anticipation loans that represented a large composition of its annual earnings.  However, new Ohio laws that became effective in April 2019 placed numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  As a result, Loan Central no longer offers the service to its tax preparation customers, but it is able to do so through the Bank.  After Loan Central prepares a customer’s tax return, the customer is offered the opportunity to have immediate access to a portion of the anticipated tax refund by entering into a TAL with the Bank.  As part of the process, the tax customer completes a loan application and authorizes the expected tax refund to be deposited with the Bank once it is issued by the IRS.  Once the Bank receives the tax refund, the refund is used to repay the TAL and Loan Central’s tax preparation fees, then the remainder of the refund is remitted to Loan Central’s tax customer.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2020 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2020.

Financial Information

 Financial information regarding the Company as of December 31, 2020 and 2019 and results of operations for the last three fiscal years are contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2020.

Lending Activities

The Company’s loan portfolio increased $75,890,000 to finish at $848,664,000 in 2020.  The increase in total loans was primarily due to originations of new loans occurring within the Company’s commercial loan portfolio.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2020, commercial loans increased $88,982,000, or 27.6%, while consumer loans decreased $8,317,000, or 5.9%, and residential real estate loans decreased $4,775,000, or 1.5%, as compared to 2019. Commercial loan growth was impacted by the originations of Paycheck Protection Program loans totaling $35,141,000 during 2020, of which, $27,933,000 were still outstanding at December 31, 2020. Consolidated interest and fee revenue from loans accounted for 74.99%, 76.94%, and 76.31% of total consolidated revenues in 2020, 2019 and 2018, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Commercial Loans

The Company’s commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans prior to approval. The Bank’s loan committee will review and approve all new commercial loan originations that exceed the loan officer group’s highest lending limit according to the following thresholds:  up to $750,000 unsecured, up to $3,000,000 secured, and up to $3,000,000 aggregate.  The  Executive Committee of the Bank’s Board of Directors will review and approve all new commercial loan originations up to the legal lending limit of the Bank.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of United States Government sponsored entity and mortgage-backed securities as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 4.68%, 5.51% and 5.48% of total consolidated revenues in 2020, 2019 and 2018, respectively.  The Company currently does not engage in trading account activity.

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

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006 by serving as a facilitator for the clearing of tax refunds for a single tax refund product provider.  An agreement between the Bank and the original provider required the Bank to process electronic refund checks ("ERCs") and electronic refund deposits ("ERDs") presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank, in turn, would receive a fee paid by the provider for each transaction that was processed by the Bank.  In 2015, the agreement between the Bank and the original provider, which had a term ending at December 31, 2019, was assumed by MetaBank.  MetaBank ceased utilizing the services of the Bank at the end of 2018. Due to the absence of tax processing activity, the Bank experienced a significant decline in ERC/ERD fee income in 2019 and 2020. On March 10, 2020, the Bank announced that it had entered into a new agreement with a third-party to process future electronic refund checks and deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds.  The new agreement provides that the Bank will process refunds for five tax seasons, beginning with the 2021 tax season and extending through the 2025 tax season.

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

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Ohio Valley as well as the Bank and Loan Central.  This summary is qualified in its entirety by reference to such statutes and regulations. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (“DIF”) and the banking system as a whole, and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF.  They also may restrict Ohio Valley’s abilty to repurchase its common shares or to receive dividends from the Bank and impose capital adequacy and liquidity requirements.

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

Holding Company Activities

Ohio Valley is a financial holding company, which permits it to engage in activities beyond those permitted for traditional bank holding companies.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 (“FDIA”) prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act of 1977, as amended (the “CRA”).  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Financial holding companies may engage in a wide variety of financial activities, including any activity that the Federal Reserve Board and the Treasury Department consider financial in nature or incidental to financial activities, and any activity that the Federal Reserve Board determines complementary to a financial activity and which does not pose a substantial safety and soundness risk.  These activities include securities underwriting, dealing, and market making activities, sponsoring mutual funds and investment companies, insurance and underwriting activities and merchant banking activities.  Because it has authority to engage in a broad array of financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve Board, such as the SEC and state insurance regulators.

If a financial holding company or a subsidiary bank fails to meet the requirements for the holding company to remain a financial holding company, the financial holding company must enter into a written agreement with the Federal Reserve Board within 45 days to comply with all applicable capital and management requirements.  Until the Federal Reserve Board determines that the holding company and its subsidiary banks meet the requirements, the Federal Reserve Board may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve Board finds to be appropriate or consistent with federal banking laws.  If the deficiencies are not corrected within 180 days, the financial holding company may be required to divest ownership or control of all banking subsidiaries.  If restrictions are imposed on the activities of the holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020

In response to the novel COVID-19 pandemic (“COVID-19”), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Ohio Valley and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over Ohio Valley and the Bank. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act (the “CAA”) was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of the current expected credit loss (“CECL”) model (accounting standard), which is described below. Ohio Valley is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the Federal Reserve Board, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the Federal Reserve Board established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the Federal Reserve Board extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, which repealed or modified  certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”), and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion).  Bank holding companies with consolidated assets of less than $100 billion, including Ohio Valley, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Ohio Valley, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

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

The Bank’s deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the FDIA and certain regulations of the FDIC.

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
On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.
Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Ohio Valley’s financial condition or results of operations on a consolidated basis in 2020.
Capital Requirements

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted.  The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of a Federal Reserve Bank.  The Office of the Comptroller of the Currency (“OCC”) and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Capital rules applicable to smaller banking organizations (the “Basel III Capital Rules”), which also implement certain of the provisions of the Dodd-Frank Act, became effective commencing on January 1, 2015.  Compliance with the new minimum capital requirements was required effective January 1, 2015, while a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015, through January 1, 2019.

The rules include (i) a minimum common equity tier 1 capital ratio of 4.5%, (ii) a minimum tier 1 capital ratio of 6.0%, (iii) a minimum total risk-based capital ratio of 8.0%, and (iv) a minimum tier 1 leverage ratio of 4.0%.

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

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under CECL.  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  At December 31, 2020, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2020, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.  The DRR reached 1.35% on September 30, 2018.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%.  On June 30, 2019, the DRR reached 1.40%, and the FDIC applied small bank assessment credits to quarterly assessment invoices, beginning with the second quarter assessment payable in September 2019. In addition, the FDIC announced that such credits would continue to be applied as long as the DRR is at least 1.35%, instead of 1.38%, as was originally announced.

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

Employees

As of December 31, 2020, Ohio Valley and its subsidiaries had approximately 270 employees and officers and 264 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2020 Annual Report to Shareholders, which are incorporated herein by reference.

I.            DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2020, 2019 and 2018 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2020 and 2019 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

II.        INVESTMENT PORTFOLIO

A.	Types of Securities - Total securities on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2020	2019	2018
Securities Available for Sale
U.S. Government sponsored entity securities	$18,153	$16,736	$16,630
Agency mortgage-backed securities, residential	94,169	88,582	85,534
Total securities available for sale	$112,322	$105,318	$102,164
Securities Held to Maturity
Obligations of states of the U.S. and
political subdivisions	$10,018	$12,031	$15,813
Agency mortgage-backed securities, residential	2	2	3
Total securities held to maturity	$10,020	$12,033	$15,816

B.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

C.	Excluding obligations of the United States Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

III. LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31:

(dollars in thousands)	2020	2019	2018	2017	2016

Residential real estate	$305,478	$310,253	$304,079	$309,163	$286,022
Commercial real estate	253,449	222,136	216,360	213,446	214,007
Commercial and industrial	157,692	100,023	113,243	107,089	100,589
Consumer	132,045	140,362	143,370	139,621	134,283
	$848,664	$772,774	$777,052	$769,319	$734,901

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

C.	1.	Risk Elements - Gross interest income that would have been recorded on loans that were classified as nonaccrual or troubled debt restructurings if the loans had been in accordance with their original terms is estimated to be $781,000, $1,268,000 and $1,173,000 for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. The amount of interest income that was included in net income recorded on such loans was $502,000, $987,000 and $908,000 for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. Additional information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Summary of Nonperforming, Past Due and Restructured Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

2.
Potential Problem Loans - At December 31, 2020 and 2019, there were no loans that are not already included in “Table V - Summary of Nonperforming, Past Due and Restructured Loans” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders, for which management has some doubt as to the borrower’s ability to comply with the present repayment terms.  These loans and their loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings - There were no foreign outstandings at December 31, 2020, 2019 or 2018.

4.
Loan Concentrations - As of December 31, 2020 and 2019, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. above.  Also refer to the Consolidated Financial Statements regarding concentrations of credit risk found within “Note A-Summary of Significant Accounting Policies” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, located in Ohio Valley’s 2020 Annual Report to Shareholders which is incorporated herein by reference.

D.	Other Interest-Bearing Assets - As of December 31, 2020 and 2019, there were no other interest-bearing assets that would be required to be disclosed under Item III.C. if such assets were loans

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses for the fiscal years ended December 31:

(dollars in thousands)	2020	2019	2018	2017	2016

Balance, beginning of year	$6,272	$6,728	$7,499	$7,699	$6,648
Loans charged off:
Residential real estate	340	1,060	874	745	384
Commercial real estate	559	602	4	1,067	63
Commercial and industrial	185	1,513	208	627	586
Consumer	1,949	1,917	2,514	1,642	2,170
Total loans charged off	3,033	5,092	3,600	4,081	3,203

Recoveries of loans:
Residential real estate	157	629	215	260	299
Commercial real estate	116	2,089	523	362	132
Commercial and industrial	71	90	327	86	16
Consumer	597	828	725	609	981
Total recoveries of loans	941	3,636	1,790	1,317	1,428

Net loan charge-offs	(2,092)	(1,456)	(1,810)	(2,764)	(1,775)
Provision charged to operations	2,980	1,000	1,039	2,564	2,826
Balance, end of year	$7,160	$6,272	$6,728	$7,499	$7,699
Ratio of net charge-offs to average loans outstanding	.26%	.19%	.23%	.37%	.28%
Ratio of allowance for loan losses to
non-performing assets	102.64%	59.29%	66.13%	62.39%	67.43%

Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Loan Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

B.
Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table IV - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

V. DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

C.&E.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2020, 2019, or 2018.

D.	Schedule of Maturities - The following table provides a summary of total time deposits of $100,000 or greater by remaining maturities for the fiscal year ended December 31, 2020 and 2019:

December 31, 2020		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$25,514	$27,267	$32,218	$44,264

December 31, 2019		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total time deposits of $100,000 or greater	$19,207	$14,556	$33,942	$56,663

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated herein by reference to the information appearing under the caption “Table IX - Key Ratios” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

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
Forward-looking statements speak only as of the date on which they are made.  Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.  All subsequent written and oral forward-looking statements attributable to Ohio Valley or any person acting on our behalf are qualified in their entirety by the following cautionary statements.
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

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a United States withdrawal from a significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase, and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments have resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

 The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, otherwise known as the Secured Overnight Financing Rate ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020.

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

Risks Related to Our Business

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition, liquidity, cash flows, and results of operations.

COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As of December 31, 2020, the Bank holds and services PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. The Bank has credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which the Bank originates, funds or services loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19 has also caused us to modify our business practices, including employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19 or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	if high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•
as the result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession. Our business could be materially and adversely affected by such recession.  To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

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

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  In October 2019, FASB announced it would delay the effective date of CECL for smaller companies, such as Ohio Valley, until fiscal years beginning after December 15, 2022.   Upon adoption of CECL, credit loss allowances may increase, which will decrease retained earnings and regulatory capital.  The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns twelve financial service centers located in Gallipolis and Rio Grande (Gallia Co.), Jackson, Oak Hill and Wellston (Jackson Co.), and Waverly (Pike Co.) in Ohio; and Point Pleasant and Mason (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia. The Bank leases three additional financial service centers located in Gallipolis (Gallia Co.) and Athens (Athens Co.) in Ohio. The Bank also owns and operates thirty-five ATMs, including twenty off-site ATMs.  Furthermore, the Bank owns four facilities in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.) in Ohio which is leased to a third party.

Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point (Lawrence Co.), Wheelersburg (Scioto Co.) and Chillicothe (Ross Co.), all in Ohio.  All of these facilities are leased by Loan Central, except for the Gallipolis (Gallia Co.), Jackson (Jackson Co.) and Wheelersburg (Scioto Co.) facilities.  Loan Central leases a portion of its Gallipolis (Gallia Co.) and Wheelersburg (Scioto Co.) facilities to third parties.

Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank and Loan Centrals’ leased facilities are all subject to commercially standard leasing arrangements.

Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” and “Note E – Leases” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2020, located in Ohio Valley’s 2020 Annual Report to Shareholders.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. The Company is not currently involved in any material legal proceedings outside the ordinary course of the Company’s business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,165 shareholders as of February 28, 2021.  The information required under this Item 5 by Item 201(d) of SEC Regulation S-K is incorporated herein by reference to the information presented under “Note J - Subordinated Debentures and Trust Preferred Securities” and “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2020 located in Ohio Valley’s 2020 Annual Report to Shareholders.

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2020.

Ohio Valley did not purchase any of its shares during the three months ended December 31, 2020.

ITEM 6 - SELECTED FINANCIAL DATA

The information required under this Item 6 by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Selected Financial Data” located in Ohio Valley’s 2020 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2020 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2020 Annual Report to Shareholders.  The supplementary data located under the captions “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2020 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2020 in ensuring that the information required to be disclosed by Ohio Valley in the reports that Ohio Valley files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2020 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2020 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

As described in our 2019 Form 10-K, management concluded that Ohio Valley did not maintain effective internal control over financial reporting as of December 31, 2019, due to the ineffectiveness of the Company’s control over appropriate monitoring of loans through the subsequent events period, including not timely evaluating information received after the fiscal year end that affected the appropriateness of loan grades and impairment classification used in the allowance for loan losses estimate. A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner. With regard to the material weakness, our remediation efforts began during the quarter ended March 31, 2020. We changed how certain controls are designed, performed and documented. Our credit administration department, in conjunction with an expanded group of the management team, have heightened the monitoring of troubled credits during the subsequent event period up and until the report filing date. This included training around timely identifying and communicating subsequent events and increasing the management staff involved with monitoring the control around subsequent events that may impact the assessment of loan grades or impairment valuations. During the fourth quarter of 2020, management successfully completed testing necessary to conclude the material weakness had been remediated.

There were no changes in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during Ohio Valley's fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 19, 2021 (the “2021 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” and “Compensation of Executive Officers and Directors” of the 2021 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Compensation of Executive Officers and Directors” and “Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2021 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2021 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2021 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2021 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2020 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:
Consolidated Statements of Condition as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

 (2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

 (3) Exhibits

Reference is made to the Exhibit Index beginning on page 37 of this Form 10-K.

ITEM 16 – FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Exhibit Description

3.1
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State]:  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 (File No. 000-20914).

3.2	Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-20914).

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

4.2	Description of Registered Securities: Incorporated herein by reference to Exhibit 4.2 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 000-20914).

10.1*
The Ohio Valley Bank Company Executive Group Life Split Dollar Plan Agreement, dated December 31, 2011, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2015 (File No. 000-20914).

10.2*
Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar Agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.:  Filed herewith.

10.3(a)*	The Ohio Valley Bank Company Third Amended and Restated Director Retirement Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company: Filed herewith.

10.3(b)*
Schedule A to Exhibit 10.3(a) identifying other identical Third Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

10.4*
The Ohio Valley Bank Company Salary Continuation Agreement, dated January 26, 2016, by and between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.4 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (File No. 000-20914).

10.4(a)*	Schedule A to Exhibit 10.4 identifying other identical Salary Continuation Agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.: Filed herewith.

Exhibit Number	Exhibit Description

10.6(a)*
The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(a) to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.6(b)*
Schedule A to Exhibit 10.6(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.6(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2018 (File No. 000-20914).

10.7(a)*	The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company: Filed herewith.

10.7(b)*
First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (File No. 000-20914).

10.7(c)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016, between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (File No. 000-20914).

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

10.10*
The Ohio Valley Bank Company Supplemental Executive Retirement Plan agreement, dated March 6, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company; Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on March 9, 2012 (File No. 000-20914).

Exhibit Number	Exhibit Description

10.11*
The Ohio Valley Bank Company Fourth Amended and Restated Director Retirement Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.11 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.12*
Schedule A to Exhibit 10.11 identifying other identical Fourth Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.12 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.13*
The Ohio Valley Bank Company Third Amended and Restated Director Deferred Fee Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.13 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.14*
Schedule A to Exhibit 10.13 identifying other identical Third Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.14 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.15*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.15 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (File No. 000-20914).

10.16*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.16 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (File No. 000-20914).

10.17*
2016 Determination of Director’s Fees Agreement for purposes of the Director Deferred Fee Agreements for Directors Thomas, Howe, Wiseman, Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.17 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (File No. 000-20914).

10.19*	2016 Determination of Director’s Fees Agreement for purposes of the Director Retirement Agreement for Directors Thomas, Howe, and Wiseman: Filed herewith.

Exhibit Number	Exhibit Description

10.21*
2016 Determination of Director’s Fees Agreement for purposes of the Director Retirement Agreement for Directors Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.21 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (File No. 000-20914).

10.22*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.22 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (File No. 000-20914).

10.22(a)*
Schedule A to Exhibit 10.22 identifying other Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.22(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 000-20914).

10.23*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.24 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (File No. 000-20914).

10.23(a)*
Schedule A to Exhibit 10.24 identifying other Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.24(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (File No. 000-20914).

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2020:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 24, 2021	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2021 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Thomas E. Wiseman	Chief Executive Officer
Thomas E. Wiseman	(principal executive officer) and Director

/s/Scott W. Shockey	Senior Vice President and Chief
Scott W. Shockey	Financial Officer (principal financial officer and principal accounting officer)

/s/Larry E. Miller	Director
Larry E. Miller

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Harold A. Howe	Director
Harold A. Howe

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Edward J. Robbins	Director
Edward J. Robbins