Form 10-Q
period 2021-03-31
OHIO VALLEY BANC CORP
filed 2021-05-10
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of common shares of the registrant outstanding as of May 7, 2021 was 4,787,446.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020

ASSETS
Cash and noninterest-bearing deposits with banks	$15,884	$14,989
Interest-bearing deposits with banks	160,536	123,314
Total cash and cash equivalents	176,420	138,303

Certificates of deposit in financial institutions	2,255	2,500
Securities available for sale	126,394	112,322
Securities held to maturity (estimated fair value: 2021 - $11,376; 2020 - $10,344)	11,137	10,020
Restricted investments in bank stocks	7,506	7,506

Total loans	831,050	848,664
Less: Allowance for loan losses	(6,887)	(7,160)
Net loans	824,163	841,504

Premises and equipment, net	21,127	21,312
Premises and equipment held for sale, net	633	637
Other real estate owned, net	—	49
Accrued interest receivable	3,257	3,319
Goodwill	7,319	7,319
Other intangible assets, net	99	112
Bank owned life insurance and annuity assets	36,247	35,999
Operating lease right-of-use asset, net	1,133	880
Other assets	7,494	5,150
Total assets	$1,225,184	$1,186,932

LIABILITIES
Noninterest-bearing deposits	$327,976	$314,777
Interest-bearing deposits	704,652	678,962
Total deposits	1,032,628	993,739

Other borrowed funds	26,691	27,863
Subordinated debentures	8,500	8,500
Operating lease liability	1,133	880
Accrued liabilities	18,492	19,626
Total liabilities	1,087,444	1,050,608

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 5,447,185 shares issued)	5,447	5,447
Additional paid-in capital	51,165	51,165
Retained earnings	95,514	92,988
Accumulated other comprehensive income	1,326	2,436
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	137,740	136,324
Total liabilities and shareholders’ equity	$1,225,184	$1,186,932

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2021	2020

Interest and dividend income:
Loans, including fees	$10,565	$10,873
Securities
Taxable	405	597
Tax exempt	59	73
Dividends	59	66
Interest-bearing deposits with banks	28	162
Other Interest	10	14
	11,126	11,785

Interest expense:
Deposits	883	1,509
Other borrowed funds	155	200
Subordinated debentures	40	72
	1,078	1,781
Net interest income	10,048	10,004
Provision for loan losses	(52)	3,846
Net interest income after provision for loan losses	10,100	6,158

Noninterest income:
Service charges on deposit accounts	405	493
Trust fees	72	68
Income from bank owned life insurance and annuity assets	248	217
Mortgage banking income	179	90
Electronic refund check / deposit fees	540	—
Debit / credit card interchange income	1,050	943
Gain (loss) on other real estate owned	1	(101)
Tax preparation fees	694	615
Litigation settlement	—	2,000
Other	150	117
	3,339	4,442
Noninterest expense:
Salaries and employee benefits	5,270	5,455
Occupancy	467	432
Furniture and equipment	296	262
Professional fees	430	598
Marketing expense	268	268
FDIC insurance	79	—
Data processing	575	599
Software	449	381
Foreclosed assets	14	43
Amortization of intangibles	13	17
Other	1,326	1,464
	9,187	9,519

Income before income taxes	4,252	1,081
Provision for income taxes	721	79

NET INCOME	$3,531	$1,002

Earnings per share	$0.74	$0.21

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2021	2020

Net Income	$3,531	$1,002

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(1,404)	2,937
Related tax (expense) benefit	294	(617)
Total other comprehensive income (loss), net of tax	(1,110)	2,320

Total comprehensive income	$2,421	$3,322

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2021	$5,447	$51,165	$92,988	$2,436	$(15,712)	$136,324
Net income	—	—	3,531	—	—	3,531
Other comprehensive loss, net	—	—	—	(1,110)	—	(1,110)
Cash dividends, $0.21 per share	—	—	(1,005)	—	—	(1,005)
Balance at March 31, 2021	$5,447	$51,165	$95,514	$1,326	$(15,712)	$137,740

Balance at January 1, 2020	$5,447	$51,165	$86,751	$528	$(15,712)	$128,179
Net income	—	—	1,002	-	—	1,002
Other comprehensive income, net	—	—	—	2,320	—	2,320
Cash dividends, $0.21 per share	—	—	(1,005)	—	—	(1,005)
Balance at March 31, 2020	$5,447	$51,165	$86,748	$2,848	$(15,712)	$130,496

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2021	2020

Net cash provided by operating activities:	$685	$1,819

Investing activities:
Proceeds from maturities of securities available for sale	14,753	6,310
Purchases of securities available for sale	(30,421)	(10,287)
Proceeds from maturities of securities held to maturity	216	215
Purchase of securities held to maturity	(1,341)	-
Proceeds from maturities of certificates of deposit in financial institutions	245	—
Net change in loans	17,402	(3,720)
Proceeds from sale of other real estate owned	49	147
Purchases of premises and equipment	(183)	(2,049)
Net cash (used in) investing activities	720	(9,384)

Financing activities:
Change in deposits	38,889	24,417
Cash dividends	(1,005)	(1,005)
Repayment of Federal Home Loan Bank borrowings	(1,172)	(1,383)
Change in other long-term borrowings	—	(149)
Net cash provided by financing activities	36,712	21,880

Change in cash and cash equivalents	38,117	14,315
Cash and cash equivalents at beginning of period	138,303	52,356
Cash and cash equivalents at end of period	$176,420	$66,671

Supplemental disclosure:
Cash paid for interest	$1,296	$1,805
Transfers from loans to other real estate owned	—	33
Operating lease liability arising from obtaining right-of-use asset	462	—

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2021, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2021.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2020 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2020 have been reclassified to conform to the presentation for 2021.  These reclassifications had no effect on net income or shareholders’ equity.

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

The continued financial impact of COVID-19 depends largely on the actions taken by governmental authorities and other third parties. In addition, COVID-19 may continue to adversely impact several industries within our geographic footprint for some time and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, liquidity, financial condition, and results of operations. These effects may include:

●
Increased provision for loan losses. Continued uncertainty regarding the severity and duration of COVID-19 and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen and that loan charge-offs could increase. The Company is actively participating in the Paycheck Protection Program (“PPP”) by providing loans to small businesses negatively impacted by COVID-19. PPP loans are fully guaranteed by the U.S. government, and if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

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

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on an accrual basis using the interest method and includes amortization of net deferred loan fees and costs over the loan term using the level yield method without anticipating prepayments.  The amount of the Company’s recorded investment is not materially different than the amount of unpaid principal balance for loans.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Interest income is discontinued and the loan moved to non-accrual status when full loan repayment is in doubt, typically when the loan is impaired or payments are past due 90 days or over unless the loan is well-secured or in process of collection. Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days or over and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis method until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank also originates long-term, fixed-rate mortgage loans, with full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value.  As of March 31, 2021, there were $275 in loans held for sale by the Bank, as compared to $70 in loans held for sale at December 31, 2020.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years for the consumer and real estate portfolio segment and 5 years for the commercial portfolio segment. The total loan portfolio’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  Commercial and Industrial, Commercial Real Estate, Residential Real Estate, and Consumer.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Commercial real estate consists of nonfarm, nonresidential loans secured by owner-occupied and nonowner-occupied commercial real estate as well as commercial construction loans.  An owner-occupied loan relates to a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property.  Owner-occupied loans that are dependent on cash flows  from operations  can  be adversely  affected  by current  market conditions  for their   product or service.  A nonowner- occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property.  Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged.  Commercial construction loans consist of borrowings to purchase and develop raw land into 1-4 family residential properties.  Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements.  Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion.  Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by the Company.

Residential real estate loans consist of loans to individuals for the purchase of 1-4 family primary residences with repayment primarily through wage or other income sources of the individual borrower.  The Company’s loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

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

At March 31, 2021, there were no changes to the accounting policies or methodologies within any of the Company’s loan portfolio segments from the prior period.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,787,446 for both the three months ended March 31, 2021 and 2020, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to replace the current “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model.  These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. A CECL steering committee has developed a CECL model and is evaluating the source data, various credit loss methodologies and model results in relation to the new ASU guidance.  Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.  Management expects the adoption will result in a material increase to the allowance for loan losses balance.  For SEC filers who are smaller reporting companies, such as the Company, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

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

On an as-needed basis, the Company reviews the fair value of collateral, taking into consideration current market data, as well as all selling costs, which typically amount to approximately 10% of the fair value of such collateral.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	—	$5,166	—
U.S. Government sponsored entity securities	—	22,822	—
Agency mortgage-backed securities, residential	—	98,406	—
Interest rate swap derivatives	—	765	—

Liabilities:
Interest rate swap derivatives	—	(765)	—

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	—	$18,153	—
Agency mortgage-backed securities, residential	—	94,169	—
Interest rate swap derivatives	—	928	—

Liabilities:
Interest rate swap derivatives	—	(928)	—

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2020. Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2021, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate:
Owner-occupied	—	—	$2,097
Commercial and Industrial	—	—	244

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
At March 31, 2021, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $2,431, with a corresponding valuation allowance of $90, resulting in an increase of $90 in provision expense during the three months ended March 31, 2021, with no corresponding charge-offs recognized.  This is compared to an increase of $854 in provision expense during the three months ended March 31, 2020.  At December 31, 2020, the Company had no recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans and, therefore, recorded no impact to provision expense during the year ended December 31, 2020.

There was no other real estate owned that was measured at fair value less costs to sell at March 31, 2021 and December 31, 2020. There were no corresponding write downs during the three months ended March 31, 2021 and 2020.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2021

March 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans:		1		1
Commercial real estate:
Owner-occupied	$2,097	Sales approach	Adjustment to comparables	5% to 35%	20.8%
Commercial and industrial	944	Sales approach	Adjustment to comparables	20% to 33%	23.4%

The carrying amounts and estimated fair values of financial instruments at March 31, 2021 and December 31, 2020 are as follows:

	Carrying	Fair Value Measurements at March 31, 2021 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$176,420	$176,420	$—	$—	$176,420
Certificates of deposit in financial institutions	2,255	—	2,255	—	2,255
Securities available for sale	126,394	—	126,394	—	126,394
Securities held to maturity	11,137	—	6,270	5,106	11,376
Loans, net	824,163	—	—	821,177	821,177
Interest rate swap derivatives	765	—	765	—	765
Accrued interest receivable	3,257	—	343	2,914	3,257

Financial liabilities:
Deposits	1,032,628	327,976	706,080	—	1,034,056
Other borrowed funds	26,691	—	27,925	—	27,925
Subordinated debentures	8,500	—	5,548	—	5,548
Interest rate swap derivatives	765	—	765	—	765
Accrued interest payable	882	1	881	—	882

	Carrying	Fair Value Measurements at December 31, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$138,303	$138,303	$—	$—	$138,303
Certificates of deposit in financial institutions	2,500	—	2,500	—	2,500
Securities available for sale	112,322	—	112,322	—	112,322
Securities held to maturity	10,020	—	4,989	5,355	10,344
Loans, net	841,504	—	—	837,387	837,387
Interest rate swap derivatives	928	—	928	—	928
Accrued interest receivable	3,319	—	283	3,036	3,319

Financial liabilities:
Deposits	993,739	314,777	680,904	—	995,681
Other borrowed funds	27,863	—	29,807	—	29,807
Subordinated debentures	8,500	—	5,556	—	5,556
Interest rate swap derivatives	928	—	928	—	928
Accrued interest payable	1,100	1	1,099	—	1,100

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
U.S. Government securities	$5,173	$—	$(7)	$5,166
U.S. Government sponsored entity securities	22,808	241	(227)	22,822
Agency mortgage-backed securities, residential	96,734	2,150	(478)	98,406
Total securities	$124,715	$2,391	$(712)	$126,394

December 31, 2020
U.S. Government sponsored entity securities	$17,814	$339	$—	$18,153
Agency mortgage-backed securities, residential	91,425	2,748	(4)	94,169
Total securities	$109,239	$3,087	$(4)	$112,322

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2021
Obligations of states and political subdivisions	$11,135	$275	$(36)	$11,374
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$11,137	$275	$(36)	$11,376

December 31, 2020
Obligations of states and political subdivisions	$10,018	$324	$—	$10,342
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$10,020	$324	$-	$10,344

The amortized cost and estimated fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

NOTE 3 – SECURITIES (Continued)
	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$2,422	$2,467
Due in over one to five years	10,308	10,507	3,492	3,609
Due in over five to ten years	17,673	17,481	4,894	4,981
Due after ten years	—	—	327	317
Agency mortgage-backed securities, residential	96,734	98,406	2	2
Total debt securities	$124,715	$126,394	$11,137	$11,376

The following table summarizes securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$5,166	$(7)	$—	$—	$5,166	$(7)
U.S. Government sponsored entity securities	14,771	(227)	—	—	14,771	(227)
Agency mortgage-backed
securities, residential	33,641	(478)	—	—	33,641	(478)
Total available for sale	$53,578	$(712)	$—	$—	$53,578	$(712)

December 31, 2020	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backedsecurities, residential	$14,517	$(4)	$—	$—	$14,517	$(4)
Total available for sale	$14,517	$(4)	$—	$—	$14,517	$(4)

NOTE 3 – SECURITIES (Continued)
March 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$2,023	$(36)	$—	$—	$2,023	$(36)
Total held to maturity	$2,023	$(36)	$—	$—	$2,023	$(36)

There were no sales of investment securities during the three months ended March 31, 2021 or 2020. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of March 31, 2021, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2021 and December 31, 2020 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

	March 31, 2021	December 31, 2020

Residential real estate	$290,587	$305,478
Commercial real estate:
Owner-occupied	54,228	51,863
Nonowner-occupied	159,262	164,523
Construction	37,656	37,063
Commercial and industrial	159,716	157,692
Consumer:
Automobile	53,475	55,241
Home equity	20,608	19,993
Other	55,518	56,811
	831,050	848,664
Less: Allowance for loan losses	(6,887)	(7,160)

Loans, net	$824,163	$841,504

Commercial and industrial loans include $25,829 of loans originated under the PPP at March 31, 2021 compared to $27,933 at December 31, 2020. These loans are guaranteed by the SBA.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020:

March 31, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,480	$2,431	$1,776	$1,473	$7,160
Provision for loan losses	(116)	(102)	52	114	(52)
Loans charged off	(1)	(10)	(71)	(359)	(441)
Recoveries	14	27	34	145	220
Total ending allowance balance	$1,377	$2,346	$1,791	$1,373	$6,887

March 31, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$1,928	$1,447	$1,647	$6,272
Provision for loan losses	926	1,572	624	724	3,846
Loans charged-off	(198)	(516)	(33)	(889)	(1,636)
Recoveries	24	44	7	172	247
Total ending allowance balance	$2,002	$3,028	$2,045	$1,654	$8,729

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2021 and December 31, 2020:

March 31, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$8	$32	$50	$90
Collectively evaluated for impairment	1,377	2,338	1,759	1,323	6,797
Total ending allowance balance	$1,377	$2,346	$1,791	$1,373	$6,887

Loans:
Loans individually evaluated for impairment	$205	$5,606	$3,311	$83	$9,205
Loans collectively evaluated for impairment	290,382	245,540	156,405	129,518	821,845
Total ending loans balance	$290,587	$251,146	$159,716	$129,601	$831,050

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,480	2,431	1,776	1,473	7,160
Total ending allowance balance	$1,480	$2,431	$1,776	$1,473	$7,160

Loans:
Loans individually evaluated for impairment	$411	$5,845	$4,686	$84	$11,026
Loans collectively evaluated for impairment	305,067	247,604	153,006	131,961	837,638
Total ending loans balance	$305,478	$253,449	$157,692	$132,045	$848,664

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,105	$2,105	$8
Commercial and industrial	276	276	32
Consumer:
Other	50	50	50
With no related allowance recorded:
Residential real estate	215	205	—
Commercial real estate:
Owner-occupied	3,112	3,112	—
Nonowner-occupied	389	389	—
Commercial and industrial	3,035	3,035	—
Consumer:
Home equity	33	33	—
Total	$9,215	$9,205	$90

December 31, 2020	Unpaid Principal Balance		Recorded Investment		Allowance for Loan Losses Allocated
With an allowance recorded:	$	----	$	----	$	---
With no related allowance recorded:
Residential real estate		418		411		—
Commercial real estate:
Owner-occupied		5,256		5,256		—
Nonowner-occupied		632		589		—
Commercial and industrial		4,686		4,686		—
Consumer:
Home equity		34		34		—
Other		50		50		—
Total		$11,076		$11,026		$—

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,109	$43	$43
Commercial and industrial	281	4	4
Consumer:
Other	50	1	1
With no related allowance recorded:
Residential real estate	207	3	3
Commercial real estate:
Owner-occupied	3,128	34	34
Nonowner-occupied	389	7	7
Commercial and industrial	3,718	47	47
Consumer:
Home equity	33	1	1
Total	$9,915	$140	$140

	Three months ended March 31, 2020
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$875	$9	$9
Commercial and industrial	611	7	7
With no related allowance recorded:
Residential real estate	433	4	4
Commercial real estate:
Owner-occupied	2,754	48	48
Nonowner-occupied	1,033	11	11
Commercial and industrial	4,279	66	66
Consumer:
Home equity	385	5	5
Total	$10,370	$150	$150

The recorded investment of a loan is its carrying value excluding accrued interest and deferred loan fees.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2021, there were no other real estate owned for residential real estate properties, as compared to $43 at December 31, 2020. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $693 and $1,097 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$39	$4,828
Commercial real estate:
Owner-occupied	—	457
Nonowner-occupied	—	162
Construction	—	153
Commercial and industrial	—	149
Consumer:
Automobile	59	55
Home equity	—	160
Other	42	26
Total	$140	$5,990

December 31, 2020	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$127	$5,256
Commercial real estate:
Owner-occupied	—	205
Nonowner-occupied	—	362
Construction	—	156
Commercial and industrial	15	149
Consumer:
Automobile	146	129
Home equity	—	210
Other	136	36
Total	$424	$6,503

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,123	$506	$965	$3,594	$286,993	$290,587
Commercial real estate:
Owner-occupied	292	923	445	1,660	52,568	54,228
Nonowner-occupied	2,098	—	162	2,260	157,002	159,262
Construction	-	29	82	111	37,545	37,656
Commercial and industrial	140	-	149	289	159,427	159,716
Consumer:
Automobile	451	80	99	630	52,845	53,475
Home equity	61	127	138	326	20,282	20,608
Other	161	71	61	293	55,225	55,518
Total	$5,326	$1,736	$2,101	$9,163	$821,887	$831,050

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,845	$496	$1,663	$5,004	$300,474	$305,478
Commercial real estate:
Owner-occupied	470	1,003	193	1,666	50,197	51,863
Nonowner-occupied	94	—	362	456	164,067	164,523
Construction	—	82	—	82	36,981	37,063
Commercial and industrial	1,112	11	164	1,287	156,405	157,692
Consumer:
Automobile	831	131	258	1,220	54,021	55,241
Home equity	204	81	113	398	19,595	19,993
Other	446	76	172	694	56,117	56,811
Total	$6,002	$1,880	$2,925	$10,807	$837,857	$848,664

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the types of TDR loan modifications by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs

Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$1,479	$—	$1,479
Maturity extension at lower stated rate than market rate	329	—	329
Credit extension at lower stated rate than market rate	381	—	381
Nonowner-occupied
Credit extension at lower stated rate than market rate	389	—	389
Commercial and industrial:
Interest only payments	3,035	—	3,035

Total TDRs	$5,613	$—	$5,613

December 31, 2020	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
Interest only payments	$202	$—	$202
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	1,486	—	1,486
Maturity extension at lower stated rate than market rate	351	—	351
Credit extension at lower stated rate than market rate	384	—	384
Nonowner-occupied
Credit extension at lower stated rate than market rate	390	—	390
Commercial and industrial:
Interest only payments	4,400	—	4,400

Total TDRs	$7,213	$—	$7,213

The Company had no specific allocations in reserves to customers whose loan terms have been modified in TDRs at March 31, 2021 and December 31, 2020.  At March 31, 2021, the Company had $2,465 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $1,100 at December 31, 2020.

There were no TDR loan modifications that occurred during the three months ended March 31, 2021 and 2020 that impacted provision expense or the allowance for loan losses.

The Company had no TDRs that occurred during the three months ended March 31, 2021 and 2020 that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and provided guidance on the modification of loans as a result of COVID-19, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they are less than 30 days past due on their contractual payments at the time of modification.  As of March 31, 2021, the Company had modified 783 loans related to COVID-19 with an outstanding loan balance of $147,985 that were not reported as TDRs.  As of March 31, 2021, the Company had 56 modified loans that were still in active deferral related to COVID-19 with an outstanding loan balance of $2,395 that were not reported as TDRs in the tables presented above.

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

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention.  Loans classified as "special mention" indicate considerable risk due to deterioration of repayment (in the earliest stages) due to potential weak primary repayment source, or payment delinquency.  These loans will be under constant supervision, are not classified and do not expose the institution to sufficient risks to warrant classification.  These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies.  These loans are considered bankable assets with no apparent loss of principal or interest envisioned.  The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted.  Credits that are defined as a TDR should be graded no higher than special mention until they have been reported as performing over one year after restructuring.

The Company uses the following definitions for its classified loan risk ratings:

Substandard.  Loans classified as "substandard" represent very high risk, serious delinquency, nonaccrual, or unacceptable credit. Repayment through the primary source of repayment is in jeopardy due to the existence of one or more well-defined weaknesses, and the collateral pledged may inadequately protect collection of the loans. Loss of principal is not likely if weaknesses are corrected, although financial statements normally reveal significant weakness. Loans are still considered collectible, although loss of principal is more likely than with special mention loans. Collateral liquidation is considered likely to satisfy debt.

Doubtful.  Loans classified as "doubtful" display a high probability of loss, although the amount of actual loss at the time of classification is undetermined. This classification should be temporary until such time that actual loss can be identified, or improvements are made to reduce the seriousness of the classification. These loans exhibit all substandard characteristics with the addition that weaknesses make collection or liquidation in full highly questionable and improbable. This classification consists of loans where the possibility of loss is high after collateral liquidation based upon existing facts, market conditions, and value. Loss is deferred until certain important and reasonable specific pending factors that may strengthen the credit can be more accurately determined. These factors may include proposed acquisitions, liquidation procedures, capital injection, receipt of additional collateral, mergers, or refinancing plans. A doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded substandard.

Loss.  Loans classified as "loss" are considered uncollectible and are of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the credit has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset yielding such a minimum value even though partial recovery may be affected in the future.  Amounts classified as loss should be promptly charged off.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2021	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$48,758	$655	$4,815	$54,228
Nonowner-occupied	155,258	3,635	369	159,262
Construction	37,574	—	82	37,656
Commercial and industrial	154,244	2,012	3,460	159,716
Total	$395,834	$6,302	$8,726	$410,862

December 31, 2020	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$46,604	$669	$4,590	$51,863
Nonowner-occupied	160,324	3,629	570	164,523
Construction	37,063	—	—	37,063
Commercial and industrial	150,786	2,064	4,842	157,692
Total	$394,777	$6,362	$10,002	$411,141

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2021 and December 31, 2020:

March 31, 2021	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$53,361	$20,448	$55,450	$285,720	$414,979
Nonperforming	114	160	68	4,867	5,209
Total	$53,475	$20,608	$55,518	$290,587	$420,188

December 31, 2020	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$54,966	$19,783	$56,639	$300,095	$431,483
Nonperforming	275	210	172	5,383	6,040
Total	$55,241	$19,993	$56,811	$305,478	$437,523

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.04% of total loans were unsecured at March 31, 2021, down from 4.22% at December 31, 2020.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2021, the contract amounts of these instruments totaled approximately $86,859, compared to $88,456 at December 31, 2020.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2021 and December 31, 2020 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2021	$23,493	$3,198	$26,691
December 31, 2020	$24,665	$3,198	$27,863

Pursuant to collateral agreements with the FHLB, advances were secured by $282,889 in qualifying mortgage loans, $55,701 in commercial loans and $5,365 in FHLB stock at March 31, 2021.  Fixed-rate FHLB advances of $23,493 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.43% at March 31, 2021 and 2.40% at December 31, 2020.  There were no variable-rate FHLB borrowings at March 31, 2021.

At March 31, 2021, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $92,178 available on this line of credit at March 31, 2021.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $188,666 at March 31, 2021.  Of this maximum borrowing capacity, the Company had $92,178 available to use as additional borrowings.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of December 9, 2021, and have fixed rates ranging from 1.00% to 2.85% and a year-to-date weighted average cost of 1.41% at March 31, 2021, as compared to 2.20% at December 31, 2020.  At March 31, 2021 and December 31, 2020, there were six promissory notes payable by Ohio Valley to related parties totaling $3,198.  There were no promissory notes payable to other banks at March 31, 2021 and December 31, 2020, respectively.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $72,995 at March 31, 2021 and $76,740 at December 31, 2020.

Scheduled principal payments as of March 31, 2021:

	FHLB Borrowings	Promissory Notes	Totals

2021	$1,962	$3,198	$5,160
2022	2,683	—	2,683
2023	2,542	—	2,542
2024	2,173	—	2,173
2025	1,897	—	1,897
Thereafter	12,236	—	12,236
	$23,493	$3,198	$26,691

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 90.8% of total consolidated revenues for both quarters ended, March 31, 2021 and 2020.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three months ended March 31, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$9,554	$494	$10,048
Provision expense	(50)	(2)	(52)
Noninterest income	2,508	831	3,339
Noninterest expense	8,497	690	9,187
Tax expense	588	133	721
Net income	3,027	504	3,531
Assets	1,212,129	13,055	1,225,184

	Three months ended March 31, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$9,471	$533	$10,004
Provision expense	3,845	1	3,846
Noninterest income	3,487	955	4,442
Noninterest expense	8,766	753	9,519
Tax expense	(75)	154	79
Net income	422	580	1,002
Assets	1,024,169	11,672	1,035,841

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 6 months to 20 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases was as follows:

	As of March 31, 2021	As of December 31, 2020
Operating leases:
Operating lease right-of-use assets	$1,133	$880
Operating lease liabilities	1,133	880

The components of lease cost were as follows:

	Three months ended March 31,
	2021	2020
Operating lease cost	$39	$54
Short-term lease expense	8	8

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2021 are as follows:

Operating Leases
2021 (remaining)	$118
2022	157
2023	116
2024	95
2025	95
Thereafter	805
Total lease payments	1,386
Less: Imputed Interest	(253)
Total operating leases	$1,133

Other information was as follows:

	As of March 31, 2021	As of December 31, 2020
Weighted-average remaining lease term for operating leases	12.7 years	9.6 years
Weighted-average discount rate for operating leases	2.38%	2.79%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements

Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the Coronavirus (“COVID-19”) pandemic, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of COVID-19 on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19; the effects of various governmental responses to COVID-19; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

Financial Overview

BUSINESS OVERVIEW: The Company is primarily engaged in commercial and retail banking, offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; the making of construction and real estate loans; and credit card services.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  Furthermore, the Bank offers Tax Refund Advance Loans (“TALs”) to Loan Central tax customers. A TAL represents a short-term loan offered by the Bank to tax preparation customers of Loan Central.  TAL originations began in 2020 in response to a state law enacted in 2019 that placed various restrictions on Loan Central’s short-term and small loan originations. As a result, the Company changed its business model beginning in 2020 from assessing TAL fees to assessing tax preparation fees.

IMPACT of COVID-19: COVID-19 has continued to cause significant disruption in the United States and international economies and financial markets. The primary markets served by the Company in southeastern Ohio and western West Virginia have been significantly impacted by COVID-19, which has changed the way we live and work. The actions taken by the Governors of the States of Ohio and West Virginia beginning in March of 2020 were imposed to mitigate the spread and lessen the public health impact of COVID-19. During this time, the Bank’s primary channels of serving our customers have primarily consisted of drive-thru, mobile, and online banking services and appointment-only lobby services. We have leveraged our digital banking platform with our customers, and we have implemented company-wide remote working arrangements. In March 2021, the Company re-opened the lobbies of all the Bank’s financial service centers, stressing the importance of safety to its customers and employees.  As per state mandates in Ohio and West Virginia, masks will be required and social distancing measures will be maintained.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provides small businesses with funds to use for payroll and certain other expenses. The funds are provided in the form of loans that will be fully forgiven if certain criteria are met. In 2021, Congress amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until May 31, 2021. The Company continues to support its clients who have experienced financial hardship due to COVID-19 through participation in the PPP, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

FINANCIAL RESULTS OVERVIEW: Net income totaled $3,531 during the first quarter of 2021, an increase of $2,529 over the same period of 2020. Earnings per share for the first quarter of 2021 finished at $.74 per share, compared to $.21 per share during the first quarter of 2020.  Quarterly earnings improved largely due to lower provision expense and lower noninterest expense being partially offset by a decrease in noninterest income, while net interest income remained relatively stable.  The impact of higher net earnings during the first quarter of 2021 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased to 1.20% at March 31, 2021, compared to 0.40% at March 31, 2020.  The Company’s net income to average equity ratio, or return on equity, also increased to 10.47% at March 31, 2021, compared to 3.14% at March 31, 2020.

During the three months ended March 31, 2021, net interest income increased $44, or 0.4%, over the same period in 2020.  This increase reflected the benefit of a $169,976, or 18.2%, increase in average earning assets, which fully offset a 61 basis point decrease in the fully tax-equivalent (“FTE”) net interest margin. Average earning assets were mostly impacted by growth in loans and higher balances maintained in the Company’s interest-bearing Federal Reserve clearing account. Growth in loans benefited from the Company’s participation in the PPP to assist various businesses in our market during the pandemic. Higher Federal Reserve balances were the result of various stimulus payments received by customers. The margin was negatively impacted by the actions of the Federal Reserve to reduce interest rates by 150 basis points in March 2020 due to concerns about the impact of COVID-19 on the economy. This has led to a sustained low-rate interest environment over the past year. The change in asset mix during 2020 and 2021 into more PPP loans and elevated deposits at the Federal Reserve has had a dilutive effect on the net interest margin, with PPP loans carrying a 1.0% interest rate and the rate on balances maintained at the Federal Reserve currently at 10 basis points.

During the three months ended March 31, 2021, the Company experienced negative provision for loan loss, which contributed to a $3,898 decrease in provision expense when compared to the same period in 2020. The decrease from the prior year was largely impacted by the economic effects of the COVID-19 pandemic, which resulted in a higher general allocation of the allowance for loan losses during the first quarter of 2020. Based on declining economic conditions and increasing unemployment levels, management increased general reserves by $2,287 during the first quarter of 2020 to reflect higher anticipated losses due to the expected financial impact of COVID-19 on its customers.  Further impacting lower provision expense was a $1,168 decrease in net loan charge-offs, primarily from the commercial real estate and consumer loan portfolios.

During the three months ended March 31, 2021, noninterest income decreased $1,103, or 24.8%, from the same period in 2020. The large decline came primarily from the one-time payment of $2,000 received in a litigation settlement with a third-party during the first quarter of 2020, which did not reoccur in 2021.  As part of the settlement agreement, the Bank is scheduled to process a certain amount of tax items starting in 2021 and ending in 2025. As a result of this agreed processing, the Bank recognized $540 in electronic refund check/electronic refund deposit (“ERC/ERD”) income during the first quarter of 2021. This, along with higher interchange income, mortgage banking income, tax preparation fees, and lower losses on other real estate owned, helped to partially offset the decrease in noninterest income related to 2020’s litigation settlement.

During the three months ended March 31, 2021, noninterest expense decreased $332, or 3.5%, from the same period in 2020. The decrease was primarily related to the expense savings associated with a lower number of employees, which contributed to a $185, or 3.4%, decrease in salaries and employee benefits expense from the prior year.  The Company also experienced lower professional fees, decreasing $168, or 28.1%, from the prior year. This was in large part due to lower legal fees associated with collecting troubled loans. Furthermore, other noninterest expense was down $138, or 9.4%, in large part due to lower incentives paid on customer deposit accounts.  Partially offsetting the expense decreases were higher FDIC insurance, software, and occupancy and equipment costs during 2021.

The Company’s provision for income taxes increased $642 during the three months ended March 31, 2021, largely due to the changes in taxable income affected by the factors mentioned above.

At March 31, 2021, total assets were $1,225,184, an increase of $38,252 from total assets of $1,186,932 at year-end 2020.  Higher assets were primarily impacted by increases in cash and cash equivalents and investment securities, which were collectively up $53,306, or 20.4%, from year-end 2020. This was related to the investment of heightened deposit balances impacted by the various stimulus payments received by customers.  The growth in assets from year-end 2020 was partially offset by a $17,614, or 2.1%, decrease in loans. The loan portfolio experienced decreases in the residential real estate segment (-4.9%), commercial real estate segment (-0.9%) and consumer loan segment (-1.9%).

At March 31, 2021, total liabilities were $1,087,444, up $36,836 from year-end 2020. Contributing most to this increase were higher deposit balances, which increased $38,889 from year-end 2020.  The increase was impacted mostly by customers receiving stimulus funds and their desire to preserve cash during this uncertain economic environment.

At March 31, 2021, total shareholders' equity was $137,740, up $1,416 since December 31, 2020.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2021 and December 31, 2020

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2021 compared to December 31, 2020.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2021, cash and cash equivalents were $176,420, an increase of $38,117, or 27.6%, from December 31, 2020.  The increase in cash and cash equivalents came mostly from higher interest-bearing deposits on hand with correspondent banks.  Over 89% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account, which increased $37,111, or 30.6%, from year-end 2020. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. The primary factor for the significant influx in clearing account balances was the investment of heightened deposit balances received during 2021 as a result of the pandemic environment. Total deposits increased 27.6% from year-end 2020 in relation to customers receiving stimulus funds from various government programs and their desire to preserve cash during this uncertain economic environment. Furthermore, several congressional acts led to the extension of the PPP loan program during the first quarter of 2021. Under the reopened PPP, commercial business customers received loan proceeds, which helped to generate higher levels of investable deposits during the first quarter of 2021.  The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the first quarter of 2020, the rate associated with the Company’s Federal Reserve Bank clearing account decreased 150 basis points due to concerns about the impact of COVID-19 on the economy, resulting in a target federal funds rate range of 0% to 0.25%.  Although interest-bearing deposits in the Federal Reserve Bank are the Company's lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve balances are 100% secured.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At March 31, 2021, the Company had $2,255 in certificates of deposit owned by the Captive, down from $2,500 at year-end 2020.  The deposits on hand at March 31, 2021 consist of ten certificates with remaining maturity terms ranging from less than 3 months up to 26 months.

Securities

The balance of total securities increased $15,189, or 12.4%, compared to year-end 2020.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $4,237, or 4.5%, from year-end 2020 and represented 71.6% of total investments at March 31, 2021.  During the first three months of 2021, the Company invested $15,248 in new Agency mortgage-backed securities, while receiving principal repayments of $9,752.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also redeployed a portion of its heightened excess funds to purchase $5,174 in U.S. Government securities, as well as $5,399 in Agency securities, net of maturities, during the first quarter of 2021.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances lowered to $831,050 at March 31, 2021, representing a decrease of $17,614, or 2.1%, as compared to $848,664 at December 31, 2020.  The decrease in loans came primarily from the residential real estate portfolio, with other decreases coming from the total consumer and commercial loan portfolios from year-end 2020.

The majority of the Company’s decrease in loans came from the residential real estate loan segment, which decreased $14,891, or 4.9%, from year-end 2020.  Although down, the residential real estate loan segment still comprises the largest portion of the Company’s overall loan portfolio at 35.0% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The decrease in residential real estate loans came largely from the Bank's warehouse lending volume. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. As mortgage refinancings reached their peak during the second half of 2020, the volume of warehouse lending balances have decreased during the first quarter of 2021, finishing at $3,720 at March 31, 2021, as compared to $19,365 at December 31, 2020. Furthermore, the low rate environment has contributed to a shift into more long-term fixed-rate mortgages (up $1,064) and less short-term adjustable-rate mortgages (down $3,519) at March 31, 2021.

The Company’s commercial loan portfolio, consisting of commercial real estate and commercial and industrial loans, decreased $279, or 0.1%, from year-end 2020. Contributing most to the decrease were lower loan balances within the commercial real estate portfolio, decreasing $2,303, or 0.9%, from year-end 2020.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at March 31, 2021 at 61.1%. Decreases were largely from the principal repayments and payoffs of nonowner-occupied loan balances from year-end 2020.

Decreases in commercial real estate loans were partially offset by a $2,024, or 1.3%, increase in the commercial and industrial portfolio from year-end 2020. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. The commercial and industrial segment also includes PPP loan balances that had a significant impact on average earning asset growth in 2021. Although a second round of PPP loans were initiated by the Bank during the first quarter of 2021, the Bank experienced no net loan growth in its PPP loan portfolio from year-end 2020. This was because the payoffs of PPP loans from the initial round of originations in 2020 completely offset the new PPP loan originations in 2021. PPP loans are forgiven by the SBA as long as the small business borrower meets certain criteria on the use of loan proceeds. At March 31, 2021, the Company’s PPP loans totaled $25,829 as compared to $27,933 at year-end 2020.

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

The Company’s loan portfolio at March 31, 2021 was also impacted by less consumer loan balances from year-end 2020, decreasing $2,444, or 1.9%.  This change was primarily impacted by a decline in automobile loan balances.  Automobile loans represent the Company’s largest consumer loan segment at 41.3% of total consumer loans.  Automobile loans decreased primarily as a result of COVID-19 and the stay-at-home orders that resulted in limited automobile sales within the Company’s market areas during 2020. The pandemic environment continued to have a negative impact on consumer loan demand in 2021. Further limiting the volume of automobile loan originations were heightened incentives being offered from the captive auto finance companies in response to the pandemic. The remaining consumer loan portfolio decreased $678, or 0.9%, from year-end 2020, mostly from decreases in unsecured loans, partially offset by higher home equity lines of credit. The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure. However, the Company will place more emphasis on loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) with higher returns than auto loans.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Allowance for Loan Losses

The Company established a $6,887 allowance for loan losses at March 31, 2021, which represents a decrease from the $7,160 allowance at year-end 2020. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first quarter of 2021, the Company experienced a $363 decrease in its general allocations of the allowance for loan losses.  A stable historical loan loss factor combined with lower criticized and classified assets and higher annualized loan recoveries were the key factors to the first quarter drop in general allocations. The historical loan loss factor remain unchanged at 0.24% from year-end 2020 to March 31, 2021, while the criticized and classified risk factors decreased as a result of various commercial loan upgrades from improvements in the financial performance of certain borrowers’ ability to repay their loans. This contributed to lower classified assets from year-end 2020, particularly within the commercial and industrial loan segment. Additionally, the Company’s delinquency levels decreased from year-end 2020, with nonperforming loans to total loans of 0.74% at March 31, 2021 compared to 0.82% at December 31, 2020, and lower nonperforming assets to total assets of 0.50% at March 31, 2021 compared to 0.59% at year-end 2020. General allocations during the first quarter of 2021 increased in relation to higher unemployment rates within the Company’s market areas, only partially offsetting the decreasing allocation factors already discussed.

During the first quarter of 2020, the Company added a new risk factor to the evaluation of the allowance for loan losses pertaining to the COVID-19 pandemic. The risk factor was necessary to account for the changes in economic conditions resulting from increases in unemployment that would produce higher anticipated losses as a result of COVID-19. The general reserve allocation related to COVID-19 totaled $2,233 at March 31, 2021 as compared to $2,315 at December 31, 2020. While the Company has yet to experience any significant charge-offs related to COVID-19, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to impact the Company’s estimate of its allowance for loan losses and resulting provision expense going forward.

Decreases in general allocations were partially offset by a $90 increase in specific allocations from year-end 2020.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves was primarily related to the loan impairments of one borrower relationship during the first quarter of 2021.

The Company’s allowance for loan losses to total loans ratio finished at 0.83% at March 31, 2021 and 0.84% at year-end 2020.  Management believes that the allowance for loan losses at March 31, 2021 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with respect to COVID-19, are factors that could change, and management will make adjustments to the allowance for loan losses as needed. Asset quality will continue to remain a key focus of the Company, as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2021 increased $38,889, or 3.9%, from year-end 2020.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $27,072, or 5.7%, from year-end 2020, while noninterest-bearing deposits increased $13,199, or 4.2%, from year-end 2020. The Company attributes much of this increase to retention of proceeds from government stimulus programs, such as the PPP and consumer economic impact payments received, and a more cautious consumer.

The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2020, which increased $19,552, or 10.6%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio and Mason County, West Virginia market areas. Growth in interest-bearing deposits also came from savings deposits, which increased $11,280, or 9.4%, from year-end 2020, primarily from higher statement savings account balances impacted by the government stimulus proceeds previously mentioned. Interest-bearing deposit growth was partially offset by lower money market balances from year-end 2020, which decreased $3,760, or 2.3%. The deposit rate on the Company’s Prime Investment money market account was reduced during the first quarter of 2021 in response to decreasing market rates in 2020.  This contributed to a consumer shift from money market deposits into savings and noninterest-bearing deposit accounts.

Partially offsetting the increases in interest-bearing deposits were time deposit balances, which decreased $1,382, or 0.7%, from year-end 2020.  The decrease came from lower brokered and internet CD issuances as a result of the heightened liquidity position from year-end 2020.  The Company’s retail time deposits were relatively stable from year-end 2020.

The increase in noninterest-bearing deposits came mostly from the Company’s business and incentive-based checking account balances from year-end 2020.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2021, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.

Other Borrowed Funds

Other borrowed funds were $26,691 at March 31, 2021, a decrease of $1,172, or 4.2%, from year-end 2020. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first quarter of 2021. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

Total shareholders' equity at March 31, 2021 increased $1,416, or 1.0%, to finish at $137,740, as compared to $136,324 at December 31, 2020. This was from quarterly net income being partially offset by cash dividends paid and a decrease in net unrealized gain on available for sale securities.

Comparison of Results of Operations
For the Three Months Ended
March 31, 2021 and 2020

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2021 compared to the same period in 2020. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended March 31, 2021, net interest income remained relatively stable at $10,048 compared to $10,004 at March 31, 2020. The moderate change was mostly attributable to higher average earning assets providing favorable increases to interest revenue being offset by a net interest margin compression in relation to decreases in market rates that contributed to lower earning asset yields.

Total interest and fee income recognized on the Company’s earning assets decreased $659, or 5.6%, during the first quarter of 2021 compared to the same period in 2020.  The decrease was impacted by interest and fees on loans, which decreased $308, or 2.8%. This result was directly related to the decline in loan yields, which decreased from 5.78% to 5.18% when comparing the first quarters of 2020 to 2021. Loan yields were impacted by interest rate reductions from the Federal Reserve Bank in March 2020. This trend of decreasing market rates led to lower yields on the Company’s loan portfolio and lower loan interest revenue. Partially offsetting the effects from lower loan yields was average growth in loans.  Average loans for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 increased $72,151, or 9.4%, which came mostly from the origination of PPP loans during 2020 and 2021. While PPP loans contributed to higher earning asset balances, they also had a dilutive effect to loan yields as a result of the 1% interest rate associated with each loan. These factors contributed to a decrease of $670 in loan interest income during the three months ended March 31, 2021 compared to the same period in 2020.

Loan revenue was positively impacted by loan fees, which increased $362 during the first quarter of 2021 compared to the same period in 2020. The increase came largely from $367 in loan fees earned on the origination of government-guaranteed PPP loans as a result of normal amortization and loan forgiveness.

During the three months ended March 31, 2021, interest income from interest-bearing deposits with banks decreased $134, or 82.7% when compared to the same period in 2020. This change in interest revenue came primarily from the Company’s interest-bearing Federal Reserve Bank clearing account. The quarterly decrease in interest income was primarily due to the interest rate tied to this interest-bearing clearing account, which was 0.10% at March 31, 2021 compared to 0.25% at March 31, 2020. The increase in liquidity from the surge in deposit liabilities allowed the Company to maintain higher average balances within the account, which increased $83,223 during the first quarter of 2021compared to the same period in 2020.

Total interest on securities decreased $206, or 30.7%, during the first quarter of 2021 compared to the same period in 2020. The Company has taken opportunities to reinvest a portion of excess deposits into new U.S. Government, Agency and Agency mortgage-backed securities, contributing to a $14,038 increase in average securities during the first quarter of 2021 over the first quarter of 2020.  However, the increase in average securities was completely offset by a decline in securities yield of 87 basis points from 2.33% to 1.46%.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $703, or 39.5%, during the first quarter of 2020 compared to the same period in 2020. Interest expense decreased despite an increase in average interest-bearing deposits of $76,252 during the first quarter of 2021 compared to the same period in 2020. The converse relationship between increasing average interest-bearing liabilities to lower interest expense is related to the repricing efforts in a lower rate environment which drove down average costs during 2020. This included the rate reduction to the Company’s Prime Investment deposit account, which contributed to a $213 decrease in money market interest expense during the first quarter of 2021 compared to the same period in 2020.  Deposit expense was further impacted by lower CD rates, which have contributed to a $394 decrease in time deposit interest expense during the first quarter of 2021 compared to the same period in 2020.  As CD rates have repriced downward, the Company has benefited from lower interest expense on newly issued CDs at lower rates. As a result of the rate repricings on money market accounts and time deposits, the Company’s total weighted average costs on interest-bearing deposits has decreased by 48 basis points from 1.00% at March 31, 2020 to 0.52% at March 31, 2021.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2021, the Company’s first quarter net interest margin finished at 3.73%, compared to 2020’s first quarter net interest margin of 4.34%. The decrease in margin was largely impacted by the decreasing market rates that impacted lower earning asset yields primarily during 2020. Interest rates were reduced at the end of the first quarter of 2020 because of the growing concern of the COVID-19 pandemic. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses

For the three months ended March 31, 2021, the Company’s provision expense decreased $3,898 from the same period in 2020. The quarterly improvement came primarily from the addition of a new risk reserve allocation in 2020 that was less impactful in 2021.  As previously discussed, the Company’s general reserves during the first quarter of 2020 were significantly impacted by a $1,942 allocation of the allowance for loan losses as a result of the expected financial impact of COVID-19 on its customers. The allocation resulted in a corresponding entry to provision expense in March 2020.  Further reducing provision expense was a decrease of $1,168 in net charge-offs during the three months ended March 31, 2021 compared to the same period in 2020. This was primarily from lower charge-offs recorded within the commercial real estate and consumer loan portfolios.  Further contributing to lower provision expense were the impacts of lower general reserve allocations. During the first quarter of 2021, the Company decreased its general allocation from $7,160 at December 31, 2020 to $6,797 at March 31, 2021.  Conversely, this is compared to a $468 general allocation increase during the same period in 2020, excluding the COVID-19 risk factor. Lower general reserves have been affected by various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and higher annualized level of loan recoveries. Lower provision expense was also impacted by a decrease in specific allocations that totaled $90 at March 31, 2021 compared to $854 in specific allocations at March 31, 2020.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2021 decreased $1,103, or 24.8%, when compared to the three months ended March 31, 2020. The key contributor to the decrease in noninterest revenue was the one-time payment received in a litigation settlement with a third-party in 2020. During the first quarter of 2020, the Bank entered into a settlement agreement related to the previously disclosed litigation the Bank had filed against a third-party tax software product provider for breach of contract. Under the settlement agreement, the third-party paid a $2,000 settlement payment to the Bank in March 2020, which was recorded as noninterest income.  As part of the settlement agreement, the Bank is scheduled to process a certain amount of tax items starting in 2021 and ending in 2025. As a result of this processing agreement, the Bank recognized $540 in ERC/ERD income during the first quarter of 2021, which helped to partially offset the effects of the settlement proceeds received in 2020.

Increases in noninterest revenue also came from interchange income, which increased $107, or 11.4%, during the first quarter of 2021.  This was largely impacted by the economic stimulus proceeds received by customers due to the COVID-19 pandemic that increased consumer spending.

Lower losses on the sales of foreclosed assets also improved noninterest income during the first quarter of 2021.  The Company experienced $101 in losses on the sale of foreclosed assets during the first quarter of 2020 compared to a $1 gain during the first quarter of 2021.  This was primarily from an adjustment to the fair value of one foreclosed commercial property during the first quarter of 2020.

Increases to noninterest revenue also came from mortgage banking income.  Mortgage banking income is highly influenced by mortgage interest rates and housing market conditions.  With mortgage rates at record lows during 2020 impacted by the COVID-19 pandemic, the consumer demand to refinance long-term, fixed-rate real estate mortgages significantly increased. While the heavy volume of refinancing has slowed since 2020, the amount of loans sold during the first quarter of 2021 still exceeded the volume of loan sales experienced during the first quarter of 2020. This led to an increase of $89 in mortgage banking income during the first quarter of 2021 over the same period in 2020.

Tax preparation fee income also increased during the first quarter of 2021.  As previously discussed, the Company changed its business model in 2020 for assessing fees related to tax refund advance loans. By charging for the tax preparation services, the Company recorded $694 in tax preparation fee income for the first three months of 2021 compared to $615 during the same period in 2020.

The remaining noninterest income categories decreased $20, or 2.2%, during the first quarter of 2021 compared to the same period in 2020, largely from lower service charges on deposit accounts as a result of less overdraft fees impacted by economic stimulus proceeds received by customers.

Noninterest Expense

Noninterest expense during the first quarter of 2021 decreased $332, or 3.5% compared to the same period in 2020. Contributing most to the decline in noninterest expense was salaries and employee benefits, which decreased $185, or 3.4%, during the three months ended March 31, 2021 compared to the same period in 2020. The expense savings can be related to a lower employee base, with the Bank’s average full-time equivalent employee base at 234 employees for March 31, 2021 compared to 244 employees at March 31, 2020. The impact of a lower employee base has more than offset the expense increases associated with annual merit increases in 2021.

Further impacting lower overhead costs were professional fees, which decreased $168, or 28.1%, during the first quarter of 2021 compared to the same period in 2020. These decreases were largely from lower litigation costs related to a fewer number of bankruptcy-related loan cases in 2021 impacted by the COVID-19 pandemic environment.

Other noninterest expense also decreased $138, or 9.4%, during the first quarter of 2021 compared to the same period in 2020.  This was primarily impacted by lower customer incentive expenses paid on deposit accounts and use of credit cards.

Decreases in noninterest expense were partially offset by an increase in FDIC assessment costs.  The Bank’s FDIC assessment at March 31, 2021 was $79 compared to no assessment cost at March 31, 2020.  During 2020, the Bank had continued to utilize a portion of its remaining FDIC credits that had been issued in September 2019. Excluding the credit, the Bank’s first quarter 2020 assessment would have been $68.

Further impacting overhead costs were higher occupancy, furniture, equipment and software expenses, which were collectively up $137, or 12.7%, during the first quarter of 2020 over the same period in 2020. Building and equipment costs were driven by increases in depreciable assets associated with the new OVB On the Square facility.  Higher software costs were associated with the platform used to facilitate the second round of PPP loans during the first quarter of 2021.

The remaining noninterest expense categories decreased $57, or 6.2%, during the first quarter of 2021 compared to the same period in 2020.  These decreases were impacted mostly from expense savings related to lower data processing and foreclosure costs.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the first quarters of 2021 and 2020, the Company’s asset yields were negatively impacted by market rate reductions related to COVID-19, which resulted in a greater decrease in yield on earning assets than the average cost on interest-bearing liabilities. Loan fee increases in 2021 impacted by PPP loans were able to bring net interest income back more in line with 2020. However, the Company’s noninterest expense savings of 3.5% was not enough to offset a 24.8% decrease in noninterest income. As a result, the Company’s efficiency number increased (regressed) to 68.0% during the quarterly period ended March 31, 2021 compared to 65.4% during the same period in 2020.

Provision for income taxes

The Company’s income tax provision increased $642 during the three months ended March 31, 2021 compared to the same period in 2020.  The change in tax expense corresponded directly to the change in associated taxable income during 2021 and 2020.

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

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of March 31, 2021, the Bank’s CBLR was 10.65%, and the Company’s CBLR was 11.64%.

Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

Cash dividends paid by the Company were $1,005 during the first three months of 2021.  The year-to-date dividends paid totaled $0.21 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $305,236, represented 24.9% of total assets at March 31, 2021. The COVID-19 pandemic had a significant impact on higher levels of excess funds in 2021, which included customer deposits of stimulus monies from various government relief programs.  In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At March 31, 2021, the Bank could borrow an additional $92,178 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2021, this line had total availability of $57,389. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2020 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ohio Valley is not currently subject to any material legal proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2021.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

OHIO VALLEY BANC CORP.

Date:	May 10, 2021	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	May 10, 2021	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer