Form 10-Q
period 2021-06-30
OHIO VALLEY BANC CORP
filed 2021-08-16
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of common shares, without par value, of the registrant outstanding as of August 13, 2021 was 4,787,446.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	June 30, 2021	December 31, 2020

ASSETS
Cash and noninterest-bearing deposits with banks	$14,291	$14,989
Interest-bearing deposits with banks	110,949	123,314
Total cash and cash equivalents	125,240	138,303

Certificates of deposit in financial institutions	2,255	2,500
Securities available for sale	172,555	112,322
Securities held to maturity (estimated fair value: 2021 - $11,069; 2020 - $10,344)	10,845	10,020
Restricted investments in bank stocks	7,385	7,506

Total loans	847,916	848,664
Less: Allowance for loan losses	(6,799)	(7,160)
Net loans	841,117	841,504

Premises and equipment, net	20,972	21,312
Premises and equipment held for sale, net	443	637
Other real estate owned, net	—	49
Accrued interest receivable	2,987	3,319
Goodwill	7,319	7,319
Other intangible assets, net	85	112
Bank owned life insurance and annuity assets	36,998	35,999
Operating lease right-of-use asset, net	1,095	880
Other assets	7,692	5,150
Total assets	$1,236,988	$1,186,932

LIABILITIES
Noninterest-bearing deposits	$324,576	$314,777
Interest-bearing deposits	720,514	678,962
Total deposits	1,045,090	993,739

Other borrowed funds	24,304	27,863
Subordinated debentures	8,500	8,500
Operating lease liability	1,095	880
Accrued liabilities	18,575	19,626
Total liabilities	1,097,564	1,050,608

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 5,447,185 shares issued)	5,447	5,447
Additional paid-in capital	51,165	51,165
Retained earnings	97,369	92,988
Accumulated other comprehensive income	1,155	2,436
Treasury stock, at cost (659,739 shares)	(15,712)	(15,712)
Total shareholders’ equity	139,424	136,324
Total liabilities and shareholders’ equity	$1,236,988	$1,186,932

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Interest and dividend income:
Loans, including fees	$10,562	$10,639	$21,127	$21,512
Securities
Taxable	479	591	884	1,188
Tax exempt	60	74	119	147
Dividends	57	64	116	130
Interest-bearing deposits with banks	33	18	61	180
Other Interest	8	13	18	27
	11,199	11,399	22,325	23,184

Interest expense:
Deposits	799	1,367	1,682	2,876
Other borrowed funds	145	187	300	387
Subordinated debentures	40	50	80	122
	984	1,604	2,062	3,385
Net interest income	10,215	9,795	20,263	19,799
Provision for loan losses	27	(393)	(25)	3,453
Net interest income after provision for loan losses	10,188	10,188	20,288	16,346

Noninterest income:
Service charges on deposit accounts	390	333	795	826
Trust fees	70	61	142	129
Income from bank owned life insurance and annuity assets	200	192	448	409
Mortgage banking income	186	431	365	521
Electronic refund check / deposit fees	135	—	675	—
Debit / credit card interchange income	1,173	930	2,223	1,873
Gain (loss) on other real estate owned	—	18	1	(83)
Tax preparation fees	55	19	749	634
Litigation settlement	—	—	—	2,000
Other	297	265	447	382
	2,506	2,249	5,845	6,691
Noninterest expense:
Salaries and employee benefits	5,279	5,426	10,549	10,881
Occupancy	465	449	932	881
Furniture and equipment	269	278	565	540
Professional fees	427	473	857	1,071
Marketing expense	268	293	536	561
FDIC insurance	79	24	158	24
Data processing	660	704	1,235	1,303
Software	434	412	883	793
Foreclosed assets	8	36	22	79
Amortization of intangibles	14	17	27	34
Other	1,394	1,490	2,720	2,954
	9,297	9,602	18,484	19,121

Income before income taxes	3,397	2,835	7,649	3,916
Provision for income taxes	536	572	1,257	651

NET INCOME	$2,861	$2,263	$6,392	$3,265

Earnings per share	$0.60	$0.47	$1.34	$0.68

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net Income	$2,861	$2,263	$6,392	$3,265

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(217)	85	(1,621)	3,022
Related tax (expense) benefit	46	(18)	340	(635)
Total other comprehensive income (loss), net of tax	(171)	67	(1,281)	2,387

Total comprehensive income	$2,690	$2,330	$5,111	$5,652

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at April 1, 2021	$5,447	$51,165	$95,514	$1,326	$(15,712)	$137,740
Net income	—	—	2,861	—	—	2,861
Other comprehensive loss, net	—	—	—	(171)	—	(171)
Cash dividends, $0.21 per share	—	—	(1,006)	—	—	(1,006)
Balance at June 30, 2021	$5,447	$51,165	$97,369	$1,155	$(15,712)	$139,424

Balance at April 1, 2020	$5,447	$51,165	$86,748	$2,848	$(15,712)	$130,496
Net income	—	—	2,263	—	—	2,263
Other comprehensive loss, net	—	—	—	67	—	67
Cash dividends, $0.21 per share	—	—	(1,005)	—	—	(1,005)
Balance at June 30, 2020	$5,447	$51,165	$88,006	$2,915	$(15,712)	$131,821

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2021	$5,447	$51,165	$92,988	$2,436	$(15,712)	$136,324
Net income	—	—	6,392	—	—	6,392
Other comprehensive income, net	—	—	—	(1,281)	—	(1,281)
Cash dividends, $0.42 per share	—	—	(2,011)	—	—	(2,011)
Balance at June 30, 2021	$5,447	$51,165	$97,369	$1,155	$(15,712)	$139,424

Balance at January 1, 2020	$5,447	$51,165	$86,751	$528	$(15,712)	$128,179
Net income	—	—	3,265	—	—	3,265
Other comprehensive income, net	—	—	—	2,387	—	2,387
Cash dividends, $0.42 per share	—	—	(2,010)	—	—	(2,010)
Balance at June 30, 2020	$5,447	$51,165	$88,006	$2,915	$(15,712)	$131,821

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2021	2020

Net cash provided by operating activities:	$4,072	$4,881

Investing activities:
Proceeds from maturities of securities available for sale	23,815	13,980
Purchases of securities available for sale	(86,063)	(20,772)
Proceeds from maturities of securities held to maturity	501	244
Purchase of securities held to maturity	(1,341)	—
Proceeds from maturities of certificates of deposit in financial institutions	245	490
Purchase of certificates of deposit in financial institutions	—	(453)
Redemptions of federal home loan bank stock	121	—
Net change in loans	417	(3,720)
Proceeds from sale of other real estate owned	49	147
Purchases of premises and equipment	(396)	(2,049)
Disposals of premises and equipment	285	—
Purchases of bank owned life insurance and annuity assets	(550)	(4,583)
Net cash (used in) investing activities	(62,917)	(16,716)

Financing activities:
Change in deposits	51,352	90,393
Cash dividends	(2,011)	(2,010)
Proceeds from Federal Home Loan Bank borrowings	600	—
Repayment of Federal Home Loan Bank borrowings	(3,099)	(3,312)
Change in other long-term borrowings	—	(300)
Change in other short-term borrowings	(1,060)	(269)
Net cash provided by financing activities	45,782	84,502

Change in cash and cash equivalents	(13,063)	72,667
Cash and cash equivalents at beginning of period	138,303	52,356
Cash and cash equivalents at end of period	$125,240	$125,023

Supplemental disclosure:
Cash paid for interest	$2,519	$3,533
Cash paid for income taxes	2,300	—
Transfers from loans to other real estate owned	—	33

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (the “Captive”).  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., a mortgage banking company, and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2021, and its results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2021.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2020 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

The continued financial impact of COVID-19 depends largely on the actions taken by governmental authorities and other third parties. In addition, COVID-19 may continue to adversely impact several industries within our geographic footprint for some time and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, liquidity, financial condition, and results of operations. These effects may include:

●
Increased provision for loan losses. Continued uncertainty regarding the severity and duration of COVID-19 and related economic effects will continue to affect the accounting for loan losses. It also is possible that asset quality could worsen, and that loan charge-offs could increase. The Company has  participated in the Paycheck Protection Program (“PPP”) by providing loans to small businesses negatively impacted by COVID-19. PPP loans are fully guaranteed by the U.S. government, and if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

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

The Bank also originates long-term, fixed-rate mortgage loans, with full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value.  As of June 30, 2021, there were $409 in loans held for sale by the Bank, as compared to $70 in loans held for sale at December 31, 2020.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

At June 30, 2021, there were no changes to the accounting policies or methodologies within any of the Company’s loan portfolio segments from the prior period.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,787,446 for both the three and six months ended June 30, 2021 and 2020, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	—	$17,748	—
U.S. Government sponsored entity securities	—	30,285	—
Agency mortgage-backed securities, residential	—	124,522	—
Interest rate swap derivatives	—	717	—

Liabilities:
Interest rate swap derivatives	—	(717)	—

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	—	$18,153	—
Agency mortgage-backed securities, residential	—	94,169	—
Interest rate swap derivatives	—	928	—

Liabilities:
Interest rate swap derivatives	—	(928)	—

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2020. Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2021 are summarized below:

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial	—	—	$250

At June 30, 2021, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $310, with a corresponding valuation allowance of $60, resulting in a decrease of $30 in provision expense during the three months ended June 30, 2021 and an increase of $60 in provision expense during the six months ended June 30, 2021, with no corresponding charge-offs recognized.  This is compared to no impact to provision expense during the three and six months ended June 30, 2020.  At December 31, 2020, the Company had no recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans and, therefore, recorded no impact to provision expense during the year ended December 31, 2020.

There was no other real estate owned that was measured at fair value less costs to sell at June 30, 2021 and December 31, 2020. There were no corresponding write downs during the three and six months ended June 30, 2021 and 2020.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2021:

June 30, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans:		1		1
Commercial and industrial	$250	Sales approach	Adjustment to comparables	20% to 33%	23.4%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amounts and estimated fair values of financial instruments at June 30, 2021 and December 31, 2020 are as follows:

	Carrying	Fair Value Measurements at June 30, 2021 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$125,240	$125,240	$—	$—	$125,240
Certificates of deposit in financial institutions	2,255	—	2,255	—	2,255
Securities available for sale	172,555	—	172,555	—	172,555
Securities held to maturity	10,845	—	6,009	5,060	11,069
Loans, net	841,117	—	—	837,979	837,979
Interest rate swap derivatives	717	—	717	—	717
Accrued interest receivable	2,987	—	373	2,614	2,987

Financial liabilities:
Deposits	1,045,090	324,576	721,619	—	1,046,195
Other borrowed funds	24,304	—	25,447	—	25,447
Subordinated debentures	8,500	—	5,522	—	5,522
Interest rate swap derivatives	717	—	717	—	717
Accrued interest payable	643	1	642	—	643

	Carrying	Fair Value Measurements at December 31, 2020 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$138,303	$138,303	$—	$—	$138,303
Certificates of deposit in financial institutions	2,500	—	2,500	—	2,500
Securities available for sale	112,322	—	112,322	—	112,322
Securities held to maturity	10,020	—	4,989	5,355	10,344
Loans, net	841,504	—	—	837,387	837,387
Interest rate swap derivatives	928	—	928	—	928
Accrued interest receivable	3,319	—	283	3,036	3,319

Financial liabilities:
Deposits	993,739	314,777	680,904	—	995,681
Other borrowed funds	27,863	—	29,807	—	29,807
Subordinated debentures	8,500	—	5,556	—	5,556
Interest rate swap derivatives	928	—	928	—	928
Accrued interest payable	1,100	1	1,099	—	1,100

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
U.S. Government securities	$17,815	$—	$(67)	$17,748
U.S. Government sponsored entity securities	30,307	218	(240)	30,285
Agency mortgage-backed securities, residential	122,971	2,078	(527)	124,522
Total securities	$171,093	$2,296	$(834)	$172,555

December 31, 2020
U.S. Government sponsored entity securities	$17,814	$339	$—	$18,153
Agency mortgage-backed securities, residential	91,425	2,748	(4)	94,169
Total securities	$109,239	$3,087	$(4)	$112,322

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2021
Obligations of states and political subdivisions	$10,843	$256	$(32)	$11,067
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$10,845	$256	$(32)	$11,069

December 31, 2020
Obligations of states and political subdivisions	$10,018	$324	$—	$10,342
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$10,020	$324	$—	$10,344

The amortized cost and estimated fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,001	$4,053	$2,166	$2,199
Due in over one to five years	8,932	9,044	3,459	3,576
Due in over five to ten years	35,189	34,936	4,891	4,972
Due after ten years	—	—	327	320
Agency mortgage-backed securities, residential	122,971	124,522	2	2
Total debt securities	$171,093	$172,555	$10,845	$11,069

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$17,748	$(67)	$—	$—	$17,748	$(67)
U.S. Government sponsored entity securities	17,259	(240)	—	—	17,259	(240)
Agency mortgage-backed securities,
residential	63,452	(527)	—	—	63,452	(527)
Total available for sale	$98,459	$(834)	$—	$—	$98,459	$(834)

December 31, 2020	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed securities,
residential	$14,517	$(4)	$—	$—	$14,517	$(4)
Total available for sale	$14,517	$(4)	$—	$—	$14,517	$(4)

June 30, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$1,626	$(32)	$—	$—	$1,626	$(32)
Total held to maturity	$1,626	$(32)	$—	$—	$1,626	$(32)

There were no sales of investment securities during the three and six months ended June 30, 2021 or 2020. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities were of high credit quality as of June 30, 2021, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2021 and December 31, 2020 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

	June 30, 2021	December 31, 2020

Residential real estate	$281,729	$305,478
Commercial real estate:
Owner-occupied	74,556	51,863
Nonowner-occupied	176,775	164,523
Construction	32,610	37,063
Commercial and industrial	143,757	157,692
Consumer:
Automobile	53,413	55,241
Home equity	20,852	19,993
Other	64,224	56,811
	847,916	848,664
Less: Allowance for loan losses	(6,799)	(7,160)

Loans, net	$841,117	$841,504

Commercial and industrial loans include $8,531 of loans originated under the PPP at June 30, 2021.  These loans are guaranteed by the SBA.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2021 and 2020:

June 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,377	$2,346	$1,791	$1,373	$6,887
Provision for loan losses	(293)	219	(55)	156	27
Loans charged off	(25)	(42)	—	(240)	(307)
Recoveries	29	15	4	144	192
Total ending allowance balance	$1,088	$2,538	$1,740	$1,433	$6,799

June 30, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,002	$3,028	$2,045	$1,654	$8,729
Provision for loan losses	64	(343)	(349)	235	(393)
Loans charged-off	(52)	—	(56)	(390)	(498)
Recoveries	10	15	9	109	143
Total ending allowance balance	$2,024	$2,700	$1,649	$1,608	$7,981

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2021 and 2020:

June 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,480	$2,431	$1,776	$1,473	$7,160
Provision for loan losses	(409)	117	(3)	270	(25)
Loans charged-off	(26)	(52)	(71)	(599)	(748)
Recoveries	43	42	38	289	412
Total ending allowance balance	$1,088	$2,538	$1,740	$1,433	$6,799

June 30, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$1,928	$1,447	$1,647	$6,272
Provision for loan losses	990	1,229	275	959	3,453
Loans charged-off	(250)	(516)	(89)	(1,279)	(2,134)
Recoveries	34	59	16	281	390
Total ending allowance balance	$2,024	$2,700	$1,649	$1,608	$7,981

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2021 and December 31, 2020:

June 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$11	$49	$60
Collectively evaluated for impairment	1,088	2,538	1,729	1,384	6,739
Total ending allowance balance	$1,088	$2,538	$1,740	$1,433	$6,799

Loans:
Loans individually evaluated for impairment	$—	$5,550	$2,498	$82	$8,130
Loans collectively evaluated for impairment	281,729	278,391	141,259	138,407	839,786
Total ending loans balance	$281,729	$283,941	$143,757	$138,489	$847,916

December 31, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,480	2,431	1,776	1,473	7,160
Total ending allowance balance	$1,480	$2,431	$1,776	$1,473	$7,160

Loans:
Loans individually evaluated for impairment	$411	$5,845	$4,686	$84	$11,026
Loans collectively evaluated for impairment	305,067	247,604	153,006	131,961	837,638
Total ending loans balance	$305,478	$253,449	$157,692	$132,045	$848,664

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial and industrial	$261	$261	$11
Consumer:
Other	49	49	49
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,165	5,163	—
Nonowner-occupied	387	387	—
Commercial and industrial	2,237	2,237	—
Consumer:
Home equity	33	33	—
Total	$8,132	$8,130	$60

December 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:	$—	$—	$—
With no related allowance recorded:
Residential real estate	418	411	—
Commercial real estate:
Owner-occupied	5,256	5,256	—
Nonowner-occupied	632	589	—
Commercial and industrial	4,686	4,686	—
Consumer:
Home equity	34	34	—
Other	50	50	—
Total	$11,076	$11,026	$—

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial and industrial	$268	$5	$5	$274	$9	$9
Consumer:
Other	50	1	1	50	1	1
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,190	86	86	5,212	164	164
Nonowner-occupied	388	7	7	389	14	14
Commercial and industrial	2,636	33	33	3,224	81	81
Consumer:
Home equity	33	1	1	33	1	1
Total	$8,565	$133	$133	$9,182	$270	$270

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:	$—	$—	$—	$—	$—	$—
With no related allowance recorded:
Residential real estate	426	5	5	430	8	8
Commercial real estate:
Owner-occupied	4,051	44	44	3,764	102	102
Nonowner-occupied	1,018	13	13	1,027	24	24
Commercial and industrial	4,355	56	56	4,428	129	129
Consumer:
Home equity	403	3	3	391	8	8
Total	$10,253	$121	$121	$10,040	$271	$271

Accrued interest and net deferred loan fees have been excluded from the recorded investment of loans due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2021, there were no other real estate owned for residential real estate properties, as compared to $43 at December 31, 2020. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $763 and $1,097 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$3	$4,550
Commercial real estate:
Owner-occupied	—	1,195
Nonowner-occupied	—	115
Construction	—	131
Commercial and industrial	—	149
Consumer:
Automobile	122	61
Home equity	—	131
Other	46	31
Total	$171	$6,363

December 31, 2020	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$127	$5,256
Commercial real estate:
Owner-occupied	—	205
Nonowner-occupied	—	362
Construction	—	156
Commercial and industrial	15	149
Consumer:
Automobile	146	129
Home equity	—	210
Other	136	36
Total	$424	$6,503

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,161	$631	$867	$2,659	$279,070	$281,729
Commercial real estate:
Owner-occupied	93	—	1,185	1,278	73,278	74,556
Nonowner-occupied	184	—	115	299	176,476	176,775
Construction	12	—	—	12	32,598	32,610
Commercial and industrial	13	—	149	162	143,595	143,757
Consumer:
Automobile	706	141	175	1,022	52,391	53,413
Home equity	126	127	63	316	20,536	20,852
Other	251	95	76	422	63,802	64,224
Total	$2,546	$994	$2,630	$6,170	$841,746	$847,916

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,845	$496	$1,663	$5,004	$300,474	$305,478
Commercial real estate:
Owner-occupied	470	1,003	193	1,666	50,197	51,863
Nonowner-occupied	94	—	362	456	164,067	164,523
Construction	—	82	—	82	36,981	37,063
Commercial and industrial	1,112	11	164	1,287	156,405	157,692
Consumer:
Automobile	831	131	258	1,220	54,021	55,241
Home equity	204	81	113	398	19,595	19,993
Other	446	76	172	694	56,117	56,811
Total	$6,002	$1,880	$2,925	$10,807	$837,857	$848,664

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$1,471	$—	$1,471
Maturity extension at lower stated rate than market rate	310	—	310
Credit extension at lower stated rate than market rate	380	—	380
Nonowner-occupied
Credit extension at lower stated rate than market rate	387	—	387
Commercial and industrial:
Interest only payments	2,237	—	2,237

Total TDRs	$4,785	$—	$4,785

December 31, 2020	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
Interest only payments	$202	$—	$202
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	1,486	—	1,486
Maturity extension at lower stated rate than market rate	351	—	351
Credit extension at lower stated rate than market rate	384	—	384
Nonowner-occupied
Credit extension at lower stated rate than market rate	390	—	390
Commercial and industrial:
Interest only payments	4,400	—	4,400

Total TDRs	$7,213	$—	$7,213

The Company had no specific allocations in reserves to customers whose loan terms have been modified in TDRs at June 30, 2021 and December 31, 2020. At June 30, 2021, the Company had $3,263 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $1,100 at December 31, 2020.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
There were no TDR loan modifications that occurred during the three and six months ended June 30, 2021 and 2020 that impacted provision expense or the allowance for loan losses.

During the three and six months ended June 30, 2021 and 2020, the Company had no TDRs that experienced any payment defaults within twelve months following their loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and provided guidance on the modification of loans as a result of COVID-19, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they are less than 30 days past due on their contractual payments at the time of modification.  As of June 30, 2021, the Company had modified 709 loans related to COVID-19 with an outstanding loan balance of $133,993 that were not reported as TDRs.  As of June 30, 2021, the Company had 13 of these modified loans remaining that were related to COVID-19 with an outstanding loan balance of $183 that were not reported as TDRs in the tables presented above.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 11. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and ”classified” assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 11. The Company’s risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $1,000.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2021	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$69,324	$643	$4,589	$74,556
Nonowner-occupied	172,856	3,600	319	176,775
Construction	32,610	—	—	32,610
Commercial and industrial	139,151	1,959	2,647	143,757
Total	$413,941	$6,202	$7,555	$427,698

December 31, 2020	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$46,604	$669	$4,590	$51,863
Nonowner-occupied	160,324	3,629	570	164,523
Construction	37,063	—	—	37,063
Commercial and industrial	150,786	2,064	4,842	157,692
Total	$394,777	$6,362	$10,002	$411,141

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2021 and December 31, 2020:

June 30, 2021	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$53,230	$20,721	$64,147	$277,176	$415,274
Nonperforming	183	131	77	4,553	4,944
Total	$53,413	$20,852	$64,224	$281,729	$420,218

December 31, 2020	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$54,966	$19,783	$56,639	$300,095	$431,483
Nonperforming	275	210	172	5,383	6,040
Total	$55,241	$19,993	$56,811	$305,478	$437,523

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.07% of total loans were unsecured at June 30, 2021, down from 4.22% at December 31, 2020.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2021, the contract amounts of these instruments totaled approximately $86,927, compared to $88,456 at December 31, 2020.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2021 and December 31, 2020 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2021	$22,165	$2,139	$24,304
December 31, 2020	$24,665	$3,198	$27,863

Pursuant to collateral agreements with the FHLB, advances are secured by $274,680 in qualifying mortgage loans, $66,926 in commercial loans and $5,245 in FHLB stock at June 30, 2021.  Fixed-rate FHLB advances of $22,165 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.42% at June 30, 2021 and 2.40% at December 31, 2020.  There were no variable-rate FHLB borrowings at June 30, 2021.

NOTE 6 - OTHER BORROWED FUNDS (Continued)
At June 30, 2021, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $99,332 available on this line of credit at June 30, 2021.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $188,537 at June 30, 2021.  Of this maximum borrowing capacity, the Company had $99,332 available to use as additional borrowings.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of April 13, 2022, and have fixed rates of 1.00% and a year-to-date weighted average cost of 1.33% at June 30, 2021, as compared to 2.20% at December 31, 2020.  At June 30, 2021 there were four promissory notes payable by Ohio Valley to related parties totaling $2,139 as compared to six totaling $3,198 at December 31, 2020.  There were no promissory notes payable to other banks at June 30, 2021 and December 31, 2020, respectively.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $67,040 at June 30, 2021 and $76,740 at December 31, 2020.

Scheduled principal payments as of June 30, 2021:

	FHLB Borrowings	Promissory Notes	Totals

2021	$1,278	$1,639	$2,917
2022	2,541	500	3,041
2023	2,397	—	2,397
2024	2,101	—	2,101
2025	1,857	—	1,857
Thereafter	11,991	—	11,991
	$22,165	$2,139	$24,304

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 93.1% and 93.2% of total consolidated revenues for the quarters end June 30, 2021 and 2020, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

NOTE 7 – SEGMENT INFORMATION (Continued)
Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$9,727	$488	$10,215
Provision expense	—	27	27
Noninterest income	2,384	122	2,506
Noninterest expense	8,737	560	9,297
Tax expense	531	5	536
Net income	2,843	18	2,861
Assets	1,224,295	12,693	1,236,988

	Three Months Ended June 30, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$9,317	$478	$9,795
Provision expense	(400)	7	(393)
Noninterest income	2,201	48	2,249
Noninterest expense	9,049	553	9,602
Tax expense	579	(7)	572
Net income	2,290	(27)	2,263
Assets	1,091,377	11,618	1,102,995

	Six Months Ended June 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$19,281	$982	$20,263
Provision expense	(50)	25	(25)
Noninterest income	4,892	953	5,845
Noninterest expense	17,234	1,250	18,484
Tax expense	1,119	138	1,257
Net income	5,870	522	6,392
Assets	1,224,295	12,693	1,236,988

	Six Months Ended June 30, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$18,788	$1,011	$19,799
Provision expense	3,445	8	3,453
Noninterest income	5,688	1,003	6,691
Noninterest expense	17,815	1,306	19,121
Tax expense	504	147	651
Net income	2,712	553	3,265
Assets	1,091,377	11,618	1,102,995

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 3 months to 19 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases was as follows:

	As of June 30, 2021	As of December 31, 2020
Operating leases:
Operating lease right-of-use assets	$1,095	$880
Operating lease liabilities	1,095	880

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$39	$41	$78	$95
Short-term lease expense	8	8	16	16

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2021 are as follows:

Operating Leases
2021 (remaining)	$79
2022	157
2023	116
2024	95
2025	95
Thereafter	805
Total lease payments	1,347
Less: Imputed Interest	(252)
Total operating leases	$1,095

Other information was as follows:

	As of June 30, 2021	As of December 31, 2020
Weighted-average remaining lease term for operating leases	12.5 years	9.6 years
Weighted-average discount rate for operating leases	2.39%	2.79%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

IMPACT of COVID-19: COVID-19 has continued to cause significant disruption in the United States and international economies and financial markets. The primary markets served by the Company in southeastern Ohio and western West Virginia have been significantly impacted by COVID-19, which has changed the way we live and work. The actions taken by the Governors of the States of Ohio and West Virginia beginning in March of 2020 were imposed to mitigate the spread and lessen the public health impact of COVID-19. During this time, the Bank’s primary channels of serving our customers primarily consisted of drive-thru, mobile, and online banking services and appointment-only lobby services. We have leveraged our digital banking platform with our customers, and we have implemented company-wide remote working arrangements. In March 2021, the Company re-opened the lobbies of all the Bank’s financial service centers, stressing the importance of safety to its customers and employees.  In June 2021, COVID-19 related health order restrictions for Ohio and West Virginia were lifted, resulting in no mask requirements, no social distancing requirements, and no occupancy limits when inside facilities. However, with the recent rise in COVID-19 cases again, it is possible that our communities may consider further health order restrictions.  The Bank intends to comply with all health orders and will continue to encourage health and safety by allowing any employee, customer or vendor the option of wearing a mask if they so choose.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provides small businesses with funds to use for payroll and certain other expenses. The funds are provided in the form of loans that will be fully forgiven if certain criteria are met. In 2021, Congress amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until May 31, 2021. The Company has supported its clients who have experienced financial hardship due to COVID-19 through participation in the PPP, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

FINANCIAL RESULTS OVERVIEW: Net income totaled $2,861 during the second quarter of 2021, an increase of $598 over the same period of 2020. Earnings per share for the second quarter of 2021 finished at $.60 per share, compared to $.47 per share during the second quarter of 2020. The Company’s net income during the six months ended June 30, 2021 totaled $6,392, an increase of $3,127 over the same period of 2020. Earnings per share during the first six months of 2021 finished at $1.34 per share, compared to $.68 per share during the first six months of 2020. Higher earnings during both the quarterly and year-to-date periods were impacted by minimal provision expense recognized during both periods in 2021, as well as growth in net interest income and lower noninterest expenses. The impact of higher net earnings during 2021 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased to 1.06% at June 30, 2021, compared to 0.62% at June 30, 2020.  The Company’s net income to average equity ratio, or return on equity, also increased to 9.39% at June 30, 2021, compared to 5.07% at June 30, 2020.

During the three months ended June 30, 2021, net interest income increased $420, or 4.3%, over the same period in 2020.  During the six months ended June 30, 2021, net interest income increased $464, or 2.3%, over the same period in 2020. The increases were impacted by growth in average earning assets, which increased $145,346 and $157,803 during the three and six months ended June 30, 2021, compared to the same periods in 2020, respectively. Average earning asset growth came mostly from loan balance increases and higher balances maintained in the Company’s interest-bearing Federal Reserve clearing account. Growth in loans benefited from positive commercial loan demand in our markets, as well as the Company’s participation in the PPP to assist various businesses in our market during the pandemic. Higher Federal Reserve balances were the result of various stimulus payments received by customers. The earnings contribution from higher average earning assets was mostly offset by a decline in yields on earning assets, which led to a decline in the fully tax-equivalent (“FTE”) net interest margin, which decreased 36 basis points and 48 basis points during the three and six months ended June 30, 2021, compared to the same periods in 2020, respectively. The margin was negatively impacted by the actions of the Federal Reserve to reduce interest rates by 150 basis points in March 2020 due to concerns about the impact of COVID-19 on the economy. This has led to a sustained low-rate interest environment over the past year. The change in asset mix during 2020 and 2021 into more PPP loans and elevated deposits at the Federal Reserve has had a dilutive effect on the net interest margin, with PPP loans carrying a 1.0% interest rate and the rate on balances maintained at the Federal Reserve currently at 15 basis points.

During the three months ended June 30, 2021, the Company’s provision for loan loss totaled $27, an increase of $420 in provision expense when compared to the same period in 2020. The increase was primarily related to the reduction in specific reserves on collateral-dependent, impaired loans during the second quarter of 2020 that led to negative provision expense for that quarter. During the six months ended June 30, 2021, the Company experienced negative provision for loan loss, which contributed to a $3,478 decrease in provision expense when compared to the same period in 2020. The decrease from the prior year was largely impacted by the economic effects of the COVID-19 pandemic, which resulted in a higher general allocation of the allowance for loan losses during the first quarter of 2020. Based on declining economic conditions and increasing unemployment levels, management increased general reserves by $2,185 during the first half of 2020 to reflect higher anticipated losses due to the expected financial impact of COVID-19 on its customers.  Further impacting lower provision expense for the year was a $906 decrease in net charge-offs on loans that had not been specifically allocated for, primarily from the consumer and residential real estate loan portfolios.

During the three months ended June 30, 2021, noninterest income increased $257, or 11.4%, from the same period in 2020. The increase in quarterly noninterest revenue resulted primarily from higher interchange income on debit and credit card transactions and higher electronic refund check/electronic refund deposit (“ERC/ERD”) income, partially offset by lower mortgage banking revenue. During the six months ended June 30, 2021, noninterest income decreased $846, or 12.6%, from the same period in 2020. While lower mortgage banking income was a factor, the year-to-date decrease in noninterest revenue came primarily from proceeds of $2,000 received in a litigation settlement with a third-party during the first quarter of 2020.  As part of the settlement agreement, the Bank is processing a certain amount of tax items, which started in 2021 and will end in 2025. As a result, the Bank recognized $675 in ERC/ERD income during the first half of 2021, which included $135 being recognized during the second quarter of 2021. This, along with higher interchange income and tax preparation fees, combined with lower losses on other real estate owned, helped to partially offset the year-to-date decrease in noninterest income related to 2020’s litigation settlement proceeds and lower mortgage banking income.

During the three months ended June 30, 2021, noninterest expense decreased $305, or 3.2%, from the same period in 2020. During the six months ended June 30, 2021, noninterest expense decreased $637, or 3.3%, from the same period in 2020. The decreases were primarily related to the expense savings associated with a lower number of employees, which contributed to a $147 decrease in salaries and employee benefits expense from the prior quarter and a $332 decrease from the prior year.  The Company also experienced a decrease in professional fees during both periods in large part to lower legal fees associated with collecting troubled loans. Furthermore, other noninterest expense was down for the quarter and year, in large part due to lower incentives paid on customer deposit accounts. Partially offsetting the expense decreases were higher FDIC insurance, software, and occupancy and equipment costs during 2021.

The Company’s provision for income taxes decreased $36 during the three months ended June 30, 2021, and increased $606 during the six months ended June 30, 2021, compared to the same periods in 2020. This was largely due to the changes in taxable income affected by the factors mentioned above.

At June 30, 2021, total assets were $1,236,988, an increase of $50,056 from total assets of $1,186,932 at year-end 2020.  Higher assets were primarily impacted by increases in investment securities, which were up $61,058, or 49.9%, from year-end 2020. The growth in securities was related to investing the heightened deposit balances received during the first half of 2021 as a result of  the various stimulus payments received by customers.  The growth in assets from year-end 2020 was partially offset by a $12,365, or 10.0%, decrease in interest-bearing deposits with banks, primarily from the reinvestment of Federal Reserve Bank clearing account balances into securities. The loan portfolio was relatively stable from year-end 2020, experiencing decreases in the residential real estate segment (-7.8%) and commercial and industrial segment (-8.8%), partially offset by increases in the commercial real estate segment (+12.0%) and consumer loan segment (+4.9%).

At June 30, 2021, total liabilities were $1,097,564, up $46,956 from year-end 2020. Contributing most to this increase were higher deposit balances, which increased $51,351 from year-end 2020.  The increase was impacted mostly by customers receiving stimulus funds and their desire to preserve cash during this uncertain economic environment. The Company also utilized the excess funds to pay down a portion of its Federal Home Loan Bank borrowings, which contributed to a $3,559 decrease in other borrowed funds.

At June 30, 2021, total shareholders' equity was $139,424, up $3,100 since December 31, 2020.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2021 and December 31, 2020

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2021 compared to December 31, 2020.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2021, cash and cash equivalents were $125,240, a decrease of $13,063, or 9.4%, from December 31, 2020.  The decrease in cash and cash equivalents came mostly from lower interest-bearing deposits on hand with correspondent banks.  Over 86% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account, which decreased $12,475, or 10.3%, from year-end 2020. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. Prior to the second quarter of 2021, the clearing account balances had been increasing from year-end 2020, primarily from the investment of heightened deposit balances received during 2021 as a result of the pandemic environment. This was in relation to customers receiving stimulus funds from various government programs and their desire to preserve cash during this uncertain economic environment. Furthermore, several congressional acts led to the extension of the PPP loan program during the first half of 2021. Under the reopened PPP, commercial business customers received loan proceeds, which helped to generate higher levels of investable deposits during the first quarter of 2021.  During the second quarter of 2021, the Company utilized a portion of its clearing account balances and proceeds from the payoffs of PPP loans to reinvest in higher-yielding investment securities.  While this redeployment of assets reduced clearing account balances from year-end 2020, the shift into higher-yielding investment securities lowered the dilutive effect that higher clearing account balances was having on the net interest margin. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the first quarter of 2020, the rate associated with the Company’s Federal Reserve Bank clearing account decreased 150 basis points due to concerns about the impact of COVID-19 on the economy, resulting in a target federal funds rate range of 0% to 0.25%.  Although interest-bearing deposits in the Federal Reserve Bank are the Company's lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve balances are guaranteed by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

At June 30, 2021, the Company had $2,255 in certificates of deposit owned by the Captive, down from $2,500 at year-end 2020.  The deposits on hand at June 30, 2021 consist of ten certificates with remaining maturity terms ranging from less than 3 months up to 23 months.

Securities

The balance of total securities increased $61,058, or 49.9%, compared to year-end 2020.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $30,237, or 32.2%, from year-end 2020 and represented 67.9% of total investments at June 30, 2021.  During the first half of 2021, the Company redeployed a portion of its heightened excess deposits to purchase $50,732 in new Agency mortgage-backed securities, while receiving principal repayments of $18,682. The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also utilized a portion of excess deposits to purchase $17,832 in U.S. Government securities, as well as $12,899 in Agency securities, net of maturities, during the first half of 2021.  The shift from lower-yielding Federal Reserve Bank balances into higher-yielding securities has contributed positively to the net interest margin.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances were relatively stable at June 30, 2021 finishing at $847,916, a decrease of $748, or 0.1%, as compared to $848,664 at December 31, 2020.  The decrease in loans came primarily from the residential real estate and commercial and industrial portfolios, with increases coming from the total commercial real estate and consumer loan portfolios from year-end 2020.

The majority of the Company’s decrease in loans came from the residential real estate loan segment, which decreased $23,749, or 7.8%, from year-end 2020.  Although down, the residential real estate loan segment still comprises the largest portion of the Company’s overall loan portfolio at 33.2% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The decrease in residential real estate loans came largely from the Bank's warehouse lending volume. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. As mortgage refinancings reached their peak during the second half of 2020, the volume of warehouse lending balances have decreased to zero at June 30, 2021, as compared to $19,365 at December 31, 2020. Furthermore, the low rate environment has contributed to a shift into more long-term fixed-rate mortgages (up $555) and less short-term adjustable-rate mortgages (down $8,825) at June 30, 2021.

The Company’s commercial loan portfolio, consisting of commercial real estate and commercial and industrial loans, increased $16,557, or 4.0%, from year-end 2020. Contributing most to the increase were higher loan balances within the commercial real estate portfolio, increasing $30,492, or 12.0%, from year-end 2020.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at June 30, 2021 at 66.4%. Increases were largely from new originations of both owner-occupied and nonowner-occupied loan balances from year-end 2020.  In general, commercial real estate loan demand has been positive in the Company’s market areas, particularly in the counties of Pike and Athens in Ohio and Cabell County in West Virginia.

Increases in commercial real estate loans were partially offset by a $13,935, or 8.8%, decrease in the commercial and industrial portfolio from year-end 2020. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. The commercial and industrial segment also includes PPP loan balances that have had an impact on average earning asset growth in 2021. Although a second round of PPP loans were initiated by the Bank during the first quarter of 2021, the Bank experienced a $19,402 decrease in its PPP loan portfolio from year-end 2020. This was because the payoffs of PPP loans from the initial round of originations in 2020 completely offset the new PPP loan originations in 2021. PPP loans are forgiven by the SBA as long as the small business borrower meets certain criteria on the use of loan proceeds. As of June 30, 2021, all of the initial round of PPP originations from 2020 had been paid off. As a result, the Company’s PPP loans totaled $8,531 at June 30, 2021 as compared to $27,933 at year-end 2020.

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

The Company’s loan portfolio at June 30, 2021 was also impacted by higher consumer loan balances from year-end 2020, increasing $6,444, or 4.9%. This change was driven by an increase in unsecured loan balances. As part of the Company’s efforts to invest the heightened cash provided by the various stimulus programs, the Company purchased multiple pools of loans issued to healthcare professionals during the first half of 2021. In relation to the purchase of these loans, the other consumer loan segment increased $7,413, or 13.0%, from year-end 2020. Partially offsetting this increase was a decline in automobile loan balances.  Automobile loans represent the Company’s largest consumer loan segment at 38.6% of total consumer loans.  Automobile loans decreased primarily as a result of COVID-19 and the stay-at-home orders that resulted in limited automobile sales within the Company’s market areas during 2020. The pandemic environment continued to have a negative impact on consumer loan demand in 2021. Further limiting the volume of automobile loan originations were heightened incentives being offered from the captive auto finance companies in response to the pandemic. The remaining consumer loan portfolio increased $859, or 4.3%, from year-end 2020, from higher home equity lines of credit. The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure. However, the Company will place more emphasis on loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) with higher returns than auto loans.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Allowance for Loan Losses

The Company established a $6,799 allowance for loan losses at June 30, 2021, which represents a decrease from the $7,160 allowance at year-end 2020. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first half of 2021, the Company experienced a $421 decrease in its general allocations of the allowance for loan losses.  A lower historical loan loss factor and lower criticized and classified assets were the key factors to the year-to-date drop in general allocations. The historical loan loss factor decreased from 0.24% at year-end 2020 to 0.23% at June 30, 2021, while both the criticized and classified risk factors decreased as a result of various commercial loan upgrades from improvements in the financial performance of certain borrowers’ ability to repay their loans. This contributed to lower classified assets from year-end 2020, particularly within the commercial and industrial loan segment. Additionally, the Company’s delinquency levels decreased from year-end 2020, with nonperforming loans to total loans of 0.77% at June 30, 2021 compared to 0.82% at December 31, 2020, and lower nonperforming assets to total assets of 0.53% at June 30, 2021 compared to 0.59% at year-end 2020.

During the first quarter of 2020, the Company added a new risk factor to the evaluation of the allowance for loan losses pertaining to the COVID-19 pandemic. The risk factor was necessary to account for the changes in economic conditions resulting from increases in unemployment that would produce higher anticipated losses as a result of COVID-19. The general reserve allocation related to COVID-19 totaled $2,434 at June 30, 2021 as compared to $2,315 at December 31, 2020. While the Company has yet to experience any significant charge-offs related to COVID-19, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to impact the Company’s estimate of its allowance for loan losses and resulting provision expense going forward.

Decreases in general allocations were partially offset by a $60 increase in specific allocations from year-end 2020.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves was primarily related to the loan impairments of one borrower relationship during the first half of 2021.

The Company’s allowance for loan losses to total loans ratio finished at 0.80% at June 30, 2021 and 0.84% at year-end 2020.  Management believes that the allowance for loan losses at June 30, 2021 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with respect to COVID-19, are factors that could change, and management will make adjustments to the allowance for loan losses as needed. Asset quality will continue to remain a key focus of the Company, as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at June 30, 2021 increased $51,351, or 5.2%, from year-end 2020.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $41,552, or 6.1%, from year-end 2020, while noninterest-bearing deposits increased $9,799, or 3.1%, from year-end 2020. The Company attributes much of this increase to retention of proceeds from government stimulus programs, such as the PPP and consumer economic impact payments received, and a more cautious consumer.

The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2020, which increased $32,071, or 17.3%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio and Mason County, West Virginia market areas. Growth in interest-bearing deposits also came from savings deposits, which increased $15,975, or 13.3%, from year-end 2020, primarily from higher statement savings account balances impacted by the government stimulus proceeds previously mentioned. Interest-bearing deposit growth was partially offset by lower money market balances from year-end 2020, which decreased $3,963, or 2.4%. The deposit rate on the Company’s Prime Investment money market account was reduced during the first quarter of 2021 in response to decreasing market rates in 2020.  This contributed to a consumer shift from money market deposits into savings and noninterest-bearing deposit accounts.

Partially offsetting the increases in interest-bearing deposits were time deposit balances, which decreased $2,531, or 1.2%, from year-end 2020.  The decrease came from lower brokered and internet CD issuances as a result of the heightened liquidity position from year-end 2020.  The Company’s retail time deposits were up $1,366 from year-end 2020.

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

Other Borrowed Funds

Other borrowed funds were $24,304 at June 30, 2021, a decrease of $3,559, or 12.8%, from year-end 2020. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first and second quarters of 2021. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

Total shareholders' equity at June 30, 2021 increased $3,100, or 2.3%, to finish at $139,424, as compared to $136,324 at December 31, 2020. This was from year-to-date net income being partially offset by cash dividends paid and a decrease in net unrealized gain on available for sale securities.

Comparison of Results of Operations
For the Three and Six Months Ended
June 30, 2021 and 2020

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2021 compared to the same period in 2020. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended June 30, 2021, net interest income increased $420, or 4.3%, compared to the same period in 2020. During the six months ended June 30, 2021, net interest income increased $464, or 2.3%, compared to the same period in 2020. The increases during both periods were mostly attributable to higher average earning assets providing favorable increases to interest revenue being partially offset by a net interest margin compression in relation to decreases in market rates that contributed to lower earning asset yields.

Total interest and fee income recognized on the Company’s earning assets decreased $200, or 1.8%, during the second quarter of 2021, and decreased $859, or 3.7%, during the first half of 2021, compared to the same periods in 2020.  The quarterly and year-to-date decreases were impacted by interest and fees on loans, which decreased $77, or 0.7%, and $385, or 1.8%, during the three and six months ended June 30, 2021, compared to the same periods in 2020. These results were directly related to the decline in loan yields, which decreased from 5.41% to 5.05% when comparing the second quarters of 2020 to 2021, and decreased from 5.58% to 5.11% when comparing the first half of 2020 to 2021. Loan yields were impacted by interest rate reductions from the Federal Reserve Bank in March 2020. This trend of decreasing market rates led to lower yields on the Company’s loan portfolio and lower loan interest revenue. Partially offsetting the effects from lower loan yields was average growth in loans. Average loans for the second quarter of 2021 compared to the second quarter of 2020 increased $48,601, or 6.1%, while average loans for the first half of 2021 compared to the first half of 2020 increased $60,403, or 7.7%. These increases came mostly from the growing commercial loan demand within the Company’s market areas. Commercial loan growth was also impacted by the origination of PPP loans during 2020 and 2021. While PPP loans contributed to higher earning asset balances, they also had a dilutive effect to loan yields as a result of the 1% interest rate associated with each loan. These factors contributed to decreases of $191 and $861 in loan interest income during the three and six months ended June 30, 2021, compared to the same periods in 2020.

Loan revenue was positively impacted by loan fees, which increased $114 during the second quarter of 2021, and $476 during the first half of 2021, compared to the same periods in 2020. The increases were largely impacted by loan fees earned on the origination of government-guaranteed PPP loans, which increased $14 and $382 during the second quarter and first half of 2021, as a result of normal amortization and loan forgiveness.

During the three months ended June 30, 2021, interest income from interest-bearing deposits with banks increased $15, or 83.3%, when compared to the same period in 2020. During the six months ended June 30, 2021, interest income from interest-bearing deposits with banks decreased $119, or 66.1%, when compared to the same period in 2020.  These changes in interest revenue came primarily from the Company’s interest-bearing Federal Reserve Bank clearing account. The year-to-date decrease in interest income was primarily due to the interest rate tied to this interest-bearing clearing account, which was 0.15% at June 30, 2021 compared to 0.25% at June 30, 2020. The increase in liquidity from the surge in deposit liabilities allowed the Company to maintain higher average balances within the account, which increased $71,424 during the first half of 2021, compared to the same period in 2020. The quarterly increase in interest income was the result of a $59,566 increase in average clearing balances during the second quarter of 2021, as well as a more comparable quarterly interest rate tied to the account after the Federal Reserve reduced rates during the first quarter of 2020.

Total interest on securities decreased $126, or 18.9%, during the second quarter of 2021, and $332, or 24.9%, during the first half of 2021, compared to the same periods in 2020. The Company has taken opportunities to reinvest a portion of excess deposits into new U.S. Government, Agency and Agency mortgage-backed securities, contributing to a $25,528 increase in average securities during the first half of 2021 over the first half of 2020.  However, the increase in average securities was completely offset by a decline in securities yield of 87 basis points from 2.27% to 1.40%.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $620, or 38.7%, during the second quarter of 2021, and decreased $1,323, or 39.1%, during the first half of 2021, compared to the same periods in 2020. Interest expense decreased despite increases in average interest-bearing deposits of $73,358 during the second quarter of 2021, and $74,909 during the second half of 2021,  compared to the same periods in 2020. The converse relationship between increasing average interest-bearing liabilities to lower interest expense is related to the repricing efforts in a lower rate environment which drove down average costs during 2020. This included the rate reduction to the Company’s Prime Investment deposit account, which contributed to a $148 decrease in money market interest expense during the second quarter of 2021, and a $361 decrease during the first half of 2021, compared to the same periods in 2020.  Deposit expense was further impacted by lower CD rates, which have contributed to a $434 decrease in time deposit interest expense during the second quarter of 2021, and a $828 decrease during the first half of 2021, compared to the same periods in 2020.  As CD rates have repriced downward, the Company has benefited from lower interest expense on newly issued CDs at lower rates. As a result of the rate repricings on money market accounts and time deposits, the Company’s total weighted average costs on interest-bearing deposits has decreased by 44 basis points from 0.92% at June 30, 2020 to 0.48% at June 30, 2021.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2021, the Company’s second quarter net interest margin finished at 3.58%, compared to 2020’s second quarter net interest margin of 3.94%. The year-to-date net interest margin at June 30, 2021 finished at 3.65%, compared to 4.13% at June 30, 2020. The decreases in margin were largely impacted by the decreasing market rates that impacted lower earning asset yields primarily during 2020. Market rates were reduced at the end of the first quarter of 2020 because of the growing concern of the COVID-19 pandemic. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses

For the three months ended June 30, 2021, the Company’s provision expense increased $420, and for the six months ended June 30, 2021, provision expense decreased $3,478, compared to the same periods in 2020. The quarterly provision increase came primarily from the reduction in specific reserves on collateral-dependent, impaired loans during the second quarter of 2020, particularly within the commercial real estate and commercial and industrial loan portfolios. The year-to-date provision decrease was largely impacted by the addition of a new risk reserve allocation in 2020 that was less impactful in 2021.  As previously discussed, the Company’s general reserves during the first quarter of 2020 were significantly impacted by a $1,942 allocation of the allowance for loan losses as a result of the expected financial impact of COVID-19 on its customers. The allocation resulted in a corresponding entry to provision expense in March 2020. Further impacting lower provision expense was a $906 decrease in net loan charge-offs during the six months ended June 30, 2021, compared to the same period in 2020. This was primarily from lower charge-offs on loans that were not previously allocated for within the residential real estate and consumer loan portfolios.  Further contributing to lower provision expense were the impacts of lower general reserve allocations. During the first half of 2021, the Company decreased its general allocation from $7,160 at December 31, 2020 to $6,739 at June 30, 2021.  Conversely, this is compared to a $574 general allocation increase during the same period in 2020, excluding the COVID-19 risk factor. Lower general reserves have been affected by various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and a lower historical loan loss factor.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended June 30, 2021 increased $257, or 11.4%, when compared to the three months ended June 30, 2020. Conversely, noninterest income for the six months ended June 30, 2021 decreased $846, or 12.6%, when compared to the six months ended June 30, 2020. A significant factor to both period comparisons was from the proceeds received in a litigation settlement with a third-party in 2020. During the first quarter of 2020, the Bank entered into a settlement agreement related to the previously disclosed litigation the Bank had filed against a third-party tax software product provider for breach of contract. Under the settlement agreement, the third-party paid a $2,000 settlement payment to the Bank in March 2020, which was recorded as noninterest income.  As part of the settlement agreement, the Bank began earning revenue for the processing of a certain amount of tax items, which started in 2021 and will end in 2025. As a result, the Bank recognized $540 in ERC/ERD income during the first quarter of 2021, and $135 in ERC/ERD income during the second quarter of 2021.  This revenue also helped to partially offset the effects of the settlement proceeds received in 2020.

Noninterest revenue was also impacted by interchange income, which increased $243, or 26.1%, during the second quarter of 2021, and $350, or 18.7%, during the first half of 2021 compared to the same periods in 2020.  This was largely impacted by the economic stimulus proceeds received by customers due to the COVID-19 pandemic that increased consumer spending.

Tax preparation fee income also increased noninterest revenue during 2021.  As previously discussed, the Company changed its business model in 2020 for assessing fees related to tax refund advance loans. By charging for the tax preparation services, the Company recorded increases of $36 and $115 in tax preparation fee income for the second quarter and first half of 2021, compared to the same periods in 2020.

Lower losses on the sales of foreclosed assets also improved noninterest income during the first half of 2021. The Company experienced $83 in losses on the sale of valuation of foreclosed assets during the first half of 2020 compared to a $1 gain during the first half of 2021.  This was primarily from an adjustment to the fair value of one foreclosed commercial property during the first quarter of 2020. During the second  quarter of 2021, the Company recorded no gains or losses on OREO properties compared to an $18 gain from the second quarter of 2021.

Partially offsetting increases to noninterest revenue was lower mortgage banking income. Mortgage banking income is highly influenced by mortgage interest rates and housing market conditions.  With mortgage rates at record lows during 2020 impacted by the COVID-19 pandemic, the consumer demand to refinance long-term, fixed-rate real estate mortgages significantly increased. With the heavy volume of refinancing having slowed since 2020, the amount of loans sold during the three and six months ended June 30, 2021 has decreased from the volume of loan sales experienced during the same periods in 2020. As a result, mortgage banking income decreased $245, or 56.8%, during the second quarter of 2021, and decreased $156, or 29.9%, during the first half of 2021, compared to the same periods in 2020.

The remaining noninterest income categories increased $106, or 12.5%, during the second quarter of 2021, and $86, or 4.9%, during the first half of 2021, compared to the same periods in 2020. The increases were largely impacted by a $70 gain on the sale of a branch building in Jackson, Ohio. The building was sold in June 2021 and had been acquired as part of the merger with the Milton Banking Company in 2016.

Noninterest Expense

Noninterest expense during the second quarter of 2021 decreased $305, or 3.2% compared to the same period in 2020. Noninterest expense during the first half of 2021 decreased $637, or 3.3% compared to the same period in 2020. Contributing most to the decline in noninterest expense was salaries and employee benefits, which decreased $147, or 2.7%, and $332, or 3.1%, during the three and six months ended June 30, 2021, compared to the same periods in 2020. The expense savings can be related to a lower employee base, with the Bank’s average full-time equivalent employee base at 234 employees for June 30, 2021 compared to 244 employees at June 30, 2020. The impact of a lower employee base has more than offset the expense increases associated with annual merit increases in 2021.

Further impacting lower overhead costs were professional fees, which decreased $46, or 9.7%, during the second quarter of 2021, and $214, or 20.0%, during the first half of 2021, compared to the same periods in 2020. These decreases were largely from lower litigation costs related to a fewer number of bankruptcy-related loan cases in 2021 impacted by the COVID-19 pandemic environment.

Other noninterest expense also decreased $96, or 6.4%, during the second quarter of 2021, and $234, or 7.9%, during the first half of 2021, compared to the same periods in 2020.  This was primarily impacted by lower customer incentive expenses paid on deposit accounts and use of credit cards.

Decreases in noninterest expense were partially offset by an increase in FDIC assessment costs.  During 2020, the Bank had continued to utilize a portion of its remaining FDIC credits that had been issued in September 2019. The Bank’s FDIC assessments during the first half of 2020 were reduced by $115 in credits. At June 30, 2020, the Bank had fully exhausted all of its credits and did not recognize any premium expense discounts during the rest of 2020. This contributed to increases of $55 and $134 in assessment costs during the three and six months ended June 30, 2021, compared to the same periods in 2020.

Further impacting overhead costs were higher occupancy, furniture, equipment and software expenses, which were collectively up $29, or 2.6%, during the second quarter of 2021, and $166, or 7.5%, during the first half of 2021, compared the same periods in 2020. Building and equipment costs were driven by increases in depreciable assets associated with the new OVB On the Square facility.  Higher software costs were associated with the platform used to increase loan processing efficiencies.

The remaining noninterest expense categories decreased $100, or 9.5%, during the second quarter of 2021, and $157, or 7.9%, during the first half of 2021, compared to the same periods in 2020.  These decreases were impacted mostly from expense savings related to lower marketing, data processing and foreclosure costs.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the second quarters of 2021 and 2020, the Company’s asset yields were negatively impacted by market rate reductions related to COVID-19, which resulted in a greater decrease in yield on earning assets than the average cost on interest-bearing liabilities. However, average earning asset growth, including a composition shift from less Federal Reserve Bank balances to higher-yielding investment securities, helped to completely offset the negative effects from the net interest margin compression. Further positive contributions came from noninterest expense savings of 3.2% combined with noninterest revenue improvement of 11.4% for the quarter. As a result, the Company’s efficiency number decreased (improved) to 72.4% during the quarterly period ended June 30, 2021 compared to 79.0% during the same period in 2020. Comparing the first half of 2021 to the first half of 2020, average earning asset yields remained lower due to the reduction in market rates. Growth in average earning assets, higher loan fees, and redeploying excess Federal Reserve Bank balances into securities helped to generate a 2.3% increase in net interest income. Combining the net interest income improvement with the 3.3% savings in noninterest expense was enough to completely offset the 12.6% decrease in noninterest income. As a result, the Company’s efficiency number decreased (improved) to 70.2% during the first half of 2021 compared to 71.6% during the same period in 2020.

Provision for income taxes

The Company’s income tax provision decreased $36 during the three months ended June 30, 2021 compared to the same period in 2020.  The Company’s income tax provision increased $606 during the six months ended June 30, 2021 compared to the same period in 2020.  The change in tax expense corresponded directly to the change in associated taxable income during 2021 and 2020.

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

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of June 30, 2021, the Bank’s CBLR was 10.31%, and the Company’s CBLR was 11.28%.

Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

Cash dividends paid by the Company were $2,011 during the first half of 2021.  The year-to-date dividends paid totaled $0.42 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $299,961, represented 24.3% of total assets at June 30, 2021. The COVID-19 pandemic had a significant impact on higher levels of excess funds in 2021, which included customer deposits of stimulus monies from various government relief programs.  In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At June 30, 2021, the Bank could borrow an additional $99,332 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2021, this line had total availability of $57,773. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ohio Valley is not currently subject to any material legal proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2021.

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2021.

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

OHIO VALLEY BANC CORP.

Date:	August 16, 2021	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	August 16, 2021	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer