Form 10-Q
period 2021-09-30
OHIO VALLEY BANC CORP
filed 2021-11-15
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of common shares, without par value, of the registrant outstanding as of  November 15, 2021 was 4,770,877.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

ASSETS
Cash and noninterest-bearing deposits with banks	$14,328	$14,989
Interest-bearing deposits with banks	120,736	123,314
Total cash and cash equivalents	135,064	138,303

Certificates of deposit in financial institutions	2,500	2,500
Securities available for sale	173,448	112,322
Securities held to maturity (estimated fair value: 2021 - $9,949; 2020 - $10,344)	9,753	10,020
Restricted investments in bank stocks	7,265	7,506

Total loans	845,733	848,664
Less: Allowance for loan losses	(6,664)	(7,160)
Net loans	839,069	841,504

Premises and equipment, net	20,811	21,312
Premises and equipment held for sale, net	441	637
Other real estate owned, net	—	49
Accrued interest receivable	3,118	3,319
Goodwill	7,319	7,319
Other intangible assets, net	74	112
Bank owned life insurance and annuity assets	37,078	35,999
Operating lease right-of-use asset, net	1,235	880
Other assets	8,203	5,150
Total assets	$1,245,378	$1,186,932

LIABILITIES
Noninterest-bearing deposits	$331,195	$314,777
Interest-bearing deposits	720,480	678,962
Total deposits	1,051,675	993,739

Other borrowed funds	23,285	27,863
Subordinated debentures	8,500	8,500
Operating lease liability	1,235	880
Accrued liabilities	19,753	19,626
Total liabilities	1,104,448	1,050,608

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 5,447,185 shares issued)	5,447	5,447
Additional paid-in capital	51,165	51,165
Retained earnings	99,400	92,988
Accumulated other comprehensive income	1,088	2,436
Treasury stock, at cost (2021 - 676,308 shares, 2020 - 659,739 shares)	(16,170)	(15,712)
Total shareholders’ equity	140,930	136,324
Total liabilities and shareholders’ equity	$1,245,378	$1,186,932

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Interest and dividend income:
Loans, including fees	$10,522	$10,877	$31,649	$32,389
Securities
Taxable	527	535	1,411	1,723
Tax exempt	61	73	180	220
Dividends	58	58	174	188
Interest-bearing deposits with banks	50	20	111	200
Other Interest	8	11	26	38
	11,226	11,574	33,551	34,758

Interest expense:
Deposits	692	1,274	2,374	4,150
Other borrowed funds	136	174	436	561
Subordinated debentures	39	44	119	166
	867	1,492	2,929	4,877
Net interest income	10,359	10,082	30,622	29,881
Provision for loan losses	(93)	(2)	(118)	3,451
Net interest income after provision for loan losses	10,452	10,084	30,740	26,430

Noninterest income:
Service charges on deposit accounts	514	423	1,309	1,249
Trust fees	70	64	212	193
Income from bank owned life insurance and annuity assets	253	207	701	616
Mortgage banking income	179	445	544	966
Electronic refund check / deposit fees	—	—	675	—
Debit / credit card interchange income	1,237	1,130	3,460	3,003
Gain (loss) on other real estate owned	—	(1)	1	(84)
Tax preparation fees	3	9	752	643
Litigation settlement	—	—	—	2,000
Other	356	157	803	539
	2,612	2,434	8,457	9,125
Noninterest expense:
Salaries and employee benefits	5,476	5,973	16,025	16,854
Occupancy	483	481	1,415	1,362
Furniture and equipment	287	284	852	824
Professional fees	425	525	1,282	1,596
Marketing expense	128	306	664	867
FDIC insurance	84	69	242	93
Data processing	667	538	1,902	1,841
Software	464	318	1,347	1,111
Foreclosed assets	10	38	32	117
Amortization of intangibles	11	14	38	48
Other	1,434	1,345	4,154	4,299
	9,469	9,891	27,953	29,012

Income before income taxes	3,595	2,627	11,244	6,543
Provision for income taxes	559	333	1,816	984

NET INCOME	$3,036	$2,294	$9,428	$5,559

Earnings per share	$0.63	$0.48	$1.97	$1.16

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net Income	$3,036	$2,294	$9,428	$5,559

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(85)	(267)	(1,706)	2,755
Related tax (expense) benefit	18	56	358	(579)
Total other comprehensive income (loss), net of tax	(67)	(211)	(1,348)	2,176

Total comprehensive income	$2,969	$2,083	$8,080	$7,735

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2021	$5,447	$51,165	$97,369	$1,155	$(15,712)	$139,424
Net income	—	—	3,036	—	—	3,036
Other comprehensive loss, net	—	—	—	(67)	—	(67)
Cash dividends, $0.21 per share	—	—	(1,005)	—	—	(1,005)
Shares acquired for treasury, 16,569 shares	—	—	—	—	(458)	(458)
Balance at September 30, 2021	$5,447	$51,165	$99,400	$1,088	$(16,170)	$140,930

Balance at July 1, 2020	$5,447	$51,165	$88,006	$2,915	$(15,712)	$131,821
Net income	—	—	2,294	—	—	2,294
Other comprehensive loss, net	—	—	—	(211)	—	(211)
Cash dividends, $0.21 per share	—	—	(1,006)	—	—	(1,006)
Balance at September 30, 2020	$5,447	$51,165	$89,294	$2,704	$(15,712)	$132,898

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2021	$5,447	$51,165	$92,988	$2,436	$(15,712)	$136,324
Net income	—	—	9,428	—	—	9,428
Other comprehensive income, net	—	—	—	(1,348)	—	(1,348)
Cash dividends, $0.63 per share	—	—	(3,016)	—	—	(3,016)
Shares acquired for treasury, 16,569 shares	—	—	—	—	(458)	(458)
Balance at September 30, 2021	$5,447	$51,165	$99,400	$1,088	$(16,170)	$140,930

Balance at January 1, 2020	$5,447	$51,165	$86,751	$528	$(15,712)	$128,179
Net income	—	—	5,559	—	—	5,559
Other comprehensive income, net	—	—	—	2,176	—	2,176
Cash dividends, $0.63 per share	—	—	(3,016)	—	—	(3,016)
Balance at September 30, 2020	$5,447	$51,165	$89,294	$2,704	$(15,712)	$132,898

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2021	2020

Net cash provided by operating activities:	$8,080	$7,530

Investing activities:
Proceeds from maturities of securities available for sale	32,814	23,344
Purchases of securities available for sale	(96,240)	(25,884)
Proceeds from maturities of securities held to maturity	1,586	328
Purchase of securities held to maturity	(1,341)	—
Proceeds from maturities of certificates of deposit in financial institutions	735	735
Purchase of certificates of deposit in financial institutions	(735)	(1,120)
Redemptions of federal home loan bank stock	241	—
Net change in loans	2,548	(82,347)
Proceeds from sale of other real estate owned	49	446
Purchases of premises and equipment	(797)	(3,101)
Disposals of premises and equipment	486	—
Purchases of bank owned life insurance and annuity assets	(550)	(4,583)
Net cash (used in) investing activities	(61,204)	(92,182)

Financing activities:
Change in deposits	57,937	123,536
Cash dividends	(3,016)	(3,016)
Purchases of treasury stock	(458)	—
Proceeds from Federal Home Loan Bank borrowings	600	—
Repayment of Federal Home Loan Bank borrowings	(4,118)	(3,994)
Change in other long-term borrowings	—	(406)
Change in other short-term borrowings	(1,060)	(270)
Net cash provided by financing activities	49,885	115,850

Change in cash and cash equivalents	(3,239)	31,198
Cash and cash equivalents at beginning of period	138,303	52,356
Cash and cash equivalents at end of period	$135,064	$83,554

Supplemental disclosure:
Cash paid for interest	$3,525	$5,117
Cash paid for income taxes	2,400	1,950
Transfers from loans to other real estate owned	—	86
Proceeds from bank owned life insurance and annuity assets not settled	173	—

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
These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2021, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2021.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2020 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.
The consolidated financial statements for 2020 have been reclassified to conform to the presentation for 2021.  These reclassifications had no effect on net income or shareholders’ equity.

CURRENT EVENTS:  In March 2020, the World Health Organization declared the outbreak of the coronavirus (“COVID-19”) as a global pandemic. COVID-19 has continued to negatively impact the global economy, disrupt global supply chains, create volatility, disrupt financial markets, and increase unemployment levels.

The continued financial impact of COVID-19 depends largely on the actions taken by governmental authorities and other third parties. In addition, COVID-19 may continue to adversely impact several industries within our geographic footprint for some time and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, liquidity, financial condition, and results of operations. These effects may include an increase in the Company’s allowance for loan losses and valuation impairments on the Company’s securities, impaired loans, goodwill, other real estate owned, and interest rate swap agreements.

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

The Bank also originates long-term, fixed-rate mortgage loans, with full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value.  As of September 30, 2021, there were $858 in loans held for sale by the Bank, as compared to $70 in loans held for sale at December 31, 2020.

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

At September 30, 2021, there were no changes to the accounting policies or methodologies within any of the Company’s loan portfolio segments from the prior period.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,783,886 and 4,787,446 for the three months ended September 30, 2021 and 2020, respectively.  The weighted average common shares outstanding were 4,786,246 and 4,787,446 for the nine months ended September 30,2021 and 2020, respectively.  Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to replace the current “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model.  These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The Bank's CECL steering committee has developed a CECL model and is evaluating the source data, various credit loss methodologies and model results in relation to the new ASU guidance.  Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.  Management expects the adoption will result in a material increase to the allowance for loan losses balance.  For SEC filers who are smaller reporting companies, such as the Company, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	—	$17,724	—
U.S. Government sponsored entity securities	—	29,992	—
Agency mortgage-backed securities, residential	—	125,732	—
Interest rate swap derivatives	—	699	—

Liabilities:
Interest rate swap derivatives	—	(699)	—

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government sponsored entity securities	—	$18,153	—
Agency mortgage-backed securities, residential	—	94,169	—
Interest rate swap derivatives	—	928	—

Liabilities:
Interest rate swap derivatives	—	(928)	—

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

Assets and Liabilities Measured on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.

There was no other real estate owned that was measured at fair value less costs to sell at September 30, 2021 and December 31, 2020. There were no corresponding write downs during the three and nine months ended September 30, 2021 and 2020.

There was no quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amounts and estimated fair values of financial instruments at September 30, 2021 and December 31, 2020 are as follows:

	Carrying	Fair Value Measurements at September 30, 2021 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$135,064	$135,064	$—	$—	$135,064
Certificates of deposit in financial institutions	2,500	—	2,500	—	2,500
Securities available for sale	173,448	—	173,448	—	173,448
Securities held to maturity	9,753	—	5,993	3,956	9,949
Loans, net	839,069	—	—	836,161	836,161
Interest rate swap derivatives	699	—	699	—	699
Accrued interest receivable	3,118	—	444	2,674	3,118

Financial liabilities:
Deposits	1,051,675	331,195	721,283	—	1,052,478
Other borrowed funds	23,285	—	24,442	—	24,442
Subordinated debentures	8,500	—	5,522	—	5,522
Interest rate swap derivatives	699	—	699	—	699
Accrued interest payable	503	1	502	—	503

	Carrying	Fair Value Measurements at December 31, 2020 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$138,303	$138,303	$—	$—	$138,303
Certificates of deposit in financial institutions	2,500	—	2,500	—	2,500
Securities available for sale	112,322	—	112,322	—	112,322
Securities held to maturity	10,020	—	4,989	5,355	10,344
Loans, net	841,504	—	—	837,387	837,387
Interest rate swap derivatives	928	—	928	—	928
Accrued interest receivable	3,319	—	283	3,036	3,319

Financial liabilities:
Deposits	993,739	314,777	680,904	—	995,681
Other borrowed funds	27,863	—	29,807	—	29,807
Subordinated debentures	8,500	—	5,556	—	5,556
Interest rate swap derivatives	928	—	928	—	928
Accrued interest payable	1,100	1	1,099	—	1,100

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
U.S. Government securities	$17,800	$—	$(76)	$17,724
U.S. Government sponsored entity securities	29,980	171	(159)	29,992
Agency mortgage-backed securities, residential	124,291	1,960	(519)	125,732
Total securities	$172,071	$2,131	$(754)	$173,448

December 31, 2020
U.S. Government sponsored entity securities	$17,814	$339	$—	$18,153
Agency mortgage-backed securities, residential	91,425	2,748	(4)	94,169
Total securities	$109,239	$3,087	$(4)	$112,322

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2021
Obligations of states and political subdivisions	$9,751	$232	$(36)	$9,947
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$9,753	$232	$(36)	$9,949

December 31, 2020
Obligations of states and political subdivisions	$10,018	$324	$—	$10,342
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$10,020	$324	$—	$10,344

The amortized cost and estimated fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,001	$4,037	$1,093	$1,117
Due in over one to five years	11,187	11,266	3,752	3,863
Due in over five to ten years	32,592	32,413	4,579	4,648
Due after ten years	—	—	327	319
Agency mortgage-backed securities, residential	124,291	125,732	2	2
Total debt securities	$172,071	$173,448	$9,753	$9,949

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$17,724	$(76)	$—	$—	$17,724	$(76)
U.S. Government sponsored entity securities	17,340	(159)	—	—	17,340	(159)
Agency mortgage-backed securities,
residential	66,278	(519)	—	—	66,278	(519)
Total available for sale	$101,342	$(754)	$—	$—	$101,342	$(754)

December 31, 2020	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
Agency mortgage-backed securities,
residential	$14,517	$(4)	$—	$—	$14,517	$(4)
Total available for sale	$14,517	$(4)	$—	$—	$14,517	$(4)

September 30, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$1,621	$(36)	$—	$—	$1,621	$(36)
Total held to maturity	$1,621	$(36)	$—	$—	$1,621	$(36)

There were no sales of investment securities during the three and nine months ended September 30, 2021 or 2020. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities were of high credit quality as of September 30, 2021, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2021 and December 31, 2020 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

	September 30, 2021	December 31, 2020

Residential real estate	$280,104	$305,478
Commercial real estate:
Owner-occupied	74,340	51,863
Nonowner-occupied	174,627	164,523
Construction	33,605	37,063
Commercial and industrial	144,154	157,692
Consumer:
Automobile	53,022	55,241
Home equity	21,521	19,993
Other	64,360	56,811
	845,733	848,664
Less: Allowance for loan losses	(6,664)	(7,160)

Loans, net	$839,069	$841,504

Commercial and industrial loans include $5,611 of loans originated under the PPP at September 30, 2021.  These loans are guaranteed by the SBA.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021 and 2020:

September 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,088	$2,532	$1,746	$1,433	$6,799
Provision for loan losses	(34)	10	(263)	194	(93)
Loans charged off	(49)	(63)	(25)	(280)	(417)
Recoveries	40	115	113	107	375
Total ending allowance balance	$1,045	$2,594	$1,571	$1,454	$6,664

September 30, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,024	$2,700	$1,649	$1,608	$7,981
Provision for loan losses	(275)	(98)	230	141	(2)
Loans charged-off	(90)	—	(96)	(398)	(584)
Recoveries	110	15	44	166	335
Total ending allowance balance	$1,769	$2,617	$1,827	$1,517	$7,730

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2021 and 2020:

September 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,480	$2,431	$1,776	$1,473	$7,160
Provision for loan losses	(443)	121	(260)	464	(118)
Loans charged-off	(75)	(115)	(96)	(879)	(1,165)
Recoveries	83	157	151	396	787
Total ending allowance balance	$1,045	$2,594	$1,571	$1,454	$6,664

September 30, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,250	$1,928	$1,447	$1,647	$6,272
Provision for loan losses	715	1,131	505	1,100	3,451
Loans charged-off	(340)	(516)	(185)	(1,677)	(2,718)
Recoveries	144	74	60	447	725
Total ending allowance balance	$1,769	$2,617	$1,827	$1,517	$7,730

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2021 and December 31, 2020:

September 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$34	$34
Collectively evaluated for impairment	1,045	2,594	1,571	1,420	6,630
Total ending allowance balance	$1,045	$2,594	$1,571	$1,454	$6,664

Loans:
Loans individually evaluated for impairment	$—	$5,479	$3,850	$79	$9,408
Loans collectively evaluated for impairment	280,104	277,093	140,304	138,824	836,325
Total ending loans balance	$280,104	$282,572	$144,154	$138,903	$845,733

December 31, 2020	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,480	2,431	1,776	1,473	7,160
Total ending allowance balance	$1,480	$2,431	$1,776	$1,473	$7,160

Loans:
Loans individually evaluated for impairment	$411	$5,845	$4,686	$84	$11,026
Loans collectively evaluated for impairment	305,067	247,604	153,006	131,961	837,638
Total ending loans balance	$305,478	$253,449	$157,692	$132,045	$848,664

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2021 and December 31, 2020:

September 30, 2021	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Consumer:
Other	$48	$48	$34
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,108	5,093	—
Nonowner-occupied	386	386	—
Commercial and industrial	3,850	3,850	—
Consumer:
Home equity	31	31	—
Total	$9,423	$9,408	$34

December 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:	$—	$—	$—
With no related allowance recorded:
Residential real estate	418	411	—
Commercial real estate:
Owner-occupied	5,256	5,256	—
Nonowner-occupied	632	589	—
Commercial and industrial	4,686	4,686	—
Consumer:
Home equity	34	34	—
Other	50	50	—
Total	$11,076	$11,026	$—

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Consumer:
Other	$49	$1	$1	$49	$2	$2
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,128	74	74	5,183	239	239
Nonowner-occupied	386	7	7	388	21	21
Commercial and industrial	3,174	111	111	3,586	200	200
Consumer:
Home equity	32	1	1	33	2	2
Total	$8,769	$194	$194	$9,239	$464	$464

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Nonowner-occupied	$242	$—	$—	$242	$—	$—
With no related allowance recorded:
Residential real estate	420	7	7	426	15	15
Commercial real estate:
Owner-occupied	3,161	23	23	2,957	124	124
Nonowner-occupied	753	15	15	772	39	39
Commercial and industrial	2,807	20	20	3,543	149	149
Consumer:
Home equity	444	3	3	415	12	12
Total	$7,827	$68	$68	$8,355	$339	$339

Accrued interest and net deferred loan fees have been excluded from the recorded investment of loans due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2021, there were no other real estate owned for residential real estate properties, as compared to $43 at December 31, 2020. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $415 and $1,097 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2021 and December 31, 2020:

September 30, 2021	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$2	$4,081
Commercial real estate:
Owner-occupied	—	1,095
Nonowner-occupied	—	83
Construction	—	155
Commercial and industrial	—	149
Consumer:
Automobile	135	134
Home equity	—	132
Other	99	27
Total	$236	$5,856

December 31, 2020	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$127	$5,256
Commercial real estate:
Owner-occupied	—	205
Nonowner-occupied	—	362
Construction	—	156
Commercial and industrial	15	149
Consumer:
Automobile	146	129
Home equity	—	210
Other	136	36
Total	$424	$6,503

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2021 and December 31, 2020:

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,149	$669	$701	$3,519	$276,585	$280,104
Commercial real estate:
Owner-occupied	20	—	180	200	74,140	74,340
Nonowner-occupied	100	—	83	183	174,444	174,627
Construction	37	—	33	70	33,535	33,605
Commercial and industrial	13	—	149	162	143,992	144,154
Consumer:
Automobile	554	138	242	934	52,088	53,022
Home equity	29	81	110	220	21,301	21,521
Other	527	24	126	677	63,683	64,360
Total	$3,429	$912	$1,624	$5,965	$839,768	$845,733

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,845	$496	$1,663	$5,004	$300,474	$305,478
Commercial real estate:
Owner-occupied	470	1,003	193	1,666	50,197	51,863
Nonowner-occupied	94	—	362	456	164,067	164,523
Construction	—	82	—	82	36,981	37,063
Commercial and industrial	1,112	11	164	1,287	156,405	157,692
Consumer:
Automobile	831	131	258	1,220	54,021	55,241
Home equity	204	81	113	398	19,595	19,993
Other	446	76	172	694	56,117	56,811
Total	$6,002	$1,880	$2,925	$10,807	$837,857	$848,664

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of September 30, 2021 and December 31, 2020:

September 30, 2021	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$1,463	$—	$1,463
Maturity extension at lower stated rate than market rate	289	—	289
Credit extension at lower stated rate than market rate	377	—	377
Nonowner-occupied
Credit extension at lower stated rate than market rate	386	—	386
Commercial and industrial:
Interest only payments	1,622	—	1,622

Total TDRs	$4,137	$—	$4,137

December 31, 2020	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
Interest only payments	$202	$—	$202
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	1,486	—	1,486
Maturity extension at lower stated rate than market rate	351	—	351
Credit extension at lower stated rate than market rate	384	—	384
Nonowner-occupied
Credit extension at lower stated rate than market rate	390	—	390
Commercial and industrial:
Interest only payments	4,400	—	4,400

Total TDRs	$7,213	$—	$7,213

The Company had no specific allocations in reserves to customers whose loan terms have been modified in TDRs at September 30, 2021 and December 31, 2020. At September 30, 2021, the Company had $3,878 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $1,100 at December 31, 2020.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
There were no new TDR loan modifications that occurred during the three and nine months ended September 30, 2021 and 2020, which resulted in no impact to provision expense or the allowance for loan losses.

During the three and nine months ended September 30, 2021 and 2020, the Company had no TDRs that experienced any payment defaults within twelve months following their loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and provided guidance on the modification of loans as a result of COVID-19, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they are less than 30 days past due on their contractual payments at the time of modification.  As of September 30, 2021, the Company had modified 674 loans related to COVID-19 with an outstanding loan balance of $130,365 that were not reported as TDRs.  As of September 30, 2021, the Company had 18 of those modified loans still operating under their deferral terms that were related to COVID-19 with an outstanding loan balance of $156 that were not reported as TDRs in the tables presented above.

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

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2021	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$70,971	$631	$2,738	$74,340
Nonowner-occupied	172,341	2,003	283	174,627
Construction	33,605	—	—	33,605
Commercial and industrial	138,498	1,905	3,751	144,154
Total	$415,415	$4,539	$6,772	$426,726

December 31, 2020	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$46,604	$669	$4,590	$51,863
Nonowner-occupied	160,324	3,629	570	164,523
Construction	37,063	—	—	37,063
Commercial and industrial	150,786	2,064	4,842	157,692
Total	$394,777	$6,362	$10,002	$411,141

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2021 and December 31, 2020:

September 30, 2021	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$52,753	$21,389	$64,234	$276,021	$414,397
Nonperforming	269	132	126	4,083	4,610
Total	$53,022	$21,521	$64,360	$280,104	$419,007

December 31, 2020	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$54,966	$19,783	$56,639	$300,095	$431,483
Nonperforming	275	210	172	5,383	6,040
Total	$55,241	$19,993	$56,811	$305,478	$437,523

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.10% of total loans were unsecured at September 30, 2021, down from 4.22% at December 31, 2020.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2021, the contract amounts of these instruments totaled approximately $89,645, compared to $88,456 at December 31, 2020.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2021 and December 31, 2020 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2021	$21,147	$2,138	$23,285
December 31, 2020	$24,665	$3,198	$27,863

Pursuant to collateral agreements with the FHLB, advances are secured by $272,922 in qualifying mortgage loans, $73,204 in commercial loans and $5,125 in FHLB stock at September 30, 2021.  Fixed-rate FHLB advances of $21,147 mature through 2042 and have interest rates ranging from 1.53% to 3.31% and a year-to-date weighted average cost of 2.40% at September 30, 2021 and December 31, 2020, respectively.  There were no variable-rate FHLB borrowings at September 30, 2021.

NOTE 6 - OTHER BORROWED FUNDS (Continued)
At September 30, 2021, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at September 30, 2021.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $195,703 at September 30, 2021.  Of this maximum borrowing capacity, the Company had $109,438 available to use as additional borrowings, of which $100,000 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of April 13, 2022, and have fixed rates of 1.00% and a year-to-date weighted average cost of 1.24% at September 30, 2021, as compared to 2.20% at December 31, 2020.  At September 30, 2021 there were four promissory notes payable by Ohio Valley to related parties totaling $2,138 as compared to six totaling $3,198 at December 31, 2020.  There were no promissory notes payable to other banks at September 30, 2021 and December 31, 2020, respectively.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $65,118 at September 30, 2021 and $76,740 at December 31, 2020.

Scheduled principal payments as of September 30, 2021:

	FHLB Borrowings	Promissory Notes	Totals

2021	$735	$1,638	$2,373
2022	2,497	500	2,997
2023	2,352	—	2,352
2024	2,062	—	2,062
2025	1,824	—	1,824
Thereafter	11,677	—	11,677
	$21,147	$2,138	$23,285

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 94.0% of total consolidated revenues for the quarters end September 30, 2021 and 2020, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

NOTE 7 – SEGMENT INFORMATION (Continued)
Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$9,843	$516	$10,359
Provision expense	(100)	7	(93)
Noninterest income	2,582	30	2,612
Noninterest expense	8,861	608	9,469
Tax expense	574	(15)	559
Net income	3,090	(54)	3,036
Assets	1,232,353	13,025	1,245,378

	Three Months Ended September 30, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$9,562	$520	$10,082
Provision expense	—	(2)	(2)
Noninterest income	2,385	49	2,434
Noninterest expense	9,295	596	9,891
Tax expense	339	(6)	333
Net income	2,313	(19)	2,294
Assets	1,126,202	11,736	1,137,938

	Nine Months Ended September 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$29,124	$1,498	$30,622
Provision expense	(150)	32	(118)
Noninterest income	7,474	983	8,457
Noninterest expense	26,095	1,858	27,953
Tax expense	1,693	123	1,816
Net income	8,960	468	9,428
Assets	1,232,353	13,025	1,245,378

	Nine Months Ended September 30, 2020
	Banking	Consumer Finance	Total Company
Net interest income	$28,350	$1,531	$29,881
Provision expense	3,445	6	3,451
Noninterest income	8,073	1,052	9,125
Noninterest expense	27,110	1,902	29,012
Tax expense	843	141	984
Net income	5,025	534	5,559
Assets	1,126,202	11,736	1,137,938

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 19 months to 20 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases was as follows:

	As of September 30, 2021	As of December 31, 2020
Operating leases:
Operating lease right-of-use assets	$1,235	$880
Operating lease liabilities	1,235	880

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$41	$32	$119	$127
Short-term lease expense	8	7	24	23

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2021 are as follows:

Operating Leases
2021 (remaining)	$42
2022	168
2023	127
2024	106
2025	106
Thereafter	973
Total lease payments	1,522
Less: Imputed Interest	(287)
Total operating leases	$1,235

Other information was as follows:

	As of September 30, 2021	As of December 31, 2020
Weighted-average remaining lease term for operating leases	13.9 years	9.6 years
Weighted-average discount rate for operating leases	2.29%	2.79%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the Coronavirus (“COVID-19”) pandemic, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of COVID-19 on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market; the effects of various governmental responses to COVID-19; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

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

IMPACT of COVID-19: COVID-19 has caused significant disruption in the United States and international economies and financial markets. The primary markets served by the Company in southeastern Ohio and western West Virginia were significantly impacted by COVID-19, which changed the way we live and work. The continued effects of COVID-19 on the economy, supply chains, financial markets, unemployment levels, businesses and our customers is unknown and unpredictable.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provides small businesses with funds to use for payroll and certain other expenses. The funds were provided in the form of loans that will be fully forgiven if certain criteria are met. In 2021, Congress amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until May 31, 2021. The Company supported its clients who experienced financial hardship due to COVID-19 through participation in the PPP, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

FINANCIAL RESULTS OVERVIEW: Net income totaled $3,036 during the third quarter of 2021, an increase of $742 over the same period of 2020. Earnings per share for the third quarter of 2021 finished at $.63 per share, compared to $.48 per share during the third quarter of 2020. The Company’s net income during the nine months ended September 30, 2021 totaled $9,428, an increase of $3,869 over the same period of 2020. Earnings per share during the first nine months of 2021 finished at $1.97 per share, compared to $1.16 per share during the first nine months of 2020. Higher earnings during both the quarterly and year-to-date periods were impacted by minimal provision expense recognized during both periods in 2021, as well as growth in net interest income and lower noninterest expenses. The impact of higher net earnings during 2021 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased to 1.03% at September 30, 2021, compared to 0.69% at September 30, 2020.  The Company’s net income to average equity ratio, or return on equity, also increased to 9.13% at September 30, 2021, compared to 5.70% at September 30, 2020.

During the three months ended September 30, 2021, net interest income increased $277, or 2.7%, over the same period in 2020.  During the nine months ended September 30, 2021, net interest income increased $741, or 2.5%, over the same period in 2020. The increases were impacted by growth in average earning assets, which increased $120,249 and $145,233 during the three and nine months ended September 30, 2021, compared to the same periods in 2020, respectively. Average earning asset growth came mostly from increases in loans and investment securities, as well as higher balances maintained in the Company’s interest-bearing Federal Reserve clearing account. Growth in loans benefited from positive commercial loan demand in our markets, as well as the Company’s participation in the PPP to assist various businesses in our market during the pandemic. Growth in investment securities and Federal Reserve balances came from excess deposits impacted by the various stimulus payments received by customers. The earnings contribution from higher average earning assets was mostly offset by a decline in the fully tax-equivalent (“FTE”) net interest margin, which decreased 31 basis points and 42 basis points during the three and nine months ended September 30, 2021, compared to the same periods in 2020, respectively. The margin was negatively impacted by the actions of the Federal Reserve to reduce interest rates by 150 basis points in March 2020 due to concerns about the impact of COVID-19 on the economy. This has led to a sustained low-rate interest environment over the past year. The change in asset mix during 2020 and 2021 into more PPP loans and elevated deposits at the Federal Reserve has had a dilutive effect on the net interest margin, with PPP loans carrying a 1.0% interest rate and the rate on balances maintained at the Federal Reserve currently at 15 basis points.

During the three and nine months ended September 30, 2021, the Company experienced negative provision for loan loss, which contributed to a $91 and $3,569 decrease in provision expense when compared to the same periods in 2020, respectively. The decreases in provision expense from 2020 came mostly from the economic effects of the COVID-19 pandemic, which resulted in a higher general allocation of the allowance for loan losses during the first quarter of 2020. Based on declining economic conditions and increasing unemployment levels, management increased general reserves by $2,287 during the first nine months of 2020 to reflect higher anticipated losses due to the expected financial impact of COVID-19 on its customers.  Further impacting lower provision expense for the year was a $1,113 decrease in net charge-offs on loans that had not been specifically allocated for, primarily from the consumer and residential real estate loan portfolios.

During the three months ended September 30, 2021, noninterest income increased $178, or 7.3%, from the same period in 2020. The increase in quarterly noninterest revenue came largely from higher interchange income on debit and credit card transactions, as well as increases in service charges on deposit accounts and other noninterest income related to sales of bank owned property. These contributing factors to higher noninterest income for the quarter were partially offset by lower mortgage banking revenue. During the nine months ended September 30, 2021, noninterest income decreased $668, or 7.3%, from the same period in 2020. While lower mortgage banking income was a factor, the year-to-date decrease in noninterest revenue came primarily from proceeds of $2,000 received in a litigation settlement with a third-party during the first quarter of 2020.  As part of the settlement agreement, the Bank is processing a certain amount of tax items, which started in 2021 and will end in 2025. As a result, the Bank recognized $675 in electronic refund check/electronic refund deposit ("ERC/ERD") income during the first half of 2021. This, along with higher interchange income and tax preparation fees, combined with lower losses on other real estate owned and gains on sale of bank owned property, helped to partially offset the year-to-date decrease in noninterest income related to 2020’s litigation settlement proceeds and lower mortgage banking income.

During the three months ended September 30, 2021, noninterest expense decreased $422, or 4.3%, from the same period in 2020. During the nine months ended September 30, 2021, noninterest expense decreased $1,059, or 3.7%, from the same period in 2020. The decreases were primarily related to the expense savings associated with a lower number of employees and the severance package payout of an employee during the third quarter of 2020, which contributed to a $497 decrease in salaries and employee benefits expense from the prior quarter and an $829 decrease from the prior year.  The Company also experienced a decrease in professional fees during both periods due in large part to lower legal fees associated with collecting troubled loans. Expense savings during both periods also came from lower marketing expenses impacted by the pandemic environment which limited the Company’s marketing initiatives. Partially offsetting the expense decreases were higher software, FDIC insurance, and data processing costs during 2021.

The Company’s provision for income taxes increased $226 during the three months ended September 30, 2021, and increased $832 during the nine months ended September 30, 2021, compared to the same periods in 2020. This was largely due to the changes in taxable income affected by the factors mentioned above.

At September 30, 2021, total assets were $1,245,378, an increase of $58,446 from total assets of $1,186,932 at year-end 2020.  Higher assets were primarily impacted by increases in investment securities, which were up $60,859, or 49.7%, from year-end 2020. The growth in securities was related to investing the heightened deposit balances received during the first nine months of 2021 as a result of the various stimulus payments received by customers.  Securities growth from year-end 2020 was partially offset by a $2,931, or 0.3%, decrease in loans and a $2,578, or 2.1%, decrease in interest-bearing deposits with banks. The loan portfolio experienced decreases in the residential real estate segment (-8.3%) and commercial and industrial segment (-8.6%), partially offset by increases in the commercial real estate segment (+11.5%) and consumer loan segment (+5.2%).  Lower interest-bearing deposits with banks came primarily from the reinvestment of Federal Reserve Bank clearing account balances into securities.

At September 30, 2021, total liabilities were $1,104,448, up $53,840 from year-end 2020. Contributing most to this increase were higher deposit balances, which increased $57,936 from year-end 2020.  The increase was largely a result of customers receiving stimulus funds and the customer’s perceived desire to preserve cash during this uncertain economic environment. The Company also utilized the excess funds to pay down a portion of its Federal Home Loan Bank borrowings, which contributed to a $4,578 decrease in other borrowed funds.

At September 30, 2021, total shareholders' equity was $140,930, up $4,606 since December 31, 2020.  Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2021 and December 31, 2020

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2021 compared to December 31, 2020.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2021, cash and cash equivalents were $135,064, a decrease of $3,239, or 2.3%, from December 31, 2020.  The decrease in cash and cash equivalents came mostly from lower interest-bearing deposits on hand with correspondent banks.  Over 87% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account, which decreased $3,561, or 2.9%, from year-end 2020. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. Prior to the second quarter of 2021, clearing account balances had been increasing from year-end 2020, primarily from the investment of heightened deposit balances received during 2021 as a result of the pandemic environment. This was in relation to customers receiving stimulus funds from various government programs and their perceived desire to preserve cash during this uncertain economic environment. Furthermore, several congressional acts led to the extension of the PPP loan program during the first half of 2021. Under the reopened PPP, commercial business customers received loan proceeds, which helped to generate higher levels of investable deposits during the first quarter of 2021.  During the second quarter of 2021, the Company utilized a portion of its clearing account balances and proceeds from the payoffs of PPP loans to reinvest in higher-yielding investment securities.  While this redeployment of assets reduced clearing account balances from year-end 2020, the shift into higher-yielding investment securities lowered the dilutive effect that higher clearing account balances was having on the net interest margin. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the first quarter of 2020, the rate associated with the Company’s Federal Reserve Bank clearing account decreased 150 basis points due to concerns about the impact of COVID-19 on the economy, resulting in a target federal funds rate range of 0% to 0.25%.  Although interest-bearing deposits in the Federal Reserve Bank are the Company's lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve balances are guaranteed by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of deposit

The Company had $2,500 in certificates of deposit owned by the Captive at September 30, 2021 and year-end 2020.  The deposits on hand at September 30, 2021 consist of eleven certificates with remaining maturity terms ranging from less than 3 months up to 24 months.

Securities

The balance of total securities increased $60,859, or 49.7%, compared to year-end 2020.  The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which increased $31,563, or 33.5%, from year-end 2020 and represented 68.6% of total investments at September 30, 2021.  During 2021, the Company redeployed a portion of its heightened excess deposits to purchase $60,910 in new Agency mortgage-backed securities, while receiving principal repayments of $27,315. The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also utilized a portion of excess deposits to purchase $17,832 in U.S. Government securities, as well as $12,899 in Agency securities, net of maturities, during the first nine months of 2021.  The shift from lower-yielding Federal Reserve Bank balances into higher-yielding securities has contributed positively to the net interest margin.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances at September 30, 2021 finished at $845,733, a decrease of $2,931, or 0.3%, as compared to $848,664 at December 31, 2020.  The decrease in loans came primarily from the residential real estate and commercial and industrial portfolios, with increases coming from the total commercial real estate and consumer loan portfolios from year-end 2020.

The majority of the Company’s decrease in loans came from the residential real estate loan segment, which decreased $25,374, or 8.3%, from year-end 2020.  Although down, the residential real estate loan portfolio still represents the largest class of the Company’s overall loans at 33.1% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The decrease in residential real estate loans came largely from the Bank's warehouse lending volume. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. As mortgage refinancings reached their peak during the second half of 2020, the volume of warehouse lending balances decreased to zero by the end of the second quarter 2021, as compared to $19,365 at year-end 2020. Furthermore, the low rate environment has contributed to a shift into more long-term fixed-rate mortgages (up $837) and less short-term adjustable-rate mortgages (down $11,002) at September 30, 2021.

The Company’s commercial loan portfolio, consisting of commercial real estate and commercial and industrial loans, increased $15,585, or 3.8%, from year-end 2020. Contributing most to the increase were higher loan balances within the commercial real estate portfolio, increasing $29,123, or 11.5%, from year-end 2020.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at September 30, 2021 at 66.2%. Increases were largely from new originations of both owner-occupied and nonowner-occupied loan balances from year-end 2020.  In general, commercial real estate loan demand has been positive in the Company’s market areas, particularly in the counties of Pike and Athens in Ohio and Cabell County in West Virginia.

Increases in commercial real estate loans were partially offset by a $13,538, or 8.6%, decrease in the commercial and industrial portfolio from year-end 2020. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. The commercial and industrial segment also includes PPP loan balances that have had an impact on average earning asset growth in 2021. Although a second round of PPP loans were initiated by the Bank during the first half of 2021, the Bank experienced a $22,322 decrease in its PPP loan portfolio from year-end 2020. This was because the payoffs of PPP loans from the initial round of originations in 2020 completely offset the new PPP loan originations in 2021. PPP loans are forgiven by the SBA as long as the small business borrower meets certain criteria on the use of loan proceeds. As of September 30, 2021, all of the initial round of PPP originations from 2020 were paid off. As a result, the Company’s PPP loans totaled $5,611 at September 30, 2021 as compared to $27,933 at year-end 2020.

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

The Company’s loan portfolio at September 30, 2021 was also impacted by higher consumer loan balances from year-end 2020, increasing $6,858, or 5.2%. This change was driven by an increase in unsecured loan balances. As part of the Company’s efforts to invest the heightened cash provided by the various stimulus programs, the Company purchased multiple pools of loans issued to healthcare professionals during the first half of 2021. In relation to the purchase of these loans, the other consumer loan segment increased $7,549, or 13.3%, from year-end 2020. Partially offsetting this increase was a decline in automobile loan balances.  Automobile loans represent the Company’s largest consumer loan segment at 38.2% of total consumer loans.  Automobile loans decreased primarily as a result of COVID-19 and the stay-at-home orders that resulted in limited automobile sales within the Company’s market areas during 2020. The pandemic environment continued to have a negative impact on auto loan originations in 2021 in part due to supply constraints that were impacted by a chip shortage. Further limiting the volume of automobile loan originations were heightened incentives being offered from the captive auto finance companies in response to the pandemic. The remaining consumer loan portfolio increased $1,528, or 7.6%, from year-end 2020, from higher home equity lines of credit. The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure. However, the Company will place more emphasis on loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) with higher returns than auto loans.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Allowance for Loan Losses

The Company established a $6,664 allowance for loan losses at September 30, 2021, which represents a decrease from the $7,160 allowance at year-end 2020. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first nine months of 2021, the Company experienced a $530 decrease in its general allocations of the allowance for loan losses.  A lower historical loan loss factor and lower criticized and classified assets were the key factors to the year-to-date drop in general allocations. The historical loan loss factor decreased from 0.24% at year-end 2020 to 0.19% at September 30, 2021, while both the criticized and classified risk factors decreased as a result of various commercial loan upgrades from improvements in the financial performance of certain borrowers’ ability to repay their loans. This contributed to lower criticized and classified assets from year-end 2020, particularly within the commercial real estate segment. Additionally, the Company’s delinquency levels decreased from year-end 2020, with nonperforming loans to total loans of 0.72% at September 30, 2021 compared to 0.82% at December 31, 2020, and lower nonperforming assets to total assets of 0.49% at September 30, 2021 compared to 0.59% at year-end 2020.

During the first quarter of 2020, the Company added a new risk factor to the evaluation of the allowance for loan losses pertaining to the COVID-19 pandemic. The risk factor was necessary to account for the changes in economic conditions resulting from increases in unemployment that would produce higher anticipated losses as a result of COVID-19. The general reserve allocation related to COVID-19 totaled $2,599 at September 30, 2021 as compared to $2,315 at December 31, 2020. While the Company has yet to experience any significant charge-offs related to COVID-19, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to impact the Company’s estimate of its allowance for loan losses and resulting provision expense going forward.

Decreases in general allocations were partially offset by a $34 increase in specific allocations from year-end 2020.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves was primarily related to the loan impairments of one borrower relationship during the first nine months of 2021.

The Company’s allowance for loan losses to total loans ratio finished at 0.79% at September 30, 2021 and 0.84% at year-end 2020.  Management believes that the allowance for loan losses at September 30, 2021 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with respect to COVID-19, are factors that could change, and management will make adjustments to the allowance for loan losses as needed. Asset quality will continue to remain a key focus of the Company, as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at September 30, 2021 increased $57,936, or 5.8%, from year-end 2020.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $41,518, or 6.1%, from year-end 2020, while noninterest-bearing deposits increased $16,418, or 5.2%, from year-end 2020. The Company attributes much of this increase to retention of proceeds from government stimulus programs, such as the PPP and consumer economic impact payments received, and a more cautious consumer.
The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2020, which increased $35,383, or 19.1%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio and Mason County, West Virginia market areas. Growth in interest-bearing deposits also came from savings deposits, which increased $19,082, or 15.9%, from year-end 2020, primarily from higher statement savings account balances impacted by the government stimulus proceeds previously mentioned. Interest-bearing deposit growth was partially offset by lower money market balances from year-end 2020, which decreased $917, or 0.6%. The deposit rate on the Company’s Prime Investment money market account was reduced during the first quarter of 2021 in response to decreasing market rates in 2020.  This contributed to a consumer shift from money market deposits into savings and noninterest-bearing deposit accounts.
Partially offsetting the increases in interest-bearing deposits were time deposit balances, which decreased $12,031, or 5.8%, from year-end 2020.  The decrease came largely from lower brokered and internet CD issuances as a result of the heightened liquidity position from year-end 2020.  The Company’s retail time deposits were down $1,412 from year-end 2020.
The increase in noninterest-bearing deposits since year-end 2020 came mostly from the Company’s business and incentive-based checking account balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2021, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $23,285 at September 30, 2021, a decrease of $4,578, or 16.4%, from year-end 2020. The decrease was related primarily to the principal repayments applied to various FHLB advances during the second and third quarters of 2021. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity
Total shareholders' equity at September 30, 2021 increased $4,606, or 3.4%, to finish at $140,930, as compared to $136,324 at December 31, 2020. The increase was from year-to-date net income, which was partially offset by cash dividends paid, a decrease in net unrealized gain on available for sale securities, and the purchase of treasury shares under the Company’s recently announced stock buyback plan.
Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2021 and 2020

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2021 compared to the same period in 2020. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended September 30, 2021, net interest income increased $277, or 2.7%, compared to the same period in 2020. During the nine months ended September 30, 2021, net interest income increased $741, or 2.5%, compared to the same period in 2020. The increases during both periods were mostly attributable to higher average earning assets providing favorable increases to interest revenue being partially offset by a net interest margin compression in relation to decreases in market rates that contributed to lower earning asset yields.

Total interest and fee income recognized on the Company’s earning assets decreased $348, or 3.0%, during the third quarter of 2021, and decreased $1,207, or 3.5%, during the first nine months of 2021, compared to the same periods in 2020.  The quarterly and year-to-date decreases were impacted by interest and fees on loans, which decreased $355, or 3.3%, and $740, or 2.3%, during the three and nine months ended September 30, 2021, compared to the same periods in 2020. These results were directly related to the decline in loan yields, which decreased from 5.24% to 4.98% when comparing the third quarters of 2020 to 2021, and decreased from 5.47% to 5.07% when comparing the first nine months of 2020 to 2021. Loan yields were impacted by interest rate reductions from the Federal Reserve Bank in March 2020. This trend of decreasing market rates led to lower yields on the Company’s loan portfolio and lower loan interest revenue. Partially offsetting the effects from lower loan yields was average growth in loans. Average loans for the third quarter of 2021 compared to the third quarter of 2020 increased $13,890, or 1.7%, while average loans for the first nine months of 2021 compared to the first nine months of 2020 increased $44,793, or 5.6%. These increases came mostly from the growing commercial loan demand within the Company’s market areas. Commercial loan growth was also impacted by the origination of PPP loans during 2020 and 2021. While PPP loans contributed to higher earning asset balances, they also had a dilutive effect to loan yields as a result of the 1% interest rate associated with each loan. These factors contributed to decreases of $456 and $1,318 in loan interest income during the three and nine months ended September 30, 2021, compared to the same periods in 2020.

Loan revenue was positively impacted by loan fees, which increased $101 during the third quarter of 2021, and $578 during the first nine months of 2021, compared to the same periods in 2020. The increases were largely impacted by loan fees earned on the origination of government-guaranteed PPP loans, which increased $120 and $502 during the third quarter and first nine months of 2021, as a result of normal amortization and loan forgiveness. As of September 30, 2021, there were $273 in deferred PPP loan fees yet to be recognized.

During the three months ended September 30, 2021, interest income from interest-bearing deposits with banks increased $30, or 150.0%, when compared to the same period in 2020. During the nine months ended September 30, 2021, interest income from interest-bearing deposits with banks decreased $89, or 44.5%, when compared to the same period in 2020. These changes in interest revenue came primarily from the Company’s interest-bearing Federal Reserve Bank clearing account. The year-to-date decrease in interest income was primarily due to the interest rate tied to this interest-bearing clearing account, which was 0.15% at September 30, 2021 compared to 0.25% at September 30, 2020. The increase in liquidity from the surge in deposit liabilities allowed the Company to maintain higher average balances within the account, which increased $64,185 during the first nine months of 2021, compared to the same period in 2020. The quarterly increase in interest income was the result of a $49,895 increase in average clearing balances during the third quarter of 2021, as well as a more comparable quarterly interest rate tied to the account after the Federal Reserve reduced rates during the first quarter of 2020.

Total interest on securities decreased $20, or 3.3%, during the third quarter of 2021, and $352, or 18.1%, during the first nine months of 2021, compared to the same periods in 2020. The Company has taken opportunities to reinvest a portion of excess deposits into new U.S. Government, Agency and Agency mortgage-backed securities, contributing to a $35,968 increase in average securities during the first nine months of 2021 over the first nine months of 2020.  However, the increase in average securities was completely offset by a decline in securities yield of 82 basis points from 2.19% to 1.37%.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $625, or 41.9%, during the third quarter of 2021, and decreased $1,948, or 39.9%, during the first nine months of 2021, compared to the same periods in 2020. Interest expense decreased despite increases in average interest-bearing deposits of $57,340 during the third quarter of 2021, and $69,037 during the first nine months of 2021, compared to the same periods in 2020. The converse relationship between increasing average interest-bearing liabilities to lower interest expense is related to the repricing efforts in a lower rate environment which drove down average costs during 2020. This included the rate reduction to the Company’s Prime Investment deposit account, which contributed to a $156 decrease in money market interest expense during the third quarter of 2021, and a $518 decrease during the first nine months of 2021, compared to the same periods in 2020.  Deposit expense was further impacted by lower CD rates, which have contributed to a $448 decrease in time deposit interest expense during the third quarter of 2021, and a $1,276 decrease during the first nine months of 2021, compared to the same periods in 2020.  As CD rates have repriced downward, the Company has benefited from lower interest expense on newly issued CDs at lower rates. As a result of the rate repricings on money market accounts and time deposits, the Company’s total weighted average costs on interest-bearing deposits has decreased by 42 basis points from 0.87% at September 30, 2020 to 0.45% at September 30, 2021.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2021, the Company’s third quarter net interest margin finished at 3.57%, compared to 2020’s third quarter net interest margin of 3.88%. The year-to-date net interest margin at September 30, 2021 finished at 3.62%, compared to 4.04% at September 30, 2020. The decreases in margin was largely impacted by the decreasing market rates that impacted lower earning asset yields primarily during 2020. Interest rates were reduced at the end of the first quarter of 2020 because of the growing concern of the COVID-19 pandemic. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses
For the three months ended September 30, 2021, the Company’s provision expense decreased $91, and for the nine months ended September 30, 2021, provision expense decreased $3,569, compared to the same periods in 2020. The quarterly provision decrease was largely impacted by a decline in net charge offs that contributed to a lower historical loss factor resulting in lower general reserves. The year-to-date provision decrease was primarily impacted by the addition of a new risk reserve allocation in 2020 that was less impactful in 2021.  As previously discussed, the Company’s general reserves during 2020 were significantly impacted by a $2,287 allocation of the allowance for loan losses as a result of the expected financial impact of COVID-19 on its customers. The allocation resulted in corresponding entries to provision expense during the nine months ended September 2020. Further impacting lower provision expense was a $1,113 decrease in net loan charge-offs during the nine months ended September 30, 2021, compared to the same period in 2020. This was primarily from lower charge-offs on loans that were not previously allocated for within the commercial real estate and consumer loan portfolios.  Further contributing to lower provision expense were the impacts of lower general reserve allocations, exclusive of the allocation for the impact of COVID-19. During the first nine months of 2021, the Company decreased its general allocation from $7,160 at December 31, 2020 to $6,630 at September 30, 2021.  Conversely, this is compared to a $280 general allocation increase during the same period in 2020, excluding the COVID-19 risk factor. Lower general reserves have been affected by various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and a lower historical loan loss factor.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended September 30, 2021 increased $178, or 7.3%, when compared to the three months ended September 30, 2020. Conversely, noninterest income for the nine months ended September 30, 2021 decreased $668, or 7.3%, when compared to the nine months ended September 30, 2020. A significant factor leading to lower revenue for 2021 was the proceeds received in a litigation settlement with a third-party in 2020. During the first quarter of 2020, the Bank entered into a settlement agreement related to the previously disclosed litigation the Bank had filed against a third-party tax software product provider for breach of contract. Under the settlement agreement, the third-party paid a $2,000 settlement payment to the Bank in March 2020, which was recorded as noninterest income.  As part of the settlement agreement, the Bank is processing a certain amount of tax items, which started in 2021 and will end in 2025. As a result, the Bank recognized $675 in ERC/ERD income during the first half of 2021, which helped to partially offset the effects of the settlement proceeds received in 2020.

Noninterest revenue was also impacted by interchange income, which increased $107, or 9.5%, during the third quarter of 2021, and $457, or 15.2%, during the first nine months of 2021 compared to the same periods in 2020.  This was largely impacted by the economic stimulus proceeds received by customers due to the COVID-19 pandemic that has increased consumer spending.

Other noninterest income also increased $199, or 126.7%, during the third quarter of 2021, and $264, or 49.0%, during the first nine months of 2021, compared to the same periods in 2020. This was primarily impacted by the sale of bank owned property during 2021. This contributed to increases in the gains on property sales of $123 during the third quarter of 2021 and $193 during the first nine months of 2021, compared to the same periods in 2020.  The increases were impacted by the sale of vacant land in Lawrence County, Ohio and a branch building in Jackson, Ohio that had been acquired as part of the merger with the Milton Banking Company back in 2016.

Tax preparation fee income also increased noninterest revenue during 2021.  As previously discussed, the Company changed its business model in 2020 for assessing fees related to tax refund advance loans. By charging for the tax preparation services, the Company recorded an increase of $109 in tax preparation fee income for the first nine months of 2021, while experiencing a decrease of $6 in tax preparation fees during the third quarter of 2021, compared to the same periods in 2020.

Partially offsetting increases to noninterest revenue was lower mortgage banking income. Mortgage banking income is highly influenced by mortgage interest rates and housing market conditions.  With mortgage rates at record lows during 2020 impacted by the COVID-19 pandemic, the consumer demand to refinance long-term, fixed-rate real estate mortgages significantly increased. With the heavy volume of refinancing having slowed since 2020, the amount of loans sold during the three and nine months ended September 30, 2021 has decreased from the volume of loan sales experienced during the same periods in 2020. As a result, mortgage banking income decreased $266, or 59.8%, during the third quarter of 2021, and decreased $422, or 43.7%, during the first nine months of 2021, compared to the same periods in 2020.

The remaining noninterest income categories increased $144, or 20.8%, during the third quarter of 2021, and $249, or 12.6%, during the first nine months of 2021, compared to the same periods in 2020. The increases were largely impacted by increases in service charges on deposit accounts, earnings on bank owned life insurance, and lower losses on the sale of OREO properties.

Noninterest Expense

Noninterest expense during the third quarter of 2021 decreased $422, or 4.3% compared to the same period in 2020. Noninterest expense during the first nine months of 2021 decreased $1,059, or 3.6% compared to the same period in 2020. Contributing most to the decline in noninterest expense was salaries and employee benefits, which decreased $497, or 8.3%, and $829, or 4.9%, during the three and nine months ended September 30, 2021, compared to the same periods in 2020. The decreases were partly impacted by the expense associated with the severance package payout of an employee in September 2020 that had a reverse effect in 2021. The expense savings during both periods was also impacted by a lower employee base, with the Bank’s average full-time equivalent employee base at 234 employees for the nine months ended September 30, 2021 compared to 243 employees for the nine months ended September 30, 2020. The impact of a lower employee base has more than offset the expense increases associated with annual merit increases in 2021.

Further impacting lower overhead costs were professional fees, which decreased $100, or 19.1%, during the third quarter of 2021, and $314, or 19.7%, during the first nine months of 2021, compared to the same periods in 2020. These decreases were largely from lower litigation costs related to a fewer number of bankruptcy-related loan cases in 2021 impacted by the COVID-19 pandemic environment.

Marketing expenses have also decreased $178, or 58.2%, during the three months ended September 30, 2021, and decreased $203, or 23.4%, during the nine months ended September 30, 2021, compared to the same periods in 2020.  With COVID-19 still having a disruptive effect to consumer behavior, the opportunities to advertise and promote the brand of the Company have been limited in 2021.

Decreases in noninterest expense were partially offset by higher occupancy, furniture, equipment and software expenses, which were collectively up $151, or 13.9%, during the third quarter of 2021, and $317, or 9.6%, during the first nine months of 2021, compared the same periods in 2020. Building and equipment costs were driven by increases in depreciable assets associated with the new OVB On the Square facility.  Higher software costs were associated with the platform used to increase loan processing efficiencies.

Further impacting overhead costs was an increase in FDIC assessment costs.  During 2020, the Bank utilized its remaining FDIC credits that were issued in September 2019. The Bank’s FDIC assessments during the first half of 2020 were reduced by $115 in credits. This contributed to a $149 increase in assessment costs during the nine months ended September 30, 2021, with third quarter costs up $15 for 2021, compared to the same periods in 2020. The Bank fully exhausted all of its credits as of June 30, 2020 and did not recognize any premium expense discounts during the rest of 2020.

The remaining noninterest expense categories increased $187, or 9.7%, during the third quarter of 2021, but decreased $179, or 2.8%, during the first nine months of 2021, compared to the same periods in 2020.  The quarter-to-date increase was in large part to higher data processing expense associated with debit and credit card volume. The year-to-date decrease was primarily impacted by lower customer incentive expenses paid on deposit accounts and use of credit cards.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the third quarters of 2021 and 2020, the Company’s asset yields were negatively impacted by market rate reductions related to COVID-19, which resulted in a greater decrease in yield on earning assets than the average cost on interest-bearing liabilities. However, average earning asset growth, including a composition shift from less Federal Reserve Bank balances to higher-yielding investment securities, helped to completely offset the negative effects from the net interest margin compression. Further positive contributions came from noninterest expense savings of 4.3% combined with noninterest revenue improvement of 7.3% for the quarter. As a result, the Company’s efficiency number decreased (improved) to 72.3% during the quarterly period ended September 30, 2021 compared to 78.3% during the same period in 2020. Comparing the first nine months of 2021 to the first nine months of 2020, average earning asset yields remained lower due to the reduction in market rates. Growth in average earning assets, higher loan fees, and redeploying excess Federal Reserve Bank balances into securities helped to generate a 2.5% increase in net interest income. Combining the net interest income improvement with the 3.6% savings in noninterest expense was enough to completely offset the 7.3% decrease in noninterest income. As a result, the Company’s efficiency number decreased (improved) to 70.9% during the first nine months of 2021 compared to 73.8% during the same period in 2020.

Provision for income taxes
The Company’s income tax provision increased $226 during the three months ended September 30, 2021 compared to the same period in 2020.  The Company’s income tax provision increased $832 during the nine months ended September 30, 2021 compared to the same period in 2020.  The change in tax expense corresponded directly to the change in associated taxable income during 2021 and 2020.

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

The Bank opted into the CBLR, and will, therefore, not be required to comply with the Basel III capital requirements. As of September 30, 2021, the Bank’s CBLR was 10.32%, and the Company’s CBLR was 11.35%.

Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

Cash dividends paid by the Company were $3,016 during the first nine months of 2021.  The year-to-date dividends paid totaled $0.63 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year and available for sale securities, totaling $309,605, represented 24.9% of total assets at September 30, 2021. The COVID-19 pandemic had a significant impact on higher levels of excess funds in 2021, which included customer deposits of stimulus monies from various government relief programs.  In addition, the FHLB offers advances to the Bank, which further enhances the Bank's ability to meet liquidity demands. At September 30, 2021, the Bank could borrow an additional $109,438 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2021, this line had total availability of $58,118. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ohio Valley is not currently subject to any material legal proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no sales of unregistered equity securities during the three months ended September 30, 2021.

(b) Not Applicable.

(c) In July 2021, the Company announced the approval by the Board of Directors (“the Board”) of a stock repurchase program to purchase up to $5,000 of its common shares in the open market. Any shares of common stock repurchased are held by the Company as treasury shares and will be available for general corporate purposes. The exact number of shares to be repurchased by the Company is not guaranteed. The stock repurchase program has an expiration date of August 31, 2022 and may be terminated or amended by the Board at any time prior to the expiration date.

The following table provides information regarding Ohio Valley’s repurchases of its common shares during the three months ended September 30, 2021:

Period	Total number of common shares purchased	Average price paid per common share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
July 1 - 31, 2021	----	----	----	$5,000
August 1 - 31, 2021	5,621	$27.19	5,621	$4,847
September 1 - 30, 2021	10,948	$27.91	10,948	$4,542
TOTAL	16,569	$27.67	16,569	$4,542

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

OHIO VALLEY BANC CORP.

Date:	November 15, 2021	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	November 15, 2021	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer