Form 10-K
period 2021-12-31
OHIO VALLEY BANC CORP
filed 2022-03-17
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 00-20914

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
Yes ☐   No ☑

    Based on the closing sales price of $24.45 per share on June 30, 2021, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $101,766,157.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2022, was 4,771,774

Documents Incorporated By Reference:

(1)	Portions of the 2021 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2022, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages (“Race Day”), and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“OVBC Captive”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 94.1%, 94.3% and 94.2% of total consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2021, Ohio Valley’s consolidated assets approximated to $1,249,769,000, and total shareholders’ equity approximated to $141,356,000.

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

Information about the Company’s business segments is set forth in Note R to the Company’s Financial Statements located in Ohio Valley’s 2021 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has sixteen offices located in Ohio and West Virginia, all but one offer automatic teller machines (“ATMs”).  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2021.

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

In April 2021, the Bank formed a subsidiary, Race Day, which serves as an online-only consumer direct mortgage banking company. Race Day was created to help fill the demand for home ownership in areas beyond the Bank’s primary markets, while providing a more convenient and efficient process to its clients that live outside the Bank’s primary market area. Race Day provides both new mortgage originations and refinancing of current mortgages.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2021 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021.

Financial Information

 Financial information regarding the Company as of December 31, 2021 and 2020 and results of operations for the last three fiscal years are contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2021.

Lending Activities

The Company’s loan portfolio decreased $17,473,000 to finish at $831,191,000 in 2021.  The decrease in total loans was primarily due to payments and payoffs occurring within the Company’s residential real estate portfolio.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2021, residential real estate loans decreased $31,053,000, or 10.2%, while commercial loans increased $12,181,000, or 3.0%, and consumer loans increased $1,399,000, or 1.1%, as compared to 2020. The residential real estate loan portfolio was largely impacted by lower short-term adjustable-rate mortgages and warehouse lending loan balances. Commercial loan growth was impacted by an increase in new loan originations, partially offset by the payoffs of Paycheck Protection Program loans during 2021. Consolidated interest and fee revenue from loans accounted for 77.14%, 74.99%, and 76.94% of total consolidated revenues in 2021, 2020 and 2019, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company’s residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien mortgage or deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value (whichever is the lesser) of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages. Residential real estate loans also consist of the Company’s warehouse lending activity. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. The Company’s market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank’s exposure to interest rate risk. Race Day also originates and sells long-term fixed-rate loans to various brokers using a convenient, online process.

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

Consumer Loans

Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia.  Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans.  The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions.  Underwriting standards are continually evaluated and modified based upon these factors.  A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel.  The Company makes credit life insurance and health and accident insurance available to all qualified borrowers, thus reducing their risk of loss when their income is terminated or interrupted.  The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards.  Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans.  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower’s continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.  Also included in the category of consumer loans are home equity loans.  Home equity lines of credit are generally made as second mortgages and charged a variable interest rate.  Home equity lines are written with ten-year terms but are reviewed annually.  The Company’s consumer loans also consist of seasonal TALs offered by the Bank during the tax season.  As previously discussed, TALs are short-term, cash advances against a customer's anticipated income tax refund.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of United States Government, sponsored entity and mortgage-backed securities, as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 4.43%, 4.68% and 5.51% of total consolidated revenues in 2021, 2020 and 2019, respectively.  The Company currently does not engage in trading account activity.

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

Loan Central’s market presence further strengthens the Company’s ability to compete in the Gallia, Jackson, Lawrence and Pike Counties by serving a consumer base that may not meet the Bank’s credit standards.  Loan Central also operates in Scioto and Ross counties of Ohio, which are outside the Bank’s primary market area.  With the exception of TALs related to Loan Central’s tax preparation activities and the Bank’s refund advance activities, the Company’s business is not seasonal, nor is it dependent upon a single or small group of customers.

Race Day permits the Company to compete in select states outside of our core banking markets by using technology to originate and close mortgage loans.  The loans are sourced from various mortgage rate listing websites and the market is considered highly competitive.  Consumers are sensitive to interest rates and origination fees, which are easily compared on the website.  The volume of loan originations can be impacted by general economic conditions and can be influenced by the level and direction of market interest rates.

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

Regulation of Financial Holding Company

Ohio Valley is subject to the requirements of the BHC Act and to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including its banking subsidiaries). In general, the Federal Reserve Board may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

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

Holding Company Activities

Ohio Valley is a financial holding company, which permits it to engage in activities beyond those permitted for traditional bank holding companies.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 (“FDIA”) prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act of 1977, as amended (“CRA”).  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted, which repealed or modified  certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”), and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion).  Bank holding companies with consolidated assets of less than $100 billion, including Ohio Valley, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Ohio Valley, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

Regulation of Ohio State Chartered Banks

As an Ohio state-chartered bank that is a member of the Federal Reserve Bank of Cleveland (“FRB”), the Bank is supervised and regulated primarily by the ODFI and the Federal Reserve Board.  The Bank is also subject to the regulations of the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to adopt and enforce consumer protection regulations.

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
On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The compliance date of the Small Dollar Rule is June 13, 2022.
Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Ohio Valley’s financial condition or results of operations on a consolidated basis in 2021.
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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  At December 31, 2021, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2021, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.  The DRR reached 1.35% on September 30, 2018.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%.  On June 30, 2019, the DRR reached 1.40%, and the FDIC applied small bank assessment credits to quarterly assessment invoices, beginning with the second quarter assessment payable in September 2019. On June 30, 2020, the DRR fell below the statutory minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% by September 30, 2028, within eight years of plan establishment. This restoration plan maintains the scheduled assessment rates for all insured institutions. The DRR was 1.27% on September 30, 2021.

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA. As of its most recent evaluation, the Bank was assigned an overall CRA rating of “Satisfactory.”

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risks posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If Ohio Valley fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In November 2021, federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of information or an information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify its customers of a computer-security incident.

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

Employees

As of December 31, 2021, Ohio Valley and its subsidiaries had approximately 264 employees and officers and 255 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Subpart 1400 of Regulation S-K, “Disclosure by Bank and Savings and Loan Registrants,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2021 Annual Report to Shareholders, which are incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.  The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2021, 2020 and 2019 are incorporated herein by reference to the information  appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2021 and 2020 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

INVESTMENT PORTFOLIO

A.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders

B.	Excluding obligations of the United States Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

LOAN PORTFOLIO

A.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table IV - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

ALLOWANCE FOR CREDIT LOSSES

A. & B.
Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Loan Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table V - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

Credit ratios - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table VI – Credit Ratios,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

V. DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

C.&D.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2021, 2020, or 2019.

E.	Uninsured Deposits – Uninsured deposits were estimated at $271,727 and $238,914 at December 31, 2021 and December 31, 2020, respectively.

F.	Schedule of Maturities - The following table provides the uninsured portion of time deposits at December 31, 2021, with a maturity of:

December 31, 2021		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total uninsured time deposits	$15,993	$11,178	$11,316	$3,795

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

The following are certain risks that management believes are specific to our business.  This should not be viewed as an all-inclusive list of risks or as presenting the risk factors listed in any particular order.

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

LIBOR is used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that after 2021 it would no longer compel banks to submit rates required to calculate LIBOR. In November 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve Board jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”), has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFRbased on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry.

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

COVID-19 has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence, generally. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19.

The spread of COVID-19, including new variants thereof,  has also caused us to modify our business practices, including employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19, the rise of new strains thereof, or a new pandemic could subject us to any of the following risks that cannot be predicted, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	if the economy continues to be unable to be fully re-open, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income; and
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the U.S. may experience a recession or market correction. Our business could be materially and adversely affected by such recession or market correction.

We continue to closely monitor COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Our future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Digital or cryptocurrencies, blockchain, and other “fintech” technologies are being developed to change the way banks operate and are eliminating the need for banks as financial deposit-keepers and intermediaries. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and profit.

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

When the Bank sells a mortgage loan, it agrees to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty the Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan.  While we have underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, we cannot give assurance that no breach or fraud will ever occur.  Required repurchases, substitutions or indemnifications could have an adverse effect on our liquidity, results of operations and financial condition.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our dependence upon automated systems to record and process the Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  Our inability to use these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  We could also be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  We are further exposed to the risk that third-party service providers may be unable to fulfill their contractual obligations or will be affected by the same risks as the Bank has.  These disruptions may interfere with service to the Bank’s customers, cause additional regulatory scrutiny and result in a financial loss or liability.  We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares.

General Risk Factors

We may be the subject of litigation and other actions, which could have a material adverse effect on our financial condition, results of operations and cash flows.

From time to time, we may be subject to a variety of litigation arising out of our business. The risk of litigation increases in times of increased troubled loan collection activity. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we may not be able to obtain appropriate types or levels of insurance in the future or obtain adequate replacement policies with acceptable terms.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns twelve financial service centers located in Gallipolis and Rio Grande (Gallia Co.), Jackson, Oak Hill, and Wellston (Jackson Co.), and Waverly (Pike Co.) in Ohio; and Point Pleasant and Mason (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia. The Bank leases four additional financial service centers located in Gallipolis (Gallia Co.) and Athens (Athens Co.) in Ohio; and Point Pleasant (Mason Co.) in West Virginia. The Bank also owns and operates thirty-six ATMs, including twenty off-site ATMs.  Furthermore, the Bank owns four facilities in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.) in Ohio; and a facility in Point Pleasant (Mason Co.) in West Virginia, which are all leased to third parties.

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

Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” and “Note E – Leases” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2021, located in Ohio Valley’s 2021 Annual Report to Shareholders.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,179 shareholders as of February 28, 2022.

The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Regulation section in Item 1 above. For further information, see “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021 located in Ohio Valley’s 2021 Annual Report to Shareholders.

ISSUER PURCHASES OF SECURITIES

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2021.

The following table provides information regarding Ohio Valley’s repurchases of its common shares during the three months ended December 31, 2021:

Period	Total number of common shares purchased	Average price paid per common share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under publicly announced plans or programs(1)
October 1 - 31, 2021	6,000	$27.85	6,000	$4,375
November 1 - 30, 2021	5,000	$28.41	5,000	$4,232
December 1 - 31, 2021	6,625	$28.20	6,625	$4,046
TOTAL	17,625	$28.14	17,625	$4,046
(1)
In July 2021, Ohio Valley’s Board announced its approval of a plan to repurchase up to $5,000,000 of Ohio Valley’s common shares.  The repurchase program has an expiration date of August 31, 2022, unless it is sooner termined or amended by the Board.

ITEM 6 - [Reserved].

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2021 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2021 Annual Report to Shareholders.  The supplementary data located under the captions “Consolidated Quarterly Financial Information (unaudited)” and the “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2021 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2021, in ensuring that the information required to be disclosed by Ohio Valley in the reports that Ohio Valley files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2021 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Report of Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2021 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 18, 2022 (the “2022 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” and “Compensation of Executive Officers and Directors” of the 2022 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Compensation of Executive Officers and Directors” and “Proxy item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2022 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2022 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2022 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2022 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2021 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:
               Consolidated Statements of Condition as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Auditor Name: Crowe LLP
Auditor Location: Cleveland, Ohio
PCAOB Number: 173

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

10.2*
Schedule A to Exhibit 10.1 identifying other identical Executive Group Life Split Dollar Agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.3(a)*
The Ohio Valley Bank Company Third Amended and Restated Director Retirement Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

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

Exhibit Number	Exhibit Description

10.4(b)*
Schedule A to Exhibit 10.4(a) identifying other identical Salary Continuation Agreements between The Ohio Valley Bank Company and certain executive officers of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.4(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.5(a)*
The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.6(a) to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.5(b)*
Schedule A to Exhibit 10.5(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

10.6(a)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated December 18, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.7(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.6(b)*
First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016:  Incorporated herein by reference to Exhibit 10.2 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (File No. 000-20914).

10.6(c)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016, between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (File No. 000-20914).

10.6(d)*
Schedule A to Exhibit 10.6(a) identifying other identical Executive Deferred Compensation Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.6(e)*
Schedule A to Exhibit 10.6(b) identifying the named executive officers of Ohio Valley Banc Corp. who executed with  The Ohio Valley Bank Company the First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement:  Incorporated herein by reference to Exhibit 10.3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.7*	Summary of Compensation for Directors and Named Executive Officers of Ohio Valley Banc Corp.: Filed herewith.

10.8*	Summary of Bonus Program of Ohio Valley Banc Corp.: Filed herewith.

Exhibit Number	Exhibit Description

10.9*
The Ohio Valley Bank Company Supplemental Executive Retirement Plan agreement, dated March 6, 2012, between Thomas E. Wiseman and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on March 9, 2012 (File No. 000-20914).

10.10*
The Ohio Valley Bank Company Fourth Amended and Restated Director Retirement Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.11 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.11*
Schedule A to Exhibit 10.10 identifying other identical Fourth Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.12 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.12*
The Ohio Valley Bank Company Third Amended and Restated Director Deferred Fee Agreement, dated May 13, 2015, between Brent A. Saunders and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.13 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.13*
Schedule A to Exhibit 10.12 identifying other identical Third Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.14 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

10.14*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.15 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (File No. 000-20914).

10.15*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 14, 2016, between Brent R. Eastman and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.16 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (File No. 000-20914).

10.16*	2016 Determination of Director’s Fees Agreement for purposes of the Director Deferred Fee Agreements for Directors Thomas, Wiseman, Barnitz and Saunders: Filed herewith.

10.17*	2016 Determination of Director’s Fees Agreement for purposes of the Director Retirement Agreement for Directors Thomas and Wiseman: Filed herewith.

Exhibit Number	Exhibit Description

10.18*
2016 Determination of Director’s Fees Agreement for purposes of the Director Retirement Agreement for Directors Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.21 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2016 (File No. 000-20914).

10.19(a)*
The Ohio Valley Bank Company Director Retirement Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.22 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (File No. 000-20914).

10.19(b)*
Schedule A to Exhibit 10.19(a) identifying other Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.22(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 000-20914).

10.20(a)*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.24 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (File No. 000-20914).

10.20(b)*
Schedule A to Exhibit 10.20(a) identifying other Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.24(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (File No. 000-20914).

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2021:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 16, 2022	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2022 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Thomas E. Wiseman	Chief Executive Officer
Thomas E. Wiseman	(principal executive officer) and Director

/s/Scott W. Shockey	Senior Vice President and Chief
Scott W. Shockey	Financial Officer (principal financial officer and principal accounting officer)

/s/Larry E. Miller	Director
Larry E. Miller

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Edward J. Robbins	Director
Edward J. Robbins

/s/K. Ryan Smith	Director
K. Ryan Smith

/s/Edward B. Roberts	Director
Edward B. Roberts