Form 10-Q
period 2022-03-31
OHIO VALLEY BANC CORP
filed 2022-05-16
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-20914

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

The number of common shares, without par value, of the registrant outstanding as of May 16, 2022 was 4,771,774.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

ASSETS
Cash and noninterest-bearing deposits with banks	$14,604	$14,111
Interest-bearing deposits with banks	149,120	137,923
Total cash and cash equivalents	163,724	152,034

Certificates of deposit in financial institutions	2,124	2,329
Securities available for sale	189,605	177,000
Securities held to maturity (estimated fair value: 2022 - $9,619; 2021 - $10,450)	10,071	10,294
Restricted investments in bank stocks	7,265	7,265

Total loans	811,646	831,191
Less: Allowance for loan losses	(5,268)	(6,483)
Net loans	806,378	824,708

Premises and equipment, net	20,560	20,730
Premises and equipment held for sale, net	435	438
Other real estate owned, net	15	15
Accrued interest receivable	2,811	2,695
Goodwill	7,319	7,319
Other intangible assets, net	54	64
Bank owned life insurance and annuity assets	37,555	37,281
Operating lease right-of-use asset, net	1,155	1,195
Other assets	9,105	6,402
Total assets	$1,258,176	$1,249,769

LIABILITIES
Noninterest-bearing deposits	$345,653	$353,578
Interest-bearing deposits	728,765	706,330
Total deposits	1,074,418	1,059,908

Other borrowed funds	18,929	19,614
Subordinated debentures	8,500	8,500
Operating lease liability	1,155	1,195
Other liabilities	18,563	19,196
Total liabilities	1,121,565	1,108,413

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2022 - 5,465,707 shares issued; 2021 - 5,447,185 shares issued)	5,465	5,447
Additional paid-in capital	51,722	51,165
Retained earnings	103,829	100,702
Accumulated other comprehensive income (loss)	(7,739)	708
Treasury stock, at cost (693,933 shares)	(16,666)	(16,666)
Total shareholders’ equity	136,611	141,356
Total liabilities and shareholders’ equity	$1,258,176	$1,249,769

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2022	2021

Interest and dividend income:
Loans, including fees	$9,798	$10,565
Securities
Taxable	695	405
Tax exempt	47	59
Dividends	58	59
Interest-bearing deposits with banks	54	28
Other Interest	5	10
	10,657	11,126

Interest expense:
Deposits	519	883
Other borrowed funds	106	155
Subordinated debentures	42	40
	667	1,078
Net interest income	9,990	10,048
Provision for loan losses	(1,126)	(52)
Net interest income after provision for loan losses	11,116	10,100

Noninterest income:
Service charges on deposit accounts	558	405
Trust fees	81	72
Income from bank owned life insurance and annuity assets	274	248
Mortgage banking income	235	179
Electronic refund check / deposit fees	540	540
Debit / credit card interchange income	1,135	1,050
Gain on other real estate owned	7	1
Tax preparation fees	688	694
Other	202	150
	3,720	3,339
Noninterest expense:
Salaries and employee benefits	5,570	5,270
Occupancy	478	467
Furniture and equipment	266	296
Professional fees	489	430
Marketing expense	229	268
FDIC insurance	82	79
Data processing	672	575
Software	503	449
Foreclosed assets	1	14
Amortization of intangibles	10	13
Other	1,488	1,326
	9,788	9,187

Income before income taxes	5,048	4,252
Provision for income taxes	923	721

NET INCOME	$4,125	$3,531

Earnings per share	$0.87	$0.74

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2022	2021

Net Income	$4,125	$3,531

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(10,692)	(1,404)
Related tax benefit	2,245	294
Total other comprehensive (loss), net of tax	(8,447)	(1,110)

Total comprehensive income (loss)	$(4,322)	$2,421

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2022	$5,447	$51,165	$100,702	$708	$(16,666)	$141,356
Net income	—	—	4,125	—	—	4,125
Other comprehensive loss, net	—	—	—	(8,447)	—	(8,447)
Cash dividends, $0.21 per share	—	—	(998)	—	—	(998)
Common stock issued to ESOP, 18,522 shares	18	557	—	—	—	575
Balance at March 31, 2022	$5,465	$51,722	$103,829	$(7,739)	$(16,666)	$136,611

Balance at January 1, 2021	$5,447	$51,165	$92,988	$2,436	$(15,712)	$136,324
Net income	—	—	3,531	—	—	3,531
Other comprehensive loss, net	—	—	—	(1,110)	—	(1,110)
Cash dividends, $0.21 per share	—	—	(1,005)	—	—	(1,005)
Balance at March 31, 2021	$5,447	$51,165	$95,514	$1,326	$(15,712)	$137,740

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2022	2021

Net cash provided by operating activities:	$2,563	$685

Investing activities:
Proceeds from maturities of securities available for sale	6,586	14,753
Purchases of securities available for sale	(29,583)	(30,421)
Proceeds from maturities of securities held to maturity	216	216
Purchase of securities held to maturity	(384)	(1,341)
Proceeds from maturities of certificates of deposit in financial institutions	200	245
Loan originations and payments, net	19,460	17,402
Proceeds from sale of other real estate owned	7	49
Purchases of premises and equipment	(202)	(183)
Net cash provided by (used in) investing activities	(3,700)	720

Financing activities:
Change in deposits	14,510	38,889
Cash dividends	(998)	(1,005)
Repayment of Federal Home Loan Bank borrowings	(685)	(1,172)
Net cash provided by financing activities	12,827	36,712

Change in cash and cash equivalents	11,690	38,117
Cash and cash equivalents at beginning of period	152,034	138,303
Cash and cash equivalents at end of period	$163,724	$176,420

Supplemental disclosure:
Cash paid for interest	$706	$1,296
Operating lease liability arising from obtaining right-of-use asset	—	354

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2022, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2022.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2021 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2021 have been reclassified to conform to the presentation for 2022.  These reclassifications had no effect on net income or shareholders’ equity.

CURRENT EVENTS:  In March 2020, the World Health Organization declared the outbreak of the coronavirus (“COVID-19”) as a global pandemic. COVID-19 has continued to negatively impact the global economy, disrupt global supply chains, create significant volatility, disrupt financial markets, and increase unemployment levels.

The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world since March 2020. At the outset of the pandemic, several states and cities across the country, including the Company’s market areas, implemented quarantines, restrictions on travel, shelter at home orders, and restrictions on types of business that may continue to operate. While most of these measures and restrictions have been lifted, and many businesses reopened, the Company cannot predict when circumstances may change that would cause some or all of these restrictions to be imposed due to public health concerns.  This reinstatement of restrictions related to COVID-19 could adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank also originates long-term, fixed-rate mortgage loans, with full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. Total loans on the balance sheet included $1,476 in loans held for sale by the Bank as of March 31, 2022, as compared to $1,682 in loans held for sale at December 31, 2021.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At March 31, 2022, there were no changes to the accounting policies or methodologies within any of the Company’s loan portfolio segments from the prior period.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding were 4,761,072 and 4,787,446 for the three months ended March 31, 2022 and 2021, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to replace the current “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model.  These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The Bank’s CECL steering committee has developed a CECL model and is evaluating the source data, various credit loss methodologies and model results in relation to the new ASU guidance.  Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.  Management expects the adoption will result in a material increase to the allowance for loan losses balance.  For SEC filers who are smaller reporting companies, such as the Company, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326). The standard addresses the following: 1) eliminates the accounting guidance for a troubled debt restructuring (“TDR”), will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, 2) expands disclosures related to modifications, and 3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted if ASU 2016-13 has been previously adopted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact that the adoption of ASU 2022-02 will have on its consolidated financial statements

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	—	$28,993	—
U.S. Government sponsored entity securities	—	24,374	—
Agency mortgage-backed securities, residential	—	136,238	—
Interest rate swap derivatives	—	719	—

Liabilities:
Interest rate swap derivatives	—	(719)	—

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	—	$20,143	—
U.S. Government sponsored entity securities	—	25,916	—
Agency mortgage-backed securities, residential	—	130,941	—
Interest rate swap derivatives	—	599	—

Liabilities:
Interest rate swap derivatives	—	(599)	—

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and Industrial	—	—	$1,664

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and Industrial	—	—	$1,983

At March 31, 2022, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,730, with a corresponding valuation allowance of $66, resulting in an increase of $56 in provision expense during the three months ended March 31, 2022, with no corresponding charge-offs recognized.  This is compared to an increase of $90 in provision expense during the three months ended March 31, 2021.  At December 31, 2021, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,993, with a corresponding valuation allowance of $10, resulting in an increase of $10 in provision expense during the year ended December 31, 2021, with no corresponding charge-offs recognized.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021

March 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans:		1		1
Commercial and industrial	$1,664	Sales approach	Adjustment to comparables and equipment comparables	0% to 25%	17.0%

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans:		1		1
Commercial and industrial	$1,983	Sales approach	Adjustment to comparables and equipment comparables	0% to 25%	18.4%

The carrying amounts and estimated fair values of financial instruments at March 31, 2022 and December 31, 2021 are as follows:

	Carrying	Fair Value Measurements at March 31, 2022 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$163,724	$163,724	$—	$—	$163,724
Certificates of deposit in financial institutions	2,124	—	2,124	—	2,124
Securities available for sale	189,605	—	189,605	—	189,605
Securities held to maturity	10,071	—	5,707	3,912	9,619
Loans, net	806,378	—	—	793,421	793,421
Interest rate swap derivatives	719	—	719	—	719
Accrued interest receivable	2,811	—	477	2,334	2,811

Financial liabilities:
Deposits	1,074,418	894,224	180,404	—	1,074,628
Other borrowed funds	18,929	—	19,153	—	19,153
Subordinated debentures	8,500	—	6,255	—	6,255
Interest rate swap derivatives	719	—	699	—	699
Accrued interest payable	400	1	502	—	503

	Carrying	Fair Value Measurements at December 31, 2021 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$152,034	$152,034	$—	$—	$152,034
Certificates of deposit in financial institutions	2,329	—	2,329	—	2,329
Securities available for sale	177,000	—	177,000	—	177,000
Securities held to maturity	10,294	—	6,063	4,387	10,450
Loans, net	824,708	—	—	821,899	821,899
Interest rate swap derivatives	599	—	599	—	599
Accrued interest receivable	2,695	—	363	2,332	2,695

Financial liabilities:
Deposits	1,059,908	870,626	189,796	—	1,060,422
Other borrowed funds	19,614	—	20,279	—	20,279
Subordinated debentures	8,500	—	5,657	—	5,657
Interest rate swap derivatives	599	—	599	—	599
Accrued interest payable	439	1	438	—	439

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
U.S. Government securities	$30,415	$-	$(1,422)	$28,993
U.S. Government sponsored entity securities	25,630	21	(1,277)	24,374
Agency mortgage-backed securities, residential	143,356	50	(7,168)	136,238
Total securities	$199,401	$71	$(9,867)	$189,605

December 31, 2021
U.S. Government securities	$20,182	$-	$(39)	$20,143
U.S. Government sponsored entity securities	25,980	109	(173)	25,916
Agency mortgage-backed securities, residential	129,942	1,476	(477)	130,941
Total securities	$176,104	$1,585	$(689)	$177,000

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2022
Obligations of states and political subdivisions	$10,070	$87	$(539)	$9,618
Agency mortgage-backed securities, residential	1	—	—	1
Total securities	$10,071	$87	$(539)	$9,619

December 31, 2021
Obligations of states and political subdivisions	$10,292	$200	$(44)	$10,448
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$10,294	$200	$(44)	$10,450

The amortized cost and estimated fair value of debt securities at March 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,996	$6,016	$434	$439
Due in over one to five years	37,549	35,702	3,832	3,808
Due in over five to ten years	12,500	11,649	5,477	5,102
Due after ten years	—	—	327	269
Agency mortgage-backed securities, residential	143,356	136,238	1	1
Total debt securities	$199,401	$189,605	$10,071	$9,619

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$28,993	$(1,422)	$—	$—	$28,993	$(1,422)
U.S. Government sponsored entity securities	18,357	(1,277)	—	—	18,357	(1,277)
Agency mortgage-backed
securities, residential	129,885	(7,168)	—	—	129,885	(7,168)
Total available for sale	$177,235	$(9,867)	$—	$—	$177,235	$(9,867)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$20,143	$(39)	$—	$—	$20,143	$(39)
U.S. Government sponsored entity securities	18,307	(173)	—	—	18,307	(173)
Agency mortgage-backed securities, residential	64,560	(477)	—	—	64,560	(477)
Total available for sale	$103,010	$(689)	$—	$—	$103,010	$(689)

March 31, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$4,027	$(407)	$787	$(132)	$4,814	$(539)
Total held to maturity	$4,027	$(407)	$787	$(132)	$4,814	$(539)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$2,617	$(38)	$130	$(6)	$2,747	$(44)
Total held to maturity	$2,617	$(38)	$130	$(6)	$2,747	$(44)

There were no sales of investment securities during the three months ended March 31, 2022 or 2021. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities are of high credit quality as of March 31, 2022, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at March 31, 2022 or December 31, 2021 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

	March 31, 2022	December 31, 2021

Residential real estate	$270,576	$274,425
Commercial real estate:
Owner-occupied	72,020	71,979
Nonowner-occupied	163,083	176,100
Construction	32,035	33,718
Commercial and industrial	144,160	141,525
Consumer:
Automobile	47,022	48,206
Home equity	22,770	22,375
Other	59,980	62,863
	811,646	831,191
Less: Allowance for loan losses	(5,268)	(6,483)

Loans, net	$806,378	$824,708

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provided assistance to small businesses through the establishment of the Paycheck Protection Program (“PPP”). The PPP provided small businesses with funds to use for payroll and certain other expenses.  There were no commercial and industrial loans originated under the PPP at March 31, 2022, as compared to $446 at December 31, 2021. These loans are guaranteed by the Small Business Administration (“SBA”).

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021:

March 31, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$980	$2,548	$1,571	$1,384	$6,483
Provision for loan losses	(279)	(575)	(190)	(82)	(1,126)
Loans charged off	(3)	(1)	—	(330)	(334)
Recoveries	16	19	8	202	245
Total ending allowance balance	$714	$1,991	$1,389	$1,174	$5,268

March 31, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,480	$2,431	$1,776	$1,473	$7,160
Provision for loan losses	(116)	(102)	52	114	(52)
Loans charged-off	(1)	(10)	(71)	(359)	(441)
Recoveries	14	27	34	145	220
Total ending allowance balance	$1,377	$2,346	$1,791	$1,373	$6,887

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of March 31, 2022 and December 31, 2021:

March 31, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$66	$—	$66
Collectively evaluated for impairment	714	1,991	1,323	1,174	5,202
Total ending allowance balance	$714	$1,991	$1,389	$1,174	$5,268

Loans:
Loans individually evaluated for impairment	$—	$3,083	$4,077	$30	$7,190
Loans collectively evaluated for impairment	270,576	264,055	140,083	129,742	804,456
Total ending loans balance	$270,576	$267,138	$144,160	$129,772	$811,646

December 31, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$10	$—	$10
Collectively evaluated for impairment	980	2,548	1,561	1,384	6,473
Total ending allowance balance	$980	$2,548	$1,571	$1,384	$6,483

Loans:
Loans individually evaluated for impairment	$—	$5,411	$4,531	$81	$10,023
Loans collectively evaluated for impairment	274,425	276,386	136,994	133,363	821,168
Total ending loans balance	$274,425	$281,797	$141,525	$133,444	$831,191

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial and industrial	$1,730	$1,730	$66
With no related allowance recorded:
Commercial real estate:
Owner-occupied	2,737	2,700	—
Nonowner-occupied	383	383	—
Commercial and industrial	2,347	2,347	—
Consumer:
Home equity	30	30	—
Total	$7,227	$7,190	$66

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2021	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial and industrial	$1,993	$1,993	$10
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,052	5,027	—
Nonowner-occupied	384	384	—
Commercial and industrial	2,538	2,538	—
Consumer:
Home equity	31	31	—
Other	50	50	—
Total	$10,048	$10,023	$10

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial and industrial	$1,862	$40	$40
With no related allowance recorded:
Commercial real estate:
Owner-occupied	2,713	39	39
Nonowner-occupied	384	7	7
Commercial and industrial	2,323	23	23
Consumer:
Home equity	30	1	1
Total	$7,312	$110	$110

	Three months ended March 31, 2021
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,109	$43	$43
Commercial and industrial	281	4	4
Consumer:
Other	50	1	1
With no related allowance recorded:
Residential real estate	207	3	3
Commercial real estate:
Owner-occupied	3,128	34	34
Nonowner-occupied	389	7	7
Commercial and industrial	3,718	47	47
Consumer:
Home equity	33	1	1
Total	$9,915	$140	$140

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). Other real estate owned for residential real estate properties totaled $15 as of March 31, 2022 and December 31, 2021. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $337 and $316 as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$8	$2,260
Commercial real estate:
Owner-occupied	—	1,024
Nonowner-occupied	—	70
Construction	—	56
Commercial and industrial	—	155
Consumer:
Automobile	73	39
Home equity	—	146
Other	379	27
Total	$460	$3,777

December 31, 2021	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$10	$2,683
Commercial real estate:
Owner-occupied	—	1,055
Nonowner-occupied	—	—
Construction	—	146
Commercial and industrial	65	150
Consumer:
Automobile	55	147
Home equity	—	148
Other	160	17
Total	$290	$4,346

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,603	$1,019	$746	$3,368	$267,208	$270,576
Commercial real estate:
Owner-occupied	711	188	140	1,039	70,981	72,020
Nonowner-occupied	261	—	70	331	162,752	163,083
Construction	10	—	33	43	31,992	32,035
Commercial and industrial	92	148	155	395	143,765	144,160
Consumer:
Automobile	657	131	109	897	46,125	47,022
Home equity	-	150	47	197	22,573	22,770
Other	239	42	399	680	59,300	59,980
Total	$3,573	$1,678	$1,699	$6,950	$804,696	$811,646

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,208	$1,218	$921	$4,347	$270,078	$274,425
Commercial real estate:
Owner-occupied	895	—	153	1,048	70,931	71,979
Nonowner-occupied	100	—	—	100	176,000	176,100
Construction	36	53	33	122	33,596	33,718
Commercial and industrial	517	60	215	792	140,733	141,525
Consumer:
Automobile	656	148	194	998	47,208	48,206
Home equity	35	165	47	247	22,128	22,375
Other	401	133	177	711	62,152	62,863
Total	$4,848	$1,777	$1,740	$8,365	$822,826	$831,191

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs

Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$1,446	$—	$1,446
Credit extension at lower stated rate than market rate	371	—	371
Nonowner-occupied
Credit extension at lower stated rate than market rate	383	—	383
Commercial and industrial:
Interest only payments	2,347	—	2,347

Total TDRs	$4,547	$—	$4,547

December 31, 2021	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$1,455	$—	$1,455
Maturity extension at lower stated rate than market rate	268	—	268
Credit extension at lower stated rate than market rate	375	—	375
Nonowner-occupied
Credit extension at lower stated rate than market rate	385	—	385
Commercial and industrial:
Interest only payments	2,301	—	2,301

Total TDRs	$4,784	$—	$4,784

At March 31, 2022 and December 31, 2021, the Company had no specific allocations in reserves to customers whose loan terms were modified in TDRs. At March 31, 2022, the Company had $3,153 in commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $3,199 at December 31, 2021.

There were no TDR loan modifications that occurred during the three months ended March 31, 2022 and 2021 and, therefore, had no impact to provision expense or the allowance for loan losses.

During the three months ended March 31, 2022 and 2021, the Company had no TDRs that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The CARES Act provided guidance on the modification of loans as a result of COVID-19, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they are less than 30 days past due on their contractual payments at the time of modification.  Through March 31, 2022, the Company had modified 591 loans related to COVID-19 with an outstanding loan balance of $107,098 that were not reported as TDRs.  As of March 31, 2022, the Company had 19 of those modified loans still operating under their COVID-19 related deferral terms with an outstanding loan balance of $378 that were not reported as TDRs in the tables presented above.

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

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention.  Loans classified as “special mention” indicate considerable risk due to deterioration of repayment (in the earliest stages) due to potential weak primary repayment source, or payment delinquency.  These loans will be under constant supervision, are not classified and do not expose the institution to sufficient risks to warrant classification.  These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies.  These loans are considered bankable assets with no apparent loss of principal or interest envisioned.  The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted.  Credits that are defined as a TDR should be graded no higher than special mention until they have been reported as performing over one year after restructuring.

The Company uses the following definitions for its classified loan risk ratings:

Substandard.  Loans classified as “substandard” represent very high risk, serious delinquency, nonaccrual, or unacceptable credit. Repayment through the primary source of repayment is in jeopardy due to the existence of one or more well-defined weaknesses, and the collateral pledged may inadequately protect collection of the loans. Loss of principal is not likely if weaknesses are corrected, although financial statements normally reveal significant weakness. Loans are still considered collectible, although loss of principal is more likely than with special mention loans. Collateral liquidation is considered likely to satisfy debt.

Doubtful.  Loans classified as “doubtful” display a high probability of loss, although the amount of actual loss at the time of classification is undetermined. This classification should be temporary until such time that actual loss can be identified, or improvements are made to reduce the seriousness of the classification. These loans exhibit all substandard characteristics with the addition that weaknesses make collection or liquidation in full highly questionable and improbable. This classification consists of loans where the possibility of loss is high after collateral liquidation based upon existing facts, market conditions, and value. Loss is deferred until certain important and reasonable specific pending factors that may strengthen the credit can be more accurately determined. These factors may include proposed acquisitions, liquidation procedures, capital injection, receipt of additional collateral, mergers, or refinancing plans. A doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded substandard.

Loss.  Loans classified as “loss” are considered uncollectible and are of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the credit has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset yielding such a minimum value even though partial recovery may be affected in the future.  Amounts classified as loss should be promptly charged off.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of March 31, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

March 31, 2022	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$67,374	$2,611	$2,035	$72,020
Nonowner-occupied	162,817	—	266	163,083
Construction	32,002	—	33	32,035
Commercial and industrial	137,896	2,032	4,232	144,160
Total	$400,089	$4,643	$6,566	$411,298

December 31, 2021	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$66,999	$618	$4,362	$71,979
Nonowner-occupied	175,901	—	199	176,100
Construction	33,685	—	33	33,718
Commercial and industrial	134,983	1,862	4,680	141,525
Total	$411,568	$2,480	$9,274	$423,322

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower’s credit score to be a significant influence in the determination of a loan’s credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2022 and December 31, 2021:

March 31, 2022	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$46,910	$22,624	$59,574	$268,308	$397,416
Nonperforming	112	146	406	2,268	2,932
Total	$47,022	$22,770	$59,980	$270,576	$400,348

December 31, 2021	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$48,004	$22,227	$62,686	$271,732	$404,649
Nonperforming	202	148	177	2,693	3,220
Total	$48,206	$22,375	$62,863	$274,425	$407,869

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.69% of total loans were unsecured at March 31, 2022, up from 4.45% at December 31, 2021.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2022, the contract amounts of these instruments totaled approximately $94,498, compared to $89,602 at December 31, 2021.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2022 and December 31, 2021 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2022	$16,791	$2,138	$18,929
December 31, 2021	$17,476	$2,138	$19,614

Pursuant to collateral agreements with the FHLB, advances are secured by $262,661 in qualifying mortgage loans, $31,904 in commercial loans and $5,125 in FHLB stock at March 31, 2022.  Fixed-rate FHLB advances of $16,791 mature through 2042 and have interest rates ranging from 1.53% to 2.97% and a year-to-date weighted average cost of 2.37% at March 31, 2022 and 2.39% at December 31, 2021.  There were no variable-rate FHLB borrowings at March 31, 2022.

At March 31, 2022, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described in the next paragraph.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at March 31, 2022.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $189,260 at March 31, 2022.  Of this maximum borrowing capacity, the Company had $107,949 available to use as additional borrowings, of which $100,000 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of March 13, 2023, and have fixed rates ranging from 1.00% to 1.30% and a year-to-date weighted average cost of 1.22% at March 31, 2022, as compared to 1.23% at December 31, 2021.  At March 31, 2022 there were six promissory notes payable by Ohio Valley to related parties totaling $2,138.  There were no promissory notes payable to other banks at March 31, 2022 and December 31, 2021, respectively.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $64,520 at March 31, 2022 and $68,380 at December 31, 2021.

Scheduled principal payments as of March 31, 2022:

	FHLB Borrowings	Promissory Notes	Totals

2022	$1,424	$1,031	$2,455
2023	1,784	1,107	2,891
2024	1,693	—	1,693
2025	1,560	—	1,560
2026	1,434	—	1,434
Thereafter	8,896	—	8,896
	$16,791	$2,138	$18,929

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

Total revenues from the banking segment, which accounted for the majority of the Company’s total revenues, totaled 90.5% and 90.8% of total consolidated revenues for the quarters end March 31, 2022 and 2021, respectively.

The accounting policies used for the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.  All goodwill is in the banking segment.

Information for the Company’s reportable segments is as follows:

	Three months ended March 31, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$9,468	$522	$9,990
Provision expense	(1,100)	(26)	(1,126)
Noninterest income	2,891	829	3,720
Noninterest expense	9,094	694	9,788
Tax expense	780	143	923
Net income	3,585	540	4,125
Assets	1,245,025	13,151	1,258,176

	Three months ended March 31, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$9,554	$494	$10,048
Provision expense	(50)	(2)	(52)
Noninterest income	2,508	831	3,339
Noninterest expense	8,497	690	9,187
Tax expense	588	133	721
Net income	3,027	504	3,531
Assets	1,212,129	13,055	1,225,184

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 13 months to 19 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases was as follows:

	As of March 31, 2022	As of December 31, 2021
Operating leases:
Operating lease right-of-use assets	$1,155	$1,195
Operating lease liabilities	1,155	1,195

The components of lease cost were as follows:

	Three months ended March 31,
	2022	2021
Operating lease cost	$42	$39
Short-term lease expense	10	8

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2022 are as follows:

Operating Leases
2022 (remaining)	$126
2023	127
2024	106
2025	106
2026	107
Thereafter	866
Total lease payments	1,438
Less: Imputed Interest	(283)
Total operating leases	$1,155

Other information was as follows:

	As of March 31, 2022	As of December 31, 2021
Weighted-average remaining lease term for operating leases	13.4 years	13.7 years
Weighted-average discount rate for operating leases	2.30%	2.29%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements

Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the Coronavirus (“COVID-19”) pandemic, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of COVID-19 on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market; the effects of various governmental responses to COVID-19; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

BUSINESS OVERVIEW: The accompanying discussion on consolidated financial statements include the accounts of Ohio Valley Banc Corp. and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“the Captive”).  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages (“Race Day”), and Ohio Valley REO, LLC, an Ohio limited liability company. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”

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

IMPACT of COVID-19: COVID-19 has caused significant disruption in the United States and international economies and financial markets. The primary markets served by the Company in southeastern Ohio and western West Virginia were significantly impacted by COVID-19, which has changed the way we live and work. The continued effects of COVID-19 on the economy, supply chains, financial markets, unemployment levels, businesses and our customers is unknown and unpredictable.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provided assistance to small businesses through the establishment of the Paycheck Protection Program (“PPP”). Pursuant to the CARES Act, PPP funds were provided to small businesses in the form of loans that would be fully forgiven if certain criteria were met. In 2021, Congress amended the PPP by extending the authority of the Small Business Administration (“SBA”) to guarantee loans and the ability of PPP lenders to disburse PPP loans until May 31, 2021. The Company supported its clients who experienced financial hardship due to COVID-19 through participation in the PPP, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

FINANCIAL RESULTS OVERVIEW: Net income totaled $4,125 during the first quarter of 2022, an increase of $594 over the same period of 2021. Earnings per share for the first quarter of 2022 finished at $.87 per share, compared to $.74 per share during the first quarter of 2021.  Quarterly earnings improved largely due to lower provision expense and higher noninterest income being partially offset by a combination of lower net interest income and higher noninterest expense.  The impact of higher net earnings during the first quarter of 2022 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased to 1.34% at March 31, 2022, compared to 1.20% at March 31, 2021.  The Company’s net income to average equity ratio, or return on equity, also increased to 11.78% at March 31, 2022, compared to 10.47% at March 31, 2021.

During the three months ended March 31, 2022, net interest income decreased $58, or 0.6%, from the same period in 2021. Lower net interest income was negatively impacted by a 2.2% decrease in average loans, which contributed to a 7.3% decrease in interest and fees on loans. The decrease in average loans was impacted mostly by lower residential real estate loans and payoffs of PPP loans.  Excluding loans, the Company’s remaining average earning assets increased 29.5%, coming mostly from securities and Federal Reserve Bank balances. This composition of higher balances in securities and the Federal Reserve Bank, which yield less than loans, had a dilutive effect on the net interest margin, which decreased from 3.73% during the quarter ended March 31, 2021, to 3.51% during the quarter ended March 31, 2022.

During the three months ended March 31, 2022, the Company experienced negative provision for loan loss, which contributed to a $1,074 decrease in provision expense when compared to the same period in 2021. The decrease from the prior year was related to improved economic risk factors impacted by lower net charge-offs and criticized and classified loans, as well as the partial release of the COVID-19 reserve for the pandemic environment.

During the three months ended March 31, 2022, noninterest income increased $381, or 11.4%, from the same period in 2021. This growth came largely from increases in service charges on deposit accounts, interchange income on debit and credit card transactions, and mortgage banking income in relation to Race Day, the Company’s new online mortgage company.

During the three months ended March 31, 2022, noninterest expense increased $601, or 6.5%, over the same period in 2021. The increase was primarily related to higher salaries and employee benefit costs impacted by the staffing of Race Day, as well as higher annual merit expenses. The Company also experienced increases in data processing costs, professional fees, and software expense, as well as various other overhead costs from Race Day.

The Company’s provision for income taxes increased $202, or 28.0%, during the three months ended March 31, 2022, largely due to the changes in taxable income affected by the factors mentioned above.

At March 31, 2022, total assets were $1,258,176, an increase of $8,407 from year-end 2021.  Higher assets were primarily impacted by increases in cash and cash equivalents and investment securities, which were collectively up $24,072, or 7.1%, from year-end 2021. This was in relation to higher deposit balances during the first quarter of 2022.  The growth in assets from year-end 2021 was partially offset by a $19,545, or 2.4%, decrease in loans. The Company’s loan portfolio experienced decreases in the residential real estate segment (-1.4%), commercial real estate segment (-5.2%) and consumer loan segment (-2.8%).

At March 31, 2022, total liabilities were $1,121,565, up $13,152 from year-end 2021. Contributing most to this increase were higher deposit balances, which increased $14,510 from year-end 2021.  The increase was impacted mostly from higher interest-bearing demand deposits, partially offset by lower time deposits and noninterest bearing demand deposits.

At March 31, 2022, total shareholders’ equity was $136,611, down $4,745 since December 31, 2021. This was from cash dividends paid and a decrease in net unrealized gains on available for sale securities being partially offset by quarterly net income. Regulatory capital ratios of the Company remained higher than the “well capitalized” minimums.

Comparison of Financial Condition
at March 31, 2022 and December 31, 2021

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2022 compared to December 31, 2021.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2022, cash and cash equivalents were $163,724, an increase of $11,690, or 7.7%, from December 31, 2021.  The increase in cash and cash equivalents came mostly from higher interest-bearing deposits on hand with correspondent banks.  Over 90% of cash and cash equivalents consist of the Company’s interest-bearing Federal Reserve Bank clearing account, which increased $11,516, or 8.5%, from year-end 2021. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. The factors contributing to higher clearing account balances include payoffs of larger commercial loans and growth in interest bearing deposit balances during the quarter. The Company utilized a portion of its clearing account balances and proceeds from loan payoffs to reinvest in higher-yielding investment securities during the first quarter of 2022. This shift into higher-yielding investment securities helped to minimize the dilutive effect that higher clearing account balances have on the net interest margin.  The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the first quarter of 2022, the rate associated with the Company’s Federal Reserve Bank clearing account increased 25 basis points due to rising inflationary concerns, resulting in a target federal funds rate range of 0.25% to 0.50%.  Although interest-bearing deposits in the Federal Reserve Bank are the Company’s lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve balances are 100% secured.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when the opportunities arise.

Certificates of Deposit

At March 31, 2022, the Company had $2,124 in certificates of deposit owned by the Captive, down from $2,329 at year-end 2021.  The deposits on hand at March 31, 2022 consist of nine certificates with remaining maturity terms ranging from less than 6 months up to 18 months.

Securities

The balance of total securities increased $12,382, or 6.6%, compared to year-end 2021.  The increase was impacted mostly by investment security purchases funded by excess funds being maintained within the Federal Reserve Bank clearing account. The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which represented 68.2% of total investments at March 31, 2022.  During the first three months of 2022, the Company invested $19,763 in new Agency mortgage-backed securities, while receiving principal repayments of $6,237.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also redeployed a portion of its heightened excess funds to purchase $9,820 in U.S. Government securities during the first quarter of 2022.

In addition, the continued increases in long-term reinvestment rates during 2022 led to a $10,692 decrease in the net unrealized gain position associated with the Company’s available for sale securities, which decreased the fair value of securities at March 31, 2022.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized gain in the portfolio decreased. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances lowered to $811,646 at March 31, 2022, representing a decrease of $19,545, or 2.4%, as compared to $831,191 at December 31, 2021.  The decrease in loans came primarily from the commercial real estate portfolio, with other decreases coming from the residential real estate, commercial and industrial, and total consumer loan portfolios from year-end 2021.

The Company’s commercial loan portfolio decreased $12,024, or 2.8%, from year-end 2021. Contributing most to the decrease were lower loan balances within the commercial real estate portfolio, decreasing $14,659, or 5.2%, from year-end 2021.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at March 31, 2022 at 65.0%. Decreases came primarily from the principal payoffs of a limited number of large nonowner-occupied loan balances from year-end 2021.

Decreases in commercial real estate loans were partially offset by a $2,635, or 1.9%, increase in the commercial and industrial portfolio from year-end 2021. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. The commercial and industrial segment also includes PPP loan balances that had a significant impact on average earning asset growth in 2021. The Company’s remaining PPP loans of $446 that were outstanding at year-end 2021 were paid off during the first quarter of 2022.

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

Further decreases in the Company’s loan portfolio came from the residential real estate loan segment, which decreased $3,849, or 1.4%, from year-end 2021.  Although down, the residential real estate loan segment still comprises the largest portion of the Company’s overall loan portfolio at 33.3%, consists primarily of one- to four-family residential mortgages, and carries many of the same customer and industry risks as the commercial loan portfolio.  The decrease in residential real estate loans came largely from principal repayments and payoffs in both long-term fixed-rate and short-term adjustable-rate mortgages. As refinancing volume has subsided and long-term reinvestment rates have increased, this has led to a slower demand for mortgage loans during 2022.

The Company’s loan portfolio at March 31, 2022 was also impacted by less consumer loan balances from year-end 2021, decreasing $3,672, or 2.8%.  This change was impacted by a $1,184, or 2.5%, decline in automobile loan balances.  Automobile loans represent the Company’s largest consumer loan segment at 36.2% of total consumer loans.  The pandemic environment continued to have a negative impact on auto loan originations in 2022 in part due to supply constraints that were impacted by a chip shortage. Further limiting the volume of automobile loan originations were heightened incentives being offered from the captive auto finance companies in response to the pandemic. The remaining consumer loan portfolio decreased $2,488, or 2.9%, from year-end 2021, mostly from decreases in unsecured loans. The Company will continue to attempt to increase its auto lending segment while maintaining strict loan underwriting processes to limit future loss exposure. However, the Company will place more emphasis on loan portfolios (i.e. commercial and, to a smaller extent, residential real estate) with higher returns than auto loans.  Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return.

Allowance for Loan Losses

The Company established a $5,268 allowance for loan losses at March 31, 2022, which represents a decrease from the $6,483 allowance at year-end 2021. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include:  historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first quarter of 2022, the Company experienced a $1,271 decrease in its general allocations of the allowance for loan losses.  The key contributor to this decrease came from lower reserves associated with the COVID-19 risk factor. The Company added a COVID-19 risk factor in 2020 due to the negative economic outlook of the pandemic. Based on positive asset quality trends and lower net charge offs, management released $645 of the COVID-19 risk factor during the first quarter of 2022, resulting in a corresponding decrease in both provision expense and general allocations of the allowance for loan loss. As a result, the general reserve allocation related to COVID-19 totaled $1,936 at March 31, 2022 as compared to $2,633 at December 31, 2021. The Company will continue to monitor the related economic effects of the pandemic environment and asset quality trends moving forward to determine the appropriate level of the COVID-19 risk factor.

Excluding the impact from the COVID-19 risk factor, the Company experienced a $574 decrease in general allocations of the allowance for loan losses related to improvements in various economic risk factors. These include risk factors from lower historical loan losses and lower criticized and classified assets. The historical loan loss factor decreased from 0.18% at year-end 2021 to 0.17% at March 31, 2022.  Risk factors associated with criticized and classified assets also decreased as a result of various commercial loan upgrades from improvements in the financial performance of certain borrowers’ ability to repay their loans. Most recently, the Company upgraded a single commercial loan relationship totaling $2,232 from a classified to a criticized loan status, which also contributed to the release of general reserves during the first quarter of 2022. Additionally, the Company’s delinquency levels decreased from year-end 2021, with nonperforming loans to total loans of 0.52% at March 31, 2022 compared to 0.56% at December 31, 2021, and lower nonperforming assets to total assets of 0.34% at March 31, 2022 compared to 0.37% at year-end 2021. General allocations during the first quarter of 2022 increased in relation to higher unemployment rates within the Company’s market areas, only partially offsetting the decreasing allocation factors already discussed.

Decreases in general allocations were partially offset by a $56 increase in specific allocations from year-end 2021.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves was primarily related to the loan impairments of one borrower relationship during the first quarter of 2022.

The Company’s allowance for loan losses to total loans ratio finished at 0.65% at March 31, 2022 and 0.78% at year-end 2021.  Management believes that the allowance for loan losses at March 31, 2022 was adequate and reflected probable incurred losses in the loan portfolio.  There can be no assurance, however, that adjustments to the allowance for loan losses will not be required in the future.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with respect to COVID-19, are factors that could change, and management will make adjustments to the allowance for loan losses as needed. Asset quality will continue to remain a key focus of the Company, as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Total deposits at March 31, 2022 increased $14,510, or 1.4%, from year-end 2021.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $22,435, or 3.2%, from year-end 2021, while noninterest-bearing deposits decreased $7,925, or 2.2%, from year-end 2021.

The increase in interest-bearing deposits came mostly from higher interest-bearing NOW account balances from year-end 2021, which increased $22,891, or 11.2%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio and Mason County, West Virginia market areas. Growth in interest-bearing deposits also came from savings deposits, which increased $5,996, or 4.1%, from year-end 2021, primarily from higher statement savings account balances. Interest-bearing deposit growth was further impacted by higher money market balances from year-end 2021, which increased $2,636, or 1.6%.

Partially offsetting the increases in interest-bearing deposits were time deposit balances, which decreased $9,088, or 4.8%, from year-end 2021.  The decrease came from lower brokered and internet CD issuances as a result of the heightened liquidity position from year-end 2021. The Company’s retail time deposits also decreased from year-end 2021 in relation to the consumer shift to savings and money market products.

The decrease in noninterest-bearing deposits came mostly from the Company’s business and incentive-based checking account balances from year-end 2021.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2022, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.

Other Borrowed Funds

Other borrowed funds were $18,929 at March 31, 2022, a decrease of $685, or 3.5%, from year-end 2021. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first quarter of 2022. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2022 decreased $4,745, or 3.4%, to finish at $136,611, as compared to $141,356 at December 31, 2021. This was from quarterly net income being completely offset by cash dividends paid and a decrease in net unrealized gain on available for sale securities. The after-tax decrease in net unrealized gain totaled $8,447 from year-end 2021, as market rate increases continued during the first quarter of 2022 causing a decrease in the fair value of the Company’s available for sale investment portfolio.

Comparison of Results of Operations
For the Three Months Ended
March 31, 2022 and 2021

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2022, compared to the same period in 2021. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income

The most significant portion of the Company’s revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended March 31, 2022, net interest income was down $58, or 0.6%, compared to the same period in 2021. The moderate decline was mostly attributable to lower earning asset yields and lower loan fees being partially offset by an increase in average earning assets combined with a decrease in the average costs paid on deposits.

Total interest and fee income recognized on the Company’s earning assets decreased $469, or 4.2%, during the first quarter of 2022 compared to the same period in 2021.  The decrease was impacted by interest and fees on loans, which decreased $767, or 7.3%. The decrease was partially the result of a decline in loan fees of $340, or 32.0%, impacted by PPP fees. PPP fees decreased from $367 during the first quarter of 2021 to only $15 during the first quarter of 2022, due to loan payoffs. Total interest and fee income also decreased due to interest on loans, which decreased $427, or 4.5%, during the first quarter of 2022 as a result of lower loan yields and lower average balances. Average loan yields decreased from 5.18% to 4.91% when comparing the first quarters of 2021 to 2022. Loan yields continued to be impacted by the interest rate reductions from the Federal Reserve Bank in 2020, which led to lower loan interest revenue. Average loans for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021 decreased $18,141, or 2.2%. The decrease came mostly from the payoffs of all the Company’s PPP loans during 2021 and 2022, which resulted in a decrease of $27,430 in average loan balances. Average real estate loan balances also decreased during the first quarter of 2022 impacted by principal repayments and payoffs combined with a lower volume of new originations as the trend of increased mortgage refinancings have slowed since the heavy refinancing period of 2020 and, to a lesser extent, 2021.

During the three months ended March 31, 2022, interest income from interest-bearing deposits with banks increased $26, or 92.9%, when compared to the same period in 2021. The impact came from higher average balances maintained within the Company’s interest-bearing Federal Reserve Bank clearing account, which increased $11,147 during the first quarter of 2022 compared to the same period in 2021. Furthermore, during the first quarter of 2022, the Federal Reserve raised the target federal funds rate by 25 basis points due to rising inflationary concerns. This had a corresponding effect on the interest rate tied to the Federal Reserve clearing account, which also increased by 25 basis points.

Total interest on securities increased $278, or 59.9%, during the first quarter of 2022 compared to the same period in 2021. Due to the surge in deposits and proceeds from PPP loan payoffs, the Company has taken opportunities to reinvest a portion of these excess funds into new U.S. Government, Agency and Agency mortgage-backed securities, contributing to a $69,277 increase in average securities during the first quarter of 2022 over the first quarter of 2021. The average yield on securities also increased from 1.47% to 1.50% to further enhance the growth in interest income. The change was partly impacted by the Company’s decision to sell $48,732 in lower yielding securities during the fourth quarter of 2021 that carried an  average yield of 0.89% and replace them with similar securities at an average yield of 1.30%.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $411, or 38.1%, during the first quarter of 2021 compared to the same period in 2022. Interest expense decreased despite an increase in average interest-bearing deposits of $31,586 during the first quarter of 2022 compared to the same period in 2021. The converse relationship between increasing average interest-bearing liabilities to lower interest expense is related to the repricing efforts in a lower rate environment which drove down average costs during 2021. Lower deposit expense was mostly impacted by the continued decline in CD rates, which contributed to a $350 decrease in time deposit interest expense during the first quarter of 2022 compared to the same period in 2021.  As CD rates have repriced downward, the Company has benefited from lower interest expense on newly issued CDs at lower rates. As a result of the rate repricing on time deposits, the Company’s total weighted average costs on interest-bearing deposits has decreased by 23 basis points from 0.52% at March 31, 2021 to 0.29% at March 31, 2022.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2022, the Company’s first quarter net interest margin finished at 3.51%, compared to 2021’s first quarter net interest margin of 3.73%. The decrease in margin was largely impacted by the decrease in PPP loan fees and a low interest rate environment that impacted lower earning asset yields during 2022. While average earning assets were up during the first quarter of 2022, the increase came largely from lower yielding securities and Federal Reserve clearing account balances, which had a dilutive effect to the net interest margin during the first quarter of 2022.  The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses

For the three months ended March 31, 2022, the Company’s provision expense decreased $1,074 from the same period in 2021. The quarterly improvement came primarily from a decrease in general allocations.  As previously discussed, the Company’s general allocations of the allowance for loan losses were impacted by the release of $645 in COVID-19 general reserves during the first quarter of 2022. The Company removed a portion of its COVID-19 reserves due to positive asset quality trends and lower net charge offs, which resulted in a corresponding decrease of $645 to provision expense in March 2022. Further contributing to lower provision expense were the impacts of the Company’s other general reserve allocations. During the first quarter of 2022, the Company decreased its general allocations, excluding the COVID-19 risk factor, from $3,840 at December 31, 2021 to $3,266 at March 31, 2022.  Lower general reserves have been affected by various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and higher annualized level of loan recoveries. Further reducing provision expense was a decrease of $132 in net charge-offs during the three months ended March 31, 2022 compared to the same period in 2021. This was primarily from lower charge-offs recorded within the commercial real estate portfolio.  Lower provision expense was also impacted by a decrease in specific allocations that totaled $90 at March 31, 2021 compared to $66 in specific allocations at March 31, 2022.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income for the three months ended March 31, 2022 increased $381, or 11.4%, when compared to the three months ended March 31, 2021. The increase in noninterest revenue was largely impacted by a $153, or 37.8%, increase in service charges on deposit accounts. This included a higher volume of overdraft transactions during the 2022 first quarter period.

Increases in noninterest income also came from interchange income, which increased $85, or 8.1%, during the first quarter of 2022.  This was impacted by an increase in consumer spending that led to a higher volume of transactions associated with the Company’s debit and credit card products.

Further impacting growth in noninterest revenue was mortgage banking income, which increased $56, or 31.3%, during the first quarter of 2022. Mortgage banking income increased largely due to Race Day, the Bank’s new online mortgage company. Race Day was formed in April 2021 and began conducting business during the third quarter of 2021.  During the first quarter of 2022, Race Day experienced loan sales that yielded $96 in mortgage banking revenue. This increase was partially offset by a $40 decrease in the Bank’s secondary market income due to less volume of mortgage refinancings.

Other noninterest income also increased $52, or 34.7%, during the first quarter of 2022. This came largely from higher servicing fees on a select number of commercial loans.

The remaining noninterest income categories increased $35, or 2.3%, during the first quarter of 2022 compared to the same period in 2021, primarily from higher earnings on bank owned life insurance and annuity assets.

Noninterest Expense

Noninterest expense during the first quarter of 2022 increased $601, or 6.5% compared to the same period in 2021. Contributing most to the increase in noninterest expense were salaries and employee benefits, which increased $300, or 5.7%, during the three months ended March 31, 2022 compared to the same period in 2021. The expense increase was largely from the staffing of Race Day employees in 2021, which led to higher salaries expense in 2022. Other expense increases in this category also came from annual merit increases and higher retirement plan costs in 2022.

Higher noninterest expense also came from data processing expense, which increased $97, or 16.9%, during the first quarter of 2022 compared to the same period in 2021. Higher costs in this category were the direct result of the volume increase in debit and credit card transactions, which increased processing costs.

Further impacting higher overhead costs were professional fees, which increased $59, or 13.7%, during the first quarter of 2022 compared to the same period in 2021. Professional fees were impacted by accounting expenses associated with adhering to regulatory guidance, as well as higher legal expenses.

Noninterest expense was also impacted by higher software costs, which increased $54, or 12.0%, during the first quarter of 2022 compared to the same period in 2021. This increase was largely impacted by the associated software costs from Race Day, which included various software platforms and resources that were necessary to begin conducting business.

Other noninterest expense also increased $162, or 12.2%, during the first quarter of 2022 compared to the same period in 2021.  This was primarily impacted by various other overhead costs associated with Race Day, including loan expenses and employee recruiting costs.

The remaining noninterest expense categories decreased $71, or 6.2%, during the first quarter of 2022 compared to the same period in 2021.  These decreases were impacted mostly from expense savings related to lower marketing and furniture and equipment costs.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the first quarters of 2022 and 2021, the Company benefited from a larger decrease in the average cost on interest-bearing liabilities than the decrease on earning asset yields. However, this benefit was completely offset by the significant decrease in PPP loan fees that were more impactful during the first quarter of 2021 than 2022. Furthermore, the Company’s $601 increase in overhead expense was only partially offset by the $381 increase in noninterest income. As a result, the Company’s efficiency number increased (regressed) to 70.8% during the quarterly period ended March 31, 2022 compared to 68.0% during the same period in 2021.

Provision for income taxes

The Company’s income tax provision increased $202 during the three months ended March 31, 2022 compared to the same period in 2021.  The change in tax expense corresponded directly to the change in associated taxable income during 2022 and 2021.

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

The Bank opted into the CBLR, and will, therefore, not be required to comply with the Basel III capital requirements. As of March 31, 2022, the Bank’s CBLR was 10.56%.

Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. The CBLR was then increased to 8.5% in 2021 until it was returned to 9% for all community banks beginning January 1, 2022.

Cash dividends paid by the Company were $998 during the first three months of 2022.  The year-to-date dividends paid totaled $0.21 per share.

Liquidity

Liquidity relates to the Company’s ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year, and available for sale securities, which totaled $353,763, represented 28.1% of total assets at March 31, 2022 compared to $329,264 and 26.3% of total assets at December 31, 2021. To further enhance the Bank’s ability to meet liquidity demands, the FHLB offers advances to the Bank. At March 31, 2022, the Bank could borrow an additional $107,949 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At March 31, 2022, this line had total availability of $51,344. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows above.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2021 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for loan losses to be a critical accounting policy.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years for the consumer and real estate portfolio segment and 5 years for the commercial portfolio segment. The total loan portfolio’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. During 2020, the Company established a new economic risk factor in relation to the COVID-19 pandemic.  The risk factor captures the exposure of our current historical loss metrics to the heightened losses experienced following the Great Recession that occurred from 2007 to 2009.  To the extent the loss history incurred during an economic downturn exceeded our current loss history, a general allocation to the allowance for loan losses was made.  The COVID-19 risk factor allocation amount is subject to change based on the actual loss history experienced and may be removed when the risk of loss in relation to the pandemic environment diminishes. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. The Company is not currently involved in any material legal proceedings outside the ordinary course of the Company’s business.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2022.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2022.

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

OHIO VALLEY BANC CORP.

Date:	May 16, 2022	By:	/s/Thomas E. Wiseman
Thomas E. Wiseman
Chief Executive Officer

Date:	May 16, 2022	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer