Form 10-Q
period 2022-06-30
OHIO VALLEY BANC CORP
filed 2022-08-15
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of common shares, without par value, of the registrant outstanding as of August 15, 2022 was 4,771,774.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

ASSETS
Cash and noninterest-bearing deposits with banks	$14,942	$14,111
Interest-bearing deposits with banks	79,152	137,923
Total cash and cash equivalents	94,094	152,034

Certificates of deposit in financial institutions	1,873	2,329
Securities available for sale	193,617	177,000
Securities held to maturity (estimated fair value: 2022 - $9,037; 2021 - $10,450)	9,735	10,294
Restricted investments in bank stocks	7,265	7,265

Total loans	870,252	831,191
Less: Allowance for loan losses	(5,214)	(6,483)
Net loans	865,038	824,708

Premises and equipment, net	20,742	20,730
Premises and equipment held for sale, net	432	438
Other real estate owned, net	15	15
Accrued interest receivable	2,940	2,695
Goodwill	7,319	7,319
Other intangible assets, net	44	64
Bank owned life insurance and annuity assets	37,750	37,281
Operating lease right-of-use asset, net	1,116	1,195
Deferred tax assets	5,296	2,217
Other assets	6,610	4,185
Total assets	$1,253,886	$1,249,769

LIABILITIES
Noninterest-bearing deposits	$346,144	$353,578
Interest-bearing deposits	727,210	706,330
Total deposits	1,073,354	1,059,908

Other borrowed funds	18,484	19,614
Subordinated debentures	8,500	8,500
Operating lease liability	1,116	1,195
Other liabilities	19,862	19,196
Total liabilities	1,121,316	1,108,413

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2022 - 5,465,707 shares issued; 2021 - 5,447,185 shares issued)	5,465	5,447
Additional paid-in capital	51,722	51,165
Retained earnings	104,110	100,702
Accumulated other comprehensive income (loss)	(12,061)	708
Treasury stock, at cost (693,933 shares)	(16,666)	(16,666)
Total shareholders’ equity	132,570	141,356
Total liabilities and shareholders’ equity	$1,253,886	$1,249,769

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Interest and dividend income:
Loans, including fees	$10,020	$10,562	$19,818	$21,127
Securities
Taxable	851	479	1,546	884
Tax exempt	45	60	92	119
Dividends	69	57	127	116
Interest-bearing deposits with banks	232	33	286	61
Other Interest	4	8	9	18
	11,221	11,199	21,878	22,325

Interest expense:
Deposits	507	799	1,026	1,682
Other borrowed funds	103	145	209	300
Subordinated debentures	58	40	100	80
	668	984	1,335	2,062
Net interest income	10,553	10,215	20,543	20,263
Provision for (recovery of) loan losses	813	27	(313)	(25)
Net interest income after provision for loan losses	9,740	10,188	20,856	20,288

Noninterest income:
Service charges on deposit accounts	595	390	1,153	795
Trust fees	86	70	167	142
Income from bank owned life insurance and annuity assets	195	200	469	448
Mortgage banking income	220	186	455	365
Electronic refund check / deposit fees	135	135	675	675
Debit / credit card interchange income	1,177	1,173	2,312	2,223
Gain on other real estate owned	—	—	7	1
Tax preparation fees	50	55	738	749
Other	178	297	380	447
	2,636	2,506	6,356	5,845
Noninterest expense:
Salaries and employee benefits	5,683	5,279	11,253	10,549
Occupancy	424	465	902	932
Furniture and equipment	279	269	545	565
Professional fees	498	427	987	857
Marketing expense	229	268	458	536
FDIC insurance	88	79	170	158
Data processing	688	660	1,360	1,235
Software	556	434	1,059	883
Foreclosed assets	36	8	37	22
Amortization of intangibles	10	14	20	27
Other	1,532	1,394	3,020	2,720
	10,023	9,297	19,811	18,484

Income before income taxes	2,353	3,397	7,401	7,649
Provision for income taxes	354	536	1,277	1,257

NET INCOME	$1,999	$2,861	$6,124	$6,392

Earnings per share	$0.42	$0.60	$1.29	$1.34

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net Income	$1,999	$2,861	$6,124	$6,392

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(5,472)	(217)	(16,164)	(1,621)
Related tax (expense) benefit	1,150	46	3,395	340
Total other comprehensive income (loss), net of tax	(4,322)	(171)	(12,769)	(1,281)

Total comprehensive income (loss)	$(2,323)	$2,690	$(6,645)	$5,111

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at April 1, 2022	$5,465	$51,722	$103,829	$(7,739)	$(16,666)	$136,611
Net income	—	—	1,999	—	—	1,999
Other comprehensive loss, net	—	—	—	(4,322)	—	(4,322)
Cash dividends, $0.36 per share	—	—	(1,718)	—	—	(1,718)
Balance at June 30, 2022	$5,465	$51,722	$104,110	$(12,061)	$(16,666)	$132,570

Balance at April 1, 2021	$5,447	$51,165	$95,514	$1,326	$(15,712)	$137,740
Net income	—	—	2,861	—	—	2,861
Other comprehensive loss, net	—	—	—	(171)	—	(171)
Cash dividends, $0.21 per share	—	—	(1,006)	—	—	(1,006)
Balance at June 30, 2021	$5,447	$51,165	$97,369	$1,155	$(15,712)	$139,424

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2022	$5,447	$51,165	$100,702	$708	$(16,666)	$141,356
Net income	—	—	6,124	—	—	6,124
Other comprehensive loss, net	—	—	—	(12,769)	—	(12,769)
Cash dividends, $0.57 per share	—	—	(2,716)	—	—	(2,716)
Common Stock issued to ESOP, 18,522 shares	18	557	—	—	—	575
Balance at June 30, 2022	$5,465	$51,722	$104,110	$(12,061)	$(16,666)	$132,570

Balance at January 1, 2021	$5,447	$51,165	$92,988	$2,436	$(15,712)	$136,324
Net income	—	—	6,392	—	—	6,392
Other comprehensive loss, net	—	—	—	(1,281)	—	(1,281)
Cash dividends, $0.42 per share	—	—	(2,011)	—	—	(2,011)
Balance at June 30, 2021	$5,447	$51,165	$97,369	$1,155	$(15,712)	$139,424

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2022	2021

Net cash provided by operating activities:	$5,110	$4,072

Investing activities:
Proceeds from maturities and calls of securities available for sale	16,760	23,815
Purchases of securities available for sale	(49,271)	(86,063)
Proceeds from maturities and calls of securities held to maturity	547	501
Purchase of securities held to maturity	(384)	(1,341)
Proceeds from maturities of certificates of deposit in financial institutions	445	245
Redemptions of federal home loan bank stock	—	121
Net change in loans	(40,006)	417
Proceeds from sale of other real estate owned	7	49
Purchases of premises and equipment	(948)	(396)
Disposals of premises and equipment	—	285
Proceeds from building grant	200	—
Purchases of bank owned life insurance and annuity assets	—	(550)
Net cash provided by (used in) investing activities	(72,650)	(62,917)

Financing activities:
Change in deposits	13,446	51,352
Cash dividends	(2,716)	(2,011)
Proceeds from Federal Home Loan Bank borrowings	—	600
Repayment of Federal Home Loan Bank borrowings	(1,130)	(3,099)
Change in other short-term borrowings	—	(1,060)
Net cash provided by financing activities	9,600	45,782

Change in cash and cash equivalents	(57,940)	(13,063)
Cash and cash equivalents at beginning of period	152,034	138,303
Cash and cash equivalents at end of period	$94,094	$125,240

Supplemental disclosure:
Cash paid for interest	$1,443	$2,519
Cash paid for income taxes	1,100	2,300
Operating lease liability arising from obtaining right-of-use asset	—	354

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (the “Captive”).  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2022, and its results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2022.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2021 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank also originates long-term, fixed-rate mortgage loans, with full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of June 30, 2022, there were $844 in loans held for sale by the Bank , as compared to $1,682 in loans held for sale at December 31, 2021.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings ("TDRs") and are classified as impaired.

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

At June 30, 2022, there were no changes to the accounting policies or methodologies within any of the Company’s loan portfolio segments from the prior quarter.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,771,774 and 4,787,446 for the three months ended June 30, 2022 and 2021, respectively. The weighted average common shares outstanding were 4,766,453 and 4,787,446 for the six months ended June 30, 2022 and 2021, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326). This standard: (i) eliminates the accounting guidance for TDRs, requiring entities to determine whether a modification results in a new loan or a continuation of an existing loan, (ii) expands disclosures related to modifications, and (iii) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted if ASU 2016-13 has been previously adopted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact that the adoption of ASU 2022-02 will have on its consolidated financial statements

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	—	$38,337	—
U.S. Government sponsored entity securities	—	19,806	—
Agency mortgage-backed securities, residential	—	135,474	—
Interest rate swap derivatives	—	890	—

Liabilities:
Interest rate swap derivatives	—	(890)	—

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	—	$20,143	—
U.S. Government sponsored entity securities	—	25,916	—
Agency mortgage-backed securities, residential	—	130,941	—
Interest rate swap derivatives	—	599	—

Liabilities:
Interest rate swap derivatives	—	(599)	—

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial	—	—	$1,210

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial	—	—	$1,983

At June 30, 2022, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,507, with a corresponding valuation allowance of $297, resulting in an increase of $231 in provision expense during the three months ended June 30, 2022, and an increase of $287 in provision expense during the six months ended June 30, 2022, with no corresponding charge-offs recognized. This is compared to a decrease of $30 in provision expense during the three months ended June 30, 2021, and an increase of $60 in provision expense during the six months ended June 30, 2021. At December 31, 2021, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,993, with a corresponding valuation allowance of $10, resulting in an increase of $10 in provision expense during the year ended December 31, 2021, with no corresponding charge-offs recognized.

There was no other real estate owned that was measured at fair value less costs to sell at June 30, 2022 and December 31, 2021. There were no corresponding write downs during the three and six months ended June 30, 2022 and 2021.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2022 and December 31,2021:

June 30, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans:		1		1
			Adjustment to comparables
Commercial and industrial	$1,210	Sales approach	and equipment comparables	0% to 25%	22.0%

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans:		1		1
			Adjustment to comparables
Commercial and industrial	$1,983	Sales approach	and equipment comparables	0% to 25%	18.5%

The carrying amounts and estimated fair values of financial instruments at June 30, 2022 and December 31, 2021 are as follows:

	Carrying	Fair Value Measurements at June 30, 2022 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$94,094	$94,094	$—	$—	$94,094
Certificates of deposit in financial institutions	1,873	—	1,873	—	1,873
Securities available for sale	193,617	—	193,617	—	193,617
Securities held to maturity	9,735	—	5,371	3,666	9,037
Loans, net	865,038	—	—	843,990	843,990
Interest rate swap derivatives	890	—	890	—	890
Accrued interest receivable	2,940	—	435	2,505	2,940

Financial liabilities:
Deposits	1,073,354	902,445	170,951	—	1,073,396
Other borrowed funds	18,484	—	17,412	—	17,412
Subordinated debentures	8,500	—	7,171	—	7,171
Interest rate swap derivatives	890	—	890	—	890
Accrued interest payable	332	1	331	—	332

	Carrying	Fair Value Measurements at December 31, 2021 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$152,034	$152,034	$—	$—	$152,034
Certificates of deposit in financial institutions	2,329	—	2,329	—	2,329
Securities available for sale	177,000	—	177,000	—	177,000
Securities held to maturity	10,294	—	6,063	4,387	10,450
Loans, net	824,708	—	—	821,899	821,899
Interest rate swap derivatives	599	—	599	—	599
Accrued interest receivable	2,695	—	363	2,332	2,695

Financial liabilities:
Deposits	1,059,908	870,626	189,796	—	1,060,422
Other borrowed funds	19,614	—	20,279	—	20,279
Subordinated debentures	8,500	—	5,657	—	5,657
Interest rate swap derivatives	599	—	599	—	599
Accrued interest payable	439	1	438	—	439

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
U.S. Government securities	$40,426	$—	$(2,089)	$38,337
U.S. Government sponsored entity securities	21,630	—	(1,824)	19,806
Agency mortgage-backed securities, residential	146,829	2	(11,357)	135,474
Total securities	$208,885	$2	$(15,270)	$193,617

December 31, 2021
U.S. Government securities	$20,182	$—	$(39)	$20,143
U.S. Government sponsored entity securities	25,980	109	(173)	25,916
Agency mortgage-backed securities, residential	129,942	1,476	(477)	130,941
Total securities	$176,104	$1,585	$(689)	$177,000

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2022
Obligations of states and political subdivisions	$9,734	$55	$(753)	$9,036
Agency mortgage-backed securities, residential	1	—	—	1
Total securities	$9,735	$55	$(753)	$9,037

December 31, 2021
Obligations of states and political subdivisions	$10,292	$200	$(44)	$10,448
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$10,294	$200	$(44)	$10,450

The amortized cost and estimated fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,996	$1,996	$434	$438
Due in over one to five years	55,060	51,680	3,525	3,449
Due in over five to ten years	5,000	4,467	3,037	2,811
Due after ten years	—	—	2,738	2,338
Agency mortgage-backed securities, residential	146,829	135,474	1	1
Total debt securities	$208,885	$193,617	$9,735	$9,037

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$38,337	$(2,089)	$—	$—	$38,337	$(2,089)
U.S. Government sponsored entity securities	19,806	(1,824)	—	—	19,806	(1,824)
Agency mortgage-backed securities,
residential	135,357	(11,357)	—	—	135,357	(11,357)
Total available for sale	$193,500	$(15,270)	$—	$—	$193,500	$(15,270)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$20,143	$(39)	$—	$—	$20,143	$(39)
U.S. Government sponsored entity securities	18,307	(173)	—	—	18,307	(173)
Agency mortgage-backed securities,
residential	64,560	(477)	—	—	64,560	(477)
Total available for sale	$103,010	$(689)	$—	$—	$103,010	$(689)

June 30, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$3,859	$(454)	$1,660	$(299)	$5,519	$(753)
Total held to maturity	$3,859	$(454)	$1,660	$(299)	$5,519	$(753)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$2,617	$(38)	$130	$(6)	$2,747	$(44)
Total held to maturity	$2,617	$(38)	$130	$(6)	$2,747	$(44)

There were no sales of investment securities during the three and six months ended June 30, 2022 or 2021. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities were of high credit quality as of June 30, 2022, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at June 30, 2022 and December 31, 2021 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

	June 30, 2022	December 31, 2021

Residential real estate	$308,141	$274,425
Commercial real estate:
Owner-occupied	70,760	71,979
Nonowner-occupied	167,327	176,100
Construction	38,448	33,718
Commercial and industrial	148,577	141,525
Consumer:
Automobile	49,502	48,206
Home equity	24,958	22,375
Other	62,539	62,863
	870,252	831,191
Less: Allowance for loan losses	(5,214)	(6,483)

Loans, net	$865,038	$824,708

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law as a result of the coronavirus ("COVID-19"). The CARES Act provided assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provided small businesses with funds to use for payroll and certain other expenses.  At June 30, 2022, there were no commercial and industrial loans originated under the PPP, as compared to $446 at December 31, 2021. These loans are guaranteed by the Small Business Administration.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2022 and 2021:

June 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$714	$1,991	$1,389	$1,174	$5,268
Provision for loan losses	(77)	(150)	769	271	813
Loans charged off	(39)	(15)	(618)	(372)	(1,044)
Recoveries	16	20	8	133	177
Total ending allowance balance	$614	$1,846	$1,548	$1,206	$5,214

June 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,377	$2,346	$1,791	$1,373	$6,887
Provision for loan losses	(293)	219	(55)	156	27
Loans charged-off	(25)	(42)	—	(240)	(307)
Recoveries	29	15	4	144	192
Total ending allowance balance	$1,088	$2,538	$1,740	$1,433	$6,799

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2022 and 2021:

June 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$980	$2,548	$1,571	$1,384	$6,483
Provision for loan losses	(356)	(725)	579	189	(313)
Loans charged-off	(42)	(16)	(618)	(702)	(1,378)
Recoveries	32	39	16	335	422
Total ending allowance balance	$614	$1,846	$1,548	$1,206	$5,214

June 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,480	$2,431	$1,776	$1,473	$7,160
Provision for loan losses	(409)	117	(3)	270	(25)
Loans charged-off	(26)	(52)	(71)	(599)	(748)
Recoveries	43	42	38	289	412
Total ending allowance balance	$1,088	$2,538	$1,740	$1,433	$6,799

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of June 30, 2022 and December 31, 2021:

June 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$297	$—	$297
Collectively evaluated for impairment	614	1,846	1,251	1,206	4,917
Total ending allowance balance	$614	$1,846	$1,548	$1,206	$5,214

Loans:
Loans individually evaluated for impairment	$—	$2,042	$1,507	$—	$3,549
Loans collectively evaluated for impairment	308,141	274,493	147,070	136,999	866,703
Total ending loans balance	$308,141	$276,535	$148,577	$136,999	$870,252

December 31, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$10	$—	$10
Collectively evaluated for impairment	980	2,548	1,561	1,384	6,473
Total ending allowance balance	$980	$2,548	$1,571	$1,384	$6,483

Loans:
Loans individually evaluated for impairment	$—	$5,411	$4,531	$81	$10,023
Loans collectively evaluated for impairment	274,425	276,386	136,994	133,363	821,168
Total ending loans balance	$274,425	$281,797	$141,525	$133,444	$831,191

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial and industrial	$1,507	$1,507	$297
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,714	1,660	—
Nonowner-occupied	382	382	—
Total	$3,603	$3,549	$297

December 31, 2021	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial and industrial	$1,993	$1,993	$10
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,052	5,027	—
Nonowner-occupied	384	384	—
Commercial and industrial	2,538	2,538	—
Consumer:
Home equity	31	31	—
Other	50	50	—
Total	$10,048	$10,023	$10

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial and industrial	$1,619	$15	$15	$1,744	$54	$54
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,675	26	26	1,687	48	48
Nonowner-occupied	382	7	7	383	14	14
Total	$3,676	$48	$48	$3,814	$116	$116

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial and industrial	$268	$5	$5	$274	$9	$9
Consumer:
Other	50	1	1	50	1	1
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,190	86	86	5,212	164	164
Nonowner-occupied	388	7	7	389	14	14
Commercial and industrial	2,636	33	33	3,224	81	81
Consumer:
Home equity	33	1	1	33	1	1
Other
Total	$8,565	$133	$133	$9,182	$270	$270

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). Other real estate owned for residential real estate properties totaled $15 as of June 30, 2022 and December 31, 2021.  In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $499 and $316 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$91	$2,195
Commercial real estate:
Owner-occupied	—	992
Nonowner-occupied	—	131
Construction	—	50
Commercial and industrial	—	149
Consumer:
Automobile	96	65
Home equity	—	146
Other	74	8
Total	$261	$3,736

December 31, 2021	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$10	$2,683
Commercial real estate:
Owner-occupied	—	1,055
Nonowner-occupied	—	—
Construction	—	146
Commercial and industrial	65	150
Consumer:
Automobile	55	147
Home equity	—	148
Other	160	17
Total	$290	$4,346

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,309	$792	$570	$3,671	$304,470	$308,141
Commercial real estate:
Owner-occupied	303	—	992	1,295	69,465	70,760
Nonowner-occupied	424	—	131	555	166,772	167,327
Construction	—	83	33	116	38,332	38,448
Commercial and industrial	1,250	—	149	1,399	147,178	148,577
Consumer:
Automobile	692	151	158	1,001	48,501	49,502
Home equity	85	—	125	210	24,748	24,958
Other	341	122	77	540	61,999	62,539
Total	$5,404	$1,148	$2,235	$8,787	$861,465	$870,252

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,208	$1,218	$921	$4,347	$270,078	$274,425
Commercial real estate:
Owner-occupied	895	—	153	1,048	70,931	71,979
Nonowner-occupied	100	—	—	100	176,000	176,100
Construction	36	53	33	122	33,596	33,718
Commercial and industrial	517	60	215	792	140,733	141,525
Consumer:
Automobile	656	148	194	998	47,208	48,206
Home equity	35	165	47	247	22,128	22,375
Other	401	133	177	711	62,152	62,863
Total	$4,848	$1,777	$1,740	$8,365	$822,826	$831,191

Troubled Debt Restructurings:

A TDR occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. All TDRs are considered to be impaired. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction in the contractual principal and interest payments of the loan; or short-term interest-only payment terms.

The Company has allocated reserves for a portion of its TDRs to reflect the fair values of the underlying collateral or the present value of the concessionary terms granted to the customer.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the types of TDR loan modifications by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$427	$—	$427
Credit extension at lower stated rate than market rate	367	—	367
Nonowner-occupied
Credit extension at lower stated rate than market rate	382	—	382

Total TDRs	$1,176	$—	$1,176

December 31, 2021	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$1,455	$—	$1,455
Maturity extension at lower stated rate than market rate	268	—	268
Credit extension at lower stated rate than market rate	375	—	375
Nonowner-occupied
Credit extension at lower stated rate than market rate	385	—	385
Commercial and industrial
Interest only payments	2,301	—	2,301
Total TDRs	$4,784	$—	$4,784

At June 30, 2022 and December 31, 2021, the Company had no specific allocations in reserves to customers whose loan terms have been modified in TDRs.  At June 30, 2022, the Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $3,199 at December 31, 2021.

There were no TDR loan modifications that occurred during the three and six months ended June 30, 2022 and 2021, and there was no resulting impact to provision expense or the allowance for loan losses.

During the three and six months ended June 30, 2022 and 2021, the Company had no TDRs that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The CARES Act provided guidance on the modification of loans as a result of COVID-19, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they are less than 30 days past due on their contractual payments at the time of modification.  Through June 30, 2022, the Company had modified 549 loans related to COVID-19 with an outstanding loan balance of $100,093 that were not reported as TDRs.  As of June 30, 2022, the Company had seven of those modified loans still operating under their COVID-19 related deferral terms with an outstanding loan balance of $206 that were not reported as TDRs in the tables presented above.

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

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention.  Loans classified as "special mention" indicate considerable risk due to deterioration of repayment (in the earliest stages) that results from potential weak primary repayment source or payment delinquency.  These loans will be under constant supervision, and are not classified and do not expose the institution to sufficient risks to warrant classification.  These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies.  These loans are considered bankable assets with no apparent loss of principal or interest envisioned.  The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted.  Credits that are defined as TDRs should be graded no higher than special mention until they have been reported as performing over one year after restructuring.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of June 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

June 30, 2022	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$67,196	$2,572	$992	$70,760
Nonowner-occupied	167,080	—	247	167,327
Construction	38,415	—	33	38,448
Commercial and industrial	144,954	1,966	1,657	148,577
Total	$417,645	$4,538	$2,929	$425,112

December 31, 2021	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$66,999	$618	$4,362	$71,979
Nonowner-occupied	175,901	—	199	176,100
Construction	33,685	—	33	33,718
Commercial and industrial	134,983	1,862	4,680	141,525
Total	$411,568	$2,480	$9,274	$423,322

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2022 and December 31, 2021:

June 30, 2022	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$49,341	$24,812	$62,457	$305,855	$442,465
Nonperforming	161	146	82	2,286	2,675
Total	$49,502	$24,958	$62,539	$308,141	$445,140

December 31, 2021	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$48,004	$22,227	$62,686	$271,732	$404,649
Nonperforming	202	148	177	2,693	3,220
Total	$48,206	$22,375	$62,863	$274,425	$407,869

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.59% of total loans were unsecured at June 30, 2022, up from 4.45% at December 31, 2021.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2022, the contract amounts of these instruments totaled approximately $98,489, compared to $89,602 at December 31, 2021.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2022 and December 31, 2021 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2022	$16,345	$2,139	$18,484
December 31, 2021	$17,476	$2,138	$19,614

Pursuant to collateral agreements with the FHLB, advances are secured by $300,856 in qualifying mortgage loans, $32,788 in commercial loans and $5,125 in FHLB stock at June 30, 2022.  Fixed-rate FHLB advances of $16,345 mature through 2042 and have interest rates ranging from 1.53% to 2.97% and a year-to-date weighted average cost of 2.36% at June 30, 2022 and 2.39% at December 31, 2021.  There were no variable-rate FHLB borrowings at June 30, 2022.

At June 30, 2022, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at June 30, 2022.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $198,114 at June 30, 2022.  Of this maximum borrowing capacity, the Company had $116,069 available to use as additional borrowings, of which $100,000 could be used for short term, cash management advances, as mentioned above. .

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of April 13, 2023, and have fixed rates ranging from 1.25% to 1.30% and a year-to-date weighted average cost of 1.23% at June 30, 2022 and December 31, 2021.  At June 30, 2022, there were six promissory notes payable by Ohio Valley to related parties totaling $2,139. There were no promissory notes payable to other banks at June 30, 2022 and December 31, 2021, respectively.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $65,700 at June 30, 2022 and $68,380 at December 31, 2021.

Scheduled principal payments as of June 30, 2022:

	FHLB Borrowings	Promissory Notes	Totals

2022	$978	$531	$1,509
2023	1,784	1,608	3,392
2024	1,693	—	1,693
2025	1,560	—	1,560
2026	1,434	—	1,434
Thereafter	8,896	—	8,896
	$16,345	$2,139	$18,484

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 92.9% and 93.1% of total consolidated revenues for the quarters end June 30, 2022 and 2021, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$10,024	$529	$10,553
Provision for loan losses	800	13	813
Noninterest income	2,523	113	2,636
Noninterest expense	9,459	564	10,023
Provision for income taxes	341	13	354
Net income	1,947	52	1,999
Assets	1,240,072	13,814	1,253,886

	Three Months Ended June 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$9,727	$488	$10,215
Provision for loan losses	—	27	27
Noninterest income	2,384	122	2,506
Noninterest expense	8,737	560	9,297
Provision for income taxes	531	5	536
Net income	2,843	18	2,861
Assets	1,224,295	12,693	1,236,988

	Six Months Ended June 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$19,492	$1,051	$20,543
Provision for loan losses	(300)	(13)	(313)
Noninterest income	5,414	942	6,356
Noninterest expense	18,553	1,258	19,811
Provision for income taxes	1,121	156	1,277
Net income	5,532	592	6,124
Assets	1,240,072	13,814	1,253,886

	Six Months Ended June 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$19,281	$982	$20,263
Provision for loan losses	(50)	25	(25)
Noninterest income	4,892	953	5,845
Noninterest expense	17,234	1,250	18,484
Provision for income taxes	1,119	138	1,257
Net income	5,870	522	6,392
Assets	1,224,295	12,693	1,236,988

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from ten months to 19 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of June 30, 2022	As of December 31, 2021
Operating leases:
Operating lease right-of-use assets	$1,116	$1,195
Operating lease liabilities	1,116	1,195

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$42	$39	$84	$78
Short-term lease expense	8	8	18	16

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2022 are as follows:

Operating Leases
2022 (remaining)	$84
2023	127
2024	106
2025	106
2026	107
Thereafter	866
Total lease payments	1,396
Less: Imputed Interest	(280)
Total operating leases	$1,116

Other information is as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted-average remaining lease term for operating leases	13.2 years	13.7 years
Weighted-average discount rate for operating leases	2.30%	2.29%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements

Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the Coronavirus (“COVID-19”) pandemic, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of COVID-19 on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; the effects of various governmental responses to COVID-19; unexpected changes in interest rates or disruptions in the mortgage market; the effects of various governmental responses to COVID-19; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by Ohio Valley Banc Corp. (“Ohio Valley”) and its direct and indirect subsidiaries (collectively, the “Company”); unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

BUSINESS OVERVIEW: The following discussion on consolidated financial statements include the accounts of Ohio Valley and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“the Captive”).  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages (“Race Day”), and Ohio Valley REO, LLC, an Ohio limited liability company. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”

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

IMPACT of COVID-19: COVID-19 has caused significant disruption in the United States and international economies and financial markets. The primary markets served by the Company in southeastern Ohio and western West Virginia have been significantly impacted by COVID-19, which has changed the way we live and work. The continued effects of COVID-19 on the economy, supply chains, financial markets, unemployment levels, businesses and our customers are unknown and unpredictable.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provided assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provided small businesses with funds to use for payroll and certain other expenses. The funds were provided in the form of loans that would be fully forgiven if certain criteria were met. In 2021, Congress amended the PPP by extending the authority of the Small Business Administration (“SBA”) to guarantee loans and the ability of PPP lenders to disburse PPP loans until May 31, 2021. The Company supported its clients who experienced financial hardship due to COVID-19 through participation in the PPP, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

FINANCIAL RESULTS OVERVIEW: Net income totaled $1,999 during the second quarter of 2022, a decrease of $862 from the same period of 2021. Earnings per share for the second quarter of 2022 finished at $.42 per share, compared to $.60 per share during the second quarter of 2021.  Net income totaled $6,124 during the six months ended June 30, 2022, a decrease of $268 from the same period of 2021. Earnings per share during the first six months of 2022 finished at $1.29 per share, compared to $1.34 per share during the first six months of 2021. Quarterly earnings were negatively impacted by increases in both provision and noninterest expense, being partially offset by growth in net interest and noninterest income. Earnings during the first six months of 2022 were negatively impacted by higher noninterest expense, being partially offset by improved net interest and noninterest income and lower provision expense.  The impact of lower net earnings during 2022 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which decreased to 0.98% for the six months ended June 30, 2022, compared to 1.06% for the six months ended June 30, 2021.  The Company’s net income to average equity ratio, or return on equity, also decreased to 8.87% for the six months ended June 30, 2022, compared to 9.39% for the six months ended June 30, 2021.

During the three months ended June 30, 2022, net interest income increased $338, or 3.3%, over the same period in 2021. During the six months ended June 30, 2022, net interest income increased $280, or 1.4%, over the same period in 2021. Growth in net interest income was generated by higher average earning assets, which increased by 1.5% during the second quarter of 2022, and 3.5% during the first half of 2022, compared to the same periods in 2021. The increases were primarily due to growth in average investment securities in relation to higher average deposit balances. Partially offsetting growth in securities were lower average loans, which decreased 1.2% during the second quarter of 2022, and 1.7% during the first half of 2022, compared to the same periods in 2021. The decreases in average loans were largely the result of decreased residential real estate loans and payoffs of PPP loans. While average Federal Reserve balances were down, the Federal Reserve’s actions in increasing rates by 150 basis points during the first half of 2022 contributed to higher associated interest income on those balances during the second quarter and year-to-date. Net interest income growth was further impacted by lower interest expense on deposits, decreasing 36.5% and 39.0% during both the quarterly and year-to-date periods ended June 30, 2022, respectively, compared to the same periods in 2021. This is largely the result of a lower average cost of funds, as well as a composition shift from higher-costing time deposits to lower-costing demand and savings account balances.

During the three months ended June 30, 2022, the Company’s provision for loan loss was $813, which contributed to a $786 increase in provision expense when compared to the same period in 2021. This increase in provision expense was impacted by a $752 increase in quarterly net charge offs, related primarily to a single loan relationship. During the six months ended June 30, 2022, the Company experienced negative provision for loan loss, which contributed to a $288 decrease in provision expense when compared to the same period in 2021. The decrease from the prior year was related to improved economic risk factors impacted by lower net charge-offs and criticized and classified loans, as well as the partial release of the COVID-19 reserve for the pandemic environment.

During the three months ended June 30, 2022, noninterest income increased $130, or 5.2%, from the same period in 2021. This increase came largely from increases in service charges on deposit accounts. During the six months ended June 30, 2022, noninterest income increased $511, or 8.7%, from the same period in 2021. This increase came largely from increases in service charges on deposit accounts, interchange income on debit and credit card transactions, and mortgage banking income in relation to Race Day, the Company’s new online mortgage company.

During the three months ended June 30, 2022, noninterest expense increased $726, or 7.8%, over the same period in 2021. During the six months ended June 30, 2022, noninterest expense increased $1,327, or 7.2%, over the same period in 2021. The increases during both periods were primarily related to higher salaries and employee benefit costs impacted by the staffing of Race Day, as well as higher annual merit expenses. The Company also experienced increases in data processing costs, professional fees, and software expense, as well as various other overhead costs from Race Day.

The Company’s provision for income taxes decreased $182, or 34.0%, during the three months ended June 30, 2022, and increased $20, or 1.6%, during the six months ended June 30, 2022, compared to the same periods in 2021.  This was largely due to the changes in taxable income affected by the factors mentioned above. At June 30, 2022, total assets were $1,253,886, an increase of $4,117 from year-end 2021.  Higher assets were primarily impacted by increases in loans and investment securities, which were collectively up $55,119, or 5.4%, from year-end 2021. This was largely the result of the deployment of a portion of the Company’s heightened cash balance to higher yielding earning assets during the first half of 2022 and resulted in a decrease of $58,012 in Federal Reserve Bank balances from year-end 2021. The Company’s loan portfolio experienced increases in the residential real estate segment (+12.3%), the commercial segment (+0.4%) and the consumer loan segment (+2.7%).

At June 30, 2022, total liabilities were $1,121,316, up $12,903 from year-end 2021. Contributing most to this increase were higher deposit balances, which increased $13,446 from year-end 2021.  The increase was impacted mostly from higher interest-bearing demand deposits, partially offset by lower time deposits and noninterest bearing demand deposits.

At June 30, 2022, total shareholders' equity was $132,570, down $8,786 since December 31, 2021. This was largely the result of cash dividends paid and a decrease in net unrealized gains on available for sale securities being partially offset by improved quarterly net income. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2022 and December 31, 2021

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2022 compared to December 31, 2021.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2022, cash and cash equivalents were $94,094, a decrease of $57,940, or 38.1%, from December 31, 2021.  The decrease in cash and cash equivalents came mostly from lower interest-bearing deposits on hand with correspondent banks.  Over 82% of cash and cash equivalents consisted of the Company’s interest-bearing Federal Reserve Bank clearing account, which decreased $58,012, or 42.7%, from year-end 2021. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first half of 2022, the Company utilized a portion of its clearing account balances to reinvest in higher-yielding loans and investment securities. This shift into higher-yielding earning assets not only helped to minimize the dilutive effect that higher clearing account balances had on the net interest margin during the year, but also contributed to an increase in the net interest margin during the second quarter of 2022 over the second quarter of 2021. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the first half of 2022, the rate associated with the Company’s Federal Reserve Bank clearing account increased 150 basis points due to rising inflationary concerns, resulting in a target federal funds rate range of 1.50% to 1.75%. Although interest-bearing deposits in the Federal Reserve Bank are the Company's lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve balances are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Certificates of Deposit

At June 30, 2022, the Company had $1,873 in certificates of deposit owned by the Captive, down from $2,329 at year-end 2021.  The deposits on hand at June 30, 2022 consist of eight certificates with remaining maturity terms ranging from less than 10 months up to 15 months.

Securities

The balance of total securities increased $16,058, or 8.6%, compared to year-end 2021.  The increase was primarily the result of investment security purchases funded by excess funds being maintained within the Federal Reserve Bank clearing account. The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which represented 66.6% of total investments at June 30, 2022.  During the first half of 2022, the Company invested $29,470 in new Agency mortgage-backed securities, while receiving principal repayments of $12,412.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also redeployed a portion of its heightened excess funds to purchase $19,801 in U.S. Government securities during the first half of 2022.

In addition, the continued increases in long-term reinvestment rates during 2022 led to a $16,164 decrease in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized gain in the portfolio decreased. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances increased to $870,252 at June 30, 2022, representing an increase of $39,061, or 4.7%, as compared to $831,191 at December 31, 2021.  The increase in loans came primarily from the residential real estate portfolio, with other increases coming from the total commercial and consumer loan portfolios from year-end 2021.

The Company’s residential real estate loan portfolio increased $33,716, or 12.3%, from year-end 2021.  The residential real estate loan segment comprises the largest portion of the Company’s overall loan portfolio at 35.4% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The increase in residential real estate loans was largely related to the funding of a warehouse line of credit by the Bank for a mortgage lender. The warehouse lending line is used by the mortgage lender to make loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loan and repays the Bank. From year-end 2021, warehouse lending balances increased $37,236. Partially offsetting the increase in warehouse lending balances were the principal repayments and payoffs in both long-term fixed-rate and short-term adjustable-rate mortgages. A decrease in refinancing volume and an increase in long-term reinvestment rates have led to a slower demand for mortgage loans during 2022.

Further increases in loans came from the Company’s total commercial loan portfolio, which increased $1,790, or 0.4%, from year-end 2021. Contributing most to this increase were higher loan balances within the commercial and industrial portfolio, up $7,052, or 5.0%, from year-end 2021. The growth was impacted by an increase in larger loan originations during the year. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. The commercial and industrial segment also includes PPP loan balances that had a significant impact on average earning asset growth in 2021. The Company’s remaining PPP loans of $446 that were outstanding at year-end 2021 were paid off during the first quarter of 2022.

Increases in commercial and industrial loans were partially offset by a $5,262, or 1.9%, decrease in the commercial real estate portfolio from year-end 2021.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at June 30, 2022 at 65.0%. Decreases came primarily from the principal payoffs of a limited number of large nonowner-occupied loan balances from year-end 2021.

While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and other related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, and the effects of competitive pressure and normal underwriting considerations.  Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

The Company’s loan portfolio at June 30, 2022 was also impacted by higher consumer loan balances from year-end 2021, increasing $3,555, or 2.7%.  This change was impacted by a $2,583, or 11.5%, increase in home equity lines of credit. The remaining consumer loan portfolio increased $972, or 0.9%, from year-end 2021, mostly from automobile loans.

Allowance for Loan Losses

The Company established a $5,214 allowance for loan losses at June 30, 2022, which represents a decrease from the $6,483 allowance at year-end 2021. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include: historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first half of 2022, the Company experienced a $1,556 decrease in its general allocations of the allowance for loan losses.  Contributing to this decrease were lower reserves associated with the COVID-19 risk factor. The Company added a COVID-19 risk factor in 2020 due to the negative economic outlook of the pandemic. Based on positive asset quality trends and lower net charge offs, management released $645 of the reserve related to the COVID-19 risk factor during the first half of 2022, resulting in a corresponding decrease in both provision expense and general allocations of the allowance for loan loss.

Excluding the impact from the COVID-19 risk factor, the Company experienced a $1,059 decrease in general allocations of the allowance for loan losses related to improvements in various economic risk factors, including those associated with criticized and classified assets. During the second quarter of 2022, the Company experienced a payoff on one commercial loan relationship that had $6,500 in loans and committed balances, which reduced classified assets and released general reserves during the first half of 2022.  Furthermore, the Company upgraded a single commercial loan relationship during the first quarter of 2022 totaling $2,232 from a classified to a criticized loan status, which also contributed to the release of general reserves during the first half of 2022. The loan upgrade came as a result of improvements in the borrower’s financial performance and ability to repay their loans. Additionally, the Company’s delinquency levels decreased from year-end 2021, with nonperforming loans to total loans of 0.46% at June 30, 2022, compared to 0.56% at December 31, 2021, and lower nonperforming assets to total assets of 0.32% at June 30, 2022, compared to 0.37% at year-end 2021. Lower general allocations during the first half of 2022 were also impacted by higher loan recoveries, while the historical loan loss factor remained at 0.18% at June 30, 2022, and year-end 2021.

Decreases in general allocations were partially offset by a $287 increase in specific allocations from year-end 2021.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves was primarily related to the loan impairments of one borrower relationship during the first half of 2022.

The Company’s allowance for loan losses to total loans ratio finished at 0.60% at June 30, 2022, and 0.78% at year-end 2021.  Management believes that the allowance for loan losses at June 30, 2022 was adequate and reflected probable incurred losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with respect to COVID-19, are factors that could change, and management will make adjustments to the allowance for loan losses as needed. Asset quality will continue to remain a key focus of the Company, as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations.  Total deposits at June 30, 2022 increased $13,446, or 1.3%, from year-end 2021.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $20,880, or 3.0%, from year-end 2021, while noninterest-bearing deposits decreased $7,434, or 2.1%, from year-end 2021.

The increase in interest-bearing deposits was primarily a result of higher interest-bearing NOW account balances from year-end 2021, which increased $25,418, or 12.4%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas. Growth in interest-bearing deposits also came from savings deposits, which increased $6,632, or 4.5%, from year-end 2021, primarily from higher statement savings account balances. Interest-bearing deposit growth was further impacted by higher money market balances from year-end 2021, which increased $7,203, or 4.3%.

Partially offsetting the increases in interest-bearing deposits were time deposit balances, which decreased $18,373, or 9.7%, from year-end 2021. The decrease came primarily from the Company’s retail time deposits, which decreased $12,891 from year-end 2021 due to the consumer shift to savings and money market products. Time deposits were also impacted by lower brokered and internet CD issuances, down collectively by $5,482, as a result of the heightened liquidity position from year-end 2021.

The decrease in noninterest-bearing deposits was primarily in the Company’s business and incentive-based checking account balances from year-end 2021.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2022, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.

Other Borrowed Funds

Other borrowed funds were $18,484 at June 30, 2022, a decrease of $1,130, or 5.8%, from year-end 2021. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first quarter of 2022. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

Total shareholders' equity at June 30, 2022 decreased $8,786, or 6.2%, to finish at $132,570, as compared to $141,356 at December 31, 2021. This was from quarterly net income being completely offset by cash dividends paid and a decrease in the fair value of available for sale securities. The after-tax change in fair value totaled $12,769 from year-end 2021, as market rate increases continued during the first half of 2022, causing a decrease in the fair value of the Company’s available for sale investment portfolio.

Comparison of Results of Operations
For the Three and Six Months Ended
June 30, 2022 and 2021

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2022, compared to the same period in 2021. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended June 30, 2022, net interest income increased $338, or 3.3%, compared to the same period in 2021. During the six months ended June 30, 2022, net interest income increased $280, or 1.4%, compared to the same period in 2021. The improvement during both periods was mostly attributable to an increase in average earning assets combined with a decrease in the average costs paid on deposits, being partially offset by lower earning asset yields and lower loan fees.

Total interest and fee income recognized on the Company’s earning assets increased just $22, or 0.2%, during the second quarter of 2022, and decreased $447, or 2.0%, during the first half of 2022, compared to the same periods in 2021.  The limited to lower earnings during both periods was impacted by interest and fees on loans, which decreased $542, or 5.1%, during the second quarter of 2022, and $1,309, or 6.2%, during the first half of 2022, compared to the same periods in 2021. This was largely related to the decline in loan fees, which were down $310 and $649 during the quarterly and year-to-date periods ended June 30, 2022, compared to the same periods in 2021. The decrease in loan fees was primarily a result of decreased PPP fees during both periods as a result of the payoffs of all PPP loans by the end of the first quarter of 2022. Interest on loans decreased $233 and $661 during the quarterly and year-to-date periods ended June 30, 2022, compared to the same periods in 2021, as a result of lower loan yields and lower average balances. The average interest rate yield on loans decreased 5 basis points during the second quarter of 2022, and decreased 8 basis points during the first half of 2022, compared to the same periods in 2021. While average loan rates were down, the actions taken by the Federal Reserve to increase rates during the first half of 2022 have had a positive impact on average loan yields. On a linked quarter basis, the average interest rate yield on loans was 4.55% during the second quarter of 2022 compared to 4.55% for the first quarter of 2022 and 4.59% for the fourth quarter of 2021. Average loans decreased $10,269 during the second quarter of 2022, and $14,184 during the first half of 2022, compared to the same periods in 2021. The decrease came mostly from the payoffs of all the Company’s PPP loans during 2021 and 2022, while a decrease in average real estate loan balances impacted by principal repayments and payoffs, combined with a lower volume of new originations, also contributed to the decrease.

Total interest income from interest-bearing deposits with banks increased $199, or 603.0%, during the second quarter of 2022, and increased $225, or 368.9%, during the first half of 2022, compared to the same periods in 2021. The increases during both periods were largely from the rate increases associated with the Company’s interest-bearing Federal Reserve Bank clearing account.  As previously mentioned, the Federal Reserve took action during the first half of 2022 to increase the target federal funds rate by 150 basis points due to rising inflationary concerns. This had a corresponding effect to the interest rate tied to the Federal Reserve clearing account, which also increased by 150 basis points. The impact from higher rates was partially offset by lower average Federal Reserve Bank balances, which decreased $17,673 during the second quarter of 2022, and $3,343 during the first half of 2022, compared to the same periods in 2021. The Company utilized Federal Reserve Bank balances to help fund new loans and security purchases during the first half of 2022.

Total interest on securities increased $357, or 66.2%, during the second quarter of 2022, and increased $635, or 63.3%, during the first half of 2022, compared to the same periods in 2021. Due to the surge in deposits and proceeds from PPP loan payoffs, the Company has taken opportunities to reinvest a portion of these excess funds into new U.S. Government, Agency and Agency mortgage-backed securities. This contributed to average security balance increases of $47,173 during the second quarter of 2022 and $58,104 during the first half of 2022, compared to the same periods in 2021. The average yield on securities also increased 38 basis points during the second quarter of 2022 and 23 basis points during the first half of 2022, which contributed to growth in interest income. This change was partly impacted by the Company’s decision to sell $48,732 in lower yielding securities during the fourth quarter of 2021 that carried an average yield of 0.89% and replace them with similar securities at an average yield of 1.30%.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $316, or 32.1%, during the second quarter of 2022, and decreased $727, or 32.3%, during the first half of 2022, compared to the same periods in 2021. Interest expense decreased despite increases in average interest-bearing deposits of $11,169 during the second quarter of 2022, and $21,321 during the first half of 2022, compared to the same periods in 2021. The converse relationship between increasing average interest-bearing liabilities to lower interest expense is related to the repricing efforts in a lower rate environment, which drove down average costs during 2020 and 2021. Lower deposit expense was mostly impacted by the continued decline in CD rates, which contributed to a $296 decrease in time deposit interest expense during the second quarter of 2022, and a $646 decrease during the first half of 2022, compared to the same periods in 2021. As CD rates have repriced downward, the Company has benefited from lower interest expense on newly issued CDs at lower rates. As a result of the rate repricings on time deposits, the Company’s total weighted average costs on interest-bearing deposits has decreased by 19 basis points from 0.48% at June 30, 2021, to 0.29% at June 30, 2022.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2022, the Company’s second quarter net interest margin improved to 3.64%, compared to 2021’s second quarter net interest margin of 3.58%. The Company’s year-to-date net interest margin finished at 3.58% at June 30, 2022, compared to 2021’s year-to-date net interest margin of 3.65%. The year-to-date margin decrease was largely impacted by the decrease in PPP loan fees and a low interest rate environment that impacted lower earning asset yields during 2022 combined with decreases in average loan balances. The quarterly margin increase was impacted by the redeployment of lower yielding Federal Reserve Bank balances into higher yielding loans and securities. This composition shift from lower yielding Federal Reserve clearing account balances limited the dilutive effect to the net interest margin during the second quarter of 2022.  Furthermore, the actions taken by the Federal Reserve to increase rates by 125 basis points during the second quarter of 2022 had a direct impact to the rate repricings of the Federal Reserve Bank account and a portion of the loan portfolio, which had a positive impact on the margin. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses

For the three months ended June 30, 2022, the Company’s provision expense increased $786 over the same period in 2021. The increase was directly related to a $752 increase in net charge offs during the second quarter of 2022 compared to the same period in 2021. In June 2022, the Company charged off two commercial and industrial loans totaling $613 as part of a single borrower relationship, which required a corresponding increase to provision expense. For the six months ended June 30, 2022, the Company’s provision expense decreased $288 from the same period in 2021. The year-to-date improvement came primarily from a decrease in general allocations. As previously discussed, the Company’s general allocations of the allowance for loan losses were impacted by the release of $645 in COVID-19 general reserves during the first quarter of 2022. The Company removed a portion of its COVID-19 reserves due to positive asset quality trends and lower net charge offs, which resulted in a corresponding decrease of $645 to provision expense during the first half of 2022. Further contributing to lower provision expense were the impacts of the Company’s other general reserve allocations. During the first half of 2022, the Company decreased its general allocations, excluding the COVID-19 risk factor, from $3,840 at December 31, 2021, to $2,781 at June 30, 2022.  Lower general reserves were a result of various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and higher annualized level of loan recoveries. Decreases in provision expense were partially offset by increases in net charge offs and specific allocations during the year, which required corresponding increases to provision expense. During the first half of 2022, net charge offs increased $620 compared to the same period in 2021, due in large part to the charge off of a single borrower relationship discussed above. An increase in specific allocations also increased provision expense during the first half of 2022 to $297 at June 30, 2022, compared to $60 in specific allocations at June 30, 2021.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $130, or 5.2%, during the three months ended June 30, 2022, and increased $511, or 8.7%, during the six months ended June 30, 2022, when compared to the same periods in 2021. Higher noninterest revenue was largely impacted by increases in service charges on deposit accounts, which were up $205 and $358 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively. This included a higher volume of overdraft transactions during both the quarterly and year-to-date periods of 2022.

Further impacting growth in noninterest revenue was mortgage banking income, which increased $34 and $90 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively. Mortgage banking income increased largely due to Race Day. Race Day was formed in April 2021 and began conducting business during the third quarter of 2021.  During the second quarter of 2022, Race Day experienced loan sales that yielded $127 in mortgage banking revenue, which contributed to $223 in mortgage banking revenue during the first half of 2022. These increases were partially offset by decreases in the Bank’s secondary market income due to less volume of mortgage refinancings.

Increases in noninterest revenue also came from interchange income, which increased $4 during the second quarter of 2022, and increased $89 during the first half of 2022, compared to the same periods in 2021.  This was impacted by an increase in consumer spending that led to a higher volume of transactions associated with the Company’s debit and credit card products.

Partially offsetting increases to noninterest income were decreases in other noninterest income. During the second quarter of 2022, other noninterest income decreased $119, or 40.1%, compared to the same period in 2021. During the first half of 2022, other noninterest income decreased $67, or 15.0%, compared to the same period in 2021. The decreases were largely impacted by a $70 non-recurring gain on the sale of a branch building in Jackson, Ohio, that was sold in June 2021. The building had been acquired as part of the merger with the Milton Banking Company in 2016.

The remaining noninterest income categories increased $6, or 1.3%, during the second quarter of 2022, and $41, or 2.0%, during the first half of 2022, compared to the same periods in 2021. The increases came primarily from growth in trust division income and higher earnings on bank owned life insurance and annuity assets.

Noninterest Expense

Noninterest expense increased $726, or 7.8%, during the three months ended June 30, 2022, and increased $1,327, or 7.2%, during the six months ended June 30, 2022, compared to the same periods in 2021. Contributing most to the increase in noninterest expense were salaries and employee benefits, which increased $404 and $704 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively. The expense increase was largely from the staffing of Race Day employees in 2021, which led to higher salaries expense in 2022. Other expense increases in this category also came from annual merit increases and higher retirement plan costs in 2022.

Higher noninterest expense also came from software costs, which increased $122 and $176 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively. The increases were largely impacted by the associated software costs from Race Day, which included various software platforms and resources that were necessary to begin conducting business.

Further impacting higher overhead costs were professional fees, which increased $71 and $130 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively. Professional fees were impacted by higher accounting expenses associated with adhering to regulatory guidance.

Data processing expenses increased $28 and $125 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively. Higher costs in this category were the direct result of the volume increase in debit and credit card transactions, which increased processing costs.

Other noninterest expense also increased $138 and $300 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively. This was primarily impacted by various other overhead costs associated with Race Day, including loan expenses and employee recruiting costs.

The remaining noninterest expense categories decreased $37 and $108 during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively.   These decreases were impacted mostly from expense savings related to lower marketing and furniture and equipment costs.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and six months ended June 30, 2022, to the same periods in 2021, the Company continues to benefit from a larger decrease in the average cost on interest-bearing liabilities than the decrease on earning asset yields. The composition shift from lower yielding Federal Reserve Bank balances to higher yielding loans and securities, combined with the Federal Reserve’s rate increases during the first half of 2022 has had a positive impact to the net interest margin. These factors more than offset the decrease in PPP loan fees that were more impactful during 2021 than 2022. As a result, net interest income during the three and six months ended June 30, 2022, has outperformed the net interest income results during the same periods in 2021. However, it has been the increases in overhead costs that have completely offset the benefits of higher net interest earnings. Increases in overhead costs associated with Race Day have contributed to higher noninterest expense, which have increased over 7.0% during both the three and six months ended June 30, 2022, compared to the same periods in 2021. Furthermore, the Company’s increases in quarterly and year-to-date overhead expense were only partially offset by increases in noninterest income during both periods. As a result, the Company’s quarterly efficiency number increased (regressed) to 75.3% during the three months ended June 30, 2022 from 72.4% during the same period in 2021. The Company’s year-to-date efficiency number also increased (regressed) to 73.0% during the first half of 2022 from 70.2% during the same period in 2021.

Provision for income taxes

The Company’s income tax provision decreased $182 during the three months ended June 30, 2022, and increased $20 during the six months ended June 30, 2022, when compared to the same periods in 2021.  The changes in tax expense corresponded directly to the change in associated taxable income during 2022 and 2021.

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

The Bank opted into the CBLR, and will, therefore, not be required to comply with the Basel III capital requirements. As of June 30, 2022, the Bank’s CBLR was 10.43%.

Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. The CBLR was then increased to 8.5% in 2021 until it was returned to 9% for all community banks beginning January 1, 2022.

Cash dividends paid by the Company were $2,716 during the first half of 2022.  The year-to-date dividends paid totaled $0.57 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year, and available for sale securities, which totaled $288,145, represented 23.0% of total assets at June 30, 2022 compared to $329,264 and 26.3% of total assets at December 31, 2021. To further enhance the Bank’s ability to meet liquidity demands, the FHLB offers advances to the Bank. At June 30, 2022, the Bank could borrow an additional $116,069 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At June 30, 2022, this line had total availability of $51,567. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows above.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years for the consumer and real estate portfolio segment and 5 years for the commercial portfolio segment. The total loan portfolio’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. During the second quarter of 2022, the Company established a new economic risk factor for certain risks that may impact the loan portfolio, such as elevated inflation, increasing interest rates, slowing housing starts, declining GDP, and negative employment trends. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. The Company is not currently involved in any material legal proceedings outside the ordinary course of the Company’s business.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2022.

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2022.

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

OHIO VALLEY BANC CORP.

Date:	August 15, 2022	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Date:	August 15, 2022	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer