Form 10-Q
period 2022-09-30
OHIO VALLEY BANC CORP
filed 2022-11-14
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of common shares, without par value, of the registrant outstanding as of  November 14, 2022 was 4,771,774.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

ASSETS
Cash and noninterest-bearing deposits with banks	$13,587	$14,111
Interest-bearing deposits with banks	99,524	137,923
Total cash and cash equivalents	113,111	152,034

Certificates of deposit in financial institutions	1,868	2,329
Securities available for sale	184,844	177,000
Securities held to maturity (estimated fair value: 2022 - $8,655; 2021 - $10,450)	9,642	10,294
Restricted investments in bank stocks	5,953	7,265

Total loans	855,913	831,191
Less: Allowance for loan losses	(4,811)	(6,483)
Net loans	851,102	824,708

Premises and equipment, net	20,490	20,730
Premises and equipment held for sale, net	598	438
Other real estate owned, net	15	15
Accrued interest receivable	3,053	2,695
Goodwill	7,319	7,319
Other intangible assets, net	35	64
Bank owned life insurance and annuity assets	39,417	37,281
Operating lease right-of-use asset, net	1,170	1,195
Deferred tax assets	7,056	2,217
Other assets	6,801	4,185
Total assets	$1,252,474	$1,249,769

LIABILITIES
Noninterest-bearing deposits	$353,352	$353,578
Interest-bearing deposits	720,973	706,330
Total deposits	1,074,325	1,059,908

Other borrowed funds	18,085	19,614
Subordinated debentures	8,500	8,500
Operating lease liability	1,170	1,195
Other liabilities	21,774	19,196
Total liabilities	1,123,854	1,108,413

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2022 - 5,465,707 shares issued; 2021 - 5,447,185 shares issued)	5,465	5,447
Additional paid-in capital	51,722	51,165
Retained earnings	106,799	100,702
Accumulated other comprehensive income (loss)	(18,700)	708
Treasury stock, at cost (693,933 shares)	(16,666)	(16,666)
Total shareholders’ equity	128,620	141,356
Total liabilities and shareholders’ equity	$1,252,474	$1,249,769

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Interest and dividend income:
Loans, including fees	$10,984	$10,522	$30,802	$31,649
Securities
Taxable	889	527	2,435	1,411
Tax exempt	45	61	137	180
Dividends	95	58	222	174
Interest-bearing deposits with banks	516	50	802	111
Other Interest	3	8	12	26
	12,532	11,226	34,410	33,551

Interest expense:
Deposits	504	692	1,530	2,374
Other borrowed funds	101	136	310	436
Subordinated debentures	82	39	182	119
	687	867	2,022	2,929
Net interest income	11,845	10,359	32,388	30,622
Provision for (recovery of) loan losses	(378)	(93)	(691)	(118)
Net interest income after provision for loan losses	12,223	10,452	33,079	30,740

Noninterest income:
Service charges on deposit accounts	662	514	1,815	1,309
Trust fees	80	70	247	212
Income from bank owned life insurance and annuity assets	205	253	674	701
Mortgage banking income	185	179	640	544
Electronic refund check / deposit fees	—	—	675	675
Debit / credit card interchange income	1,291	1,237	3,603	3,460
Gain on other real estate owned	—	—	7	1
Tax preparation fees	3	3	741	752
Other	189	356	569	803
	2,615	2,612	8,971	8,457
Noninterest expense:
Salaries and employee benefits	5,867	5,476	17,120	16,025
Occupancy	517	483	1,419	1,415
Furniture and equipment	296	287	841	852
Professional fees	418	425	1,405	1,282
Marketing expense	260	128	718	664
FDIC insurance	80	84	250	242
Data processing	776	667	2,136	1,902
Software	561	464	1,620	1,347
Foreclosed assets	11	10	48	32
Amortization of intangibles	8	11	28	38
Other	1,553	1,434	4,573	4,154
	10,347	9,469	30,158	27,953

Income before income taxes	4,491	3,595	11,892	11,244
Provision for income taxes	801	559	2,078	1,816

NET INCOME	$3,690	$3,036	$9,814	$9,428

Earnings per share	$0.77	$0.63	$2.06	$1.97

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net Income	$3,690	$3,036	$9,814	$9,428

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(8,403)	(85)	(24,567)	(1,706)
Related tax (expense) benefit	1,764	18	5,159	358
Total other comprehensive income (loss), net of tax	(6,639)	(67)	(19,408)	(1,348)

Total comprehensive income (loss)	$(2,949)	$2,969	$(9,594)	$8,080

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2022	$5,465	$51,722	$104,110	$(12,061)	$(16,666)	$132,570
Net income	—	—	3,690	—	—	3,690
Other comprehensive loss, net	—	—	—	(6,639)	—	(6,639)
Cash dividends, $0.21 per share	—	—	(1,001)	—	—	(1,001)
Balance at September 30, 2022	$5,465	$51,722	$106,799	$(18,700)	$(16,666)	$128,620

Balance at July 1, 2021	$5,447	$51,165	$97,369	$1,155	$(15,712)	$139,424
Net income	—	—	3,036	—	—	3,036
Other comprehensive loss, net	—	—	—	(67)	—	(67)
Cash dividends, $0.21 per share	—	—	(1,005)	—	—	(1,005)
Shares acquired for treasury, 16,569 shares	—	—	—	—	(458)	(458)
Balance at September 30, 2021	$5,447	$51,165	$99,400	$1,088	$(16,170)	$140,930

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2022	$5,447	$51,165	$100,702	$708	$(16,666)	$141,356
Net income	—	—	9,814	—	—	9,814
Other comprehensive loss, net	—	—	—	(19,408)	—	(19,408)
Cash dividends, $0.78 per share	—	—	(3,717)	—	—	(3,717)
Common Stock issued to ESOP, 18,522 shares	18	557	—	—	—	575
Balance at September 30, 2022	$5,465	$51,722	$106,799	$(18,700)	$(16,666)	$128,620

Balance at January 1, 2021	$5,447	$51,165	$92,988	$2,436	$(15,712)	$136,324
Net income	—	—	9,428	—	—	9,428
Other comprehensive loss, net	—	—	—	(1,348)	—	(1,348)
Cash dividends, $0.63 per share	—	—	(3,016)	—	—	(3,016)
Shares acquired for treasury, 16,569 shares	—	—	—	—	(458)	(458)
Balance at September 30, 2021	$5,447	$51,165	$99,400	$1,088	$(16,170)	$140,930

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2022	2021

Net cash provided by operating activities:	$10,229	$8,080

Investing activities:
Proceeds from maturities and calls of securities available for sale	22,652	32,814
Purchases of securities available for sale	(54,103)	(96,240)
Proceeds from maturities and calls of securities held to maturity	634	1,586
Purchase of securities held to maturity	(1,071)	(1,341)
Proceeds from maturities of certificates of deposit in financial institutions	445	735
Purchase of certificates of deposit in financial institutions	—	(735)
Redemptions of federal home loan bank stock	1,312	241
Net change in loans	(25,695)	2,548
Proceeds from sale of other real estate owned	7	49
Purchases of premises and equipment	(1,662)	(797)
Disposals of premises and equipment	420	486
Proceeds from building grant	200	—
Purchases of bank owned life insurance and annuity assets	(1,462)	(550)
Net cash (used in) investing activities	(58,323)	(61,204)

Financing activities:
Change in deposits	14,417	57,937
Cash dividends	(3,717)	(3,016)
Purchase of treasury stock	—	(458)
Proceeds from Federal Home Loan Bank borrowings	—	600
Repayment of Federal Home Loan Bank borrowings	(1,529)	(4,118)
Change in other short-term borrowings	—	(1,060)
Net cash provided by financing activities	9,171	49,885

Change in cash and cash equivalents	(38,923)	(3,239)
Cash and cash equivalents at beginning of period	152,034	138,303
Cash and cash equivalents at end of period	$113,111	$135,064

Supplemental disclosure:
Cash paid for interest	$2,137	$3,525
Cash paid for income taxes	1,350	2,400
Proceeds from bank owned life insurance and annuity assets not settled	—	173
Operating lease liability arising from obtaining right-of-use asset	108	570

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company, Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company.  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages, and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2022, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2022.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2021, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of September 30, 2022, there were $493 in loans held for sale by the Bank, as compared to $1,682 in loans held for sale at December 31, 2021.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Commercial real estate consists of nonfarm, nonresidential loans secured by owner-occupied and nonowner-occupied commercial real estate as well as commercial construction loans.  An owner-occupied loan relates to a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans that are dependent on cash flows from operations can be adversely affected  by current market conditions for their product or service. A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property.  Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged.  Commercial construction loans consist of borrowings to purchase and develop raw land into 1-4 family residential properties.  Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements.  Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value that may be absorbed by the Company.

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

At September 30, 2022, there were no changes to the accounting policies or methodologies within any of the Company’s loan portfolio segments from the prior period.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,771,774 and 4,783,886 for the three months ended September 30, 2022 and 2021, respectively. The weighted average common shares outstanding were 4,768,246 and 4,786,246 for the nine months ended September 30, 2022 and 2021, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

ACCOUNTING GUIDANCE TO BE ADOPTED IN FUTURE PERIODS:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 requires entities to replace the current “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model.  These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The Bank’s CECL steering committee has developed a CECL model and is evaluating the source data, various credit loss methodologies and model results in relation to the ASU guidance.  Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.  For SEC filers who are smaller reporting companies, such as the Company, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326). This standard: (i) eliminates the accounting guidance for TDRs, requiring entities to determine whether a modification results in a new loan or a continuation of an existing loan; (ii) expands disclosures related to modifications; and (iii) requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted if ASU 2016-13 has been previously adopted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact that the adoption of ASU 2022-02 will have on its consolidated financial statements.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$42,790	$—	—
U.S. Government sponsored entity securities	—	18,717	—
Agency mortgage-backed securities, residential	—	123,337	—
Interest rate swap derivatives	—	1,404	—

Liabilities:
Interest rate swap derivatives	—	(1,404)	—

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$20,143	$—	—
U.S. Government sponsored entity securities	—	25,916	—
Agency mortgage-backed securities, residential	—	130,941	—
Interest rate swap derivatives	—	599	—

Liabilities:
Interest rate swap derivatives	—	(599)	—

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022. Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2021 are summarized below:

	Fair Value Measurements at December 31, 2021 Using
December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial	—	—	$1,983

At December 31, 2021, the recorded investment of impaired loans measured for impairment using the fair value of collateral for collateral-dependent loans totaled $1,993, with a corresponding valuation allowance of $10, resulting in an increase of $10 in provision expense during the year ended December 31, 2021, with no corresponding charge-offs recognized.

There was no other real estate owned that was measured at fair value less costs to sell at September 30, 2022 and December 31, 2021. There were no corresponding write-downs during the three and nine months ended September 30, 2022 and 2021.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

There was no quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2022.  The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021:

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Impaired loans:		1		1
Commercial and industrial	$1,983	Sales approach	Adjustment to comparables and equipment comparables	0% to 25%	18.5%%

The carrying amounts and estimated fair values of financial instruments at September 30, 2022 and December 31, 2021 are as follows:

	Carrying	Fair Value Measurements at September 30, 2022 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$113,111	$113,111	$—	$—	$113,111
Certificates of deposit in financial institutions	1,868	—	1,868	—	1,868
Securities available for sale	184,844	42,790	142,054	—	184,844
Securities held to maturity	9,642	—	5,210	3,445	8,655
Loans, net	851,102	—	—	825,644	825,644
Interest rate swap derivatives	1,404	—	1,404	—	1,404
Accrued interest receivable	3,053	—	552	2,501	3,053

Financial liabilities:
Deposits	1,074,325	920,418	153,807	—	1,074,225
Other borrowed funds	18,085	—	16,646	—	16,646
Subordinated debentures	8,500	—	8,474	—	8,474
Interest rate swap derivatives	1,404	—	1,404	—	1,404
Accrued interest payable	325	—	325	—	325

	Carrying	Fair Value Measurements at December 31, 2021 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$152,034	$152,034	$—	$—	$152,034
Certificates of deposit in financial institutions	2,329	—	2,329	—	2,329
Securities available for sale	177,000	20,143	156,857	—	177,000
Securities held to maturity	10,294	—	6,063	4,387	10,450
Loans, net	824,708	—	—	821,899	821,899
Interest rate swap derivatives	599	—	599	—	599
Accrued interest receivable	2,695	—	363	2,332	2,695

Financial liabilities:
Deposits	1,059,908	870,626	189,796	—	1,060,422
Other borrowed funds	19,614	—	20,279	—	20,279
Subordinated debentures	8,500	—	5,657	—	5,657
Interest rate swap derivatives	599	—	599	—	599
Accrued interest payable	439	1	438	—	439

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
U.S. Government securities	$45,988	$—	$(3,198)	$42,790
U.S. Government sponsored entity securities	21,344	—	(2,627)	18,717
Agency mortgage-backed securities, residential	141,183	—	(17,846)	123,337
Total securities	$208,515	$—	$(23,671)	$184,844

December 31, 2021
U.S. Government securities	$20,182	$—	$(39)	$20,143
U.S. Government sponsored entity securities	25,980	109	(173)	25,916
Agency mortgage-backed securities, residential	129,942	1,476	(477)	130,941
Total securities	$176,104	$1,585	$(689)	$177,000

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2022
Obligations of states and political subdivisions	$9,641	$30	$(1,017)	$8,654
Agency mortgage-backed securities, residential	1	—	—	1
Total securities	$9,642	$30	$(1,017)	$8,655

December 31, 2021
Obligations of states and political subdivisions	$10,292	$200	$(44)	$10,448
Agency mortgage-backed securities, residential	2	—	—	2
Total securities	$10,294	$200	$(44)	$10,450

The amortized cost and estimated fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,998	$1,987	$359	$360
Due in over one to five years	60,334	55,264	3,522	3,376
Due in over five to ten years	5,000	4,256	3,022	2,718
Due after ten years	—	—	2,738	2,200
Agency mortgage-backed securities, residential	141,183	123,337	1	1
Total debt securities	$208,515	$184,844	$9,642	$8,655

NOTE 3 – SECURITIES (Continued)

The following table summarizes securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$42,790	$(3,198)	$—	$—	$42,790	$(3,198)
U.S. Government sponsored entity securities	8,017	(827)	10,700	(1,800)	18,717	(2,627)
Agency mortgage-backed securities,
residential	87,082	(11,001)	36,255	(6,845)	123,337	(17,846)
Total available for sale	$137,889	$(15,026)	$46,955	$(8,645)	$184,844	$(23,671)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$20,143	$(39)	$—	$—	$20,143	$(39)
U.S Government sponsored entity securities	18,307	(173)	—	—	18,307	(173)
Agency mortgage-backed securities,
residential	64,560	(477)	—	—	64,560	(477)
Total available for sale	$103,010	$(689)	$—	$—	$103,010	$(689)

September 30, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$5,206	$(652)	$1,660	$(365)	$6,866	$(1,017)
Total held to maturity	$5,206	$(652)	$1,660	$(365)	$6,866	$(1,017)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Securities Held to Maturity
Obligations of states and political subdivisions	$2,617	$(38)	$130	$(6)	$2,747	$(44)
Total held to maturity	$2,617	$(38)	$130	$(6)	$2,747	$(44)

There were no sales of investment securities during the three and nine months ended September 30, 2022 or 2021. Unrealized losses on the Company’s debt securities have not been recognized into income because the issuers’ securities were of high credit quality as of September 30, 2022, and management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery.  Management does not believe any individual unrealized loss at September 30, 2022 and December 31, 2021 represents an other-than-temporary impairment.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

	September 30, 2022	December 31, 2021

Residential real estate	$272,271	$274,425
Commercial real estate:
Owner-occupied	70,623	71,979
Nonowner-occupied	173,116	176,100
Construction	41,264	33,718
Commercial and industrial	153,417	141,525
Consumer:
Automobile	54,409	48,206
Home equity	26,755	22,375
Other	64,058	62,863
	855,913	831,191
Less: Allowance for loan losses	(4,811)	(6,483)

Loans, net	$851,102	$824,708

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law in response to  coronavirus ("COVID-19"). The CARES Act provided assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provided small businesses with funds to use for payroll and certain other expenses.  At September 30, 2022, there were no commercial and industrial loans originated under the PPP, as compared to $446 at December 31, 2021. These loans are guaranteed by the Small Business Administration.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022 and 2021:

September 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$614	$1,846	$1,548	$1,206	$5,214
Provision for loan losses	(189)	42	(308)	77	(378)
Loans charged off	(57)	(20)	—	(262)	(339)
Recoveries	55	29	36	194	314
Total ending allowance balance	$423	$1,897	$1,276	$1,215	$4,811

September 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,088	$2,532	$1,746	$1,433	$6,799
Provision for loan losses	(34)	10	(263)	194	(93)
Loans charged-off	(49)	(63)	(25)	(280)	(417)
Recoveries	40	115	113	107	375
Total ending allowance balance	$1,045	$2,594	$1,571	$1,454	$6,664

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2022 and 2021:

September 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$980	$2,548	$1,571	$1,384	$6,483
Provision for loan losses	(545)	(683)	271	266	(691)
Loans charged-off	(99)	(36)	(618)	(964)	(1,717)
Recoveries	87	68	52	529	736
Total ending allowance balance	$423	$1,897	$1,276	$1,215	$4,811

September 30, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,480	$2,431	$1,776	$1,473	$7,160
Provision for loan losses	(443)	121	(260)	464	(118)
Loans charged-off	(75)	(115)	(96)	(879)	(1,165)
Recoveries	83	157	151	396	787
Total ending allowance balance	$1,045	$2,594	$1,571	$1,454	$6,664

The following table presents the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method as of September 30, 2022 and December 31, 2021:

September 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	423	1,897	1,276	1,215	4,811
Total ending allowance balance	$423	$1,897	$1,276	$1,215	$4,811

Loans:
Loans individually evaluated for impairment	$—	$2,020	$—	$28	$2,048
Loans collectively evaluated for impairment	272,271	282,983	153,417	145,194	853,865
Total ending loans balance	$272,271	$285,003	$153,417	$145,222	$855,913

December 31, 2021	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$10	$—	$10
Collectively evaluated for impairment	980	2,548	1,561	1,384	6,473
Total ending allowance balance	$980	$2,548	$1,571	$1,384	$6,483

Loans:
Loans individually evaluated for impairment	$—	$5,411	$4,531	$81	$10,023
Loans collectively evaluated for impairment	274,425	276,386	136,994	133,363	821,168
Total ending loans balance	$274,425	$281,797	$141,525	$133,444	$831,191

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:	$—	$—	$—
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,703	1,640	—
Nonowner-occupied	380	380	—
Consumer:
Home equity	28	28	—
Total	$2,111	$2,048	$—

December 31, 2021	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial and industrial	$1,993	$1,993	$10
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,052	5,027	—
Nonowner-occupied	384	384	—
Commercial and industrial	2,538	2,538	—
Consumer:
Home equity	31	31	—
Other	50	50	—
Total	$10,048	$10,023	$10

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:	$—	$—	$—	$—	$—	$—
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,650	18	18	1,676	66	66
Nonowner-occupied	381	8	8	382	22	22
Consumer:
Home equity	14	1	1	22	1	1
Total	$2,045	$27	$27	$2,080	$89	$89

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Consumer:
Other	$49	$1	$1	$49	$2	$2
With no related allowance recorded:
Commercial real estate:
Owner-occupied	5,128	74	74	5,183	239	239
Nonowner-occupied	386	7	7	388	21	21
Commercial and industrial	3,174	111	111	3,586	200	200
Consumer:
Home equity	32	1	1	33	2	2
Total	$8,769	$194	$194	$9,239	$464	$464

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). Other real estate owned for residential real estate properties totaled $15 as of September 30, 2022 and December 31, 2021.  In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $459 and $316 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$203	$1,531
Commercial real estate:
Owner-occupied	—	981
Nonowner-occupied	—	72
Construction	—	15
Commercial and industrial	148	149
Consumer:
Automobile	65	105
Home equity	—	127
Other	470	75
Total	$886	$3,055

December 31, 2021	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$10	$2,683
Commercial real estate:
Owner-occupied	—	1,055
Nonowner-occupied	—	—
Construction	—	146
Commercial and industrial	65	150
Consumer:
Automobile	55	147
Home equity	—	148
Other	160	17
Total	$290	$4,346

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,514	$907	$624	$3,045	$269,226	$272,271
Commercial real estate:
Owner-occupied	188	—	981	1,169	69,454	70,623
Nonowner-occupied	9	6	—	15	173,101	173,116
Construction	34	—	—	34	41,230	41,264
Commercial and industrial	96	—	297	393	153,024	153,417
Consumer:
Automobile	760	156	157	1,073	53,336	54,409
Home equity	35	—	127	162	26,593	26,755
Other	384	368	514	1,266	62,792	64,058
Total	$3,020	$1,437	$2,700	$7,157	$848,756	$855,913

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,208	$1,218	$921	$4,347	$270,078	$274,425
Commercial real estate:
Owner-occupied	895	—	153	1,048	70,931	71,979
Nonowner-occupied	100	—	—	100	176,000	176,100
Construction	36	53	33	122	33,596	33,718
Commercial and industrial	517	60	215	792	140,733	141,525
Consumer:
Automobile	656	148	194	998	47,208	48,206
Home equity	35	165	47	247	22,128	22,375
Other	401	133	177	711	62,152	62,863
Total	$4,848	$1,777	$1,740	$8,365	$822,826	$831,191

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents the types of TDR loan modifications by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$419	$—	$419
Credit extension at lower stated rate than market rate	364	—	364
Nonowner-occupied
Credit extension at lower stated rate than market rate	380	—	380

Total TDRs	$1,163	$—	$1,163

December 31, 2021	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Commercial real estate:
Owner-occupied
Reduction of principal and interest payments	$1,455	$—	$1,455
Maturity extension at lower stated rate than market rate	268	—	268
Credit extension at lower stated rate than market rate	375	—	375
Nonowner-occupied
Credit extension at lower stated rate than market rate	385	—	385
Commercial and industrial
Interest only payments	2,301	—	2,301
Total TDRs	$4,784	$—	$4,784

At September 30, 2022 and December 31, 2021, the Company had no specific allocations in reserves to customers whose loan terms have been modified in TDRs.  At September 30, 2022, the Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs, as compared to $3,199 at December 31, 2021.

There were no TDR loan modifications that occurred during the three and nine months ended September 30, 2022 and 2021, and, therefore, no impact to provision expense or the allowance for loan losses.

During the three and nine months ended September 30, 2022 and 2021, the Company had no TDRs that experienced any payment defaults within twelve months following their loan modification.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  TDR loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The CARES Act provided guidance on the modification of loans as a result of COVID-19, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they are less than 30 days past due on their contractual payments at the time of modification.  Through September 30, 2022, the Company had modified 521 loans related to COVID-19 with an outstanding loan balance of $97,236 that were not reported as TDRs.  As of September 30, 2022, the Company had 11 of those modified loans still operating under their COVID-19 related deferral terms with an outstanding loan balance of $120 that were not reported as TDRs in the tables presented above.

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

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention.  Loans classified as "special mention" indicate considerable risk due to deterioration of repayment (in the earliest stages) that results from potential weak primary repayment source or payment delinquency.  These loans will be under constant supervision and are not classified and do not expose the institution to sufficient risks to warrant classification.  These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies.  These loans are considered bankable assets with no apparent loss of principal or interest envisioned.  The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted.  Credits that are defined as TDRs should be graded no higher than special mention until they have been reported as performing over one year after restructuring.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Criticized and classified loans will mostly consist of commercial and industrial and commercial real estate loans. The Company considers its loans that do not meet the criteria for a criticized and classified asset rating as pass rated loans, which will include loans graded from 1 (Prime) to 7 (Watch). All commercial loans are categorized into a risk category either at the time of origination or reevaluation date. As of September 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

September 30, 2022	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$67,110	$2,532	$981	$70,623
Nonowner-occupied	172,926	—	190	173,116
Construction	41,202	—	62	41,264
Commercial and industrial	151,371	276	1,770	153,417
Total	$432,609	$2,808	$3,003	$438,420

December 31, 2021	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$66,999	$618	$4,362	$71,979
Nonowner-occupied	175,901	—	199	176,100
Construction	33,685	—	33	33,718
Commercial and industrial	134,983	1,862	4,680	141,525
Total	$411,568	$2,480	$9,274	$423,322

The Company also obtains the credit scores of its borrowers upon origination (if available by the credit bureau), but the scores are not updated. The Company focuses mostly on the performance and repayment ability of the borrower as an indicator of credit risk and does not consider a borrower's credit score to be a significant influence in the determination of a loan's credit risk grading.

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2022 and December 31, 2021:

September 30, 2022	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$54,239	$26,628	$63,513	$270,537	$414,917
Nonperforming	170	127	545	1,734	2,576
Total	$54,409	$26,755	$64,058	$272,271	$417,493

December 31, 2021	Consumer			Residential
	Automobile	Home Equity	Other	Real Estate	Total

Performing	$48,004	$22,227	$62,686	$271,732	$404,649
Nonperforming	202	148	177	2,693	3,220
Total	$48,206	$22,375	$62,863	$274,425	$407,869

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.76% of total loans were unsecured at September 30, 2022, up from 4.45% at December 31, 2021.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2022, the contract amounts of these instruments totaled approximately $101,706, compared to $89,602 at December 31, 2021.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2022 and December 31, 2021 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2022	$15,947	$2,138	$18,085
December 31, 2021	$17,476	$2,138	$19,614

Pursuant to collateral agreements with the FHLB, advances are secured by $265,986 in qualifying mortgage loans, $30,420 in commercial loans and $3,813 in FHLB stock at September 30, 2022.  Fixed-rate FHLB advances of $15,947 mature through 2042 and have interest rates ranging from 1.53% to 2.97% and a year-to-date weighted average cost of 2.35% at September 30, 2022 and 2.39% at December 31, 2021.  There were no variable-rate FHLB borrowings at September 30, 2022.

At September 30, 2022, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described below.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at September 30, 2022.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $183,760 at September 30, 2022.  Of this maximum borrowing capacity, the Company had $96,813 available to use as additional borrowings, of which $96,813 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of April 13, 2023, and have fixed rates ranging from 1.25% to 1.30% and a year-to-date weighted average cost of 1.25% at September 30,2022, as compared to 1.23% at December 31, 2021.  At September 30, 2022, there were six promissory notes payable by Ohio Valley to related parties totaling $2,138. There were no promissory notes payable to other banks at September 30, 2022 or December 31, 2021.

Letters of credit issued on the Bank's behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $71,000 at September 30, 2022 and $68,380 at December 31, 2021.

Scheduled principal payments as of September 30, 2022:

	FHLB Borrowings	Promissory Notes	Totals

2022	$580	$530	$1,110
2023	1,784	1,608	3,392
2024	1,693	—	1,693
2025	1,560	—	1,560
2026	1,434	—	1,434
Thereafter	8,896	—	8,896
	$15,947	$2,138	$18,085

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

Total revenues from the banking segment, which accounted for the majority of the Company's total revenues, totaled 94.0% of total consolidated revenues for the quarters end September 30, 2022 and 2021, respectively.

The accounting policies used for the Company's reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$11,299	$546	$11,845
Provision for loan losses	(400)	22	(378)
Noninterest income	2,573	42	2,615
Noninterest expense	9,743	604	10,347
Provision for income taxes	809	(8)	801
Net income	3,720	(30)	3,690
Assets	1,238,597	13,877	1,252,474

	Three Months Ended September 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$9,843	$516	$10,359
Provision for loan losses	(100)	7	(93)
Noninterest income	2,582	30	2,612
Noninterest expense	8,861	608	9,469
Provision for income taxes	574	(15)	559
Net income	3,090	(54)	3,036
Assets	1,232,353	13,025	1,245,378

	Nine Months Ended September 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$30,791	$1,597	$32,388
Provision for loan losses	(700)	9	(691)
Noninterest income	7,987	984	8,971
Noninterest expense	28,296	1,862	30,158
Provision for income taxes	1,930	148	2,078
Net income	9,252	562	9,814
Assets	1,238,597	13,877	1,252,474

	Nine Months Ended September 30, 2021
	Banking	Consumer Finance	Total Company
Net interest income	$29,124	$1,498	$30,622
Provision for loan losses	(150)	32	(118)
Noninterest income	7,474	983	8,457
Noninterest expense	26,095	1,858	27,953
Provision for income taxes	1,693	123	1,816
Net income	8,960	468	9,428
Assets	1,232,353	13,025	1,245,378

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 7 months to 19 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of September 30, 2022	As of December 31, 2021
Operating leases:
Operating lease right-of-use assets	$1,170	$1,195
Operating lease liabilities	1,170	1,195

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$51	$41	$135	$119
Short-term lease expense	10	8	28	24

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2022 are as follows:

Operating Leases
2022 (remaining)	$49
2023	153
2024	133
2025	133
2026	119
Thereafter	866
Total lease payments	1,453
Less: Imputed Interest	(283)
Total operating leases	$1,170

Other information is as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted-average remaining lease term for operating leases	12.6 years	13.7 years
Weighted-average discount rate for operating leases	2.36%	2.29%

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

FINANCIAL RESULTS OVERVIEW: Net income totaled $3,690 during the third quarter of 2022, an increase of $654 over the same period of 2021. Earnings per share for the third quarter of 2022 finished at $.77 per share, compared to $.63 per share during the third quarter of 2021.  Net income totaled $9,814 during the nine months ended September 30, 2022, an increase of $386 over the same period of 2021. Earnings per share during the first nine months of 2022 finished at $2.06 per share, compared to $1.97 per share during the first nine months of 2021. Earnings during both the quarterly and yearly periods were positively impacted by growth in both net interest income and noninterest income, and decreases in provision expense, partially offset by increases in noninterest expense. The impact of higher net earnings during 2022 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased to 1.04% for the nine months ended September 30, 2022, compared to 1.03% for the nine months ended September 30, 2021.  The Company’s net income to average equity ratio, or return on equity, also increased to 9.56% for the nine months ended September 30, 2022, compared to 9.13% for the nine months ended September 30, 2021.

During the three months ended September 30, 2022, net interest income increased $1,486, or 14.3%, over the same period in 2021. During the nine months ended September 30, 2022, net interest income increased $1,766, or 5.8%, over the same period in 2021. Growth in net interest income was impacted by an increase in the net interest margin and higher average earning assets. In relation to the Federal Reserve’s actions of increasing market interest rates during 2022, the net interest margin has responded positively due to the yield on earning assets increasing more than the cost of interest-bearing liabilities.  Growth in earning asset yields has positively impacted interest earnings during both the quarter and year-to-date periods ended September 30, 2022.  Net interest income growth was further impacted by lower interest expense on deposits, decreasing 20.8% and 31.0% during both the quarterly and year-to-date periods ended September 30, 2022, respectively, compared to the same periods in 2021. This is largely the result of a lower average cost of funds, as well as a composition shift from higher-costing time deposits to lower-costing demand and savings account balances. The increase in average earning assets came primarily from growth in average investment securities in relation to higher average deposit balances. Average loans also increased during the third quarter of 2022 by 1.6%, which helped limit the year-to-date average loan decline to just 0.6% during the year-to-date period. The quarterly increase in average loans was impacted by higher average commercial and consumer loans, while the year-to-date decrease in average loans was impacted by decreased residential real estate loans and payoffs of PPP loans.

During the three months ended September 30, 2022, the Company’s provision for loan loss was negative $378, which contributed to a $285 decrease in provision expense when compared to the same period in 2021. This decrease in provision expense was impacted by the elimination of a specific reserve on a collateral dependent impaired loan due to the full collection of the loan balance. During the nine months ended September 30, 2022, the Company’s provision for loan loss was negative $691, which contributed to a $573 decrease in provision expense when compared to the same period in 2021. The decrease from the prior year was related to improved economic risk factors such as lower criticized and classified loans, as well as the partial release of the COVID-19 reserve for the pandemic environment.

During the three months ended September 30, 2022, noninterest income was relatively stable, increasing $3, or 0.1%, over the same period in 2021. This increase came largely from increases in service charges on deposit accounts. During the nine months ended September 30, 2022, noninterest income increased $514, or 6.1%, from the same period in 2021. This increase came largely from increases in service charges on deposit accounts, interchange income on debit and credit card transactions, and mortgage banking income in relation to Race Day.

During the three months ended September 30, 2022, noninterest expense increased $878, or 9.3%, over the same period in 2021. During the nine months ended September 30, 2022, noninterest expense increased $2,205, or 7.9%, over the same period in 2021. The increases during both periods were primarily related to higher salaries and employee benefit costs impacted by the staffing of Race Day, as well as higher annual merit expenses. The Company also experienced increases in data processing costs, professional fees, and software expense, as well as various other overhead costs from Race Day.

The Company’s provision for income taxes increased $242, or 43.3%, during the three months ended September 30, 2022, and increased $262, or 14.4%, during the nine months ended September 30, 2022, compared to the same periods in 2021.  This was largely due to the changes in taxable income affected by the factors mentioned above.

At September 30, 2022, total assets were $1,252,474, an increase of $2,705 from year-end 2021. Higher assets were primarily impacted by increases in loans and investment securities, which were collectively up $31,914, or 3.1%, from year-end 2021. This was largely the result of the deployment of a portion of the Company’s heightened cash balance to higher yielding earning assets during the first nine months of 2022 and resulted in a decrease of $38,298 in Federal Reserve Bank balances from year-end 2021. The Company’s loan portfolio experienced increases in the commercial segment (+3.6%) and the consumer loan segment (+8.8%), partially offset by a decrease in the residential real estate segment (-0.8%).

At September 30, 2022, total liabilities were $1,123,854, up $15,441 from year-end 2021. Contributing most to this increase were higher deposit balances, which increased $14,417 from year-end 2021.  The increase was impacted mostly from higher interest-bearing demand deposits, partially offset by lower time deposits and noninterest bearing demand deposits.

At September 30, 2022, total shareholders' equity was $128,620, down $12,736 since December 31, 2021. This was largely the result of cash dividends paid and a decrease in net unrealized gains on available for sale securities, being partially offset by improved quarterly net income. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2022 and December 31, 2021

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at September 30, 2022 compared to December 31, 2021.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2022, cash and cash equivalents were $113,111, a decrease of $38,923, or 25.6%, from December 31, 2021. The decrease in cash and cash equivalents came mostly from lower interest-bearing deposits on hand with correspondent banks.  Over 86% of cash and cash equivalents consisted of the Company’s interest-bearing Federal Reserve Bank clearing account, which decreased $38,298, or 28.2%, from year-end 2021. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first nine months of 2022, the Company utilized a portion of its clearing account balances to reinvest in higher-yielding loans and investment securities. This shift into higher-yielding earning assets helped to minimize the dilutive effect that higher clearing account balances have on the net interest margin. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee.  During the first nine months of 2022, the rate associated with the Company’s Federal Reserve Bank clearing account increased 300 basis points due to rising inflationary concerns, resulting in a target federal funds rate range of 3.00% to 3.25%. Although interest-bearing deposits in the Federal Reserve Bank are the Company's lowest-yielding interest-earning asset, the investment rate is higher than the rate the Company would have received from its investments in federal funds sold. Furthermore, Federal Reserve balances are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Certificates of Deposit

At September 30, 2022, the Company had $1,868 in certificates of deposit owned by the Captive, down from $2,329 at year-end 2021.  The deposits on hand at September 30, 2022 consisted of eight certificates with remaining maturity terms ranging from less than 7 months up to 12 months.

Securities

The balance of total securities increased $7,192, or 3.8%, compared to year-end 2021.  The increase was primarily the result of investment security purchases funded by excess funds being maintained within the Federal Reserve Bank clearing account. The Company’s investment securities portfolio is made up mostly of U.S. Government agency (“Agency”) mortgage-backed securities, which represented 63.4% of total investments at September 30, 2022.  During the first nine months of 2022, the Company invested $29,470 in new Agency mortgage-backed securities, while receiving proceeds from maturities and principal repayments of $18,019.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also redeployed a portion of its heightened excess funds to purchase $24,633 in U.S. Government securities during the first nine months of 2022.

In addition, the continued increases in long-term reinvestment rates during 2022 led to a $24,567 decrease in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized gain in the portfolio decreased. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances increased to $855,913 at September 30, 2022, representing an increase of $24,722, or 3.0%, as compared to $831,191 at December 31, 2021.  The increase in loans came primarily from the commercial and consumer loan portfolios, partially offset by a decrease in the residential real estate portfolio from year-end 2021.

The Company’s total commercial loan portfolio increased $15,098, or 3.6%, from year-end 2021. Contributing most to this increase were higher loan balances within the commercial and industrial portfolio, up $11,892, or 8.4%, from year-end 2021. The growth was impacted by an increase in larger loan originations for the first nine months of 2022. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, and stock. The commercial and industrial segment also includes PPP loan balances that had a significant impact on average earning asset growth in 2021. The Company’s remaining PPP loans of $446 that were outstanding at year-end 2021 were paid off during the first quarter of 2022.

Commercial loans were also positively impacted by an increase in the commercial real estate portfolio, which increased $3,206, or 1.1%, from year-end 2021.  The commercial real estate segment comprised the largest portion of the Company’s total commercial loan portfolio at September 30, 2022 at 65.0%. The increase came from construction loans, which offset the decreases in both the owner- and nonowner-occupied loan segments from year-end 2021.

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

Further increases in loans came from the Company’s consumer loan balances from year-end 2021, increasing $11,778, or 8.8%.  This change was impacted by a $6,203, or 12.9%, increase in automobile loans, and a $4,380, or 19.6%, increase in home equity lines of credit. The remaining consumer loan portfolio increased $1,195, or 1.9%, from year-end 2021, mostly from unsecured consumer loans.

The Company’s residential real estate loan portfolio decreased $2,154, or 0.8%, from year-end 2021.  The residential real estate loan segment comprises the largest portion of the Company’s overall loan portfolio at 31.8% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The decrease in residential real estate loans was largely related to the principal repayments and payoffs in both long-term fixed-rate and short-term adjustable-rate mortgages. A decrease in refinancing volume and an increase in long-term reinvestment rates have led to a slower demand for mortgage loans during 2022.

Allowance for Loan Losses

The Company established a $4,811 allowance for loan losses at September 30, 2022, which represents a decrease from the $6,483 allowance at year-end 2021. As part of the Company’s quarterly analysis of the allowance for loan losses, management will review various factors that directly impact the general allocation needs of the allowance, which include: historical loan losses, loan delinquency levels, local economic conditions and unemployment rates, criticized/classified asset coverage levels and loan loss recoveries.  During the first nine months of 2022, the Company experienced a $1,662 decrease in its general allocations of the allowance for loan losses.  Contributing to this decrease were lower reserves associated with the COVID-19 risk factor. The Company added a COVID-19 risk factor in 2020 due to the negative economic outlook of the pandemic. Based on positive asset quality trends and lower net charge offs, management released $645 of the reserve related to the COVID-19 risk factor during the first nine months of 2022, resulting in a corresponding decrease in both provision expense and general allocations of the allowance for loan loss.

Excluding the impact from the COVID-19 risk factor, the Company experienced a $1,017 decrease in general allocations of the allowance for loan losses related to improvements in various economic risk factors, including those associated with criticized and classified assets. During the second and third quarters of 2022, the Company experienced payoffs on two commercial loan relationships that had $8,019 in loans and committed balances, which reduced classified assets and released general reserves during the first nine months of 2022.  Furthermore, the Company upgraded a single commercial loan relationship during the first quarter of 2022 totaling $2,232 from a classified to a criticized loan status, which also contributed to the release of general reserves during the first nine months of 2022. The loan upgrade came as a result of improvements in the borrower’s financial performance and ability to repay their loans. Additionally, the Company’s delinquency levels decreased from year-end 2021, with nonperforming loans to total loans of 0.46% at September 30, 2022, compared to 0.56% at December 31, 2021, and lower nonperforming assets to total assets of 0.32% at September 30, 2022, compared to 0.37% at year-end 2021. Lower general allocations during the first nine months of 2022 were also impacted by higher loan recoveries.

The Company’s specific allocations decreased $10 from year-end 2021.  Specific allocations of the allowance for loan losses identify loan impairment by measuring fair value of the underlying collateral and the present value of estimated future cash flows. The change in specific reserves was related to the payoff on one commercial borrower during the third quarter of 2022 that led to the release of specific reserves.

The Company’s allowance for loan losses to total loans ratio finished at 0.56% at September 30, 2022, and 0.78% at year-end 2021.  Management believes that the allowance for loan losses at September 30, 2022 was adequate and reflected probable incurred losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, particularly with respect to inflation, are factors that could change, and management will make adjustments to the allowance for loan losses as needed. Asset quality will continue to remain a key focus of the Company, as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits

Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations.  Total deposits at September 30, 2022 increased $14,417, or 1.4%, from year-end 2021.  This change in deposits came primarily from interest-bearing deposit balances, which were up by $14,643, or 2.1%, from year-end 2021, while noninterest-bearing deposits decreased $226, or 0.1%, from year-end 2021.

The increase in interest-bearing deposits was primarily a result of higher interest-bearing NOW account balances from year-end 2021, which increased $34,322, or 16.7%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas. Growth in interest-bearing deposits also came from savings deposits, which increased $8,642, or 5.9%, from year-end 2021, primarily from higher statement savings account balances. Interest-bearing deposit growth was further impacted by higher money market balances from year-end 2021, which increased $7,054, or 4.3%.

Partially offsetting the increases in interest-bearing deposits were time deposit balances, which decreased $35,375, or 18.7%, from year-end 2021. The decrease came primarily from the Company’s retail time deposits, which decreased $22,709 from year-end 2021 due to the consumer shift to savings and money market products. Time deposits were also impacted by a $12,666 decrease in brokered and internet CD issuances, which was primarily the result of the heightened liquidity position from year-end 2021.

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

Other Borrowed Funds

Other borrowed funds were $18,085 at September 30, 2022, a decrease of $1,529, or 7.8%, from year-end 2021. The decrease was related primarily to the principal repayments applied to various FHLB advances during the first quarter of 2022. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

Total shareholders' equity at September 30, 2022 decreased $12,736, or 9.0%, to $128,620, as compared to $141,356 at December 31, 2021. This decrease was primarily the result of quarterly net income being completely offset by cash dividends paid and a decrease in the fair value of available for sale securities. The after-tax change in fair value totaled $19,408 from year-end 2021, as market rate increases continued during the first nine months of 2022, causing a decrease in the fair value of the Company’s available for sale investment portfolio.

Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2022 and 2021

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2022, compared to the same period in 2021. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended September 30, 2022, net interest income increased $1,486, or 14.3%, compared to the same period in 2021. During the nine months ended September 30, 2022, net interest income increased $1,766, or 5.8%, compared to the same period in 2021. The improvement during both periods came from an increase in average earning assets, as well as a combination of higher earning asset yields and lower average costs paid on deposits, partially offset by lower loan fees.

Total interest and fee income recognized on the Company’s earning assets increased $1,306, or 11.6%, during the third quarter of 2022, and increased $859, or 2.6%, during the first nine months of 2022, compared to the same periods in 2021. The earnings growth during both periods was impacted by interest on loans, which increased $705, or 7.3%, during the third quarter of 2022, and $45, or 0.2%, during the first nine months of 2022, compared to the same periods in 2021. This improvement was largely related to average loan yield increases impacted by the aggressive actions taken by the Federal Reserve to increase rates during the first nine months of 2022. Since March 2022, the Federal Reserve has increased rates by 300 basis points, which has led to the repricing of a portion of the Company’s loan portfolio. As a result, the average interest rate yield on loans increased 25 basis points during the third quarter of 2022, and increased 3 basis points during the first nine months of 2022, compared to the same periods in 2021. Partially offsetting the growth in interest income on loans were decreases in loan fees, which were down $243 and $892 during the quarterly and year-to-date periods ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases in loan fees were primarily a result of decreased PPP fees during both periods as a result of the payoffs of all PPP loans by the end of the first quarter of 2022. Average loans increased $13,106 during the third quarter of 2022, while decreasing $4,987 during the first nine months of 2022, compared to the same periods in 2021. The quarter-to-date increase was largely impacted by growth in average commercial and industrial loans, as well as average consumer automobile loans. The year-to-date decrease was primarily the result of the payoff of all of the Company’s PPP loans during 2021 and 2022, a decrease in average residential real estate loan balances impacted by principal repayments and payoffs, and a lower volume of new loan originations.

Total interest income from interest-bearing deposits with banks increased $466, or 932.0%, during the third quarter of 2022, and increased $691, or 622.5%, during the first nine months of 2022, compared to the same periods in 2021. The increases during both periods were largely attributable to the rate increases associated with the Company’s interest-bearing Federal Reserve Bank clearing account.  As previously mentioned, the Federal Reserve took action during the first nine months of 2022 to increase the target federal funds rate by 300 basis points due to rising inflationary concerns. This had a corresponding effect on the interest rate tied to the Federal Reserve clearing account, which also increased by 300 basis points. The impact from higher rates was partially offset by lower average Federal Reserve Bank balances, which decreased $20,473 during the third quarter of 2022, and $9,115 during the first nine months of 2022, compared to the same periods in 2021. The Company utilized Federal Reserve Bank balances to help fund new loans and security purchases during the first nine months of 2022.

Total interest on securities increased $346, or 58.8%, during the third quarter of 2022, and increased $981, or 61.7%, during the first nine months of 2022, compared to the same periods in 2021. Due to the surge in deposits and proceeds from PPP loan payoffs, the Company has taken opportunities to reinvest a portion of these excess funds into new U.S. Government, Agency and Agency mortgage-backed securities. This contributed to average security balance increases of $23,753 during the third quarter of 2022 and $46,699 during the first nine months of 2022, compared to the same periods in 2021. The average yield on securities also increased 52 basis points during the third quarter of 2022 and 33 basis points during the first nine months of 2022, which contributed to growth in interest income. This change was partly impacted by the Company’s decision to sell $48,732 in lower yielding securities during the fourth quarter of 2021 that carried an average yield of 0.89% and replace them with similar securities at an average yield of 1.30%.

Total interest expense incurred on the Company’s interest-bearing liabilities decreased $180, or 20.8%, during the third quarter of 2022, and decreased $907, or 31.0%, during the first nine months of 2022, compared to the same periods in 2021. Interest expense decreased despite increases in average interest-bearing deposits of $5,217 during the third quarter of 2022, and $15,894 during the first nine months of 2022, compared to the same periods in 2021. The converse relationship between increasing average interest-bearing liabilities to lower interest expense is related to the repricing efforts in a lower rate environment, which drove down average costs during 2021 and 2022. Lower deposit expense was mostly impacted by the continued decline in CD rates, which contributed to a $217 decrease in time deposit interest expense during the third quarter of 2022, and an $863 decrease during the first nine months of 2022, compared to the same periods in 2021. As CD rates have repriced downward, the Company has benefited from lower interest expense on newly issued CDs at lower rates. As a result of the rate repricings on time deposits, the Company’s total weighted average costs on interest-bearing deposits has decreased by 17 basis points from 0.45% during the nine months ended September 30, 2021, to 0.28% during the nine months ended September 30, 2022.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets.  During 2022, the Company’s third quarter net interest margin improved to 4.03%, compared to 2021’s third quarter net interest margin of 3.57%. The Company’s year-to-date net interest margin improved to 3.73% at September 30, 2022, compared to 2021’s year-to-date net interest margin of 3.62%. The quarterly and year-to-date margin increases were impacted by the actions taken by the Federal Reserve to increase rates by 300 basis points during the third quarter and nine months ended September 30, 2022. This had a direct impact to the rate repricings of the Federal Reserve Bank account and a portion of the loan portfolio, which had a positive impact on the margin. Margin enhancement also came from the redeployment of lower yielding Federal Reserve Bank balances into higher yielding loans and securities. This composition shift from lower yielding Federal Reserve clearing account balances has reduced the dilutive effect to the net interest margin during 2022. Partially offsetting these positive effects to the margin were decreases in PPP loan fees and lower average year-to-date loan balances. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Loan Losses

For the three months ended September 30, 2022, the Company’s provision expense decreased $285 when compared to the same period in 2021.  The quarterly decrease was directly related to the elimination of a specific reserve on a collateral dependent impaired loan due to the full collection of the loan balance. Upon payoff of the impaired loan, the Company  reduced provision expense by $297, which represented the specific reserves that had been allocated to the collateral deficiency of the loan. For the nine months ended September 30, 2022, the Company’s provision expense decreased $573 when compared to the same period in 2021.  The year-to-date improvement came primarily from a decrease in general allocations. As previously discussed, the Company’s general allocations of the allowance for loan losses were impacted by the release of $645 in COVID-19 general reserves during the first quarter of 2022. The Company removed a portion of its COVID-19 reserves due to positive asset quality trends and lower net charge offs, which resulted in a corresponding decrease of $645 to provision expense during the first nine months of 2022. Further contributing to lower provision expense were the impacts of the Company’s other general reserve allocations. During the first nine months of 2022, the Company decreased its general allocations, excluding the COVID-19 risk factor, from $3,840 at December 31, 2021, to $2,715 at September 30, 2022.  Lower general reserves were a result of various improvements within the economic risk factor calculation that included:  lower criticized and classified assets, lower delinquency levels, and higher annualized level of loan recoveries. Decreases in provision expense were partially offset by increases in net charge offs during the year, which required corresponding increases to provision expense. During the first nine months of 2022, net charge offs increased $603 compared to the same period in 2021, due in large part to the charge off of two commercial and industrial loans in June 2022 totaling $613 as part of a single borrower relationship, which required a corresponding increase to provision expense.

Future provisions to the allowance for loan losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $3, or 0.1%, during the three months ended September 30, 2022, and increased $514, or 6.1%, during the nine months ended September 30, 2022, when compared to the same periods in 2021. Higher noninterest revenue was largely impacted by increases in service charges on deposit accounts, which were up $148 and $506 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This included a higher volume of overdraft transactions during both the quarterly and year-to-date periods of 2022.

Further impacting growth in noninterest revenue was interchange income, which increased $54 during the third quarter of 2022, and increased $143 during the first nine months of 2022, compared to the same periods in 2021.  This was impacted by an increase in consumer spending that led to a higher volume of transactions associated with the Company’s debit and credit card products.

Increases in noninterest revenue also came from mortgage banking income, which increased $6 and $96 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Mortgage banking income increased largely due to Race Day. Race Day was formed in April 2021 and began conducting business during the third quarter of 2021.  During the third quarter of 2022, Race Day experienced loan sales that yielded $108 in mortgage banking revenue, which contributed to $332 in mortgage banking revenue during the first nine months of 2022. These increases were partially offset by decreases in the Bank’s secondary market income due to less volume of mortgage refinancings.

Partially offsetting increases to noninterest income were decreases in other noninterest income. During the third quarter of 2022, other noninterest income decreased $167, or 46.9%, compared to the same period in 2021. During the first nine months of 2022, other noninterest income decreased $234, or 29.1%, compared to the same period in 2021. The decreases were largely impacted by the sale of bank owned property during 2021. The property sales from 2021 resulted in a $194 non-recurring gain, which included the sales of vacant land in Lawrence County, Ohio and a branch building in Jackson, Ohio, that had been acquired as part of the merger with the Milton Banking Company in 2016.

The remaining noninterest income categories decreased $38, or 11.7%, during the third quarter of 2022, and increased $3, or 0.1%, during the first nine months of 2022, compared to the same periods in 2021. The quarter-to-date decrease was largely impacted by lower earnings on bank owned life insurance and annuity assets. The year-to-date increase came primarily from growth in trust division income.

Noninterest Expense

Noninterest expense increased $878, or 9.3%, during the three months ended September 30, 2022, and increased $2,205, or 7.9%, during the nine months ended September 30, 2022, compared to the same periods in 2021. Contributing most to the increases in noninterest expense were salaries and employee benefits, which increased $391 and $1,095 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The expense increase was largely from the staffing of Race Day employees in 2021, which led to higher salaries expense in 2022. Other expense increases in this category also came from annual merit increases and higher retirement plan costs in 2022.

Higher noninterest expense also came from software costs, which increased $97 and $273 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases were largely impacted by the associated software costs from Race Day, which included various software platforms and resources that were necessary to begin conducting business.

Further impacting higher overhead costs were data processing expenses, which increased $109 and $234 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Higher costs in this category were the direct result of the volume increase in debit and credit card transactions, which increased processing costs.

Professional fees also increased $123 during the nine months ended September 30, 2022, while decreasing $7 during the three months ended September 30, 2022, compared to the same periods in 2021. Professional fees for the year were impacted by higher accounting expenses associated with regulatory compliance. The Company also experienced a lower volume of collection costs during the third quarter of 2022.

Other noninterest expense also increased $119 and $419 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This was primarily impacted by various other overhead costs associated with Race Day, including the expense associated with purchasing mortgage loan marketing leads and employee recruiting costs.

The remaining noninterest expense categories increased $169 and $61 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.  These increases were mostly a result of higher marketing costs.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and nine months ended September 30, 2022, to the same periods in 2021, the Company has benefited from an increase in earning asset yields and a decrease in the average costs on interest-bearing liabilities. The actions of the Federal Reserve to increase market rates have contributed to the asset yield improvement. Furthermore, the composition shift from lower yielding Federal Reserve Bank balances to higher yielding loans and securities has also had a positive impact to the net interest margin. These factors more than offset the decrease in PPP loan fees that were more impactful during 2021 than 2022. As a result, net interest income during the three and nine months ended September 30, 2022, has outperformed the net interest income results during the same periods in 2021.  Increases in overhead costs associated with Race Day have contributed to higher noninterest expense, which have increased 9.3% and 7.9% during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases in overhead expense, net of noninterest revenue, during the third quarter of 2022 are only partially offsetting the benefits of higher net interest earnings. As a result, the Company’s quarterly efficiency number during the quarter decreased (improved) to 71.0% during the three months ended September 30, 2022, from 72.3% during the same period in 2021. While the margin continues to improve, increasing overhead costs has completely offset net interest earnings on a year-to-date basis. As a result, the Company’s year-to-date efficiency number increased (regressed) to 72.3% during the first nine months of 2022 from 70.9% during the same period in 2021.

Provision for income taxes

The Company’s income tax provision increased $242 during the three months ended September 30, 2022, and increased $262 during the nine months ended September 30, 2022, when compared to the same periods in 2021.  The changes in tax expense corresponded directly to the change in associated taxable income during 2022 and 2021.

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

The Bank opted into the CBLR, and will, therefore, not be required to comply with the Basel III capital requirements. As of September 30, 2022, the Bank’s CBLR was 10.55%.

Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8.0% beginning in the second quarter of 2020 through the end of 2020. The CBLR was then increased to 8.5% in 2021 until it was returned to 9.0% for all community banks beginning January 1, 2022.

Cash dividends paid by the Company were $3,717 during the first nine months of 2022.  The year-to-date dividends paid totaled $0.78 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash and cash equivalents, held to maturity securities maturing within one year, and available for sale securities, which totaled $298,314, represented 23.8% of total assets at September 30, 2022 compared to $329,264 and 26.3% of total assets at December 31, 2021. To further enhance the Bank’s ability to meet liquidity demands, the FHLB offers advances to the Bank. At September 30, 2022, the Bank could borrow an additional $96,813 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve. At September 30, 2022, this line had total availability of $55,203. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. For further cash flow information, see the condensed consolidated statement of cash flows above.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

The general component covers non-impaired loans and impaired loans that are not individually reviewed for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years for the consumer and real estate portfolio segment and 5 years for the commercial portfolio segment. The total loan portfolio’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. During the second quarter of 2022, the Company established a new economic risk factor for certain risks that may impact the loan portfolio, such as elevated inflation, increasing interest rates, slowing housing starts, declining GDP, and negative employment trends. The following portfolio segments have been identified: Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2022.

Ohio Valley did not purchase any of its common shares during the three months ended September 30, 2022.

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

# Attached as Exhibit 101 are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Comprehensive Income; (iv) Unaudited Consolidated Statements of Changes in Shareholders’ Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHIO VALLEY BANC CORP.

Date:	November 14, 2022	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Date:	November 14, 2022	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer