Form 10-K
period 2022-12-31
OHIO VALLEY BANC CORP
filed 2023-03-23
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
YES ☑   NO ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer □	Accelerated filer □
Non-accelerated Filer ☑	Smaller reporting company ☑
Emerging growth company ☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑

    Based on the closing sales price of $30.18 per share on June 30, 2022, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $129,750,882.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 28, 2023, was 4,776,520.

Documents Incorporated By Reference:

(1)	Portions of the 2022 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2023, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages (“Race Day”), and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns three nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”), and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“OVBC Captive”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 94.2% and 94.1% of total consolidated revenues for the years ended December 31, 2022 and 2021, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2022 and 2021, Ohio Valley’s consolidated assets approximated to $1,210,787,000 and $1,249,769,000, while total shareholders’ equity approximated to $135,028,000 and $141,356,000 for the same periods, respectively.

Ohio Valley’s financial holding company status allows it to engage in certain non-banking activities, such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities.  Ohio Valley presently has an insurance agency, Ohio Valley Financial Services, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central. Ohio Valley also has a captive insurance company, OVBC Captive, that is engaged in the business of providing commercial property and various liability insurance to the Company and related entities.  Management will consider opportunities to engage in additional nonbanking activities as they arise.

Information about the Company’s business segments is set forth in Note R to the Company’s Financial Statements located in Ohio Valley’s 2022 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has seventeen offices located in Ohio and West Virginia and all but one offer automatic teller machines (“ATMs”).  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2022 and 2021.

The Bank is primarily engaged in commercial and retail banking.  The Bank is a full-service financial institution offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, floor plan and student loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank offers credit card services.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also a member of the Promontory Interfinancial Network and participates in their Certificate of Deposit Account Registry program, which provides customers with the ability to secure FDIC insurance on balances in excess of the standard limitations.  In addition to originating loans, the Bank invests in United States government and agency obligations, interest-bearing deposits in other financial institutions, and other investments permitted by applicable law.

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

The Bank offers Tax Refund Advance Loans (“TALs”) to Loan Central tax customers.  A TAL represents a short-term loan offered by the Bank to tax preparation customers of Loan Central.  Previously, Loan Central offered and originated tax refund anticipation loans that represented a large composition of its annual earnings.  However, new Ohio laws that became effective in April 2019 placed numerous restrictions on short-term and small loans extended by certain non-bank lenders in Ohio.  As a result, Loan Central no longer offers the service to its tax preparation customers, but it is able to do so through the Bank.  After Loan Central prepares a customer’s tax return, the customer is offered the opportunity to have immediate access to a portion of the anticipated tax refund by entering into a TAL with the Bank.  As part of the process, the tax customer completes a loan application and authorizes the expected tax refund to be deposited with the Bank once it is issued by the IRS.  Once the Bank receives the tax refund, the refund is used to repay the TAL and Loan Central’s tax preparation fees, then the remainder of the refund is remitted to Loan Central’s tax customer. Risk of loss could result with the Bank not receiving a tax refund from the IRS, caused by a number of reasons such as errors in the tax return, tax return fraud, or tax debts not previously disclosed during the underwriting process.

In April 2021, the Bank formed a subsidiary, Race Day, which serves as an online-only consumer direct mortgage banking company. Race Day was created to help fill the demand for home ownership in areas beyond the Bank’s primary markets, while providing a more convenient and efficient process to its clients that live outside the Bank’s primary market area. However, as announced in February 2023, the Company is taking steps toward closing Race Day.  The decision to start this process was made due to low loan demand, issues retaining personnel, and lack of profitability.  The Company plans to see current loan applications in progress to completion.  An exact date of closing is anticipated to be set once existing loan applications have been processed.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2022 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 and 2021.

Financial Information

 Financial information regarding the Company as of December 31, 2022 and 2021 and results of operations for the last two fiscal years are contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2022.

Lending Activities

The Company’s loan portfolio increased $53,858,000 to finish at $885,049,000 in 2022.  The increase in total loans came primarily from the Company’s residential real estate portfolio.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2022, residential real estate loans increased $22,611,000, or 8.2%, while commercial loans increased $16,665,000, or 3.9%, and consumer loans increased $14,582,000, or 10.9%, as compared to 2021. The residential real estate loan portfolio was largely impacted by higher warehouse lending and short-term adjustable-rate mortgage loan balances. Commercial loan growth was impacted by an increase in new loan originations during 2022. Consumer loan growth was largely impacted by increases in automobile and home equity lines of credit balances during 2022. Consolidated interest and fee revenue from loans accounted for 73.16% and 77.14% of total consolidated revenues in 2022 and 2021, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

Residential Real Estate Loans

The Company’s residential real estate loans consist primarily of one- to four-family residential mortgages and carry many of the same customer and industry risks as the commercial loan portfolio.  Real estate loans to consumers are secured primarily by a first lien mortgage or deed of trust  with evidence of title in favor of the Bank.  The Company also requires proof of hazard insurance, required at the time of closing, with the Bank or Loan Central named as the mortgagee and as loss payee.  The Company generally requires the amount of a residential real estate loan be no more than 80% of the purchase price or the appraisal value (whichever is the lesser) of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  These loans generally range from one-year adjustable to thirty-year fixed-rate mortgages. Residential real estate loans also consist of the Company’s warehouse lending activity. Warehouse lending consists of a line of credit provided by the Bank to another mortgage lender that makes loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loans and repays the Bank. The Company’s market area for real estate lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Bank continues to sell a portion of its new fixed-rate real estate loan originations to the Federal Home Loan Mortgage Corporation to enhance customer service and loan pricing.  Secondary market sales of these real estate loans, which have fixed rates with fifteen- to thirty-year terms, have assisted in meeting the consumer preference for long-term fixed-rate loans as well as minimized the Bank’s exposure to interest rate risk. Race Day also originated and sold long-term fixed-rate loans to various brokers using a convenient, online process during 2022.  However, the Company intends to dissolve this subsidary of the Bank during 2023.

Commercial Loans

The Company’s commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans prior to approval. The Bank’s loan committee will review and approve all new commercial loan originations that exceed the loan officer group’s highest lending limit according to the following thresholds:  up to $750,000 unsecured, up to $3,000,000 secured, and up to $3,000,000 aggregate. The Executive Committee of the Bank’s Board of Directors will review and approve all new commercial loan originations that exceed the Bank’s loan committee thresholds up to the legal lending limit of the Bank.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of United States Government, sponsored entity and mortgage-backed securities, as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 6.64% and 4.43% of total consolidated revenues in 2022 and 2021, respectively.  The Company currently does not engage in trading account activity.

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

Competition

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  The principal factors of competition for the Company’s banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services.  The market area for the Bank is concentrated primarily in the Gallia, Meigs, Jackson, Vinton, Pike and Lawrence Counties of Ohio, as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Scioto, Athens and Ross.  Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.

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

Race Day permitted the Company to compete in select states outside of our core banking markets by using technology to originate and close mortgage loans.  The loans were sourced from various mortgage rate listing websites and the market was considered highly competitive.  Consumers were sensitive to interest rates and origination fees, which were easily compared on the website. The volume of loan originations could have been impacted by general economic conditions and influenced by the level and direction of market interest rates.

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
On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The compliance date of the Small Dollar Rule was June 13, 2022.
Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Ohio Valley’s financial condition or results of operations on a consolidated basis in 2022 and 2021.

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

The Basel III Capital Rules include (i) a minimum common equity tier 1 capital ratio of 4.5%, (ii) a minimum tier 1 capital ratio of 6.0%, (iii) a minimum total risk-based capital ratio of 8.0%, and (iv) a minimum tier 1 leverage ratio of 4.0%.

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

In December 2019, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under CECL.  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  At December 31, 2022, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2022, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

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

The FDIA requires the FDIC's Board of Directors to set a target or Designated Reserve Ratio (“DRR”) for the DIF annually. The DRR is the total of the DIF divided by the total estimated insured deposits of the industry. Under the long-range plan, the FDIC set the DRR at 2.0% and set a schedule of assessment rates that would progressively decrease when the DRR reached 2.0% and 2.5%. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DRR to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a restoration plan to restore the DRR to at least 1.35% by 2028, absent extraordinary circumstances, as required by the FDIA. The restoration plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and DRR at least semiannually. In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028.

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA. As of its most recent evaluation, the Bank was assigned an overall CRA rating of “Outstanding.”

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

In November 2021, federal banking agencies issued a final rule that became effective in May 2022  requiring banking organizations that experience a cybersecurity incident to notify certain entities. A cybersecurity incident occurs when actual or potential harm to the confidentiality, integrity, or availability of information or an information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the cybersecurity incident as soon as possible and no later than 36 hours after the bank determines a cybersecurity incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a cybersecurity incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

Furthermore, once final rules are adopted, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after it reasonably believes an incident has occurred.  Separate reporting to CISA will also be required within 24 hours, if a ransom payment is made as a result of a ransomware attack.

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

Executive and Incentive Compensation

Public companies will be required, once stock exchanges adopt additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement “clawback” procedures policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards.

Employees

As of December 31, 2022, Ohio Valley and its subsidiaries had approximately 284 employees and officers and 275 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Subpart 1400 of Regulation S-K, “Disclosure by Bank and Savings and Loan Registrants,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2022 Annual Report to Shareholders, which are incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2022 and 2021 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2022 and 2021 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

INVESTMENT PORTFOLIO

A.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders

B.	Excluding obligations of the United States Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

LOAN PORTFOLIO

A.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table IV - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

ALLOWANCE FOR CREDIT LOSSES

A. & B.
Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Loan Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table V - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

Credit ratios - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table VI – Credit Ratios,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

C. & D.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2022 or 2021.

E.	Uninsured Deposits – Uninsured deposits were estimated at $254,993 and $271,727 at December 31, 2022 and December 31, 2021, respectively.

F.	Schedule of Maturities - The following table provides the uninsured portion of time deposits at December 31, 2022, with a maturity of:

December 31, 2022		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total uninsured time deposits	$13,031	$4,015	$8,588	$11,236

ITEM 1A – RISK FACTORS

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the current economic and geopolitical landscape, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of rising interest rates on our customers’ operations and financial condition; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.
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

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a United States withdrawal from a significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase, and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments have resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remain likely. Although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict has resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

  The policies of the Federal Reserve Board impact us significantly, especially given the current economic and geopolitical landscape.  The Federal Reserve Board regulates the supply of money and credit in the United States.  Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold.  Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict.  Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans.  For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services.  This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

LIBOR was used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivative financial instruments. LIBOR is set based on interest rate information reported by certain banks, which are set to stop reporting such information after June 30, 2023. In the U.S., the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

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

The capital and credit markets have been experiencing unprecedented levels of volatility in recent years. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages.  Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

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

COVID-19 negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets.  The extent to which COVID-19 or any other pandemic could impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

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

Failure to integrate or adopt new technology may undermine our ability to meet customer demands, leading to adverse effects on our financial condition and results of operations.

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

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  In accordance with GAAP, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses.  Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results.  Our allowance for loan losses is based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current economic conditions in the primary lending area, prior experience, possible losses arising from specific problem loans, and our evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses.  Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which was effective for us in the first quarter of 2023.  We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance.  Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares.  Although our common shares are quoted on The NASDAQ Global Market, the volume of trades on any given day has been limited historically.  As a result, you may be unable to sell or purchase our common shares at the volume, price and time that you desire.  Additionally, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly-traded stock such as our common shares may not reflect its true value.  The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

Liquidity contingency funding is highly concentrated.

The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). Access to funding through the FHLB is a significant component of the Bank’s contingency funding needs. The ability to access funding from FHLB may be critical if a funding need arises. However, there can be no assurance that the FHLB will be able to provide funding when needed, nor can there be assurance that the FHLB will provide funds to the Bank if its financial condition deteriorates. The inability to access FHLB funding, through a restriction on credit or the failure of the FHLB, could have a materially adverse effect on the Bank’s liquidity management.

Unrealized losses in the Bank’s investment portfolio could affect liquidity.

As market interest rates increased during 2022, the unrealized losses on the Bank’s investment portfolio also increased. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income on the balance sheet and reduces book capital and therefore its tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.  The Bank’s access to liquidity sources could be affected by unrealized losses if investments must be sold at a loss, tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses, the FHLB or other sources reduce capacity, or bank regulators impose restrictions on the Bank such as a limit on interest rates it may pay on deposits or its ability to access brokered deposits.

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

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  In October 2019, FASB announced it would delay the effective date of CECL for smaller companies, such as Ohio Valley, until fiscal years beginning after December 15, 2022. The Bank has developed a CECL model and is evaluating model results in relation to the new ASU guidance. Upon adoption of the new standard on January 1, 2023, management expects to recognize a one-time cumulative–effect adjustment that will materially increase the allowance for credit losses. The Company will be electing the three-year phase in option of the day-one impact of this standard to regulatory capital.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns twelve financial service centers located in Gallipolis and Rio Grande (Gallia Co.), Jackson, Oak Hill, and Wellston (Jackson Co.), and Waverly (Pike Co.) in Ohio; and Point Pleasant and Mason (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia. The Bank leases five additional financial service centers located in Gallipolis (Gallia Co.), Athens (Athens Co.), and Ironton (Lawrence Co.) in Ohio; and Point Pleasant (Mason Co.) in West Virginia. The Bank also owns and operates thirty-seven ATMs, including twenty off-site ATMs.  Furthermore, the Bank owns four facilities in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.) in Ohio; and a facility in Point Pleasant (Mason Co.) in West Virginia, which are all leased to third parties.

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

Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” and “Note E – Leases” of the notes to the Company’s consoldiated financial statements for the fiscal year ended December 31, 2022, located in Ohio Valley’s 2022 Annual Report to Shareholders.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,153 shareholders as of February 28, 2023.

The payment of future cash dividends is at the discretion of our Board of Directors. The Company plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Regulation section in Item 1 above. For further information, see “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 located in Ohio Valley’s 2022 Annual Report to Shareholders.

ISSUER PURCHASES OF SECURITIES

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2022.

Ohio Valley did not purchase any of its common shares during the three months ended December 31, 2022.

ITEM 6 - [Reserved].

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2022 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2022 Annual Report to Shareholders.  The supplementary data located under the captions “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2022 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2022, in ensuring that the information required to be disclosed by Ohio Valley in the reports that Ohio Valley files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2022 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 17, 2023 (the “2023 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” and “Compensation of Executive Officers and Directors” of the 2023 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Compensation of Executive Officers and Directors” and “Proxy Item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2023 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2023 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2023 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2023 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2022 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
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

10.3(b)*
Schedule A to Exhibit 10.3(a) identifying other identical Third Amended and Restated Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.3(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2021 (File No. 000-20914).

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

10.5(b)*
Amendment to the The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement, dated November 17, 2022, between Thomas E. Wiseman and The Ohio Valley Bank Company: Filed herewith.

10.5(c)*
Schedule A to Exhibit 10.5(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.5(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2021 (File No. 000-20914).

10.5(d)*
Schedule A to Exhibit 10.5(b) identifying other identical Amendment to The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Filed herewith.

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

10.6(c)*	Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated November 17, 2022, between Thomas E. Wiseman and the Ohio Valley Bank Company: Filed herewith.

10.6(d)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016, between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (File No. 000-20914).

Exhibit Number	Exhibit Description

10.6(e)*
Schedule A to Exhibit 10.6(a) identifying other identical Executive Deferred Compensation Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.6(f)*
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

10.6(g)*
Schedule A to Exhibit Exhibit 10.6(c) identifying other identical Amendment to the Ohio Valley Bank Company Executive Deferred Compensation Agreement between The Ohio Valley Bank Company and named executive officers of Ohio Valley Banc Corp.: Filed herewith.

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

10.13*	Schedule A to Exhibit 10.12 identifying other identical Third Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.14 to Ohio Valley’s Quarterly Report on Form 10-Q for period ended September 30, 2015 (File No. 000-20914).

Exhibit Number	Exhibit Description

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

10.16*
2016 Determination of Director’s Fees Agreement for purposes of the Director Deferred Fee Agreements for Directors Thomas, Wiseman, Barnitz and Saunders:  Incorporated herein by reference to Exhibit 10.16 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2021 (File No. 000-20914).

10.17*
2016 Determination of Director’s Fees Agreement for purposes of the Director Retirement Agreement for Directors Thomas and Wiseman:  Incorporated herein by reference to Exhibit 10.17 to Ohio Valley’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 000-20914).

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

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2022:  Filed  herewith.  (Not  deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 23, 2023	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2023 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Larry E. Miller, II	President and Chief Executive Officer
Larry E. Miller, II	(principal executive officer) and Director

/s/Scott W. Shockey	Senior Vice President and Chief
Scott W. Shockey	Financial Officer (principal financial officer and principal accounting officer)

/s/Thomas E. Wiseman	Chairman of the Board
Thomas E. Wiseman

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Edward J. Robbins	Director
Edward J. Robbins

/s/K. Ryan Smith	Director
K. Ryan Smith

/s/Edward B. Roberts	Director
Edward B. Roberts