Form 10-Q
period 2023-03-31
OHIO VALLEY BANC CORP
filed 2023-05-15
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of common shares, without par value, of the registrant outstanding as of  May 15, 2023 was 4,776,520.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	March 31, 2023	December 31, 2022

ASSETS
Cash and noninterest-bearing deposits with banks	$15,506	$14,330
Interest-bearing deposits with banks	74,342	31,660
Total cash and cash equivalents	89,848	45,990

Certificates of deposit in financial institutions	735	1,862
Securities available for sale	179,753	184,074
Securities held to maturity, net of allowance for credit losses of $3 in 2023 and $0 in 2022; (estimated fair value: 2023 - $8,398; 2022 - $8,460)	9,001	9,226
Restricted investments in bank stocks	4,093	5,953

Total loans	906,313	885,049
Less: Allowance for credit losses	(7,607)	(5,269)
Net loans	898,706	879,780

Premises and equipment, net	20,488	20,436
Premises and equipment held for sale, net	588	593
Accrued interest receivable	3,225	3,112
Goodwill	7,319	7,319
Other intangible assets, net	23	29
Bank owned life insurance and annuity assets	39,834	39,627
Operating lease right-of-use asset, net	1,246	1,294
Deferred tax assets	6,160	6,266
Other assets	5,446	5,226
Total assets	$1,266,465	$1,210,787

LIABILITIES
Noninterest-bearing deposits	$339,594	$354,413
Interest-bearing deposits	741,601	673,242
Total deposits	1,081,195	1,027,655

Other borrowed funds	17,330	17,945
Subordinated debentures	8,500	8,500
Operating lease liability	1,246	1,294
Allowance for credit losses on off-balance sheet commitments	655	—
Other liabilities	19,994	20,365
Total liabilities	1,128,920	1,075,759

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2023 - 5,470,453 shares issued; 2022 - 5,465,707 shares issued)	5,470	5,465
Additional paid-in capital	51,842	51,722
Retained earnings	110,017	109,320
Accumulated other comprehensive income (loss)	(13,118)	(14,813)
Treasury stock, at cost (693,933 shares)	(16,666)	(16,666)
Total shareholders’ equity	137,545	135,028
Total liabilities and shareholders’ equity	$1,266,465	$1,210,787

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2023	2022

Interest and dividend income:
Loans, including fees	$12,276	$9,798
Securities
Taxable	958	695
Tax exempt	42	47
Dividends	90	58
Interest-bearing deposits with banks	426	54
Other Interest	2	5
	13,794	10,657

Interest expense:
Deposits	1,832	519
Other borrowed funds	102	106
Subordinated debentures	138	42
	2,072	667
Net interest income	11,722	9,990
Provision for (recovery of) credit losses	489	(1,126)
Net interest income after provision for (recovery of) credit losses	11,233	11,116

Noninterest income:
Service charges on deposit accounts	611	558
Trust fees	86	81
Income from bank owned life insurance and annuity assets	207	274
Mortgage banking income	47	235
Electronic refund check / deposit fees	540	540
Debit / credit card interchange income	1,173	1,135
Tax preparation fees	631	688
Other	472	209
	3,767	3,720
Noninterest expense:
Salaries and employee benefits	5,884	5,570
Occupancy	462	478
Furniture and equipment	298	266
Professional fees	433	489
Marketing expense	241	229
FDIC insurance	138	82
Data processing	720	672
Software	562	503
Foreclosed assets	2	1
Amortization of intangibles	7	10
Other	1,525	1,488
	10,272	9,788

Income before income taxes	4,728	5,048
Provision for income taxes	820	923

NET INCOME	$3,908	$4,125

Earnings per share	$0.82	$0.87

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2023	2022

Net Income	$3,908	$4,125

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	2,145	(10,692)
Related tax (expense) benefit	(450)	2,245
Total other comprehensive (loss), net of tax	1,695	(8,447)

Total comprehensive income (loss)	$5,603	$(4,322)

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2023	$5,465	$51,722	$109,320	$(14,813)	$(16,666)	$135,028
Cumulative change in adopting ASU 2016-13	—	—	(2,209)	—	—	(2,209)
Balance at January 1, 2023 (as adjusted for change in adopting ASU 2016-13)	5,465	51,722	107,111	(14,813)	(16,666)	132,819
Net income	—	—	3,908	—	—	3,908
Other comprehensive loss, net	—	—	—	1,695	—	1,695
Cash dividends, $0.21 per share	—	—	(1,002)	—	—	(1,002)
Common Stock issued to ESOP, 4,746 shares	5	120	—	—	—	125
Balance at March 31, 2023	$5,470	$51,842	$110,017	$(13,118)	$(16,666)	$137,545

Balance at January 1, 2022	$5,447	$51,165	$100,702	$708	$(16,666)	$141,356
Net income	—	—	4,125	—	—	4,125
Other comprehensive loss, net	—	—	—	(8,447)	—	(8,447)
Cash dividends, $0.21 per share	—	—	(998)	—	—	(998)
Common Stock issued to ESOP, 18,522 shares	18	557	—	—	—	575
Balance at March 31, 2022	$5,465	$51,722	$103,829	$(7,739)	$(16,666)	$136,611

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2023	2022

Net cash provided by operating activities:	$4,225	$2,570

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	6,582	6,586
Purchases of securities available for sale	—	(29,583)
Proceeds from calls and maturities of securities held to maturity	217	216
Purchase of securities held to maturity	—	(384)
Proceeds from maturities of certificates of deposit in financial institutions	1,122	200
Redemptions of restricted investments in bank stocks	1,860	—
Net change in loans	(21,641)	19,460
Purchases of premises and equipment	(430)	(202)
Net cash (used in) investing activities	(12,290)	(3,707)

Financing activities:
Change in deposits	53,540	14,510
Cash dividends	(1,002)	(998)
Repayment of Federal Home Loan Bank borrowings	(633)	(685)
Change in other short-term borrowings	18	—
Net cash provided by financing activities	51,923	12,827

Change in cash and cash equivalents	43,858	11,690
Cash and cash equivalents at beginning of period	45,990	152,034
Cash and cash equivalents at end of period	$89,848	$163,724

Supplemental disclosure:
Cash paid for interest	$1,178	$706

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company, Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company.  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages, and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. In February 2023, Ohio Valley announced that it was taking steps toward closing Race Day.  The decision to start this process was made due to low loan demand, issues retaining personnel, and lack of profitability. Ohio Valley plans to see current loan applications in progress to completion.  An exact date of closing is anticipated to be set once existing loan applications have been processed. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2023, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2023.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2022, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2022 have been reclassified to conform to the presentation for 2023.  These reclassifications had no effect on net income or shareholders’ equity.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: Effective January 1, 2023, the Company adopted ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): TDR’s and Vintage Disclosures. This new accounting guidance eliminated the previous accounting guidance for troubled debt restructurings (“TDRs”) and resulted in additional disclosure requirements related to gross charge offs by year of origination and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties.

Effective January 1, 2023, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) (“ASC 326”) as amended. The new accounting guidance replaces the “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net decrease to retained earnings of $2,209 as of January 1, 2023 for the cumulative effect of adopting ASC 326.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the transition adjustment of adopting ASC 326:

	January 1, 2023
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
ACL - HTM debt securities
Obligations of states and political subdivisions	$3	$—	$3

ACL - Loans
Residential real estate	2,026	681	1,345
Commercial real estate	2,200	2,038	162
Commercial and industrial	1,177	1,293	(116)
Consumer	2,028	1,257	771
Total ACL - Loans	$7,431	$5,269	$2,162

Deferred tax assets	$6,853	$6,266	$587

Liabilities:
ACL - Off-balance sheet commitments	$631	$—	$631

DEBT SECURITIES:  The Company classifies securities into held to maturity (“HTM”) and available for sale (“AFS”) categories. HTM securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities classified as AFS include securities that could be sold for liquidity, investment management or similar reasons even if there is not a present intention of such a sale. AFS securities are reported at fair value, with unrealized gains or losses included in other comprehensive income, net of tax.

Premium amortization is deducted from, and discount accretion is added to, interest income on securities using the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses are recognized upon the sale of specific identified securities on the completed trade date.

ALLOWANCE FOR CREDIT LOSSES (“ACL”) - AFS SECURITIES: For AFS debt securities in an unrealized position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair values has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $448 at March 31, 2023 and is excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. These security types have an explicit government guarantee, and therefore, no ACL is recorded for these securities. As a result, there was no ACL related to AFS debt securities at March 31, 2023.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into two major security types:  Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  At March 31, 2023, there was $3 in the ACL related to HTM debt securities, with no corresponding provision expense during the first quarter of 2023.

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an ACL. Interest income is reported on an accrual basis using the interest method and includes amortization of net deferred loan fees and costs over the loan term using the level yield method without anticipating prepayments.  The amount of the Company’s recorded investment is not materially different than the amount of unpaid principal balance for loans.

Interest income is discontinued and the loan moved to non-accrual status when full loan repayment is in doubt, typically when the loan  payments are past due 90 days or over unless the loan is well-secured or in process of collection. Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis method until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of March 31, 2023, there were $124 in loans held for sale by the Bank, as compared to no loans held for sale at December 31, 2022.

ACL – LOANS: The ACL for loans is a contra asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of  loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

Portfolio Segment	Measurement Method	Loss Driver

Residential real estate	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP

Commercial real estate:
Owner-occupied	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP
Nonowner-occupied	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP
Construction	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP

Commercial and industrial	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP

Consumer:
Automobile	Cumulative Undiscounted Expected Loss	National Unemployment
Home equity	Cumulative Undiscounted Expected Loss	National Unemployment
Other	Cumulative Undiscounted Expected Loss, Remaining Life Method	National Unemployment

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. In defining historical loss rates and the prepayment rates and curtailment rates used to determine the expected life of loans, the use of regional and national peer data was used. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the national unemployment rate and the national gross domestic product forecast for the first year. For periods beyond our reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a two-year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the volume and severity of past due loans, the value of underlying collateral for collateral dependent loans, the existence of and changes in concentrations and other external factors. Each factor is assigned a value to reflect improving, stable, or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower, or the extension of renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. We evaluate all loans that meet the following criteria:  1) when it is determined that foreclosure is probable; 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral; 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

At March 31, 2023, there was $7,607 in the ACL related to loans, with corresponding provision expense of $465 during the first quarter of 2023.

The Company’s loan portfolio segments have been identified as follows:  Commercial and Industrial, Commercial Real Estate, Residential Real Estate, and Consumer.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial and industrial: Portfolio segment consists of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises.  Commercial and industrial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations.  The Company’s risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary.  Generally, business assets used or produced in operations do not maintain their value upon foreclosure, which may require the Company to write down the value significantly to sell.

Commercial real estate: Portfolio segment consists of nonfarm, nonresidential loans secured by owner-occupied and nonowner-occupied commercial real estate as well as commercial construction loans.  An owner-occupied loan relates to a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans that are dependent on cash flows from operations can be adversely affected by current market conditions for their product or service. A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property.  Nonowner-occupied loans that are dependent upon rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged.  Commercial construction loans consist of borrowings to purchase and develop raw land into 1-4 family residential properties.  Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements.  Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value that may be absorbed by the Company. At March 31, 2023, there was $655 in the ACL related to off-balance sheet credit exposures, with corresponding provision expenses of $24 during the first quarter of 2023.

Residential real estate:  Portfolio segment consists of loans to individuals for the purchase of 1-4 family primary residences with repayment primarily through wage or other income sources of the individual borrower.  The Company’s loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

Consumer:  Portfolio segment consists of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured.  These loans typically have maturities of six years or less with repayment dependent on individual wages and income.  The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary.  The Company has allocated the highest percentage of its allowance for loan losses as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances associated with such portfolios.

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,773,461 and 4,761,072 for the three months ended March 31, 2023 and 2022, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Individually Evaluated Collateral Dependent Loans:  The fair value of individually evaluated collateral dependent loans is generally based on the fair value of collateral, less costs to sell. When carried at fair value, individually evaluated collateral dependent loans generally receive specific allocations of the ACL. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. In some instances, fair value adjustments can be made based on a quoted price from an observable input, such as a purchase agreement. Such adjustments would be classified as a Level 2 classification. Individually evaluated collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for both collateral-dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with management’s own assumptions of fair value based on factors that include recent market data or industry-wide statistics.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$55,468	$—	$—
U.S. Government sponsored entity securities	—	5,940	—
Agency mortgage-backed securities, residential	—	118,345	—
Interest rate swap derivatives	—	1,118	—

Liabilities:
Interest rate swap derivatives	—	(1,118)	—

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$54,792	$—	$—
U.S. Government sponsored entity securities	—	7,983	—
Agency mortgage-backed securities, residential	—	121,299	—
Interest rate swap derivatives	—	1,340	—

Liabilities:
Interest rate swap derivatives	—	(1,340)	—

There were no transfers between Level 1 and Level 2 during 2023 or 2022.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022.

There was no other real estate owned that was measured at fair value less costs to sell at March 31, 2023 and December 31, 2022. Furthermore, there were no corresponding write downs during the three months ended March 31, 2023 and 2022.

There was no quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2023 and December 31, 2022 are as follows:

	Carrying	Fair Value Measurements at March 31, 2023 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$89,848	$89,848	$—	$—	$89,848
Certificates of deposit in financial institutions	735	—	735	—	735
Securities available for sale	179,753	55,468	124,285	—	179,753
Securities held to maturity	9,001	—	5,074	3,324	8,398
Loans, net	898,706	—	—	868,593	868,593
Interest rate swap derivatives	1,118	—	1,118	—	1,118
Accrued interest receivable	3,225	—	520	2,705	3,225

Financial liabilities:
Deposits	1,081,195	829,598	250,075	—	1,079,673
Other borrowed funds	17,330	—	15,736	—	15,736
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,118	—	1,118	—	1,118
Accrued interest payable	1,326	—	1,326	—	1,326

	Carrying	Fair Value Measurements at December 31, 2022 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$45,990	$45,990	$—	$—	$45,990
Certificates of deposit in financial institutions	1,862	—	1,862	—	1,862
Securities available for sale	184,074	54,792	129,282	—	184,074
Securities held to maturity	9,226	—	4,987	3,473	8,460
Loans, net	879,780	—	—	846,870	846,870
Interest rate swap derivatives	1,340	—	1,340	—	1,340
Accrued interest receivable	3,112	—	485	2,627	3,112

Financial liabilities:
Deposits	1,027,655	875,736	149,974	—	1,025,710
Other borrowed funds	17,945	—	16,364	—	16,364
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,340	—	1,340	—	1,340
Accrued interest payable	432	1	431	—	432

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses, and allowance for credit losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
U.S. Government securities	$57,836	$5	$(2,373)	$55,468
U.S. Government sponsored entity securities	6,680	—	(740)	5,940
Agency mortgage-backed securities, residential	131,843	—	(13,498)	118,345
Total securities	$196,359	$5	$(16,611)	$179,753

December 31, 2022
U.S. Government securities	$57,698	$—	$(2,906)	$54,792
U.S. Government sponsored entity securities	8,845	—	(862)	7,983
Agency mortgage-backed securities, residential	136,282	—	(14,983)	121,299
Total securities	$202,825	$—	$(18,751)	$184,074

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2023
Obligations of states and political subdivisions	$9,003	$29	$(635)	$8,397	$(3)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$9,004	$29	$(635)	$8,398	$(3)

December 31, 2022
Obligations of states and political subdivisions	$9,225	$32	$(798)	$8,459
Agency mortgage-backed securities, residential	1	—	—	1
Total securities	$9,226	$32	$(798)	$8,460

The amortized cost and estimated fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$10,113	$9,987	$585	$585
Due in over one to five years	54,403	51,421	3,899	3,706
Due in over five to ten years	—	—	2,249	2,075
Due after ten years	—	—	2,270	2,031
Agency mortgage-backed securities, residential	131,843	118,345	1	1
Total debt securities	$196,359	$179,753	$9,004	$8,398

There were no sales of securities during the three months ended March 31, 2023 and 2022.

Debt securities with a carrying value of approximately $134,382 at March 31, 2023 and $126,318 at December 31, 2022, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2023	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$20,057	$(257)	$28,420	$(2,116)	$48,477	$(2,373)
U.S. Government sponsored entity securities	—	—	5,940	(740)	5,940	(740)
Agency mortgage-backed
securities, residential	9,941	(490)	108,405	(13,008)	118,346	(13,498)
Total available for sale	$29,998	$(747)	$142,765	$(15,864)	$172,763	$(16,611)

December 31, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$36,460	$(977)	$18,332	$(1,929)	$54,792	$(2,906)
U.S. Government sponsored entity securities	2,786	(60)	5,197	(802)	7,983	(862)
Agency mortgage-backed securities, residential	71,510	(7,178)	49,789	(7,805)	121,299	(14,983)
Total available for sale	$110,756	$(8,215)	$73,318	$(10,536)	$184,074	$(18,751)

Management evaluates available for sale debt securities in unrealized positions to determine whether impairment is due to credit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2023, the Company had 99 available for sale debt securities in an unrealized position without an allowance for credit losses, of which 15 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 81 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at March 31, 2023.

The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

Held to Maturity Debt Securities	Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$—
Impact of adopting ASC 326	3
Credit loss expense	—
Allowance for credit losses ending balance	$3

The Company’s held to maturity securities primarily consist of obligations of states and political subdivisions. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At March 31, 2023, there were no past due principal and interest payments related to held to maturity securities. The Company identified a cumulative loss rate of .03% using historical loss data provided by S&P and Moody’s bond rating service. This resulted in a $3 credit loss reserve for held to maturity debt securities upon adoption of ASC 326 on January 1, 2023, with no provision expense during the three months ended March 31, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:
	March 31, 2023	December 31, 2022

Residential real estate	$291,048	$297,036
Commercial real estate:
Owner-occupied	70,636	72,719
Nonowner-occupied	185,272	182,831
Construction	37,437	33,205
Commercial and industrial	157,748	151,232
Consumer:
Automobile	58,718	54,837
Home equity	28,522	27,791
Other	76,932	65,398
	906,313	885,049
Less: Allowance for credit losses	(7,607)	(5,269)

Loans, net	$898,706	$879,780

At March 31, 2023 and December 31, 2022, net deferred loan origination costs were $812 and $663, respectively. At March 31, 2023 and December 31, 2022, net unamortized loan purchase premiums were $985 and $1,142, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2023 and December 31, 2022:

March 31,2023	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$53	$—	$1,415	$1,415
Commercial real estate:
Owner-occupied	—	810	91	901
Nonowner-occupied	—	—	69	69
Construction	—	—	74	74
Commercial and industrial	—	—	149	149
Consumer:
Automobile	14	—	103	103
Home equity	—	—	150	150
Other	488	—	94	94
Total	$555	$810	$2,145	$2,955

December 31, 2022	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$100	$1,708
Commercial real estate:
Owner-occupied	—	938
Nonowner-occupied	—	70
Construction	—	75
Commercial and industrial	—	150
Consumer:
Automobile	27	82
Home equity	—	151
Other	411	59
Total	$538	$3,233

The Company recognized $20 of interest income in nonaccrual loans during the three months ended March 31, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2023 and December 31, 2022:

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,265	$486	$499	$2,250	$288,798	$291,048
Commercial real estate:
Owner-occupied	90	—	888	978	69,658	70,636
Nonowner-occupied	270	14	69	353	184,919	185,272
Construction	5	8	62	75	37,362	37,437
Commercial and industrial	759	—	149	908	156,840	157,748
Consumer:
Automobile	640	137	89	866	57,852	58,718
Home equity	76	—	150	226	28,296	28,522
Other	313	107	556	976	75,956	76,932
Total	$3,418	$752	$2,462	$6,632	$899,681	$906,313

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,799	$701	$497	$2,997	$294,039	$297,036
Commercial real estate:
Owner-occupied	97	—	938	1,035	71,684	72,719
Nonowner-occupied	626	5	—	631	182,200	182,831
Construction	40	45	17	102	33,103	33,205
Commercial and industrial	21	—	150	171	151,061	151,232
Consumer:
Automobile	804	240	97	1,141	53,696	54,837
Home equity	204	—	151	355	27,436	27,791
Other	875	113	452	1,440	63,958	65,398
Total	$4,466	$1,104	$2,302	$7,872	$877,177	$885,049

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

As of March 31, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate - Owner-occupied
Risk Rating
Pass	$—	$6,914	$26,333	$6,192	$6,637	$19,262	$1,194	$66,532
Special Mention	—	—	281	—	—	821	198	1,300
Substandard	—	—	—	—	496	2,008	300	2,804
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$6,914	$26,614	$6,192	$7,133	$22,091	$1,692	$70,636

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate - Nonowner-occupied
Risk Rating
Pass	$4,078	$30,405	$36,372	$26,641	$15,831	$65,173	$1,465	$179,965
Special Mention	—	116	—	3,301	—	1,890	—	5,307
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4,078	$30,521	$36,372	$29,942	$15,831	$67,063	$1,465	$185,272

Current Period gross charge-offs	$—	$—	$132	$—	$—	$—	$—	$132

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate - Construction
Risk Rating
Pass	$1,818	$25,344	$5,541	$427	$477	$3,701	$67	$37,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	62	—	62
Doubtful	—	—	—	—	—	—	—	—
Total	$1,818	$25,344	$5,541	$427	$477	$3,763	$67	$37,437

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$2,005	$32,416	$27,566	$34,496	$639	$29,782	$27,386	$154,290
Special Mention	—	125	693	341	—	54	391	1,604
Substandard	—	—	—	1,531	—	323	—	1,854
Doubtful	—	—	—	—	—	—	—	—
Total	$2,005	$32,541	$28,259	$36,368	$639	$30,159	$27,777	$157,748

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$29	$29

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
December 31, 2022	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$68,236	$3,545	$938	$72,719
Nonowner-occupied	177,479	5,352	—	182,831
Construction	33,143	—	62	33,205
Commercial and industrial	147,627	1,879	1,726	151,232
Total	$426,485	$10,776	$2,726	$439,987

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2023 and  December 31,2022:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$10,669	$39,985	$54,928	$48,103	$23,860	$103,894	$8,141	$289,580
Nonperforming	—	72	115	8	128	1,145	—	1,468
Total	$10,669	$40,057	$55,043	$48,111	$23,988	$105,039	$8,141	$291,048

Current Period gross charge-offs	$—	$—	$1	$—	$—	$46	$—	$47

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Automobile:
Payment Performance
Performing	$8,824	$29,154	$10,808	$5,315	$2,353	$2,147	$—	$58,601
Nonperforming	—	30	54	2	21	10	—	117
Total	$8,824	$29,184	$10,862	$5,317	$2,374	$2,157	$—	$58,718

Current Period gross charge-offs	$—	$10	$58	$—	$11	$3	$—	$82

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Home Equity:
Payment Performance
Performing	$—	$—	$—	$40	$—	$—	$28,332	$28,372
Nonperforming	—	—	—	—	—	—	150	150
Total	$—	$—	$—	$40	$—	$—	$28,482	$28,522

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Other:
Payment Performance
Performing	$5,910	$32,497	$14,676	$6,660	$2,172	$1,653	$12,782	$76,350
Nonperforming	—	363	98	78	10	33	—	582
Total	$5,910	$32,860	$14,774	$6,738	$2,182	$1,686	$12,782	$76,932

Current Period gross charge-offs	$61	$31	$26	$8	$—	$1	$39	$166

	Consumer
December 31, 2022	Automobile	Home Equity	Other	Residential Real Estate	Total
Performing	$54,728	$27,640	$64,928	$295,228	$442,524
Nonperforming	109	151	470	1,808	2,538
Total	$54,837	$27,791	$65,398	$297,036	$445,062

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.61% of total loans were unsecured at March 31, 2023, up from 4.52% at December 31, 2022.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Modifications to Borrowers Experiencing Financial Difficulty:
Occasionally, the Company modifies loans to borrowers experiencing financial difficulty.  These modifications may include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a reduction in the contractual principal and interest payments of the loan; or short-term interest-only payment terms. All modifications to borrowers experiencing financial difficulty are considered to be impaired.

During the three months ended March 31, 2023, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022:

March 31, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$681	$2,038	$1,293	$1,257	$5,269
Impact of adopting ASC 326	1,345	162	(116)	771	2,162
Provision for credit losses	39	225	21	180	465
Loans charged-off	(47)	(132)	(29)	(248)	(456)
Recoveries	13	13	8	133	167
Total ending allowance balance	$2,031	$2,306	$1,177	$2,093	$7,607

March 31, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$980	$2,548	$1,571	$1,384	$6,483
Provision for credit losses	(279)	(575)	(190)	(82)	(1,126)
Loans charged-off	(3)	(1)	—	(330)	(334)
Recoveries	16	19	8	202	245
Total ending allowance balance	$714	$1,991	$1,389	$1,174	$5,268

The following table presents the balance in the allowance for credit losses and the recorded investment of loans by portfolio segment and based on impairment method as of December 31, 2022:

December 31, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	681	2,038	1,293	1,257	5,269
Total ending allowance balance	$681	$2,038	$1,293	$1,257	$5,269

Loans:
Loans individually evaluated for impairment	$—	$1,986	$—	$28	$2,014
Loans collectively evaluated for impairment	297,036	286,769	151,232	147,998	883,035
Total ending loans balance	$297,036	$288,755	$151,232	$148,026	$885,049

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of March 31, 2023:

	Collateral Type
March 31, 2023	Real Esttate	Business Assets	Total
Commercial real estate:
Owner-occupied	$450	$360	$810
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$477	$360	$837

The following tables present information related to loans individually evaluated for impairment by class of loans as of  December 31, 2022:

December 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:	$—	$—	$—
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,692	1,607	—
Nonowner-occupied	379	379	—
Consumer:
Home equity	28	28	—
Total	$2,099	$2,014	$—

The following tables present information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2022:

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

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). The Company had no other real estate owned for residential real estate properties at March 31, 2023 and December 31, 2022. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $455 and $370 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2023, the contract amounts of these instruments totaled approximately $103,786, compared to $103,413 at December 31, 2022.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At March 31, 2023, the estimated ACL related to off-balance sheet commitments was $655, which included $24 in provision expense during the first quarter of 2023. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2023 and December 31, 2022 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2023	$14,936	$2,394	$17,330
December 31, 2022	$15,569	$2,376	$17,945

Pursuant to collateral agreements with the FHLB, advances are secured by $284,657 in qualifying mortgage loans, $31,519 in commercial loans and $1,953 in FHLB stock at March 31, 2023.  Fixed-rate FHLB advances of $14,936 mature through 2042 and have interest rates ranging from 1.53% to 2.97% and a year-to-date weighted average cost of 2.38% at March 31, 2023 and 2.39% at December 31, 2022.  There were no variable-rate FHLB borrowings at March 31, 2023.

At March 31, 2023, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described in the next paragraph.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at March 31, 2023.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $188,384 at March 31, 2023.  Of this maximum borrowing capacity, the Company had $101,748 available to use as additional borrowings, of which $100,000 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of November 18, 2023, and have fixed rates ranging from 1.25% to 4.75% and a year-to-date weighted average cost of 2.30% at March 31, 2023, as compared to 1.35% at December 31, 2022.  At March 31, 2023 there were six promissory notes payable by Ohio Valley to related parties totaling $2,394.  There were no promissory notes payable to other banks at March 31, 2023 and December 31, 2022, respectively.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $71,700 at March 31, 2023 and $75,140 at December 31, 2022.

Scheduled principal payments as of March 31, 2023:

	FHLB Borrowings	Promissory Notes	Totals

2023	$1,353	$500	$1,853
2024	1,693	1,894	3,587
2025	1,560	—	1,560
2026	1,434	—	1,434
2027	1,397	—	1,397
Thereafter	7,499	—	7,499
	$14,936	$2,394	$17,330

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

Total revenues from the banking segment, which accounted for the majority of the Company’s total revenues, totaled 92.5% and 90.5% of total consolidated revenues for the quarters end March 31, 2023 and 2022, respectively.

The accounting policies used for the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.  All goodwill is in the banking segment.

Information for the Company’s reportable segments is as follows:

	Three months ended March 31, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$11,184	$538	$11,722
Provision for (recovery of) credit losses	584	(95)	489
Noninterest income	3,000	767	3,767
Noninterest expense	9,596	676	10,272
Provision for income taxes	668	152	820
Net income	3,336	572	3,908
Assets	1,252,673	13,792	1,266,465

	Three months ended March 31, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$9,468	$522	$9,990
Provision for (recovery of) credit losses	(1,100)	(26)	(1,126)
Noninterest income	2,891	829	3,720
Noninterest expense	9,094	694	9,788
Provision for income taxes	780	143	923
Net income	3,585	540	4,125
Assets	1,245,025	13,151	1,258,176

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 1 month to 18 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of March 31, 2023	As of December 31, 2022
Operating leases:
Operating lease right-of-use assets	$1,246	$1,294
Operating lease liabilities	1,246	1,294

The components of lease cost were as follows:

	Three months ended March 31,
	2023	2022
Operating lease cost	$51	$42
Short-term lease expense	—	10

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2023 are as follows:

Operating Leases
2023 (remaining)	$121
2024	154
2025	154
2026	140
2027	129
Thereafter	873
Total lease payments	1,571
Less: Imputed Interest	(325)
Total operating leases	$1,246

Other information was as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted-average remaining lease term for operating leases	11.9 years	12.1 years
Weighted-average discount rate for operating leases	2.71%	2.70%

NOTE 9 – RISKS AND UNCERTAINTIES

Over the past few months, certain banks were placed into receivership by the FDIC and one bank began to voluntarily dissolve.  While the U.S. government intervened to cover depositors, even those with balances exceeding FDIC insurance coverage, there can be no guarantee that the same coverage will be applied if there are future bank failures.  Management believes that the conditions impacting these banks do not present a significant risk to the Company, and the Company has not been directly impacted by the bank failures.  Present economic conditions have caused disruption to the banking system and any additional implications are uncertain.  The Company believes that it has sufficient liquid assets and borrowing sources should there be a liquidity need.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Forward Looking Statements
Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of COVID-19 and recovery therefrom on our business, operations, customers and capital position; unexpected changes in interest rates or disruptions in the mortgage market; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; fluctuations in interest rates; the level of defaults and prepayment on loans made by Ohio Valley Banc Corp. (“Ohio Valley”) and its direct and indirect subsidiaries (collectively, the “Company”); unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

BUSINESS OVERVIEW: The following discussion on consolidated financial statements include the accounts of Ohio Valley and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“the Captive”).  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provides online consumer mortgages (“Race Day”), and Ohio Valley REO, LLC, an Ohio limited liability company. In February 2023, Ohio Valley announced that it was taking steps toward closing Race Day. The decision to start this process was made due to low loan demand, issues retaining personnel, and lack of profitability.  Ohio Valley plans to see current loan applications in progress to completion.  An exact date of closing is anticipated to be set once existing loan applications have been processed.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.”

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

IMPACT OF ADOPTING NEW ACCOUNTING GUIDANCE: Effective January 1, 2023, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) (“ASC 326”) as amended. The new accounting guidance replaces the “incurred loss” model with an “expected loss” model, which is referred to as the current expected credit loss (“CECL”) model. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). Upon adoption of ASC 326, the Company increased the allowance for credit losses by $2,162. In addition, a reserve for unfunded commitments and held to maturity securities was established totaling $631 and $3, respectively. The Company recorded a net charge to retained earnings of $2,209 as of January 1, 2023 for the cumulative effect of adopting ASC 326. The adoption of ASC 326 did not have an effect to net earnings on January 1, 2023.

FINANCIAL RESULTS OVERVIEW: Net income totaled $3,908 during the first quarter of 2023, a decrease of $217 from the same period of 2022. Earnings per share for the first quarter of 2023 finished at $.82 per share, compared to $.87 per share during the first quarter of 2022.  Quarterly earnings decreased largely from increases in provision for credit loss expense and noninterest expense being partially offset by increases in both net interest and noninterest income. The impact of lower net earnings during the first quarter of 2023 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which decreased to 1.28% for the three months ended March 31, 2023, compared to 1.34% for the three months ended March 31, 2022.  Conversely, the Company’s net income to average equity ratio, or return on equity, increased to 11.85% for the three months ended March 31, 2023, compared to 11.78% for the three months ended March 31, 2022. While current year net earnings were down, the Company recorded a $2,209 charge to retained earnings for the cumulative effect of adopting ASC 326 on January 1, 2023. This impact of adopting new accounting guidance reduced capital but had no corresponding impact to net earnings, which contributed to the increase in average return on equity during 2023 over 2022.

During the three months ended March 31, 2023, net interest income increased $1,732, or 17.3%, over the same period in 2022. Growth in net interest income was impacted by an increase in the net interest margin, which completely offset the effects of lower average earning assets. The Federal Reserve’s actions of increasing market interest rates during 2022 and 2023 have had a significant impact in growing the net interest margin, which finished at 4.21% for the quarter ended March 31, 2023 compared to 3.51% at the end of the same period in 2022. The net interest margin has responded positively due to the yield on earning assets increasing more than the cost of interest-bearing liabilities. Average assets during the first quarter of 2023 decreased $25,531 compared to the first quarter of 2022. While average assets were down 2.2%, the Company benefited from having higher relative balances maintained in loans, as opposed to the Federal Reserve, which generally yields less than loans. During the first quarter of 2023, average loans increased $78,563, while average balances with the Federal Reserve decreased $92,224, compared to the same period in 2022.

The Company’s provision for credit loss during the first quarter of 2023 increased $1,615, largely due to a $1,126 negative provision for credit loss recorded during the three months ended March 31, 2022. This negative provision expense from the first quarter of 2022 was related to lower criticized and classified loans and the partial release of the COVID reserve for the pandemic environment.

During the three months ended March 31, 2023, noninterest income increased $47, or 1.3%, over the same period in 2022. This increase was largely from $231 in commissions earned by Race Day during 2023 for mortgage application referrals. This was partially offset by a decrease of $188 in mortgage banking income from loan sales to the secondary market, which have been negatively impacted by elevated mortgage rates.

During the three months ended March 31, 2023, noninterest expense increased $484, or 4.9%, over the same period in 2022. The increase was primarily related to salaries and employee benefit costs impacted by higher annual merit expenses. The Company also experienced increases in software expense, FDIC insurance premiums, and data processing costs, partially offset by a decrease in professional fees.

The Company’s provision for income taxes decreased $103 during the three months ended March 31, 2023, compared to the same period in 2022.  This was largely due to the changes in taxable income affected by the factors mentioned above.

At March 31, 2023, total assets were $1,266,465, an increase of $55,678 from year-end 2022.  Higher assets were primarily impacted by increases in cash and cash equivalents and loans, which were collectively up $65,122, or 7.0%, from year-end 2022. Growth in cash and cash equivalents came primarily from higher balances held at the Federal Reserve as a result of the growth in deposits exceeding the growth in loans. Growth in total loans came from increases in the consumer loan segment (+10.9%), commercial and industrial loan segment (+4.3%), commercial real estate loan segment (+1.6%), partially offset by a decrease in the residential real estate loan segment (-2.0%).

At March 31, 2023, total liabilities were $1,128,920, up $53,161 from year-end 2022. Contributing most to this increase were higher deposit balances, which increased $53,540 from year-end 2022.  The increase was impacted mostly from higher time deposits, partially offset by lower savings, money market, and noninterest-bearing demand deposits.

At March 31, 2023, total shareholders' equity was $137,545, up $2,517 from December 31, 2022. This increase came from quarterly net income, a decrease in net unrealized losses on available for sale securities, partially offset by quarterly cash dividends paid. The increase in shareholders’ equity was further limited by the adoption of new accounting guidance for measuring credit losses, which required a $2,209 charge to retained earnings. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2023 and December 31, 2022

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2023 compared to December 31, 2022.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2023, cash and cash equivalents were $89,848, an increase of $43,858, or 95.4%, from December 31, 2022. The increase in cash and cash equivalents came mostly from higher interest-bearing deposits on hand with correspondent banks.  Over 81% of cash and cash equivalents consisted of the Company’s interest-bearing Federal Reserve Bank clearing account, which increased $42,753, or 138.8%, from year-end 2022. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first quarter of 2023, the Company experienced increases in funds from Bank deposits, primarily time deposits, which were maintained in the Federal Reserve account. A portion of these clearing account funds were used to reinvest in higher-yielding loans, and to also help cover deposit runoff in noninterest-bearing demand and other interest-bearing deposit balances. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee. During the first three months of 2023, the rate associated with the Company’s Federal Reserve Bank clearing account increased 50 basis points due to continued rising inflationary concerns, resulting in a target federal funds rate range of 4.75% to 5.00%. The interest-bearing deposit balances in the Federal Reserve Bank account are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Certificates of Deposit

At March 31, 2023, the Company had $735 in certificates of deposit owned by the Captive, down from $1,127 at year-end 2022.  The deposits on hand at March 31, 2023 consist of three certificates with remaining maturity terms of less than six months.

Securities

The balance of total securities decreased $4,546, or 2.4%, compared to year-end 2022.  The decrease came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which were down $2,954, or 2.4%, from year-end 2022. The Company’s investment securities portfolio is made up mostly of Agency mortgage-backed securities, which represented 62.7% of total investments at March 31, 2023.  During the first quarter of 2023, the Company received proceeds from principal repayments of $4,416.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also experienced $2,000 in maturities from its Agency security portfolio, which further decreased investments from year-end 2022.

Partially offsetting these decreasing factors were changes in net unrealized losses associated with available for sale securities. During 2023, long-term reinvestment rates decreased, which led to a $2,145 increase in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was reduced causing the fair value to increase. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances increased to $906,313 at March 31, 2023, representing an increase of $21,264, or 2.4%, as compared to $885,049 at December 31, 2022.  The increase in loans came primarily from the consumer and commercial loan portfolios, partially offset by a decrease in the residential real estate portfolio from year-end 2022.

The Company’s total consumer loan balances from year-end 2022 increased $16,146, or 10.9%. This change was impacted by an $11,534, or 17.6%, increase in other consumer loans. Growth in other consumer loans came largely from the purchase of a pool of unsecured loans in January 2023 that had a carrying amount of $14,218 at March 31, 2023.  Growth in consumer loans also came from a $3,881, or 7.1%, increase in automobile loans, and a $731, or 2.6%, increase in home equity lines of credit.

Further increases in loans came from the Company’s commercial loan portfolio, which increased $11,106, or 2.5%, from year-end 2022. Contributing most to this increase were higher loan balances within the commercial and industrial portfolio, up $6,516, or 4.3%, from year-end 2022. The growth was impacted by an increase in larger loan originations during the year. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail, and wholesale merchants. Collateral securing these loans includes equipment, inventory, and stock.

Commercial loans were also positively impacted by an increase in the commercial real estate portfolio, which increased $4,590, or 1.6%, from year-end 2022.  The commercial real estate segment comprised the largest portion of the Company’s total loan portfolio at March 31, 2023 at 32.4%. The increase came from the nonowner-occupied and construction loan segments, which offset the decrease in owner-occupied loans from year-end 2022.

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

The Company’s residential real estate loan portfolio decreased $5,988, or 2.0%, from year-end 2022.  Residential real estate loans represent the second largest segment of the Company’s total loan portfolio at 32.1% and consists primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The decrease in residential real estate loans was largely related to the principal repayments and payoffs in both long-term fixed-rate and short-term adjustable-rate mortgages. A decrease in refinancing volume and an increase in long-term reinvestment rates have led to a slower demand for mortgage loans during 2023.

Allowance for Credit Losses

The Company maintains an allowance for credit losses (“ACL”) that represents management’s best estimate of the appropriate level of losses and risks inherent in our applicable financial assets under the current expected credit loss (“CECL”) model. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. The determination of the ACL involves a high degree of judgement and subjectivity. Please refer to Note 1 of the notes to the financial statements for discussion regarding our ACL methodologies for securities and loans.

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. Upon adoption of ASC 326 on January 1, 2023, and as of March 31, 2023, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis were due to non-credit related factors. Furthermore, the security types for all AFS debt securities contained explicit government guarantees. Therefore, no ACL was recorded, and no provision expense was recognized during the three months ended March 31, 2023.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. Upon adoption of ASC 326 on January 1, 2023, a $3 ACL was recognized based on a .03% cumulative default rate taken from the S&P and Moody’s bond rating index. At March 31, 2023, the ACL for HTM debt securities remained unchanged at $3, resulting in no provision expense during the three months ended March 31, 2023.

For loans, the Company’s ACL is management’s estimate of expected lifetime credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions, and forecasts of future economic conditions. The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors within two main components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. The second component involves individually analyzed loans that do no share similar risk characteristics with loans that are pooled into portfolio segments. The ACL for loans with similar risk characteristics are collectively evaluated for expected credit losses based on certain quantitative information that include historical loss rates, prepayment rates, and curtailment rates. Expected credit losses on loans with similar characteristics are also determined by certain qualitative factors that include national unemployment rates, national gross domestic product forecasts, changes in lending policy, quality of loan review, and delinquency status. The ACL for loans that do not share similar risk characteristics are individually evaluated for expected credit losses primarily based on foreclosure status and whether a loan is collateral-dependent. Expected credit losses on individually evaluated loans are then determined using the present value of expected future cash flows based upon the loan’s original effective interest rate, at the loan’s observable market price, or if the loan was collateral dependent, at the fair value of the collateral.

As of March 31, 2023, the ACL for loans totaled $7,607, or 0.84%, of total loans. As of December 31, 2022, the ACL for loans totaled $5,269, or 0.60%, of total loans. The increase in the ACL of $2,338, or 44.4%, was primarily due to the $2,162 impact of adopting ASC 326 on January 1, 2023, affected mostly by the residential real estate and consumer loan portfolio segments. Upon transition to the CECL model, the Company’s ACL increased another $176 to finish with $7,607 in reserves, all from loans collectively evaluated. This increase was mostly impacted by a $22,441 increase in collectively evaluated loan balances during the first quarter of 2023, primarily from consumer loans.

The Company experienced lower delinquency levels from year-end 2022, which resulted in lower provision expense. Nonperforming loans to total loans decreased to 0.39% at March 31, 2023, compared to 0.43% at December 31, 2022, and nonperforming assets to total assets decreased to 0.28% at March 31, 2023, compared to 0.31% at December 31, 2022.

During the first quarter of 2023, the Company individually evaluated several loans with a single borrower relationship for expected credit loss. The fair value of the loans’ collateral was measured to the loans’ recorded investment  and no expected losses were identified as part of that review. As a result, there were no specific reserves recorded during the three months ended March 31, 2023.

Management believes that the allowance for loan losses at March 31, 2023 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the allowance for credit losses as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Total deposits at March 31, 2023 increased $53,540, or 5.2%, from year-end 2022. This change in deposits came primarily from interest-bearing deposit balances, which were up by $68,359, or 10.2%, from year-end 2022, while noninterest-bearing deposits decreased $14,819, or 4.2%, from year-end 2022.
The increase in interest-bearing deposits came primarily from time deposit balances, which increased $99,678, or 65.6%, from year-end 2022. The increase came from brokered CD issuances, which were up collectively by $58,707, primarily to manage the Company’s tightened liquidity position during the first quarter of 2023. Further increases came from retail time deposits, which increased $40,971 from year-end 2022. As market rates increased during 2022, deposit rates began adjusting upward during the second half of 2022 and into 2023. This contributed to higher rate offerings on CD products, influencing a consumer shift away from lower-cost savings and money market products and into more higher-cost time deposit products.
Also impacting deposit balance growth were higher interest-bearing NOW account balances from year-end 2022, which increased $4,055, or 1.9%. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.

Partially offsetting the increases in time deposit and NOW accounts were decreases in other interest-bearing balances that include money market deposits (down $27,626) and savings deposits (down $7,748).  Elevated deposit rates on CD products and deposit rate competition were contributing factors to the deposit decreases.
The decrease in noninterest-bearing demand deposits came primarily from the Company’s business and incentive-based checking account balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2023, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $17,330 at March 31, 2023, a decrease of $615, or 3.4%, from year-end 2022. The decrease was related to the ongoing monthly principal repayments of FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at March 31, 2023 increased $2,517, or 1.9%, to finish at $137,545, as compared to $135,028 at December 31, 2022. This was primarily from quarterly net income and an increase in the fair value of available for sale securities, partially offset by cash dividends paid and a transition adjustment related to the adoption of ASC 326. The after-tax change in fair value totaled $1,695 from year-end 2022, as long-term market rates decreased during the first three months of 2023, causing an increase in the fair value of the Company’s available for sale investment portfolio. The after-tax impact from the adoption of ASC totaled $2,209 and was applied against retained earnings effective January 1, 2023.
Comparison of Results of Operations
For the Three Months Ended
March 31, 2023 and 2022

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2023, compared to the same period in 2022. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended March 31, 2023, net interest income increased $1,732, or 17.3%, compared to the same period in 2022. The improvement came from higher earning asset yields completely offsetting higher average costs paid on deposits, combined with a composition shift into higher-yielding loans.

Total interest and fee income recognized on the Company’s earning assets increased $3,137, or 29.4%, during the first quarter of 2023, compared to the same period in 2022. The earnings growth was impacted by interest on loans, which increased $2,478, or 25.3%. This improvement was largely related to average loan yield increases impacted by the aggressive actions taken by the Federal Reserve to increase rates during 2022 and 2023. Since the end of March 2022, the Federal Reserve has increased rates by another 450 basis points, which contributed to the repricing of a portion of the Company’s loan portfolio. As a result, the average interest rate yield on loans increased 71 basis points to 5.62% during the first quarter of 2023, compared to 4.91% during the first quarter of 2022. Average loans increased $78,563 during the first quarter of 2023, compared to the first quarter of 2022. The quarter-to-date increase was largely impacted by growth in average commercial and consumer loans.

Total interest income from interest-bearing deposits with banks increased $372 during the first quarter of 2023, compared to the same period in 2022. The increase was largely from the rate increases associated with the Company’s interest-bearing Federal Reserve Bank clearing account. As previously mentioned, the Federal Reserve took action during 2022 to increase short-term rates due to rising inflationary concerns. Since the end of March 2022, the target federal funds rate has increased by another 450 basis points. This had a corresponding effect to the interest rate tied to the Federal Reserve clearing account, which also increased by 450 basis points during that time. The impact from higher rates was partially offset by lower average Federal Reserve Bank balances, which decreased $92,224 during the first quarter of 2023, compared to the same period in 2022. The Company utilized Federal Reserve Bank balances to help fund new loans and manage the net decrease in average deposits during that time.

Total interest on securities increased $258, or 34.8%, during the first quarter of 2023, compared to the same period in 2022. Contributing most to this increase was the average yield on securities increasing 41 basis points to reach 1.91% during the first quarter of 2023. The average yield increase was positively impacted by the reinvestment of maturities at market rates higher than the average portfolio yield. The average securities yield was also positively impacted by the Company’s decision to sell $12,500 in lower yielding securities during the fourth quarter of 2022 and use the proceeds to reinvest into higher-yielding securities. However, with the Company’s focus of reinvesting excess funds into higher-yielding loans and managing excess funds within its higher-yielding Federal Reserve deposit account, average security balances have decreased $9,017 during the first quarter of 2023, compared to the same period in 2022.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $1,405 during the first quarter of 2023, compared to the same period in 2022. Increases in interest expense were impacted by a rise in average costs combined with increases in higher-costing average deposit balances. The elevated market rates in 2022 and 2023 had a more immediate impact to increasing rates on earning assets, while the average cost of deposits did not increase until the second half of 2022. Entering 2023, rates on the Company’s retail CD offerings have adjusted to much higher levels than a year ago, leading to more of a consumer demand to reinvest from lower-cost savings and money market deposit products (average cost at 0.44%) into more time deposit products (average cost at 2.45%). Furthermore, the Company issued $62,707 in brokered CDs during the first quarter of 2023 at average costs ranging from 4.5% to 4.6%. These wholesale deposits were used to manage liquidity constraints during the first quarter of 2023, but also contributed to the growth in interest expense over 2022. With deposit rates on the rise, the Company experienced a composition shift from less lower-cost average savings, NOW and money market account balances (down $33,594) into more higher-cost average time deposit balances (up $30,229). As a result of the rate repricings on time deposits and the deposit shift into higher-cost deposits, the Company’s total weighted average costs on interest-bearing deposits increased by 75 basis points from 0.29% at March 31, 2022, to 1.04% at March 31, 2023.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2023, the Company’s first quarter net interest margin improved to 4.21%, compared to 2022’s first quarter net interest margin of 3.51%. The quarterly margin increase was impacted by the actions taken by the Federal Reserve to increase rates during 2022 and 2023. This had a direct impact to the rate repricings on the loan and securities portfolios, and the Federal Reserve Bank account, which had a positive impact on the margin. Margin enhancement also came from the redeployment of Federal Reserve Bank balances into higher yielding loans. Partially offsetting these positive effects to the margin were increases in average deposit costs and the composition shift to higher-cost time deposit balances from a year ago. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Credit Losses
The Company’s provision for credit losses expense totaled $489 during the three months ended March 31, 2023, an increase of $1,615 when compared to $1,126 in negative provision expense during the three months ended March 31, 2022. For 2023, the provision expense came primarily from $289 in net loan charge-offs, primarily in the commercial real estate and consumer loan portfolios. Further provision expense on loans came from $176 in expected losses associated with the $22,441 increase in general loan balances from year-end 2022. For 2022, the negative provision expense was primarily impacted by the release of general loan reserves within the allowance based on various credit quality improvements. During the first quarter of 2022, the Company released $645 in COVID-19 general reserves due to positive asset quality trends and lower net charge offs, which resulted in a corresponding decrease of $645 to provision expense in March 2022. Further contributing to negative provision expense during the first quarter of 2022 was the release of $574 in other general reserves. This reduction in other general reserves was affected by various improvements within the economic risk factor calculation that included: lower criticized and classified assets, lower delinquency levels, and higher annualized level of loan recoveries. This resulted in a corresponding decrease of $574 to provision expense in March 2022.

Credit loss expense during the first quarter of 2023 also came from unfunded commitments on off-balance sheet liabilities. Upon adoption of ASC 326, the Company established $631 in reserves for unfunded commitments within total liabilities on the consolidated balance sheet. This transition adjustment was included as a charge to retained earnings on January 1, 2023. The Company re-evaluated its unfunded commitments to extend credit at March 31, 2023 and determined a reserve of $655 was required, which resulted in a $24 provision expense charge during the first quarter of 2023.

Future provisions to the allowance for credit losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Loan Losses” within this Management’s Discussion and Analysis (this “MD&A”).

Noninterest Income

Noninterest income increased $47, or 1.3%, during the three months ended March 31, 2023, compared to the same period in 2022. Higher noninterest revenue was largely impacted by increases in other noninterest income, which increased $263 over 2022. This was primarily from broker fee income of $231 at Race Day recorded during the first quarter of 2023. Beginning in the fourth quarter of 2022, Race Day transitioned from originating and selling loans to a broker that identifies and matches home borrowers with potential lenders, while also assisting in the underwriting process. This transition is a result of the Company’s decision to discontinue operations of Race Day, as discussed above. The broker fees represent commissions earned by Race Day for mortgage application referrals at the time the loan was funded by the lender. The Company does not expect to continue to receive this level of broker fee commissions during the second quarter of 2023 as it is anticipated that Race Day will continue to wind down operations.

Partially offsetting the increase in other noninterest income was a $188, or 80.0%, decrease in mortgage banking income affected by a lower volume of real estate loans sold to the secondary market in 2023. During periods of heavy refinancing due to lower market rates, the Company will take opportunities to sell a portion of its real estate volume to the secondary market to satisfy consumer demand and help minimize the interest rate risk exposure to rising rates. However, market rates have continued to shift upward in 2023, causing long-term mortgage rates to increase and slow down the consumer demand for long-term, fixed-rate real estate mortgages. As a result, the Bank’s mortgage banking income decreased $92 and Race Day’s mortgage banking income decreased $96 during the first quarter of 2023, compared to the first quarter of 2022. The impact to Race Day was largely due to their transition to broker activity as previously discussed.

The remaining noninterest income categories decreased $28, or 0.9%, during the first quarter of 2023, compared to the first quarter of 2022. The net decrease came primarily from bank owned life insurance and annuity asset income (down $67), and tax preparation fees (down $57), partially offset by increases in service charges on deposit accounts (up $53), and debit/credit card interchange income (up $38).

Noninterest Expense

Noninterest expense increased $484, or 4.9%, during the first quarter of 2023, compared to the same period in 2022. Contributing most to the increase in noninterest expense were salaries and employee benefits, which increased $314 during the first quarter of 2023, compared to the same period in 2022. The expense increase was largely from annual performance- based merit increases that were recorded in the first quarter of 2023.

Higher noninterest expense also came from software costs, which increased $59 during the first quarter of 2023, compared to the same period in 2022. The increase was largely impacted by various software purchases and enhancements at the Bank to further improve operational efficiencies in 2023.

Further impacting higher overhead costs were FDIC premium costs, which increased $56 during the first quarter of 2023, compared to the same period in 2022. During the fourth quarter of 2022, the FDIC announced it was going to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. This action by the FDIC is in response to the Deposit Insurance Fund reserve falling below the 1.35% minimum level in the second quarter of 2020 following outsized growth in insured deposits in the first half of 2020. The Bank adjusted its premium expense accrual in anticipation of the 2-basis point adjustment increase to all quarterly assessments during 2023.

Also contributing to higher noninterest expense were data processing expenses, which increased $48 during the first quarter of 2023, compared to the same period in 2022. Higher costs in this category were the direct result of special programming costs associated with enhancing mobile and desktop user platforms, as well as the volume increase in debit card transactions, which increased processing costs.

Partially offsetting the increases in noninterest expense were lower professional fees, which decreased $56 during the first quarter of 2023, compared to the same period in 2022. Professional fees for the year were impacted by lower accounting expenses in relation to higher-than-normal costs in 2022 that were associated with adhering to new regulatory guidance in 2022. The Company also experienced a lower volume of collection costs during the first quarter of 2023.

The remaining noninterest expense categories increased $63, or 2.6%, during the first quarter of 2023, compared to the same period in 2022. The net increase came primarily from other noninterest expense (up $37) impacted by higher loan closing costs, net occupancy/furniture/equipment expense (up $16), and marketing costs (up $12).

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three months ended March 31, 2023 to the same period in 2022, the Company has benefited from an increase in earning asset yields due to market rate increases by the Federal Reserve, and a higher composition of higher-yielding loans. These positive factors have completely offset the negative effects of higher average costs on interest-bearing liabilities and a deposit shift to more higher-cost time deposit balances. As a result, net interest income during the three months ended March 31, 2023 has outperformed the net interest income results during the same period in 2022.  Increases in overhead costs associated with annual merit increases have contributed to higher noninterest expense, which was up 4.9% during the three months ended March 31, 2023, compared to the same periods in 2022. However, the increases in overhead expense, net of noninterest revenue, during the first quarter of 2023 are only partially offsetting the benefits of higher net interest earnings. As a result, the Company’s quarterly efficiency number decreased (improved) to 65.7% during the three months ended March 31, 2023, from 70.8% during the same period in 2022.

Provision for income taxes
The Company’s income tax provision decreased $103 during the three months ended March 31, 2023, compared to the same period in 2022.  The change in tax expense corresponded directly to the change in associated taxable income during 2023 and 2022.

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

A QCBO opting into the CBLR framework must maintain a CBLR of 9.0%, subject to a two-quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the existing Basel III capital requirements as implemented by the banking regulators in July 2013.

The Bank opted into the CBLR, and will, therefore, not be required to comply with the Basel III capital requirements The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount from the adoption of CECL totaled $2,276, which resulted in the add-back of $1,707 to both Tier 1 capital and average assets as part of the CBLR calculation for March 31, 2023. As of March 31, 2023, the Bank’s CBLR was 11.22%.

Cash dividends paid by the Company were $1,002 during the first three months of 2023.  The year-to-date dividends paid totaled $0.21 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year, and available for sale securities, which totaled $270,186, represented 21.3% of total assets at March 31, 2023 compared to $230,853 and 19.1% of total assets at December 31, 2022. This higher composition of liquidity was largely impacted by growth in time deposits, which increased 65.6% from year-end 2022. Of the Company's $251,597 in time deposit balances at March 31, 2023, only 21.9%, or $55,043, were deemed uninsured as per the $250 FDIC threshold. To further enhance the Bank’s ability to meet liquidity demands, the FHLB offers advances to the Bank. At March 31, 2023, the Bank could borrow an additional $101,748 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve, which had availability of $58,204 at March 31, 2023. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. As our liquidity position dictates, the preceding funding sources, or other sources such as brokered CD’s, may be utilized to supplement our liquidity position. For further cash flow information, see the condensed consolidated statement of cash flows above.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

Critical Accounting Policies
The most significant accounting policies followed by the Company are presented in Note A to the financial statements in the Company’s 2022 Annual Report to Shareholders, as updated in Note 1 of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the adequacy of the allowance for credit losses to be a critical accounting policy.

Allowance for credit losses

The Company believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. Refer to “Allowance for Credit Losses” and “Provision for Credit  Losses” sections within this MD&A for additional discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. The Company is not currently involved in any material legal proceedings outside the ordinary course of the Company’s business.

ITEM 1A.  RISK FACTORS

Other than the additional risk factor referenced below, there are no material changes to the risk factors as previously disclosed under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K.

Recent bank failures have created significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system.

The recent failures of several high-profile banking institutions have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. These recent bank failures occurred during a period of rapidly rising interest rates, which among other things, has resulted in unrealized losses in longer duration securities and more competition for bank deposits, and may increase the risk of a potential economic recession in the United States. Given the current environment, we may experience more deposit volatility as customers react to adverse events or market speculation involving financial institutions.

In response to the bank failures, the United States government may adopt a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and bank holding companies, including us. We may also be subject to any special assessment that the FDIC adopts to recover the loss to the Deposit Insurance Fund, and such assessment, if significant, could have an adverse effect on our business, financial condition, and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2023.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2023.

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

OHIO VALLEY BANC CORP.

Date:	May 15, 2023	By:	/s/Larry E. Miller II
Larry E. Miller, II
President and Chief Executive Officer

Date:	May 15, 2023	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer