Form 10-Q
period 2023-06-30
OHIO VALLEY BANC CORP
filed 2023-08-14
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of common shares, without par value, of the registrant outstanding as of  August 14, 2023 was 4,776,520.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

ASSETS
Cash and noninterest-bearing deposits with banks	$14,919	$14,330
Interest-bearing deposits with banks	41,876	31,660
Total cash and cash equivalents	56,795	45,990

Certificates of deposit in financial institutions	245	1,862
Securities available for sale	174,508	184,074
Securities held to maturity, net of allowance for credit losses of $3 in 2023 and $0 in 2022; (estimated fair value: 2023 - $8,218; 2022 - $8,460)	8,964	9,226
Restricted investments in bank stocks	4,204	5,953

Total loans	949,952	885,049
Less: Allowance for credit losses	(7,571)	(5,269)
Net loans	942,381	879,780

Premises and equipment, net	21,091	20,436
Premises and equipment held for sale, net	583	593
Accrued interest receivable	3,164	3,112
Goodwill	7,319	7,319
Other intangible assets, net	16	29
Bank owned life insurance and annuity assets	40,045	39,627
Operating lease right-of-use asset, net	1,297	1,294
Deferred tax assets	6,412	6,266
Other assets	7,206	5,226
Total assets	$1,274,230	$1,210,787

LIABILITIES
Noninterest-bearing deposits	$338,974	$354,413
Interest-bearing deposits	737,598	673,242
Total deposits	1,076,572	1,027,655

Other borrowed funds	26,904	17,945
Subordinated debentures	8,500	8,500
Operating lease liability	1,297	1,294
Allowance for credit losses on off-balance sheet commitments	565	—
Other liabilities	22,320	20,365
Total liabilities	1,136,158	1,075,759

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2023 - 5,470,453 shares issued; 2022 - 5,465,707 shares issued)	5,470	5,465
Additional paid-in capital	51,842	51,722
Retained earnings	111,499	109,320
Accumulated other comprehensive income (loss)	(14,073)	(14,813)
Treasury stock, at cost (693,933 shares)	(16,666)	(16,666)
Total shareholders’ equity	138,072	135,028
Total liabilities and shareholders’ equity	$1,274,230	$1,210,787

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Interest and dividend income:
Loans, including fees	$13,293	$10,020	$25,569	$19,818
Securities
Taxable	934	851	1,892	1,546
Tax exempt	41	45	83	92
Dividends	75	69	165	127
Interest-bearing deposits with banks	671	232	1,097	286
Other interest	3	4	5	9
	15,017	11,221	28,811	21,878

Interest expense:
Deposits	3,091	507	4,923	1,026
Other borrowed funds	169	103	271	209
Subordinated debentures	143	58	281	100
	3,403	668	5,475	1,335
Net interest income	11,614	10,553	23,336	20,543
Provision for (recovery of) credit losses	24	813	513	(313)
Net interest income after provision for (recovery of) credit losses	11,590	9,740	22,823	20,856

Noninterest income:
Service charges on deposit accounts	653	595	1,264	1,153
Trust fees	82	86	168	167
Income from bank owned life insurance and annuity assets	211	195	418	469
Mortgage banking income	44	220	91	455
Electronic refund check / deposit fees	135	135	675	675
Debit / credit card interchange income	1,215	1,177	2,388	2,312
Tax preparation fees	33	50	664	738
Other	340	178	812	387
	2,713	2,636	6,480	6,356
Noninterest expense:
Salaries and employee benefits	5,841	5,683	11,725	11,253
Occupancy	485	424	947	902
Furniture and equipment	330	279	628	545
Professional fees	433	498	866	987
Marketing expense	241	229	482	458
FDIC insurance	142	88	280	170
Data processing	726	688	1,446	1,360
Software	588	556	1,150	1,059
Foreclosed assets	7	36	9	37
Amortization of intangibles	6	10	13	20
Other	1,616	1,532	3,141	3,020
	10,415	10,023	20,687	19,811

Income before income taxes	3,888	2,353	8,616	7,401
Provision for income taxes	639	354	1,459	1,277

NET INCOME	$3,249	$1,999	$7,157	$6,124

Earnings per share	$0.68	$0.42	$1.50	$1.29

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net Income	$3,249	$1,999	$7,157	$6,124

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(1,209)	(5,472)	936	(16,164)
Related tax (expense) benefit	254	1,150	(196)	3,395
Total other comprehensive income (loss), net of tax	(955)	(4,322)	740	(12,769)

Total comprehensive income (loss)	$2,294	$(2,323)	$7,897	$(6,645)

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2023	$5,470	$51,842	$110,017	$(13,118)	$(16,666)	$137,545
Net income	—	—	3,249	—	—	3,249
Other comprehensive loss, net	—	—	—	(955)	—	(955)
Cash dividends, $0.37 per share	—	—	(1,767)	—	—	(1,767)
Balance at June 30, 2023	$5,470	$51,842	$111,499	$(14,073)	$(16,666)	$138,072

Balance at April 1, 2022	$5,465	$51,722	$103,829	$(7,739)	$(16,666)	$136,611
Net income	—	—	1,999	—	—	1,999
Other comprehensive loss, net	—	—	—	(4,322)	—	(4,322)
Cash dividends, $0.36 per share	—	—	(1,718)	—	—	(1,718)
Balance at June 30, 2022	$5,465	$51,722	$104,110	$(12,061)	$(16,666)	$132,570

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2023	$5,465	$51,722	$109,320	$(14,813)	$(16,666)	$135,028
Cumulative change in adopting ASU 2016-13	—	—	(2,209)	—	—	(2,209)
Balance at January 1, 2023 (as adjusted for change in adopting ASU 2016-13)	5,465	51,722	107,111	(14,813)	(16,666)	132,819
Net income	—	—	7,157	—	—	7,157
Other comprehensive loss, net	—	—	—	740	—	740
Cash dividends, $0.58 per share	—	—	(2,769)	—	—	(2,769)
Common Stock issued to ESOP, 4,746 shares	5	120	—	—	—	125
Balance at June 30, 2023	$5,470	$51,842	$111,499	$(14,073)	$(16,666)	$138,072

Balance at January 1, 2022	$5,447	$51,165	$100,702	$708	$(16,666)	$141,356
Net income	—	—	6,124	—	—	6,124
Other comprehensive loss, net	—	—	—	(12,769)	—	(12,769)
Cash dividends, $0.57 per share	—	—	(2,716)	—	—	(2,716)
Common stock issued to ESOP, 18,522 shares	18	557	—	—	—	575
Balance at June 30, 2022	$5,465	$51,722	$104,110	$(12,061)	$(16,666)	$132,570

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2023	2022

Net cash provided by operating activities:	$8,176	$5,117

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	11,328	16,760
Purchases of securities available for sale	—	(49,271)
Proceeds from calls and maturities of securities held to maturity	249	547
Purchase of securities held to maturity	(586)	(384)
Proceeds from maturities of certificates of deposit in financial institutions	1,855	445
Purchase of certificates of deposits in financial institutions	(245)	—
Purchase of restricted investments in bank stocks	(111)	—
Redemptions of restricted investments in bank stocks	1,860	—
Net change in loans	(65,406)	(40,006)
Purchases of premises and equipment	(1,422)	(948)
Proceeds from building grant	—	200
Net cash (used in) investing activities	(52,478)	(72,657)

Financing activities:
Change in deposits	48,917	13,446
Cash dividends	(2,769)	(2,716)
Proceeds from Federal Home Loan Bank borrowings	10,000	—
Repayment of Federal Home Loan Bank borrowings	(1,060)	(1,130)
Change in other short-term borrowings	19	—
Net cash provided by financing activities	55,107	9,600

Change in cash and cash equivalents	10,805	(57,940)
Cash and cash equivalents at beginning of period	45,990	152,034
Cash and cash equivalents at end of period	$56,795	$94,094

Supplemental disclosure:
Cash paid for interest	$2,859	$1,443
Cash paid for income taxes	1,900	1,100
Operating lease liability arising from obtaining right-of-use asset	187	—

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company, Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company.  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provided online consumer mortgages, and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. In February 2023, Ohio Valley announced that it was taking steps toward closing Race Day.  The decision to start this process was made due to low loan demand, issues retaining personnel, and lack of profitability. All pending loan applications have been processed and a closing date will be determined upon termination of various contractual service agreements. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2023, and its results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2023.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2022, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accrued interest receivable on AFS debt securities totaled $429 at June 30, 2023, and is excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. These security types have an explicit government guarantee, and therefore, no ACL is recorded for these securities. As a result, there was no ACL related to AFS debt securities at June 30, 2023.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into two major security types:  Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At June 30, 2023, there was $3 in the ACL related to HTM debt securities, with no corresponding provision expense during the three and six months ended June 30, 2023.

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

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of June 30, 2023 and December 31, 2022, there were no loans held for sale by the Bank.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At June 30, 2023, there was $7,571 in the ACL related to loans, with corresponding provision expense of $114 and $579 during the three and six months ended June 30, 2023, respectively.

The Company’s loan portfolio segments have been identified as follows:  Commercial and Industrial, Commercial Real Estate, Residential Real Estate, and Consumer.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Consumer:  Portfolio segment consists of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured.  These loans typically have maturities of six years or less with repayment dependent on individual wages and income.  The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary.  The Company has allocated the highest percentage of its allowance for credit losses as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances associated with such portfolios..

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2023, there was $565 in the ACL related to off-balance sheet credit exposures, with a corresponding recovery of provision expense totaling $90 and $66 during the three and six months ended June 30, 2023, respectively.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,776,520 and 4,771,774 for the three months ended June 30, 2023 and 2022, respectively. The weighted average common shares outstanding were 4,774,999 and 4,766,453 for the six months ended June 30, 2023 and 2022, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$55,795	$—	$—
U.S. Government sponsored entity securities	—	5,874	—
Agency mortgage-backed securities, residential	—	112,839	—
Interest rate swap derivatives	—	1,375	—

Liabilities:
Interest rate swap derivatives	—	(1,375)	—

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$54,792	$—	$—
U.S. Government sponsored entity securities	—	7,983	—
Agency mortgage-backed securities, residential	—	121,299	—
Interest rate swap derivatives	—	1,340	—

Liabilities:
Interest rate swap derivatives	—	(1,340)	—

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022.

There was no other real estate owned measured at fair value less costs to sell at June 30, 2023 and December 31, 2022. Furthermore, there were no corresponding write downs during the three and six months ended June 30, 2023 and 2022.

There was no quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amounts and estimated fair values of financial instruments at June 30, 2023 and December 31, 2022 are as follows:

	Carrying	Fair Value Measurements at June 30, 2023 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$56,795	$56,795	$—	$—	$56,795
Certificates of deposit in financial institutions	245	—	245	—	245
Securities available for sale	174,508	55,795	118,713	—	174,508
Securities held to maturity	8,964	—	4,999	3,219	8,218
Loans, net	942,381	—	—	909,492	909,492
Interest rate swap derivatives	1,375	—	1,375	—	1,375
Accrued interest receivable	3,164	—	440	2,724	3,164

Financial liabilities:
Deposits	1,076,572	812,691	261,679	—	1,074,370
Other borrowed funds	26,904	—	25,411	—	25,411
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,375	—	1,375	—	1,375
Accrued interest payable	3,048	—	3,048	—	3,048

	Carrying	Fair Value Measurements at December 31, 2022 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$45,990	$45,990	$—	$—	$45,990
Certificates of deposit in financial institutions	1,862	—	1,862	—	1,862
Securities available for sale	184,074	54,792	129,282	—	184,074
Securities held to maturity	9,226	—	4,987	3,473	8,460
Loans, net	879,780	—	—	846,870	846,870
Interest rate swap derivatives	1,340	—	1,340	—	1,340
Accrued interest receivable	3,112	—	485	2,627	3,112

Financial liabilities:
Deposits	1,027,655	875,736	149,974	—	1,025,710
Other borrowed funds	17,945	—	16,364	—	16,364
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,340	—	1,340	—	1,340
Accrued interest payable	432	1	431	—	432

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
U.S. Government securities	$58,567	$—	$(2,772)	$55,795
U.S. Government sponsored entity securities	6,680	—	(806)	5,874
Agency mortgage-backed securities, residential	127,076	—	(14,237)	112,839
Total securities	$192,323	$—	$(17,815)	$174,508

December 31, 2022
U.S. Government securities	$57,698	$—	$(2,906)	$54,792
U.S. Government sponsored entity securities	8,845	—	(862)	7,983
Agency mortgage-backed securities, residential	136,282	—	(14,983)	121,299
Total securities	$202,825	$—	$(18,751)	$184,074

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2023
Obligations of states and political subdivisions	$8,966	$21	$(770)	$8,217	$(3)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$8,967	$21	$(770)	$8,218	$(3)

December 31, 2022
Obligations of states and political subdivisions	$9,225	$32	$(798)	$8,459
Agency mortgage-backed securities, residential	1	—	—	1
Total securities	$9,226	$32	$(798)	$8,460

The amortized cost and estimated fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$15,939	$15,672	$585	$583
Due in over one to five years	49,308	45,997	3,890	3,725
Due in over five to ten years	—	—	3,780	1,943
Due after ten years	—	—	711	1,966
Agency mortgage-backed securities, residential	127,076	112,839	1	1
Total debt securities	$192,323	$174,508	$8,967	$8,218

There were no sales of securities during the three and six months ended June 30, 2023 and 2022.

Debt securities with a carrying value of approximately $133,093 at June 30, 2023 and $126,318 at December 31, 2022, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)
The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2023	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$17,784	$(238)	$38,011	$(2,534)	$55,795	$(2,772)
U.S. Government sponsored entity securities	—	—	5,874	(806)	5,874	(806)
Agency mortgage-backed securities,
residential	8,308	(524)	104,531	(13,713)	112,839	(14,237)
Total available for sale	$26,092	$(762)	$148,416	$(17,053)	$174,508	$(17,815)

December 31, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$36,460	$(977)	$18,332	$(1,929)	$54,792	$(2,906)
U.S Government sponsored entity securities	2,786	(60)	5,197	(802)	7,983	(862)
Agency mortgage-backed securities,
residential	71,510	(7,178)	49,789	(7,805)	121,299	(14,983)
Total available for sale	$110,756	$(8,215)	$73,318	$(10,536)	$184,074	$(18,751)

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

At June 30, 2023, the Company had 103 available for sale debt securities in an unrealized position without an allowance for credit losses, of which 19 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 81 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions and, therefore, the Company carried no allowance for credit losses on available for sale debt securities at June 30, 2023.

NOTE 3 – SECURITIES (Continued)
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

Held to Maturity Debt Securities	Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$—
Impact of adopting ASC 326	3
Credit loss expense	—
Allowance for credit losses ending balance	$3

The Company’s held to maturity securities primarily consist of obligations of states and political subdivisions. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At June 30, 2023, there were no past due principal and interest payments related to held to maturity securities. The Company identified a cumulative loss rate of .03% using historical loss data provided by S&P and Moody’s bond rating service. This resulted in a $3 credit loss reserve for held to maturity debt securities upon adoption of ASC 326 on January 1, 2023, with no provision expense during the three and six months ended June 30, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	June 30, 2023	December 31, 2022

Residential real estate	$319,036	$297,036
Commercial real estate:
Owner-occupied	71,486	72,719
Nonowner-occupied	184,304	182,831
Construction	45,432	33,205
Commercial and industrial	160,747	151,232
Consumer:
Automobile	60,230	54,837
Home equity	30,168	27,791
Other	78,549	65,398
	949,952	885,049
Less: Allowance for credit losses	(7,571)	(5,269)

Loans, net	$942,381	$879,780

At June 30, 2023 and December 31, 2022, net deferred loan origination costs were $903 and $663, respectively. At June 30, 2023 and December 31, 2022, net unamortized loan purchase premiums were $787 and $1,142, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2023 and December 31, 2022:

June 30,2023	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$39	$—	$1,246	$1,246
Commercial real estate:
Owner-occupied	—	825	52	877
Nonowner-occupied	9	—	68	68
Construction	—	—	3	3
Commercial and industrial	—	—	145	145
Consumer:
Automobile	31	—	144	144
Home equity	—	—	99	99
Other	12	—	70	70
Total	$91	$825	$1,827	$2,652

December 31, 2022	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$100	$1,708
Commercial real estate:
Owner-occupied	—	938
Nonowner-occupied	—	70
Construction	—	75
Commercial and industrial	—	150
Consumer:
Automobile	27	82
Home equity	—	151
Other	411	59
Total	$538	$3,233

The Company recognized $67 and $87 of interest income in nonaccrual loans during the three and six months ended June 30, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2023 and December 31, 2022:

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$777	$505	$345	$1,627	$317,409	$319,036
Commercial real estate:
Owner-occupied	76	77	873	1,026	70,460	71,486
Nonowner-occupied	270	—	77	347	183,957	184,304
Construction	-	—	—	-	45,432	45,432
Commercial and industrial	81	—	145	226	160,521	160,747
Consumer:
Automobile	828	182	161	1,171	59,059	60,230
Home equity	33	44	99	176	29,992	30,168
Other	428	100	65	593	77,956	78,549
Total	$2,493	$908	$1,765	$5,166	$944,786	$949,952

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,799	$701	$497	$2,997	$294,039	$297,036
Commercial real estate:
Owner-occupied	97	—	938	1,035	71,684	72,719
Nonowner-occupied	626	5	—	631	182,200	182,831
Construction	40	45	17	102	33,103	33,205
Commercial and industrial	21	—	150	171	151,061	151,232
Consumer:
Automobile	804	240	97	1,141	53,696	54,837
Home equity	204	—	151	355	27,436	27,791
Other	875	113	452	1,440	63,958	65,398
Total	$4,466	$1,104	$2,302	$7,872	$877,177	$885,049

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

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

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

As of June 30, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate - Owner-occupied
Risk Rating
Pass	$3,150	$6,871	$25,806	$6,121	$6,558	$18,139	$1,554	$68,199
Special Mention	—	—	—	—	—	533	—	533
Substandard	—	—	—	—	490	1,964	300	2,754
Doubtful	—	—	—	—	—	—	—	—
Total	$3,150	$6,871	$25,806	$6,121	$7,048	$20,636	$1,854	$71,486

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate - Nonowner-occupied
Risk Rating
Pass	$8,188	$28,927	$34,701	$25,956	$15,695	$64,024	$1,587	$179,078
Special Mention	—	—	—	3,276	—	1,872	—	5,148
Substandard	—	—	78	—	—	—	—	78
Doubtful	—	—	—	—	—	—	—	—
Total	$8,188	$28,927	$34,779	$29,232	$15,695	$65,896	$1,587	$184,304

Current Period gross charge-offs	$—	$—	$132	$—	$—	$—	$—	$132

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate - Construction
Risk Rating
Pass	$4,262	$30,932	$5,911	$331	$451	$3,484	$61	$45,432
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4,262	$30,932	$5,911	$331	$451	$3,484	$61	$45,432

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$5,061	$33,596	$27,707	$32,679	$536	$29,270	$30,063	$158,912
Special Mention	—	—	—	—	—	39	—	39
Substandard	—	—	—	1,491	—	305	—	1,796
Doubtful	—	—	—	—	—	—	—	—
Total	$5,061	$33,596	$27,707	$34,170	$536	$29,614	$30,063	$160,747

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$29	$29

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
December 31, 2022	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$68,236	$3,545	$938	$72,719
Nonowner-occupied	177,479	5,352	—	182,831
Construction	33,143	—	62	33,205
Commercial and industrial	147,627	1,879	1,726	151,232
Total	$426,485	$10,776	$2,726	$439,987

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2023 and  December 31, 2022:
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$26,473	$41,394	$54,051	$47,025	$22,791	$100,227	$25,790	$317,751
Nonperforming	—	—	—	8	120	1,157	—	1,285
Total	$26,473	$41,394	$54,051	$47,033	$22,911	$101,384	$25,790	$319,036

Current Period gross charge-offs	$—	$1	$3	$—	$—	$67	$—	$71

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Automobile:
Payment Performance
Performing	$16,765	$26,128	$9,527	$4,219	$1,885	$1,542	$—	$60,066
Nonperforming	64	42	26	1	19	12	—	164
Total	$16,829	$26,170	$9,553	$4,220	$1,904	$1,554	$—	$60,230

Current Period gross charge-offs	$3	$52	$79	$—	$12	$3	$—	$149

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Home Equity:
Payment Performance
Performing	$—	$161	$—	$—	$—	$39	$29,869	$30,069
Nonperforming	—	—	—	—	—	—	99	99
Total	$—	$161	$—	$—	$—	$39	$29,968	$30,168

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$43	$43

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Other:
Payment Performance
Performing	$13,238	$29,701	$13,263	$5,890	$1,648	$1,341	$13,396	$78,477
Nonperforming	—	9	6	29	13	15	—	72
Total	$13,238	$29,710	$13,269	$5,919	$1,661	$1,356	$13,396	$78,549

Current Period gross charge-offs	$154	$54	$75	$38	$21	$15	$92	$449

	Consumer
December 31, 2022	Automobile	Home Equity	Other	Residential Real Estate	Total
Performing	$54,728	$27,640	$64,928	$295,228	$442,524
Nonperforming	109	151	470	1,808	2,538
Total	$54,837	$27,791	$65,398	$297,036	$445,062

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.36% of total loans were unsecured at June 30, 2023, down from 4.52% at December 31, 2022.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

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

During the six months ended June 30, 2023, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2023 and 2022:

June 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,031	$2,306	$1,177	$2,093	$7,607
Provision for credit losses	89	(69)	(176)	270	114
Loans charged-off	(24)	—	—	(393)	(417)
Recoveries	11	15	114	127	267
Total ending allowance balance	$2,107	$2,252	$1,115	$2,097	$7,571

June 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$714	$1,991	$1,389	$1,174	$5,268
Provision for credit losses	(77)	(150)	769	271	813
Loans charged-off	(39)	(15)	(618)	(372)	(1,044)
Recoveries	16	20	8	133	177
Total ending allowance balance	$614	$1,846	$1,548	$1,206	$5,214

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2023 and 2022:

June 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$681	$2,038	$1,293	$1,257	$5,269
Impact of adopting ASC 326	1,345	162	(116)	771	2,162
Provision for credit losses	128	156	(155)	450	579
Loans charged-off	(71)	(132)	(29)	(641)	(873)
Recoveries	24	28	122	260	434
Total ending allowance balance	$2,107	$2,252	$1,115	$2,097	$7,571

June 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$980	$2,548	$1,571	$1,384	$6,483
Provision for credit losses	(356)	(725)	579	189	(313)
Loans charged-off	(42)	(16)	(618)	(702)	(1,378)
Recoveries	32	39	16	335	422
Total ending allowance balance	$614	$1,846	$1,548	$1,206	$5,214

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the balance in the allowance for credit losses and the recorded investment of loans by portfolio segment and based on impairment method as of December 31, 2022:

December 31, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	681	2,038	1,293	1,257	5,269
Total ending allowance balance	$681	$2,038	$1,293	$1,257	$5,269

Loans:
Loans individually evaluated for impairment	$—	$1,986	$—	$28	$2,014
Loans collectively evaluated for impairment	297,036	286,769	151,232	147,998	883,035
Total ending loans balance	$297,036	$288,755	$151,232	$148,026	$885,049

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of June 30, 2023:

	Collateral Type
June 30, 2023	Real Estate	Business Assets	Total
Commercial real estate:
Owner-occupied	$517	$281	$798
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$544	$281	$825

The following tables present information related to loans individually evaluated for impairment by class of loans as of  December 31, 2022:

December 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:	$—	$—	$—
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,692	1,607	—
Nonowner-occupied	379	379	—
Consumer:
Home equity	28	28	—
Total	$2,099	$2,014	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2022:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Average Impaired Loans	Interest Income Recognized	Cash Basis Interest Recognized	Average Impaired Loans	Interest Income Recognized	Interest Income Recognized
With an allowance recorded:
Commercial and industrial	$1,619	$15	$15	$1,744	$54	$54
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,675	26	26	1,687	48	48
Nonowner-occupied	382	7	7	383	14	14
Total	$3,676	$48	$48	$3,814	$116	$116

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2023, the Company had 68 in other real estate owned for residential real estate properties compared to none at December 31, 2022. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $455 and $370 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2023, the contract amounts of these instruments totaled approximately $110,924, compared to $103,413 at December 31, 2022.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At June 30, 2023, the estimated ACL related to off-balance sheet commitments was $565, which includes a $90 recovery of provision during the three months ended June 30, 2023 and a $66 recovery of provision during the six months ended June 30, 2023. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2023 and December 31, 2022 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2023	$24,510	$2,394	$26,904
December 31, 2022	$15,569	$2,376	$17,945

Pursuant to collateral agreements with the FHLB, advances are secured by $312,680 in qualifying mortgage loans, $32,359 in commercial loans and $2,064 in FHLB stock at June 30, 2023.  Fixed-rate FHLB advances of $24,510 mature through 2042 and have interest rates ranging from 1.53% to 4.68% and a year-to-date weighted average cost of 2.70% at June 30, 2023 and 2.39% at December 31, 2022.  There were no variable-rate FHLB borrowings at June 30, 2023.

At June 30, 2023, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described below.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at June 30, 2023.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $191,392 at June 30, 2023.  Of this maximum borrowing capacity, the Company had $106,932 available to use as additional borrowings, of which $100,000 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of November 18, 2024, and have fixed rates ranging from 3.15% to 5.00% and a year-to-date weighted average cost of 3.26% at June 30, 2023, as compared to 1.35% at December 31, 2022.  At June 30, 2023, there were six promissory notes payable by Ohio Valley to related parties totaling $2,394. There were no promissory notes payable to other banks at June 30, 2023 or December 31, 2022.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $59,950 at June 30, 2023 and $75,140 at December 31, 2022.

Scheduled principal payments as of June 30, 2023:

	FHLB Borrowings	Promissory Notes	Totals

2023	$2,764	$—	$2,764
2024	4,959	2,394	7,353
2025	4,983	—	4,983
2026	2,908	—	2,908
2027	1,397	—	1,397
Thereafter	7,499	—	7,499
	$24,510	$2,394	$26,904

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

Total revenues from the banking segment, which accounted for the majority of the Company’s total revenues, totaled 94.4% and 92.9% of total consolidated revenues for the quarters end June 30, 2023 and 2022, respectively.

The accounting policies used for the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$11,070	$544	$11,614
Provision for (recovery of) credit losses	40	(16)	24
Noninterest income	2,618	95	2,713
Noninterest expense	9,784	631	10,415
Provision for income taxes	634	5	639
Net income	3,230	19	3,249
Assets	1,259,929	14,301	1,274,230

	Three Months Ended June 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$10,024	$529	$10,553
Provision for (recovery of) credit losses	800	13	813
Noninterest income	2,523	113	2,636
Noninterest expense	9,459	564	10,023
Provision for income taxes	341	13	354
Net income	1,947	52	1,999
Assets	1,240,072	13,814	1,253,886

	Six Months Ended June 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$22,254	$1,082	$23,336
Provision for (recovery of) credit losses	624	(111)	513
Noninterest income	5,618	862	6,480
Noninterest expense	19,380	1,307	20,687
Provision for income taxes	1,303	156	1,459
Net income	6,565	592	7,157
Assets	1,259,929	14,301	1,274,230

	Six Months Ended June 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$19,492	$1,051	$20,543
Provision for (recovery of) credit losses	(300)	(13)	(313)
Noninterest income	5,414	942	6,356
Noninterest expense	18,553	1,258	19,811
Provision for income taxes	1,121	156	1,277
Net income	5,532	592	6,124
Assets	1,240,072	13,814	1,253,886

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 34 months to 18 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of June 30, 2023	As of December 31, 2022
Operating leases:
Operating lease right-of-use assets	$1,297	$1,294
Operating lease liabilities	1,297	1,294

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$55	$42	$106	$84
Short-term lease expense	—	8	—	18

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2023 are as follows:

Operating Leases
2023 (remaining)	$98
2024	195
2025	195
2026	140
2027	108
Thereafter	875
Total lease payments	1,611
Less: Imputed Interest	(314)
Total operating leases	$1,297

Other information is as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted-average remaining lease term for operating leases	13.5 years	12.1 years
Weighted-average discount rate for operating leases	2.94%	2.70%

NOTE 9 – RISKS AND UNCERTAINTIES

The risks pertinent to our bank regarding liquidity and rising deposit costs have increased due to an elevated interest rate environment and increased deposit competition within our markets. Our liquidity position is supported by the management of liquid assets such as cash and interest-bearing deposits with banks, and liabilities such as core deposits. The bank can also access other sources of funds such as brokered deposits and FHLB advances. With the present economic conditions putting a strain on liquidity and higher borrowing costs, the Company believes it has sufficient liquid assets and funding sources should there be a liquidity need.

NOTE 10 – DEPOSITS

Deposits are comprised of the following:

	June 30, 2023	December 31, 2022

Noninterest-bearing deposits	$338,974	$354,413

Interest-bearing deposits:
NOW accounts	197,869	209,758
Savings and money market	275,848	311,565
Time deposits of $250,000 or less	208,975	115,049
Time deposits of more than $250,000	54,906	36,870
Total interest-bearing deposits	737,598	673,242

Total deposits	$1,076,572	$1,027,655

Brokered deposits, included in time deposits, were $62,648 and $3,999 at June 30, 2023 and December 31, 2022, respectively.

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

BUSINESS OVERVIEW: The following discussion on consolidated financial statements include the accounts of Ohio Valley and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“the Captive”). The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provided online consumer mortgages (“Race Day”), and Ohio Valley REO, LLC, an Ohio limited liability company. In February 2023, Ohio Valley announced that it was taking steps toward closing Race Day. The decision to start this process was made due to low loan demand, issues retaining personnel, and lack of profitability.  All pending loan applications have been processed and a closing date will be determined upon termination of various contractual service agreements.  Ohio Valley and its subsidiaries are collectively referred to as the “Company.”

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

FINANCIAL RESULTS OVERVIEW: Net income totaled $3,249 during the second quarter of 2023, an increase of $1,250 from the same period of 2022. Earnings per share for the second quarter of 2023 finished at $.68 per share, compared to $.42 per share during the second quarter of 2022. Net income totaled $7,157 during the six months ended June 30, 2023, an increase of $1,033 from the same period of 2022. Earnings per share during the first six months of 2023 finished at $1.50 per share, compared to $1.29 per share during the first six months of 2022. During both the quarterly and year-to-date periods, earnings were positively impacted by higher net interest and noninterest income that more than offset increases in noninterest expense. Net earnings were also positively impacted by lower provision for credit loss expense during the quarterly period, while higher provision for credit loss expense had a negative impact to net earnings during the year-to-date period. The impact of higher net earnings during 2023 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased to 1.16% for the six months ended June 30, 2023, compared to 0.98% for the six months ended June 30, 2022.  The Company’s net income to average equity ratio, or return on equity, also increased to 10.63% for the six months ended June 30, 2023, compared to 8.87% for the six months ended June 30, 2022. In addition, the Company recorded a $2,209 charge to retained earnings for the cumulative effect of adopting ASC 326 on January 1, 2023. This impact of adopting new accounting guidance reduced capital but had no corresponding impact to net earnings, which contributed to a portion of the increase in average return on equity during 2023 over 2022.

During the three and six months ended June 30, 2023, net interest income increased $1,061 and $2,793 over the same periods in 2022, respectively. Growth in net interest income during both periods was impacted by increases in the net interest margin, which more than offset the effects of lower average earning assets. The Federal Reserve’s actions of increasing market interest rates during 2022 and 2023 have had a significant impact in growing the net interest margin, which finished at 4.03% and 4.12% for the three and six months ended June 30, 2023, compared to 3.64% and 3.58% for the three and six months ended June 30, 2022, respectively. The net interest margin has responded positively due to the yield on earning assets increasing more than the cost of interest-bearing liabilities. Average earning assets decreased 0.3% during the second quarter of 2023, and 1.2% during the first half of 2023, compared to the same periods in 2022. While average earning assets were down during both the quarterly and year-to-date periods in 2023, the Company benefited from having higher relative balances maintained in loans, as opposed to the Federal Reserve, which generally yields less than loans. During the three and six months ended June 30, 2023, average loans increased $92,386 and $85,513, while average balances with the Federal Reserve decreased $70,852 and $81,479, compared to the same periods in 2022, respectively.

During the three months ended June 30, 2023, the Company’s provision for credit loss was $24, which represented a decrease of $789 when compared to the same period in 2022. The quarterly decrease in provision was primarily associated with a $717 decrease in net charge-offs, mostly within the commercial and industrial portfolio. During the six months ended June 30, 2023, provision for credit loss was $513 compared to negative provision of $313 during the six months ended June 30, 2022. Provision expense in 2023 was largely related to net charge-offs of $439, primarily from the consumer loan portfolio. The negative provision expense from 2022 was largely impacted by improvements in lower criticized and classified loans and the partial release of the COVID reserve for the pandemic environment.

During the three and six months ended June 30, 2023, noninterest income increased $77 and $124 over the same periods in 2022, respectively. The increases were largely from higher service charges on deposit accounts, interchange on debit and credit cards, and higher commissions earned by Race Day during 2023 for mortgage application referrals. Increases in noninterest revenue were partially offset by decreases in mortgage banking income from loan sales to the secondary market, which have been negatively impacted by elevated mortgage rates.

During the three and six months ended June 30, 2023, noninterest expense increased $392 and $876 over the same periods in 2022, respectively. The increases were primarily related to salaries and employee benefit costs impacted by higher annual merit expenses. The Company also experienced increases in FDIC insurance premiums, software expense, and data processing costs, partially offset by decreases in professional fees and Race Day operating expenses.

The Company’s provision for income taxes increased $285 and $182 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively.  This was largely due to the changes in taxable income affected by the factors mentioned above.

At June 30, 2023, total assets were $1,274,230, an increase of $63,443 from year-end 2022.  Higher assets were primarily impacted by increases in loans and cash and cash equivalents, which were collectively up $75,708, or 8.1%, from year-end 2022. Growth in total loans came from increases in the consumer loan segment (+14.1%), residential real estate loan segment (+7.4%), commercial and industrial loan segment (+6.3%), and commercial real estate loan segment (+4.3%). Growth in cash and cash equivalents came primarily from higher balances held at the Federal Reserve as a result of the growth in deposits.

At June 30, 2023, total liabilities were $1,136,158, up $60,399 from year-end 2022. Contributing most to this increase were higher deposit balances, which increased $48,917 from year-end 2022.  The increase was impacted mostly from higher time deposits, partially offset by lower NOW, savings, money market, and noninterest-bearing demand deposits.

At June 30, 2023, total shareholders’ equity was $138,072, up $3,044 from December 31, 2022. This increase came from year-to-date net income, a decrease in net unrealized losses on available for sale securities, partially offset by cash dividends paid. The increase in shareholders’ equity was further limited by the adoption of new accounting guidance for measuring credit losses, which required a $2,209 charge to retained earnings. Regulatory capital ratios of the Company remained higher than the “well capitalized” minimums.

Comparison of Financial Condition
at June 30, 2023 and December 31, 2022

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at June 30, 2023 compared to December 31, 2022.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2023, cash and cash equivalents were $56,795, an increase of $10,805, or 23.5%, from December 31, 2022. The increase in cash and cash equivalents came mostly from higher interest-bearing deposits on hand with correspondent banks.  Over 71% of cash and cash equivalents consisted of the Company’s interest-bearing Federal Reserve Bank clearing account, which increased $9,734, or 31.6%, from year-end 2022. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first half of 2023, the Company experienced increases in funds from Bank deposits, primarily time deposits, which were maintained in the Federal Reserve account. Other funds also came from the maturities and paydowns of securities available for sale and proceeds from FHLB borrowings. A portion of these clearing account funds were used to reinvest in higher-yielding loans, and to also help cover deposit runoff in noninterest-bearing demand and other interest-bearing deposit balances. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee. During the first half of 2023, the rate associated with the Company’s Federal Reserve Bank clearing account increased 75 basis points due to continued rising inflationary concerns, resulting in a target federal funds rate range of 5.00% to 5.25%. The interest-bearing deposit balances in the Federal Reserve Bank account are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Certificates of Deposit

At June 30, 2023, the Company had $245 in certificates of deposit owned by the Captive, down from $1,862 at year-end 2022.  The deposits on hand at June 30, 2023 consist of one certificate with a remaining maturity term of less than five months.

Securities

The balance of total securities decreased $9,828, or 5.1%, compared to year-end 2022.  The decrease came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which were down $8,460, or 7.0%, from year-end 2022. The Company’s investment securities portfolio is made up mostly of Agency mortgage-backed securities, which represented 61.5% of total investments at June 30, 2023.  During the first half of 2023, the Company received proceeds from principal repayments of $9,162.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also experienced $2,000 in maturities from its Agency security portfolio, which further decreased investments from year-end 2022.

Partially offsetting these decreasing factors were changes in net unrealized losses associated with available for sale securities. During 2023, long-term reinvestment rates decreased, which led to a $936 increase in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was reduced causing the fair value to increase. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances increased to $949,952 at June 30, 2023, representing an increase of $64,903, or 7.3%, as compared to $885,049 at December 31, 2022.  The Company recognized increases in all of its loan segments from year-end 2022.

The Company’s residential real estate loan portfolio increased $22,000, or 7.4%, from year-end 2022.  At June 30, 2023, residential real estate loans represented the largest segment of the Company’s total loan portfolio at 33.6% and consisted primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio.  The increase in residential real estate loans was largely related to short-term adjustable-rate mortgages, which increased $15,759, or 9.6%, from year-end 2022. With elevated mortgage rates, mortgage customers are selecting more in-house variable rate mortgage products instead of long-term fixed-rate products. Also contributing to the increase in residential real estate loans was the funding of a warehouse line of credit by the Bank for a mortgage lender. The warehouse lending line is used by the mortgage lender to make loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loan and repays the Bank. From year-end 2022, warehouse lending balances increased $5,622 during the first half of 2023.

The Company’s total consumer loan balances from year-end 2022 increased $20,921, or 14.1%. This change was impacted by a $13,151, or 20.1%, increase in other consumer loans. Growth in other consumer loans came largely from the purchase of a pool of unsecured loans in January 2023 that had a carrying amount of $13,124 at June 30, 2023.  Growth in consumer loans also came from a $5,393, or 9.8%, increase in automobile loans, and a $2,377, or 8.6%, increase in home equity lines of credit.

Further increases in loans came from the Company’s commercial loan portfolio, which increased $21,982, or 5.0%, from year-end 2022. Contributing most to this increase were higher loan balances within the commercial real estate portfolio, which increased $12,467, or 4.3%, from year-end 2022.  The commercial real estate segment comprised the second largest portion of the Company’s total loan portfolio at June 30, 2023, at 31.7%. The increase from year-end 2022 came primarily from the construction loan segment.

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, up $9,515, or 6.3%, from year-end 2022. The growth was impacted by an increase in larger loan originations during the year. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail, and wholesale merchants. Collateral securing these loans includes equipment, inventory, and stock.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. Upon adoption of ASC 326 on January 1, 2023, and as of June 30, 2023, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis were due to non-credit related factors. Furthermore, the security types for all AFS debt securities contained explicit government guarantees. Therefore, no ACL was recorded, and no provision expense was recognized during the three and six months ended June 30, 2023.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. Upon adoption of ASC 326 on January 1, 2023, a $3 ACL was recognized based on a .03% cumulative default rate taken from the S&P and Moody’s bond rating index. At June 30, 2023, the ACL for HTM debt securities remained unchanged at $3, resulting in no provision expense during the three and six months ended June 30, 2023.

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

As of June 30, 2023, the ACL for loans totaled $7,571, or 0.80%, of total loans. As of December 31, 2022, the ACL for loans totaled $5,269, or 0.60%, of total loans. The increase in the ACL of $2,302, or 43.7%, was primarily due to the $2,162 impact of adopting ASC 326 on January 1, 2023, affected mostly by the residential real estate and consumer loan portfolio segments. Upon transition to the CECL model, the Company’s ACL increased another $140 to finish with $7,571 in reserves, all from loans collectively evaluated. This increase was mostly impacted by a $66,092 increase in collectively evaluated loan balances during the first half of 2023, primarily from the residential real estate and consumer loan segments. This was partially offset by lower expected loss rates in relation to an improved unemployment forecast.

The Company experienced lower delinquency levels from year-end 2022, which resulted in lower provision expense. Nonperforming loans to total loans decreased to 0.29% at June 30, 2023, compared to 0.43% at December 31, 2022, and nonperforming assets to total assets decreased to 0.22% at June 30, 2023, compared to 0.31% at December 31, 2022.

During the first half of 2023, the Company individually evaluated several loans with a single borrower relationship for expected credit loss. The fair value of the loans’ collateral was measured to the loans’ recorded investment and no expected losses were identified as part of that review. As a result, there were no specific reserves recorded during the three and six months ended June 30, 2023.

Management believes that the allowance for credit losses at June 30, 2023 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the allowance for credit losses as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Total deposits at June 30, 2023 increased $48,917, or 4.8%, from year-end 2022. This change in deposits came primarily from interest-bearing deposit balances, which were up by $64,356, or 9.6%, from year-end 2022, while noninterest-bearing deposits decreased $15,439, or 4.4%, from year-end 2022.
The increase in interest-bearing deposits came primarily from time deposit balances, which increased $111,962, or 73.7%, from year-end 2022. The increase came from brokered CD issuances, which were up collectively by $57,968, primarily to manage the Company’s tightened liquidity position during the first half of 2023. Further increases came from retail time deposits, which increased $53,994 from year-end 2022. As market rates increased during 2022, deposit rates began adjusting upward during the second half of 2022 and into 2023. This has contributed to higher rate offerings on CD products, influencing a consumer shift away from lower-cost savings and money market products and into more higher-cost time deposit products.
Partially offsetting the increases in time deposits were decreases in savings deposits (down $15,164) and money market deposits (down $20,553) from year-end 2022. Elevated deposit rates on CD products and deposit rate competition were contributing factors to the deposit decreases.
The growth in time deposit balances were also partially offset by lower interest-bearing NOW account balances from year-end 2022, which decreased $11,889, or 5.7%. This decrease was largely driven by lower municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.
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
Other Borrowed Funds
Other borrowed funds were $26,904 at June 30, 2023, an increase of $8,959, or 49.9%, from year-end 2022. The increase was related to a $10,000 FHLB fixed-rate advance from the second quarter that was used to help fund earning asset growth. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders’ equity at June 30, 2023 increased $3,044, or 2.3%, to finish at $138,072, as compared to $135,028 at December 31, 2022. This was primarily from year-to-date net income and an increase in the fair value of available for sale securities, partially offset by cash dividends paid and a transition adjustment related to the adoption of ASC 326. The after-tax change in fair value totaled $740 from year-end 2022, as long-term market rates decreased during the first half of 2023, causing an increase in the fair value of the Company’s available for sale investment portfolio. The after-tax impact from the adoption of ASC totaled $2,209 and was applied against retained earnings effective January 1, 2023.
Comparison of Results of Operations
For the Three and Six Months Ended
June 30, 2023 and 2022

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2023, compared to the same period in 2022. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company’s revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended June 30, 2023, net interest income increased $1,061, or 10.1%, compared to the same period in 2022. During the six months ended June 30, 2023, net interest income increased $2,793, or 13.6%, compared to the same period in 2022.  The improvement during both periods came from net interest margin improvement that contributed to higher earning asset yields. This, combined with a composition shift into higher-yielding loans, completely offset higher average costs paid on deposits.

Total interest and fee income recognized on the Company’s earning assets increased $3,273, or 32.7%, during the second quarter of 2023, and $5,751, or 29.0%, during the first half of 2023, compared to the same periods in 2022. The earnings growth was impacted by interest on loans, which increased $3,313, or 35.4%, and $5,818, or 31.6%, during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. This improvement was largely related to average loan yield increases impacted by the aggressive actions taken by the Federal Reserve to increase rates during 2022 and 2023. Since the end of June 2022, the Federal Reserve has increased rates by another 350 basis points, which contributed to the repricing of a portion of the Company’s loan portfolio. As a result, the average interest rate yield on loans increased 95 basis points to 5.81% during the second quarter of 2023 and increased 82 basis points to 5.71% during the first half of 2023, compared to the same periods in 2022, respectively. Average loans increased $92,386, or 11.1%, and $88,513, or 10.3%, during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. The increases were largely impacted by growth in average commercial and consumer loans.

Total interest income from interest-bearing deposits with banks increased $439 during the second quarter of 2023, and $811 during the first half of 2023, compared to the same periods in 2022, respectively. This growth in income was largely from the rate increases associated with the Company’s interest-bearing Federal Reserve Bank clearing account. As previously mentioned, the Federal Reserve took action during 2022 to increase short-term rates due to rising inflationary concerns. Since the end of June 2022, the target federal funds rate has increased by another 350 basis points. This had a corresponding effect to the interest rate tied to the Federal Reserve clearing account, which also increased by 350 basis points during that time. The impact from higher rates was partially offset by lower average Federal Reserve Bank balances, which decreased $70,852 during the second quarter of 2023, and $81,479 during the first half of 2023, compared to the same periods in 2022, respectively. The Company utilized Federal Reserve Bank balances to help fund new loans and manage the net decrease in average deposits during that time.

Total interest on securities increased $79, or 8.8%, during the second quarter of 2023, and $337, or 20.6%, during the first half of 2023, compared to the same periods in 2022, respectively. Contributing most to this increase was the average yield on securities increasing 37 basis points to reach 2.08% during the second quarter of 2023, and 49 basis points to reach 2.09% during the first half of 2023, compared to the same periods in 2022, respectively. The average yield increase was positively impacted by the reinvestment of maturities at market rates higher than the average portfolio yield. The average securities yield was also positively impacted by the Company’s decision to sell $12,500 in lower yielding securities during the fourth quarter of 2022 and use the proceeds to reinvest into higher-yielding securities. However, with the Company’s focus of reinvesting excess funds into higher-yielding loans and managing excess funds within its higher-yielding Federal Reserve deposit account, average security balances have decreased $21,837 and $15,452 during the second quarter and first half of 2023, compared to the same periods in 2022, respectively.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $2,735 during the second quarter of 2023, and $4,140 during the first half of 2023, compared to the same periods in 2022, respectively. Increases in interest expense were impacted by a rise in average costs combined with increases in higher-costing average deposit balances. The elevated market rates in 2022 and 2023 had a more immediate impact to increasing rates on earning assets, while the average cost of deposits did not increase until the second half of 2022. Entering 2023, rates on the Company’s retail CD offerings have adjusted to much higher levels than a year ago, leading to more of a consumer demand to reinvest from lower-cost NOW, savings and money market deposit products (average cost at 0.62%) into more time deposit products (average cost at 2.92%). Furthermore, the Company issued $62,707 in brokered CDs during the first quarter of 2023 at average costs ranging from 4.5% to 4.6%. These wholesale deposits were used to manage liquidity constraints, but also contributed to the growth in interest expense over 2022. With deposit rates on the rise, the Company experienced a composition shift from less lower-cost average NOW, savings, and money market account balances (down $52,256) into more higher-cost average time deposit balances (up $56,508). As a result of the rate repricings on time deposits and the deposit shift into higher-cost deposits, the Company’s total weighted average costs on interest-bearing deposits increased by 108 basis points from 0.29% at June 30, 2022, to 1.37% at June 30, 2023.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2023, the Company’s second quarter net interest margin improved to 4.03%, compared to 2022’s second quarter net interest margin of 3.64%. The Company’s year-to-date net interest margin improved to 4.12% at June 30, 2023, compared to 2022’s year-to-date net interest margin of 3.58% at June 30, 2022. The margin increases were impacted by the actions taken by the Federal Reserve to increase rates during 2022 and 2023. This had a direct impact to the rate repricings on the loan and securities portfolios, and the Federal Reserve Bank account, which had a positive impact on the margin. Margin enhancement also came from the redeployment of Federal Reserve Bank balances into higher yielding loans. Partially offsetting these positive effects to the margin were increases in average deposit costs and the composition shift to higher-cost time deposit balances from a year ago. Although the net interest margin increased over the prior year’s quarterly and year-to-date periods, on a linked quarter basis, the 4.03% net interest margin during the second quarter of 2023 represents a decrease from the 4.21% margin during the first quarter of 2023 and the 4.38% margin during the fourth quarter of 2022. The decrease is a result of the Company offering higher rates on deposit accounts as market competition increased and to the higher utilization of wholesale funding sources to fund asset growth. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Credit Losses
For the three months ended June 30, 2023, the Company’s provision for credit losses expense totaled $24, a decrease of $789 from the same period in 2022. Lower quarterly provision expense was primarily related to a $717 decrease in net loan charge-offs during the second quarter of 2023 compared to the same period in 2022. In June 2022, the Company charged off two commercial and industrial loans totaling $613 as part of a single borrower relationship, which required a corresponding increase to provision expense. For the six months ended June 30, 2023, the Company’s provision for credit losses expense totaled $513, an increase of $826 when compared to $313 in negative provision expense during the six months ended June 30, 2022. For 2023, the provision expense was impacted by $439 in net loan charge-offs, primarily in the commercial real estate and consumer loan portfolios. Further provision expense on loans in 2023 came from $140 in expected losses associated with the $66,092 increase in general loan balances from year-end 2022. For 2022, the negative provision expense was impacted by the release of general loan reserves within the allowance based on various credit quality improvements. During the first quarter of 2022, the Company released $645 in COVID-19 general reserves due to positive asset quality trends and lower net charge offs, which resulted in a corresponding decrease of $645 to provision expense in March 2022. Further contributing to negative provision expense during the first half of 2022 was the release of $911 in other general reserves. This reduction in other general reserves was affected by various improvements within the economic risk factor calculation that included: lower criticized and classified assets, lower delinquency levels, and higher annualized level of loan recoveries. This resulted in a corresponding decrease of $911 to provision expense during the first half of 2022. The impact of lower general reserves was partially offset by $956 in net charge-offs and $297 in specific allocations on loans individually evaluated for impairment, which increased provision expense during the first half of 2022.

Credit loss expense during 2023 also came from unfunded commitments on off-balance sheet liabilities. Upon adoption of ASC 326, the Company established $631 in reserves for unfunded commitments within total liabilities on the consolidated balance sheet. This transition adjustment was included as a charge to retained earnings on January 1, 2023. The Company re-evaluated its unfunded commitments to extend credit at June 30, 2023 and determined a reserve of $565 was required, which resulted in a $90 recovery of provision expense during the second quarter of 2023, and a $66 recovery of provision expense during the first half of 2023.

Future provisions to the allowance for credit losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Credit Losses” within this Management’s Discussion and Analysis (this “MD&A”).

Noninterest Income

Noninterest income increased $77, or 2.9%, during the three months ended June 30, 2023, and increased $124, or 2.0%, during the six months ended June 30, 2023, compared to the same periods in 2022, respectively. Higher noninterest revenue was largely impacted by increases in other noninterest income, which increased $162 and $425 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. Other noninterest income came primarily from broker fee income at Race Day. Beginning in the fourth quarter of 2022, Race Day transitioned from originating and selling loans to a broker that identifies and matches home borrowers with potential lenders, while also assisting in the underwriting process. This transition is a result of the Company’s decision to discontinue operations of Race Day, as discussed above. The broker fees represent commissions earned by Race Day for mortgage application referrals at the time the loan was funded by the lender. During the three and six months ended June 30, 2023, Race Day’s broker fee income totaled $16 and $247, respectively. The Company does not expect to receive further broker fee commissions during the remainder of 2023 as it is anticipated that Race Day will continue to wind down operations. Growth in other noninterest income also came from interest rate swaps, gains on the sale of OREO, and commissions from card merchants, which were collectively up $131 and $156 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively.

Growth in noninterest income was further impacted by increases in service charges on deposit accounts, which increased $58 during the second quarter of 2023, and $111 during the first half of 2023, compared to the same periods in 2022, respectively. This included a higher volume of overdraft transactions during both the quarterly and year-to-date periods of 2023.

Increases in noninterest revenue also came from debit/credit card interchange income, which increased $38 during the second quarter of 2023, and $76 during the first half of 2023, compared to the same periods in 2022, respectively. This was impacted by an increase in consumer spending that led to a higher volume of transactions associated with the Company’s debit and credit card products.

Partially offsetting the increases in other noninterest income were decreases in mortgage banking income affected by a lower volume of real estate loans sold to the secondary market in 2023. During periods of heavy refinancing due to lower market rates, the Company will take opportunities to sell a portion of its real estate volume to the secondary market to satisfy consumer demand and help minimize the interest rate risk exposure to rising rates. However, market rates have continued to shift upward in 2023, causing long-term mortgage rates to increase and slow down the consumer demand for long-term, fixed-rate real estate mortgages. As a result, the Bank’s mortgage banking income decreased $48 and $140 during the three and six months ended June 30, 2023, while Race Day’s mortgage banking income decreased $128 and $224 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. The impact to Race Day was largely due to their transition to broker activity as previously discussed.

The remaining noninterest income categories decreased $5, or 1.1%, and $124, or 6.1%, during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. The decreases came primarily from lower tax preparation fees during the quarter and year-to-date periods.

Noninterest Expense

Noninterest expense increased $392, or 3.9%, during the second quarter of 2023, and $876, or 4.4%, during the first half of 2023, compared to the same periods in 2022, respectively. Contributing most to the increase in noninterest expense were salaries and employee benefits, which increased $158 and $472 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. The expense increases were largely from annual performance-based merit increases that were recorded in the first quarter of 2023.

Increases in noninterest expense were also impacted by higher building and equipment costs, which increased $112 and $128 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. This was primarily related to building repair and maintenance costs, as well as utility costs.

Further impacting higher overhead costs was FDIC premium expense, which increased $54 and $110 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. During the fourth quarter of 2022, the FDIC announced it was going to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. This action by the FDIC is in response to the Deposit Insurance Fund reserve falling below the 1.35% minimum level in the second quarter of 2020 following outsized growth in insured deposits in the first half of 2020. The Bank adjusted its premium expense accrual in anticipation of the 2-basis point adjustment increase to all quarterly assessments during 2023.

Also contributing to higher noninterest expense were data processing expenses, which increased $38 and $86 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. Higher costs in this category were the direct result of special programming costs associated with enhancing mobile and desktop user platforms, as well as the volume increase in debit card transactions, which increased processing costs.

Higher noninterest expense also came from software costs, which increased $32 and $91 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. The increase was largely impacted by various software purchases and enhancements at the Bank to further improve operational efficiencies in 2023.

Partially offsetting the increases in noninterest expense were lower professional fees, which decreased $65 and $121 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. Professional fees for the year were impacted by lower accounting expenses in relation to higher-than-normal costs in 2022 that were associated with adhering to new regulatory guidance in 2022. The Company also experienced a lower volume of collection costs during the three and six months ended June 30, 2023.

The remaining noninterest expense categories increased $63, or 3.5%, and $110, or 3.1%, during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. The net increase came primarily from other noninterest expense, which was up $84 during the quarter and $121 during the year-to-date period, impacted by higher loan closing costs, consulting expense, and interest rate swap expense, partially offset by decreases in various overhead expenses associated with Race Day resulting from the continued unwinding of business operations mentioned above.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and six months ended June 30, 2023 to the same periods in 2022, the Company has benefited from an increase in earning asset yields due to market rate increases by the Federal Reserve, and a higher composition of higher-yielding loans. These positive factors have completely offset the negative effects of higher average costs on interest-bearing liabilities and a deposit shift to more higher-cost time deposit balances. As a result, net interest income during the three and six months ended June 30, 2023 has outperformed the net interest income results during the same periods in 2022.  Increases in overhead costs associated with annual merit increases have contributed to higher noninterest expense during both the three and six months ended June 30, 2023, compared to the same periods in 2022. However, the increases in overhead expense, net of noninterest revenue, during the three and six months ended June 30, 2023 are only partially offsetting the benefits of higher net interest earnings. As a result, the Company’s quarterly efficiency number decreased (improved) to 71.9% during the three months ended June 30, 2023, from 75.3% during the same period in 2022. The Company’s year-to-date efficiency number also decreased (improved) to 68.7% during the six months ended June 30, 2023, from 73.0% during the same period in 2022.

Provision for income taxes
The Company’s income tax provision increased $285 and $182 during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. The changes in tax expense corresponded directly to the changes in associated taxable income during 2023 and 2022.

Capital Resources

Federal regulators have classified and defined capital into the following components: (i) Tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (ii) Tier 2 capital, which includes a portion of the allowance for credit losses, certain qualifying long-term debt, preferred stock and hybrid instruments which do not qualify as Tier 1 capital.

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

The Bank opted into the CBLR, and therefore, is not required to comply with the Basel III capital requirements The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount from the adoption of CECL totaled $2,276, which resulted in the add-back of $1,707 to both Tier 1 capital and average assets as part of the CBLR calculation for June 30, 2023. As of June 30, 2023, the Bank’s CBLR was 11.13%.

Cash dividends paid by the Company were $2,769 during the first half of 2023.  The year-to-date dividends paid totaled $0.58 per share.

Liquidity

Liquidity relates to the Company’s ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year, and available for sale securities, which totaled $231,888, represented 18.2% of total assets at June 30, 2023 compared to $230,853 and 19.1% of total assets at December 31, 2022. This growth in liquid funds came primarily from increases in deposits, as well as increases in borrowings and net proceeds from maturities and paydowns of securities.  A large portion of these dollars were used to fund the 7.3% growth in loans. Increases in deposits were largely impacted by growth in time deposits, which increased 73.7% from year-end 2022. Of the Company’s $263,881 in time deposit balances at June 30, 2023, only 20.8%, or $54,906, were deemed uninsured as per the $250 FDIC threshold. To further enhance the Bank’s ability to meet liquidity demands, the FHLB offers advances to the Bank. At June 30, 2023, the Bank could borrow an additional $106,932 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve, which had availability of $60,804 at June 30, 2023. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. As our liquidity position dictates, the preceding funding sources, or other sources such as brokered CD’s, may be utilized to supplement our liquidity position. For further cash flow information, see the condensed consolidated statement of cash flows above.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. The Company is not currently involved in any material legal proceedings outside the ordinary course of the Company’s business.

ITEM 1A.  RISK FACTORS

Other than the additional risk factors referenced below, there are no material changes to the risk factors as previously disclosed under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K.

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

Any downgrade in the credit rating of the U.S. government or default by the U.S. government as a result of political conflicts over legislation to raise the U.S. government’s debt limit may have a material adverse effect on us.

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government, including certain government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government may pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A downgrade, or a similar action by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could generally have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide and, therefore, materially adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2023.

Ohio Valley did not purchase any of its shares during the three months ended June 30, 2023.

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

OHIO VALLEY BANC CORP.

Date:	August 14, 2023	By:	/s/Larry E. Miller II
Larry E. Miller, II
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2023	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)