Form 10-Q
period 2023-09-30
OHIO VALLEY BANC CORP
filed 2023-11-14
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of common shares, without par value, of the registrant outstanding as of  November 14, 2023 was 4,773,132.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

ASSETS
Cash and noninterest-bearing deposits with banks	$15,929	$14,330
Interest-bearing deposits with banks	75,261	31,660
Total cash and cash equivalents	91,190	45,990

Certificates of deposit in financial institutions	—	1,862
Securities available for sale	166,842	184,074
Securities held to maturity, net of allowance for credit losses of $2 in 2023 and $0 in 2022; (estimated fair value: 2023 - $7,929; 2022 - $8,460)	8,946	9,226
Restricted investments in bank stocks	5,062	5,953

Total loans	961,222	885,049
Less: Allowance for credit losses	(8,173)	(5,269)
Net loans	953,049	879,780

Premises and equipment, net	21,351	20,436
Premises and equipment held for sale, net	578	593
Accrued interest receivable	3,743	3,112
Goodwill	7,319	7,319
Other intangible assets, net	11	29
Bank owned life insurance and annuity assets	40,478	39,627
Operating lease right-of-use asset, net	1,251	1,294
Deferred tax assets	7,050	6,266
Other assets	7,082	5,226
Total assets	$1,313,952	$1,210,787

LIABILITIES
Noninterest-bearing deposits	$326,545	$354,413
Interest-bearing deposits	768,995	673,242
Total deposits	1,095,540	1,027,655

Other borrowed funds	45,751	17,945
Subordinated debentures	8,500	8,500
Operating lease liability	1,251	1,294
Allowance for credit losses on off-balance sheet commitments	643	—
Other liabilities	25,474	20,365
Total liabilities	1,177,159	1,075,759

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2023 - 5,470,453 shares issued; 2022 - 5,465,707 shares issued)	5,470	5,465
Additional paid-in capital	51,842	51,722
Retained earnings	112,699	109,320
Accumulated other comprehensive income (loss)	(16,470)	(14,813)
Treasury stock, at cost (2023 - 697,321 shares; 2022 - 693,933 shares)	(16,748)	(16,666)
Total shareholders’ equity	136,793	135,028
Total liabilities and shareholders’ equity	$1,313,952	$1,210,787

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Interest and dividend income:
Loans, including fees	$14,299	$10,984	$39,868	$30,802
Securities
Taxable	917	889	2,809	2,435
Tax exempt	40	45	123	137
Dividends	71	95	236	222
Interest-bearing deposits with banks	601	516	1,698	802
Other interest	4	3	9	12
	15,932	12,532	44,743	34,410

Interest expense:
Deposits	4,058	504	8,981	1,530
Other borrowed funds	341	101	612	310
Subordinated debentures	157	82	438	182
	4,556	687	10,031	2,022
Net interest income	11,376	11,845	34,712	32,388
Provision for (recovery of) credit losses	888	(378)	1,401	(691)
Net interest income after provision for (recovery of) credit losses	10,488	12,223	33,311	33,079

Noninterest income:
Service charges on deposit accounts	714	662	1,978	1,815
Trust fees	79	80	247	247
Income from bank owned life insurance and annuity assets	219	205	637	674
Mortgage banking income	42	185	133	640
Electronic refund check / deposit fees	—	—	675	675
Debit / credit card interchange income	1,285	1,291	3,673	3,603
Tax preparation fees	3	3	667	741
Other	226	189	1,038	576
	2,568	2,615	9,048	8,971
Noninterest expense:
Salaries and employee benefits	5,909	5,867	17,634	17,120
Occupancy	493	517	1,440	1,419
Furniture and equipment	351	296	979	841
Professional fees	430	418	1,296	1,405
Marketing expense	241	260	723	718
FDIC insurance	141	80	421	250
Data processing	737	776	2,183	2,136
Software	621	561	1,771	1,620
Foreclosed assets	6	11	15	48
Amortization of intangibles	5	8	18	28
Other	1,445	1,553	4,586	4,573
	10,379	10,347	31,066	30,158

Income before income taxes	2,677	4,491	11,293	11,892
Provision for income taxes	426	801	1,885	2,078

NET INCOME	$2,251	$3,690	$9,408	$9,814

Earnings per share	$0.47	$0.77	$1.97	$2.06

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net Income	$2,251	$3,690	$9,408	$9,814

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(3,033)	(8,403)	(2,097)	(24,567)
Related tax (expense) benefit	636	1,764	440	5,159
Total other comprehensive income (loss), net of tax	(2,397)	(6,639)	(1,657)	(19,408)

Total comprehensive income (loss)	$(146)	$(2,949)	$7,751	$(9,594)

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2023	$5,470	$51,842	$111,499	$(14,073)	$(16,666)	$138,072
Net income	—	—	2,251	—	—	2,251
Other comprehensive loss, net	—	—	—	(2,397)	—	(2,397)
Cash dividends, $0.22 per share	—	—	(1,051)	—	—	(1,051)
Shares acquired for treasury, 3,388 shares	—	—	—	—	(82)	(82)
Balance at September 30, 2023	$5,470	$51,842	$112,699	$(16,470)	$(16,748)	$136,793

Balance at July 1, 2022	$5,465	$51,722	$104,110	$(12,061)	$(16,666)	$132,570
Net income	—	—	3,690	—	—	3,690
Other comprehensive loss, net	—	—	—	(6,639)	—	(6,639)
Cash dividends, $0.21 per share	—	—	(1,001)	—	—	(1,001)
Balance at September 30, 2022	$5,465	$51,722	$106,799	$(18,700)	$(16,666)	$128,620

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2023	$5,465	$51,722	$109,320	$(14,813)	$(16,666)	$135,028
Cumulative change in adopting ASU 2016-13	—	—	(2,209)	—	—	(2,209)
Balance at January 1, 2023 (as adjusted for change in adopting ASU 2016-13)	5,465	51,722	107,111	(14,813)	(16,666)	132,819
Net income	—	—	9,408	—	—	9,408
Other comprehensive loss, net	—	—	—	(1,657)	—	(1,657)
Cash dividends, $0.80 per share	—	—	(3,820)	—	—	(3,820)
Common Stock issued to ESOP, 4,746 shares	5	120	—	—	—	125
Shares acquired for treasury, 3,388 shares	—	—	—	—	(82)	(82)
Balance at September 30, 2023	$5,470	$51,842	$112,699	$(16,470)	$(16,748)	$136,793

Balance at January 1, 2022	$5,447	$51,165	$100,702	$708	$(16,666)	$141,356
Net income	—	—	9,814	—	—	9,814
Other comprehensive loss, net	—	—	—	(19,408)	—	(19,408)
Cash dividends, $0.78 per share	—	—	(3,717)	—	—	(3,717)
Common stock issued to ESOP, 18,522 shares	18	557	—	—	—	575
Balance at September 30, 2022	$5,465	$51,722	$106,799	$(18,700)	$(16,666)	$128,620

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2023	2022

Net cash provided by operating activities:	$14,147	$10,236

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	16,090	22,652
Purchases of securities available for sale	—	(54,103)
Proceeds from calls and maturities of securities held to maturity	262	634
Purchase of securities held to maturity	(586)	(1,071)
Proceeds from maturities of certificates of deposit in financial institutions	2,100	445
Purchase of certificates of deposits in financial institutions	(245)	—
Purchase of restricted investments in bank stocks	(969)	—
Redemptions of restricted investments in bank stocks	1,860	1,312
Net change in loans	(76,950)	(25,695)
Purchases of premises and equipment	(1,984)	(1,662)
Disposals of premises and equipment	—	420
Proceeds from building grant	—	200
Reimbursement of building grant	(100)	—
Purchases of bank owned life insurance and annuity assets	(250)	(1,462)
Withdrawals from annuity asset	36	—
Net cash (used in) investing activities	(60,736)	(58,330)

Financing activities:
Change in deposits	67,885	14,417
Cash dividends	(3,820)	(3,718)
Purchases of treasury stock	(82)	—
Proceeds from Federal Home Loan Bank borrowings	30,000	—
Repayment of Federal Home Loan Bank borrowings	(2,212)	(1,528)
Change in other short-term borrowings	18	—
Net cash provided by financing activities	91,789	9,171

Change in cash and cash equivalents	45,200	(38,923)
Cash and cash equivalents at beginning of period	45,990	152,034
Cash and cash equivalents at end of period	$91,190	$113,111

Supplemental disclosure:
Cash paid for interest	$5,762	$2,137
Cash paid for income taxes	2,300	1,350
Operating lease liability arising from obtaining right-of-use asset	187	108

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company, Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company.  The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc. (“Race Day”), an Ohio corporation that provided online consumer mortgages, and Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. In February 2023, Ohio Valley announced that it was taking steps toward closing Race Day.  The decision to start this process was made due to low loan demand, issues retaining personnel, and lack of profitability. Currently, there are no remaining loan applications to complete, and all commissions earned on mortgage application referrals have been recorded.  An exact date of closing is still yet to be determined. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2023, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2023.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2022, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Accrued interest receivable on AFS debt securities totaled $433 at September 30, 2023, and is excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. These security types have an explicit government guarantee, and therefore, no ACL is recorded for these securities. As a result, there was no ACL related to AFS debt securities at September 30, 2023.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - HTM SECURITIES:Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into two major security types:  Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At September 30, 2023, there was $2 in the ACL related to HTM debt securities, which included a $1 recovery of provision expense during the three and nine months ended September 30, 2023.

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

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of September 30, 2023 and December 31, 2022, there were no loans held for sale by the Bank.

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

At September 30, 2023, there was $8,173 in the ACL related to loans, with corresponding provision expense of $812 and $1,391 during the three and nine months ended September 30, 2023, respectively.

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

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2023, there was $643 in the ACL related to off-balance sheet credit exposures, with corresponding provision expense of $77 and $11 during the three and nine months ended September 30, 2023, respectively.

EARNINGS PER SHARE:  Earnings per share are computed based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,775,308 and 4,771,774 for the three months ended September 30, 2023 and 2022, respectively. The weighted average common shares outstanding were 4,775,103 and 4,768,246 for the nine months ended September 30, 2023 and 2022, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$55,863	$—	$—
U.S. Government sponsored entity securities	—	5,674	—
Agency mortgage-backed securities, residential	—	105,305	—
Interest rate swap derivatives	—	1,607	—

Liabilities:
Interest rate swap derivatives	—	(1,607)	—

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$54,792	$—	$—
U.S. Government sponsored entity securities	—	7,983	—
Agency mortgage-backed securities, residential	—	121,299	—
Interest rate swap derivatives	—	1,340	—

Liabilities:
Interest rate swap derivatives	—	(1,340)	—

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022.

There was no other real estate owned measured at fair value less costs to sell at September 30, 2023 and December 31, 2022. Furthermore, there were no corresponding write downs during the three and nine months ended September 30, 2023 and 2022.

There was no quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amounts and estimated fair values of financial instruments at September 30, 2023 and December 31, 2022 are as follows:

	Carrying	Fair Value Measurements at September 30, 2023 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$91,190	$91,190	$—	$—	$91,190
Certificates of deposit in financial institutions	-	—	-	—	-
Securities available for sale	166,842	55,863	110,979	—	166,842
Securities held to maturity	8,946	—	4,873	3,056	7,929
Loans, net	953,049	—	—	922,791	922,791
Interest rate swap derivatives	1,607	—	1,607	—	1,607
Accrued interest receivable	3,743	—	595	3,148	3,743

Financial liabilities:
Deposits	1,095,540	774,344	319,424	—	1,093,768
Other borrowed funds	45,751	—	43,888	—	43,888
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,607	—	1,607	—	1,607
Accrued interest payable	4,701	—	4,701	—	4,701

	Carrying	Fair Value Measurements at December 31, 2022 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$45,990	$45,990	$—	$—	$45,990
Certificates of deposit in financial institutions	1,862	—	1,862	—	1,862
Securities available for sale	184,074	54,792	129,282	—	184,074
Securities held to maturity	9,226	—	4,987	3,473	8,460
Loans, net	879,780	—	—	846,870	846,870
Interest rate swap derivatives	1,340	—	1,340	—	1,340
Accrued interest receivable	3,112	—	485	2,627	3,112

Financial liabilities:
Deposits	1,027,655	875,736	149,974	—	1,025,710
Other borrowed funds	17,945	—	16,364	—	16,364
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,340	—	1,340	—	1,340
Accrued interest payable	432	1	431	—	432

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
U.S. Government securities	$58,717	$—	$(2,854)	$55,863
U.S. Government sponsored entity securities	6,527	—	(853)	5,674
Agency mortgage-backed securities, residential	122,446	—	(17,141)	105,305
Total securities	$187,690	$—	$(20,848)	$166,842

December 31, 2022
U.S. Government securities	$57,698	$—	$(2,906)	$54,792
U.S. Government sponsored entity securities	8,845	—	(862)	7,983
Agency mortgage-backed securities, residential	136,282	—	(14,983)	121,299
Total securities	$202,825	$—	$(18,751)	$184,074

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2023
Obligations of states and political subdivisions	$8,947	$13	$(1,032)	$7,928	$(2)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$8,948	$13	$(1,032)	$7,929	$(2)

December 31, 2022
Obligations of states and political subdivisions	$9,225	$32	$(798)	$8,459
Agency mortgage-backed securities, residential	1	—	—	1
Total securities	$9,226	$32	$(798)	$8,460

The amortized cost and estimated fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$18,390	$18,203	$585	$584
Due in over one to five years	46,854	43,334	3,885	3,658
Due in over five to ten years	—	—	2,207	1,850
Due after ten years	—	—	2,270	1,836
Agency mortgage-backed securities, residential	122,446	105,305	1	1
Total debt securities	$187,690	$166,842	$8,948	$7,929

There were no sales of securities during the three and nine months ended September 30, 2023 and 2022.

Debt securities with a carrying value of approximately $134,812 at September 30, 2023 and $126,318 at December 31, 2022, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)
The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2023	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$12,257	$(232)	$43,606	$(2,622)	$55,863	$(2,854)
U.S. Government sponsored entity securities	—	—	5,674	(853)	5,674	(853)
Agency mortgage-backed securities,
residential	—	—	105,305	(17,141)	105,305	(17,141)
Total available for sale	$12,257	$(232)	$154,585	$(20,616)	$166,842	$(20,848)

December 31, 2022	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$36,460	$(977)	$18,332	$(1,929)	$54,792	$(2,906)
U.S Government sponsored entity securities	2,786	(60)	5,197	(802)	7,983	(862)
Agency mortgage-backed securities,
residential	71,510	(7,178)	49,789	(7,805)	121,299	(14,983)
Total available for sale	$110,756	$(8,215)	$73,318	$(10,536)	$184,074	$(18,751)

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

At September 30, 2023, the Company had 102 available for sale debt securities in an unrealized position without an allowance for credit losses, of which 19 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 80 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions and, therefore, the Company carried no allowance for credit losses on available for sale debt securities at September 30, 2023.

NOTE 3 – SECURITIES (Continued)
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

Held to Maturity Debt Securities	Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$—
Impact of adopting ASC 326	3
Provision for (recovery of) credit loss expense	(1)
Allowance for credit losses ending balance	$2

The Company’s held to maturity securities primarily consist of obligations of states and political subdivisions. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At September 30, 2023, there were no past due principal and interest payments related to held to maturity securities. Upon adoption of ASC 326 on January 1, 2023, the Company identified a cumulative loss rate of .03% using historical loss data provided by S&P and Moody’s bond rating service. This resulted in a $3 credit loss reserve for held to maturity debt securities. During the third quarter of 2023, the cumulative loss rate decreased to 0.02%, resulting in a $1 recovery of provision expense during the three and nine months ended September 30, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	September 30, 2023	December 31, 2022

Residential real estate	$321,967	$297,036
Commercial real estate:
Owner-occupied	79,503	72,719
Nonowner-occupied	183,369	182,831
Construction	48,538	33,205
Commercial and industrial	157,275	151,232
Consumer:
Automobile	62,216	54,837
Home equity	32,073	27,791
Other	76,281	65,398
	961,222	885,049
Less: Allowance for credit losses	(8,173)	(5,269)

Loans, net	$953,049	$879,780

At September 30, 2023 and December 31, 2022, net deferred loan origination costs were $892 and $663, respectively. At September 30, 2023 and December 31, 2022, net unamortized loan purchase premiums were $739 and $1,142, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2023 and December 31, 2022:

September 30,2023	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$17	$—	$1,299	$1,299
Commercial real estate:
Owner-occupied	—	787	—	787
Nonowner-occupied	—	—	64	64
Construction	—	—	2	2
Commercial and industrial	—	—	51	51
Consumer:
Automobile	55	—	188	188
Home equity	—	—	97	97
Other	31	—	127	127
Total	$103	$787	$1,828	$2,615

December 31, 2022	Loans Past Due 90 Days And Still Accruing	Nonaccrual

Residential real estate	$100	$1,708
Commercial real estate:
Owner-occupied	—	938
Nonowner-occupied	—	70
Construction	—	75
Commercial and industrial	—	150
Consumer:
Automobile	27	82
Home equity	—	151
Other	411	59
Total	$538	$3,233

The Company recognized $55 and $142 of interest income in nonaccrual loans during the three and nine months ended September 30, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2023 and December 31, 2022:

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,832	$337	$428	$2,597	$319,370	$321,967
Commercial real estate:
Owner-occupied	99	74	787	960	78,543	79,503
Nonowner-occupied	64	—	—	64	183,305	183,369
Construction	4	—	—	4	48,534	48,538
Commercial and industrial	73	79	51	203	157,072	157,275
Consumer:
Automobile	789	196	191	1,176	61,040	62,216
Home equity	723	—	97	820	31,253	32,073
Other	470	422	150	1,042	75,239	76,281
Total	$4,054	$1,108	$1,704	$6,866	$954,356	$961,222

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,799	$701	$497	$2,997	$294,039	$297,036
Commercial real estate:
Owner-occupied	97	—	938	1,035	71,684	72,719
Nonowner-occupied	626	5	—	631	182,200	182,831
Construction	40	45	17	102	33,103	33,205
Commercial and industrial	21	—	150	171	151,061	151,232
Consumer:
Automobile	804	240	97	1,141	53,696	54,837
Home equity	204	—	151	355	27,436	27,791
Other	875	113	452	1,440	63,958	65,398
Total	$4,466	$1,104	$2,302	$7,872	$877,177	$885,049

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

As of September 30, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$9,870	$10,287	$24,938	$6,041	$6,427	$17,397	$1,203	$76,163
Special Mention	—	—	—	—	—	704	—	704
Substandard	—	—	—	—	484	1,853	299	2,636
Doubtful	—	—	—	—	—	—	—	—
Total	$9,870	$10,287	$24,938	$6,041	$6,911	$19,954	$1,502	$79,503

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$9,898	$29,533	$32,637	$25,574	$15,558	$62,778	$1,440	$177,418
Special Mention	—	—	—	3,251	—	1,853	—	5,104
Substandard	—	—	847	—	—	—	—	847
Doubtful	—	—	—	—	—	—	—	—
Total	$9,898	$29,533	$33,484	$28,825	$15,558	$64,631	$1,440	$183,369

Current Period gross charge-offs	$—	$—	$132	$—	$—	$—	$—	$132

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$11,396	$26,764	$6,275	$307	$405	$3,336	$55	$48,538
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$11,396	$26,764	$6,275	$307	$405	$3,336	$55	$48,538

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial and Industrial:
Risk Rating
Pass	$5,170	$32,171	$27,308	$31,884	$421	$28,503	$29,844	$155,301
Special Mention	147	—	61	—	—	24	90	322
Substandard	—	—	—	1,454	—	198	—	1,652
Doubtful	—	—	—	—	—	—	—	—
Total	$5,317	$32,171	$27,369	$33,338	$421	$28,725	$29,934	$157,275

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$29	$29

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
December 31, 2022	Pass	Criticized	Classified	Total
Commercial real estate:
Owner-occupied	$68,236	$3,545	$938	$72,719
Nonowner-occupied	177,479	5,352	—	182,831
Construction	33,143	—	62	33,205
Commercial and industrial	147,627	1,879	1,726	151,232
Total	$426,485	$10,776	$2,726	$439,987

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2023 and  December 31, 2022:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$39,481	$44,441	$52,742	$46,166	$22,172	$96,487	$19,162	$320,651
Nonperforming	—	—	—	—	187	1,129	—	1,316
Total	$39,481	$44,441	$52,742	$46,166	$22,359	$97,616	$19,162	$321,967

Current Period gross charge-offs	$—	$—	$3	$—	$—	$100	$—	$103

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$24,641	$22,862	$8,264	$3,608	$1,508	$1,090	$—	$61,973
Nonperforming	8	126	57	22	10	20	—	243
Total	$24,649	$22,988	$8,321	$3,630	$1,518	$1,110	$—	$62,216

Current Period gross charge-offs	$21	$117	$112	$5	$26	$3	$—	$284

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$—	$—	$—	$—	$—	$6	$31,970	$31,976
Nonperforming	—	—	—	—	—	—	97	97
Total	$—	$—	$—	$—	$—	$6	$32,067	$32,073

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$87	$87

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$15,529	$27,250	$12,046	$5,017	$1,370	$1,084	$13,827	$76,123
Nonperforming	7	11	21	100	8	6	5	158
Total	$15,536	$27,261	$12,067	$5,117	$1,378	$1,090	$13,832	$76,281

Current Period gross charge-offs	$223	$71	$93	$67	$26	$52	$191	$723

	Consumer
December 31, 2022	Automobile	Home Equity	Other	Residential Real Estate	Total
Performing	$54,728	$27,640	$64,928	$295,228	$442,524
Nonperforming	109	151	470	1,808	2,538
Total	$54,837	$27,791	$65,398	$297,036	$445,062

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.23% of total loans were unsecured at September 30, 2023, down from 4.52% at December 31, 2022.

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

During the nine months ended September 30, 2023, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2023 and 2022:

September 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,107	$2,252	$1,115	$2,097	$7,571
Provision for credit losses	(44)	238	68	550	812
Loans charged-off	(32)	—	—	(453)	(485)
Recoveries	25	73	7	170	275
Total ending allowance balance	$2,056	$2,563	$1,190	$2,364	$8,173

September 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$614	$1,846	$1,548	$1,206	$5,214
Provision for credit losses	(189)	42	(308)	77	(378)
Loans charged-off	(57)	(20)	—	(262)	(339)
Recoveries	55	29	36	194	314
Total ending allowance balance	$423	$1,897	$1,276	$1,215	$4,811

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2023 and 2022:

September 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$681	$2,038	$1,293	$1,257	$5,269
Impact of adopting ASC 326	1,345	162	(116)	771	2,162
Provision for credit losses	84	394	(87)	1,000	1,391
Loans charged-off	(103)	(132)	(29)	(1,094)	(1,358)
Recoveries	49	101	129	430	709
Total ending allowance balance	$2,056	$2,563	$1,190	$2,364	$8,173

September 30, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$980	$2,548	$1,571	$1,384	$6,483
Provision for credit losses	(545)	(683)	271	266	(691)
Loans charged-off	(99)	(36)	(618)	(964)	(1,717)
Recoveries	87	68	52	529	736
Total ending allowance balance	$423	$1,897	$1,276	$1,215	$4,811

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the balance in the allowance for credit losses and the recorded investment of loans by portfolio segment and based on impairment method as of December 31, 2022:

December 31, 2022	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	681	2,038	1,293	1,257	5,269
Total ending allowance balance	$681	$2,038	$1,293	$1,257	$5,269

Loans:
Loans individually evaluated for impairment	$—	$1,986	$—	$28	$2,014
Loans collectively evaluated for impairment	297,036	286,769	151,232	147,998	883,035
Total ending loans balance	$297,036	$288,755	$151,232	$148,026	$885,049

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of September 30, 2023:

	Collateral Type
September 30, 2023	Real Estate	Business Assets	Total
Residential real estate	$229	$—	$229
Commercial real estate:
Owner-occupied	517	270	787
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$773	$270	$1,043

The following tables present information related to loans individually evaluated for impairment by class of loans as of  December 31, 2022:

December 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:	$—	$—	$—
With no related allowance recorded:
Commercial real estate:
Owner-occupied	1,692	1,607	—
Nonowner-occupied	379	379	—
Consumer:
Home equity	28	28	—
Total	$2,099	$2,014	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present information related to loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2022:

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

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2023, the Company had $68 in other real estate owned for residential real estate properties compared to none at December 31, 2022. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $349 and $370 as of September 30, 2023 and December 31, 2022, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2023, the contract amounts of these instruments totaled approximately $128,781, compared to $103,413 at December 31, 2022.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At September 30, 2023, the estimated ACL related to off-balance sheet commitments was $643, which included $77 provision expense during the three months ended September 30, 2023 and $11 in provision during the nine months ended September 30, 2023. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2023 and December 31, 2022 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2023	$43,357	$2,394	$45,751
December 31, 2022	$15,569	$2,376	$17,945

NOTE 6 – OTHER BORROWED FUNDS (Continued)

Pursuant to collateral agreements with the FHLB, advances are secured by $315,076 in qualifying mortgage loans, $34,202 in commercial loans and $2,922 in FHLB stock at September 30, 2023.  Fixed-rate FHLB advances of $43,357 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 3.19% at September 30, 2023 and 2.34% at December 31, 2022.  There were no variable-rate FHLB borrowings at September 30, 2023.

At September 30, 2023, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described below.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at September 30, 2023.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $180,030 at September 30, 2023.  Of this maximum borrowing capacity, the Company had $87,522 available to use as additional borrowings, of which $87,522 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of November 18, 2024, and have fixed rates ranging from 3.15% to 5.00% and a year-to-date weighted average cost of 3.61% at September 30, 2023, as compared to 1.35% at December 31, 2022.  At September 30, 2023, there were six promissory notes payable by Ohio Valley to related parties totaling $2,394. There were no promissory notes payable to other banks at September 30, 2023 or December 31, 2022.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $49,150 at September 30, 2023 and $75,140 at December 31, 2022.

Scheduled principal payments as of September 30, 2023:

	FHLB Borrowings	Promissory Notes	Totals

2023	$1,611	$—	$1,611
2024	4,959	2,394	7,353
2025	4,983	—	4,983
2026	12,908	—	12,908
2027	11,397	—	11,397
Thereafter	7,499	—	7,499
	$43,357	$2,394	$45,751

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

Total revenues from the banking segment, which accounted for the majority of the Company’s total revenues, totaled 95.1% and 94.0% of total consolidated revenues for the quarters end September 30, 2023 and 2022, respectively.

The accounting policies used for the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$10,816	$560	$11,376
Provision for (recovery of) credit losses	727	161	888
Noninterest income	2,526	42	2,568
Noninterest expense	9,793	586	10,379
Provision for income taxes	456	(30)	426
Net income	2,366	(115)	2,251
Assets	1,299,554	14,398	1,313,952

	Three Months Ended September 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$11,299	$546	$11,845
Provision for (recovery of) credit losses	(400)	22	(378)
Noninterest income	2,573	42	2,615
Noninterest expense	9,743	604	10,347
Provision for income taxes	809	(8)	801
Net income	3,720	(30)	3,690
Assets	1,238,597	13,877	1,252,474

	Nine Months Ended September 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$33,070	$1,642	$34,712
Provision for (recovery of) credit losses	1,351	50	1,401
Noninterest income	8,144	904	9,048
Noninterest expense	29,173	1,893	31,066
Provision for income taxes	1,759	126	1,885
Net income	8,931	477	9,408
Assets	1,299,554	14,398	1,313,952

	Nine Months Ended September 30, 2022
	Banking	Consumer Finance	Total Company
Net interest income	$30,791	$1,597	$32,388
Provision for (recovery of) credit losses	(700)	9	(691)
Noninterest income	7,987	984	8,971
Noninterest expense	28,296	1,862	30,158
Provision for income taxes	1,930	148	2,078
Net income	9,252	562	9,814
Assets	1,238,597	13,877	1,252,474

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 31 months to 18 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of September 30, 2023	As of December 31, 2022
Operating leases:
Operating lease right-of-use assets	$1,251	$1,294
Operating lease liabilities	1,251	1,294

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$49	$51	$155	$135
Short-term lease expense	7	10	7	28

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2023 are as follows:

Operating Leases
2023 (remaining)	$49
2024	195
2025	195
2026	140
2027	108
Thereafter	875
Total lease payments	1,562
Less: Imputed Interest	(311)
Total operating leases	$1,251

Other information is as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted-average remaining lease term for operating leases	13.2 years	12.1 years
Weighted-average discount rate for operating leases	2.92%	2.70%

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

NOTE 10 – DEPOSITS

Deposits are comprised of the following:

	September 30, 2023	December 31, 2022

Noninterest-bearing deposits	$326,545	$354,413

Interest-bearing deposits:
NOW accounts	188,649	209,758
Savings and money market	259,150	311,565
Time deposits of $250,000 or less	254,192	115,049
Time deposits of more than $250,000	67,004	36,870
Total interest-bearing deposits	768,995	673,242

Total deposits	$1,095,540	$1,027,655

Brokered deposits, included in time deposits, were $66,071 and $3,999 at September 30, 2023 and December 31, 2022, respectively.

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

BUSINESS OVERVIEW: The following discussion on consolidated financial statements includes the accounts of Ohio Valley and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), Ohio Valley Financial Services Agency, LLC, an insurance agency, and OVBC Captive, Inc., a limited purpose property and casualty insurance company (“the Captive”). The Bank has two wholly-owned subsidiaries, Race Day Mortgage, Inc., an Ohio corporation that provided online consumer mortgages (“Race Day”), and Ohio Valley REO, LLC, an Ohio limited liability company. In February 2023, Ohio Valley announced that it was taking steps toward closing Race Day. The decision to start this process was made due to low loan demand, issues retaining personnel, and lack of profitability.  All pending loan applications have been processed and a closing date will be determined upon termination of various contractual service agreements.

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

FINANCIAL RESULTS OVERVIEW: Net income totaled $2,251 during the third quarter of 2023, a decrease of $1,439 from the same period of 2022. Earnings per share for the third quarter of 2023 finished at $.47 per share, compared to $.77 per share during the third quarter of 2022. Net income totaled $9,408 during the nine months ended September 30, 2023, a decrease of $406 from the same period of 2022. Earnings per share during the first nine months of 2023 finished at $1.97 per share, compared to $2.06 per share during the first nine months of 2022. During both the quarterly and year-to-date periods, earnings were negatively impacted by higher provision for credit loss and noninterest expenses. Net earnings were also negatively impacted by lower net interest income during the quarterly period, while higher net interest income had a positive impact to net earnings during the year-to-date period. Noninterest income was relatively stable and had minimal impact to both the quarterly and year-to-date net earnings. The impact of lower net earnings during 2023 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which decreased to 1.00% for the nine months ended September 30, 2023, compared to 1.04% for the nine months ended September 30, 2022.  The Company’s net income to average equity ratio, or return on equity, also decreased to 9.21% for the nine months ended September 30, 2023, compared to 9.56% for the nine months ended September 30, 2022.

During the three months ended September 30, 2023, net interest income decreased $469 from the same period in 2022. This was impacted by a decrease in the net interest margin, which finished at 3.85% during the three months ended September 30, 2023, compared to 4.03% during the same period in 2022. Margin compression during the quarter was largely the result of rate increases on deposit accounts and a composition shift to higher-cost certificate of deposit (“CD”) accounts. Furthermore, the higher utilization of wholesale funding sources to fund quarterly asset growth contributed to a higher cost of funds, which also had a negative effect on the margin. Partially offsetting the negative effects of higher-cost funding sources was a 0.8% increase in average earning assets during the third quarter of 2023, primarily from loans. In contrast to the quarterly results, net interest income during the nine months ended September 30, 2023 increased $2,324 over the same period in 2022. Growth in year-to-date net interest income was impacted by an increase in the net interest margin, which more than offset the effects of lower average earning assets. The Federal Reserve’s actions of increasing market interest rates during 2022 and 2023 have had a significant impact in growing the net interest margin, which finished at 4.03% for the nine months ended September 30, 2023, compared to 3.73% for the same period in 2022. The year-to-date net interest margin responded positively due to the yield on earning assets increasing more than the cost of interest-bearing liabilities. Average earning assets decreased 0.5% during the first nine months of 2023, compared to the same period in 2022. While average earning assets were down, the Company benefited from having higher relative balances maintained in loans, as opposed to the Federal Reserve, which generally yields less than loans. During the nine months ended September 30, 2023, average loans increased $87,715, while average balances with the Federal Reserve decreased $73,664, compared to the same period in 2022.

During the three and nine months ended September 30, 2023, the Company’s provision expense for credit loss was $888 and $1,401, compared to a negative provision of $378 and $691 during the three and nine months ended September 30, 2022, respectively. Provision expense during 2023 was largely related to net charge-offs, increases in certain qualitative risk factors, and a general growth in loan balances, partially offset by lower expected loss rates. The negative provision expense from 2022 was largely impacted by improvements in lower criticized and classified loans and the partial release of the COVID reserve for the pandemic environment.

Noninterest income decreased $47 during the three months ended September 30, 2023, and increased $77 during the nine months ended September 30, 2023, compared to the same periods in 2022. The factors contributing to increases in noninterest income were largely from higher service charges on deposit accounts and higher commissions earned by Race Day during 2023 for mortgage application referrals. The factors contributing to decreases in noninterest income were largely from decreases in mortgage banking income from loan sales to the secondary market, which have been negatively impacted by elevated mortgage rates.

During the three and nine months ended September 30, 2023, noninterest expense increased $32 and $908 over the same periods in 2022, respectively. The increases were primarily related to salaries and employee benefit costs impacted by higher annual merit expenses. The Company also experienced increases in FDIC insurance premiums, software expense, and furniture and equipment costs, partially offset by decreases in professional fees and Race Day operating expenses.

The Company’s provision for income taxes decreased $375 and $193 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively.  This was largely due to the changes in taxable income affected by the factors mentioned above.

At September 30, 2023, total assets were $1,313,952, an increase of $103,165 from year-end 2022.  Higher assets were primarily impacted by increases in loans and cash and cash equivalents, which were collectively up $121,373, or 13.0%, from year-end 2022. Growth in total loans came from increases in the consumer loan segment (+15.2%), residential real estate loan segment (+8.4%), commercial real estate loan segment (+7.8%), and commercial and industrial loan segment (+4.0%). Growth in cash and cash equivalents came primarily from higher balances held at the Federal Reserve as a result of proceeds from the maturities and principal repayments of securities, as well as the growth in deposits and other borrowed funds.

At September 30, 2023, total liabilities were $1,177,159, up $101,400 from year-end 2022. Contributing most to this increase were higher deposit balances, which increased $67,885 from year-end 2022.  The increase was impacted mostly from higher time deposits, partially offset by lower NOW, savings, money market, and noninterest-bearing demand deposits.

At September 30, 2023, total shareholders' equity was $136,793, up $1,765 from December 31, 2022. This increase came from year-to-date net income, partially offset by cash dividends paid and an increase in net unrealized losses on available for sale securities. The increase in shareholders’ equity was further limited by the adoption of new accounting guidance for measuring credit losses, which required a $2,209 charge to retained earnings. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2023 and December 31, 2022

The following discussion focuses in more detail on the consolidated financial condition of the Company at September 30, 2023 compared to December 31, 2022.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2023, cash and cash equivalents were $91,190, an increase of $45,200, or 98.3%, from December 31, 2022. The increase in cash and cash equivalents came mostly from higher interest-bearing deposits on hand with correspondent banks.  Over 80% of cash and cash equivalents consisted of the Company’s interest-bearing Federal Reserve Bank clearing account, which increased $42,359, or 137.6%, from year-end 2022. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first nine months of 2023, the Company experienced increases in funds from Bank deposits, primarily time deposits, which were maintained in the Federal Reserve account. Other funds also came from the maturities and paydowns of securities available for sale and proceeds from FHLB borrowings. A portion of these clearing account funds were used to reinvest in higher-yielding loans, and to also help cover deposit runoff in noninterest-bearing demand and other interest-bearing deposit balances. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee. During the first nine months of 2023, the rate associated with the Company’s Federal Reserve Bank clearing account increased 100 basis points due to continued rising inflationary concerns, resulting in a target federal funds rate range of 5.25% to 5.50%. The interest-bearing deposit balances in the Federal Reserve Bank account are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Certificates of Deposit in Financial Institutions

At September 30, 2023, the Company had no balances classified as CDs owned by the Captive, compared to $1,862 at year-end 2022.

Securities

The balance of total securities decreased $17,512, or 9.1%, compared to year-end 2022.  The decrease came mostly from U.S. Government agency (“Agency”) mortgage-backed securities, which were down $15,994, or 13.2%, from year-end 2022. The Company’s investment securities portfolio is made up mostly of Agency mortgage-backed securities, which represented 59.9% of total investments at September 30, 2023.  During the first nine months of 2023, the Company received proceeds from principal repayments of $13,773.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The Company also experienced $2,000 in maturities from its Agency security portfolio, which further decreased investments from year-end 2022.

Further contributing to these decreasing factors were changes in net unrealized losses associated with available for sale securities. During the nine months ended September 2023, long-term reinvestment rates increased, which led to a $2,097 decrease in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates moved up, the unrealized loss in the portfolio was increased causing the fair value to decrease. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Gross loan balances increased to $961,222 at September 30, 2023, representing an increase of $76,173, or 8.6%, as compared to $885,049 at December 31, 2022.  The Company recognized increases in all of its loan segments from year-end 2022.

The Company’s commercial loan portfolio increased $28,698, or 6.5%, from year-end 2022. Contributing most to this increase were higher loan balances within the commercial real estate portfolio, which increased $22,655, or 7.8%, from year-end 2022. The commercial real estate segment comprised the second largest portion of the Company’s total loan portfolio at September 30, 2023, at 32.4%. The increase from year-end 2022 came primarily from the construction loan segment.

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, up $6,043, or 4.0%, from year-end 2022. The growth was impacted by an increase in larger loan originations during the year. Commercial and industrial loans consist of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail, and wholesale merchants. Collateral securing these loans includes equipment, inventory, and stock.

The Company’s residential real estate loan portfolio increased $24,931, or 8.4%, from year-end 2022.  At September 30, 2023, residential real estate loans represented the largest segment of the Company’s total loan portfolio at 33.5% and consisted primarily of one- to four-family residential mortgages and carries many of the same customer and industry risks as the commercial loan portfolio. The increase in residential real estate loans was largely related to short-term adjustable-rate mortgages, which increased $24,468, or 14.9%, from year-end 2022. With elevated mortgage rates, mortgage customers are selecting more in-house variable rate mortgage products instead of long-term fixed-rate products.

Further increases in loans came from the Company’s total consumer loan balances from year-end 2022, which increased $22,544, or 15.2%. This change was impacted by a $10,883, or 16.6%, increase in other consumer loans. Growth in other consumer loans came largely from the purchase of a pool of unsecured loans in January 2023 that had a carrying amount of $12,412 at September 30, 2023.  Growth in consumer loans also came from a $7,379, or 13.5%, increase in automobile loans, and a $4,282, or 15.4%, increase in home equity lines of credit.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. Upon adoption of ASC 326 on January 1, 2023, and as of September 30, 2023, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis were due to non-credit related factors. Furthermore, the security types for all AFS debt securities contained explicit government guarantees. Therefore, no ACL was recorded, and no provision expense was recognized during the three and nine months ended September 30, 2023.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. Upon adoption of ASC 326 on January 1, 2023, a $3 ACL was recognized based on a .03% cumulative default rate taken from the S&P and Moody’s bond rating index. At September 30, 2023, the ACL for HTM debt securities was reduced to $2 based on a decrease in the cumulative default rate from .03% to .02%. This resulted in a $1 recovery of provision expense during the three and nine months ended September 30, 2023.

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

As of September 30, 2023, the ACL for loans totaled $8,173, or 0.85%, of total loans. As of December 31, 2022, the ACL for loans totaled $5,269, or 0.60%, of total loans. The increase in the ACL of $2,904, or 55.1%, was primarily due to the $2,162 impact of adopting ASC 326 on January 1, 2023, affected mostly by the residential real estate and consumer loan portfolio segments. Upon transition to the CECL model, the Company’s ACL increased another $742 to finish with $8,173 in reserves, all from loans collectively evaluated. This increase was mostly impacted by additional reserves associated with certain qualitative risk factors incorporating the national trend of higher loan delinquencies and charge offs. Higher ACL reserves were also impacted by a $22,441 increase in collectively evaluated loan balances during the first nine months of 2023, primarily from the consumer and commercial loan segments. These factors were partially offset by lower expected loss rates in relation to an improved unemployment and gross domestic product forecast.

The Company experienced lower delinquency levels from year-end 2022. Nonperforming loans to total loans decreased to 0.28% at September 30, 2023, compared to 0.43% at December 31, 2022, and nonperforming assets to total assets decreased to 0.21% at September 30, 2023, compared to 0.31% at December 31, 2022.

During the first nine months of 2023, the Company individually evaluated several loans associated with two borrower relationships for expected credit loss. The fair value of the loans’ collateral was measured to the loans’ recorded investment and no expected losses were identified as part of that review. As a result, there were no specific reserves recorded during the three and nine months ended September 30, 2023.

Management believes that the allowance for credit losses at September 30, 2023 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the allowance for credit losses as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits continue to be the most significant source of funds used by the Company to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Total deposits at September 30, 2023 increased $67,885, or 6.6%, from year-end 2022. This change in deposits came primarily from interest-bearing deposit balances, which were up by $95,753, or 14.2%, from year-end 2022, while noninterest-bearing deposits decreased $27,868, or 7.9%, from year-end 2022.
The increase in interest-bearing deposits came primarily from time deposit balances, which increased $169,277, or 111.4%, from year-end 2022. The increase came from retail time deposits, which increased $105,290 from year-end 2022. As market rates increased during 2022, deposit rates began adjusting upward during the second half of 2022 and into 2023. This has contributed to higher rate offerings on CD products, influencing a consumer shift away from lower-cost savings and money market products and into more higher-cost time deposit products. Further increases came from brokered CD issuances, which were up collectively by $63,987, primarily to fund asset growth during the first nine months of 2023.
Partially offsetting the increases in time deposits were decreases in savings deposits (down $25,957) and money market deposits (down $26,458) from year-end 2022. Elevated deposit rates on CD products and deposit rate competition were contributing factors to the deposit decreases.
The growth in time deposit balances were also partially offset by lower interest-bearing NOW account balances from year-end 2022, which decreased $21,109, or 10.1%. This decrease was largely driven by lower municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.
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
Other Borrowed Funds
Other borrowed funds were $45,751 at September 30, 2023, an increase of $27,806, or 155.0%, from year-end 2022. The increase was related to a $10,000 FHLB fixed-rate advance from the second quarter and $20,000 in FHLB fixed-rate advances from the third quarter that were used to help fund earning asset growth. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at September 30, 2023 increased $1,765, or 1.3%, to finish at $136,793, as compared to $135,028 at December 31, 2022. This was primarily from year-to-date net income, partially offset by a decrease in the fair value of available for sale securities, cash dividends paid, and a transition adjustment related to the adoption of ASC 326. The after-tax change in fair value totaled $1,657 from year-end 2022, as long-term market rates increased during the first nine months of 2023, causing a decrease in the fair value of the Company’s available for sale investment portfolio. The after-tax impact from the adoption of ASC totaled $2,209 and was applied against retained earnings effective January 1, 2023.
Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2023 and 2022
The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2023, compared to the same period in 2022. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended September 30, 2023, net interest income decreased $469, or 4.0%, compared to the same period in 2022. During the nine months ended September 30, 2023, net interest income increased $2,324, or 7.2%, compared to the same period in 2022. The quarterly decrease in net interest income was negatively impacted by the current trend of rising interest costs that emerged in late 2022 and early 2023. During most of 2022, the Company experienced an increasing trend in the net interest margin in relation to the significant increase in market interest rates based on actions taken by the Federal Reserve. These rate increases were favorable to the Bank as a result of the substantial amount of immediately-repricing, interest-earning assets it maintained on its balance sheet and the ability to sustain a low cost of deposits in relation to the rising interest rates. However, during the fourth quarter of 2022 and first quarter of 2023, the Bank began to use its excess cash to fund a decline in deposit balances and an increase in loans. In addition, during the first quarter of 2023, the average cost of the Bank’s interest-bearing deposits began to increase more significantly due to customer pricing pressures, deposit competition, and a higher utilization of wholesale funding sources. These factors contributed to net interest margin compression during the third quarter of 2023, resulting in a higher increase in interest expense on deposits and borrowings than the increase in interest income on earning assets. While the year-to-date net interest margin continues to remain stronger than the year before, the higher deposit rates and use of more expensive wholesale funding sources continue to reduce the pace of margin growth. The net interest margin during the nine months ended September 30, 2023 increased 30 basis points over the prior year. This is compared to a year-over-year margin increase of 54 basis points at June 30, 2023, and a year-over-year margin increase of 70 basis points at March 31, 2023.

Total interest and fee income recognized on the Company’s earning assets increased $3,400, or 27.1%, during the third quarter of 2023, and $10,333, or 30.0%, during the first nine months of 2023, compared to the same periods in 2022. The earnings growth was impacted by interest on loans, which increased $3,315, or 30.2%, and $9,066, or 29.4%, during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. This improvement was largely related to average loan yield increases impacted by the aggressive actions taken by the Federal Reserve to increase rates during 2022 and 2023. Since the end of September 2022, the Federal Reserve has increased rates by another 225 basis points, which contributed to the repricing of a portion of the Company’s loan portfolio. As a result, the average interest rate yield on loans increased 90 basis points to 6.02% during the third quarter of 2023, and increased 85 basis points to 5.82% during the first nine months of 2023, compared to the same periods in 2022, respectively. Average loans increased $92,049, or 10.7%, and $87,716, or 10.5%, during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. The increases were largely impacted by growth in average commercial and consumer loans.

Total interest income from interest-bearing deposits with banks increased $85 during the third quarter of 2023, and $897 during the first nine months of 2023, compared to the same periods in 2022, respectively. This growth in income was largely from the rate increases associated with the Company’s interest-bearing Federal Reserve Bank clearing account. As previously mentioned, the Federal Reserve took action during 2022 to increase short-term rates due to rising inflationary concerns. Since the end of September 2022, the target federal funds rate has increased by another 225 basis points. This had a corresponding effect to the interest rate tied to the Federal Reserve clearing account, which also increased by 225 basis points during that time. The impact from higher rates was partially offset by lower average Federal Reserve Bank balances, which decreased $46,031 during the third quarter of 2023, and $73,664 during the first nine months of 2023, compared to the same periods in 2022, respectively. The Company utilized Federal Reserve Bank balances to help fund new loans and manage the net decrease in average deposits during that time.

Total interest on securities increased $23, or 2.5%, during the third quarter of 2023, and $360, or 14.0%, during the first nine months of 2023, compared to the same periods in 2022, respectively. Contributing most to this increase was the average yield on securities increasing 21 basis points to reach 1.91% during the third quarter of 2023, and 29 basis points to reach 1.92% during the first nine months of 2023, compared to the same periods in 2022, respectively. The average yield increase was positively impacted by the reinvestment of maturities at market rates higher than the average portfolio yield. The average securities yield was also positively impacted by the Company’s decision to sell $12,500 in lower yielding securities during the fourth quarter of 2022 and use the proceeds to reinvest into higher-yielding securities. However, with the Company’s focus of reinvesting excess funds into higher-yielding loans and managing excess funds within its higher-yielding Federal Reserve deposit account, average security balances have decreased $19,301 and $16,870 during the third quarter and first nine months of 2023, compared to the same periods in 2022, respectively.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $3,869 during the third quarter of 2023, and $8,009 during the first nine months of 2023, compared to the same periods in 2022, respectively. Increases in interest expense were impacted by a rise in average costs combined with increases in higher-costing average deposit balances. The elevated market rates in 2022 and 2023 had a more immediate impact to increasing rates on earning assets, while the average cost of deposits did not increase until the second half of 2022. Entering 2023, rates on the Company’s retail CD offerings have adjusted to much higher levels than a year ago, leading to more of a consumer demand to reinvest from lower-cost NOW, savings and money market deposit products (average cost at 0.78%) into more time deposit products (average cost at 3.24%). Furthermore, the Company issued $76,134 in brokered CDs during the first half of 2023 with a weighted average interest rate of 4.58%. These wholesale deposits were used to fund asset growth, but also contributed to the growth in interest expense over 2022. With deposit rates on the rise, the Company experienced a composition shift from less lower-cost average NOW, savings, and money market account balances (down $70,389) into more higher-cost average time deposit balances (up $80,383). As a result of the rate repricings on time deposits and the deposit shift into higher-cost deposits, the Company’s total weighted average costs on interest-bearing deposits increased by 136 basis points from 0.28% at September 30, 2022, to 1.64% at September 30, 2023.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2023, the Company’s third quarter net interest margin decreased to 3.85% at September 30, 2023, compared to 2022’s third quarter net interest margin of 4.03% at September 30, 2022. As previously discussed, the quarterly margin decrease was caused by higher average costs associated with the Bank’s interest-bearing liabilities due to customer pricing pressures, deposit competition, and a higher utilization of wholesale funding sources. Furthermore, the Bank continues to experience a deposit composition shift into more higher-costing retail CDs and less lower-costing NOW, savings, money market, and checking account deposits, which put increased pressure on margin growth during the third quarter of 2023. Partially offsetting these negative effects during the third quarter of 2023 were increases in earning asset yields and a higher composition of average loan balances.

The Company’s year-to-date net interest margin improved to 4.03% at September 30, 2023, compared to 2022’s year-to-date net interest margin of 3.73% at September 30, 2022. Year-to-date margin improvement was impacted by the actions taken by the Federal Reserve to increase rates during 2022 and 2023. This had a direct impact to the rate repricings on the loan and securities portfolios, and the Federal Reserve Bank account, which had a positive impact on the margin. Margin enhancement also came from the redeployment of Federal Reserve Bank balances into higher yielding loans. Partially offsetting these positive effects to the margin have been increases in average deposit costs and the composition shift to higher-cost time deposit balances from a year ago. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Credit Losses
For the three months ended September 30, 2023, the Company’s provision for credit losses expense totaled $888, an increase of $1,266 when compared to $378 in negative provision expense during the three months ended September 30, 2022. For 2023, third quarter provision expense was primarily related to additional reserves associated with certain qualitative risk factors that incorporated a national trend of higher loan delinquencies and charge offs.  This contributed to $779 in provision expense from the Company’s economic risk factor calculation. Other increases to provision expense came from higher net charge-offs on loans and an increase in general loan balances, that collectively contributed to $301 in provision expense during the third quarter of 2023. Partially offsetting these negative effects was a $310 reduction in provision expense from the Company’s lower expected loss rates in relation to an improved unemployment and gross domestic product forecast. For 2022, third quarter negative provision expense was related to the elimination of a specific reserve on a collateral dependent impaired loan. Upon receiving payoff of the impaired loan, the Company reduced provision expense by $297, which had represented the specific reserves allocated to the collateral deficiency of the loan.

For the nine months ended September 30, 2023, the Company’s provision for credit losses expense totaled $1,401, an increase of $2,092 when compared to $691 in negative provision expense during the nine months ended September 30, 2022. For 2023, year-to-date provision expense was impacted by additional reserves associated with certain qualitative risk factors that incorporated a national trend of higher loan delinquencies and charge offs. This contributed to $863 in provision expense from the Company’s economic risk factor calculation. Further provision expense in 2023 came from $649 in net loan charge-offs and $614 in expected losses associated with an increase in general loan balances from year-end 2022. Partially offsetting these negative effects was a $748 reduction in provision expense from the Company’s lower expected loss rates in relation to an improved unemployment and gross domestic product forecast. For 2022, year-to-date negative provision expense was impacted by the release of general loan reserves within the allowance based on various credit quality improvements. During the first quarter of 2022, the Company released $645 in COVID general reserves due to positive asset quality trends and lower net charge offs, which resulted in a corresponding decrease of $645 to provision expense in March 2022. Further contributing to negative provision expense during the first nine months of 2022 was the release of $1,017 in other general reserves. This reduction in other general reserves was affected by various improvements within the economic risk factor calculation that included: lower criticized and classified assets, lower delinquency levels, and higher annualized level of loan recoveries. This resulted in a corresponding decrease of $1,017 to provision expense during the first nine months of 2022. The impact of lower general reserves was partially offset by $981 in net charge-offs, which increased provision expense during the first nine months of 2022.

Credit loss expense during 2023 also came from unfunded commitments on off-balance sheet liabilities. Upon adoption of ASC 326, the Company established $631 in reserves for unfunded commitments within total liabilities on the consolidated balance sheet. This transition adjustment was included as a charge to retained earnings on January 1, 2023. The Company re-evaluated its unfunded commitments to extend credit at September 30, 2023 and determined a reserve of $643 was required, which resulted in provision expense of $77 during the third quarter of 2023, and provision expense of $12 during the first nine months of 2023.

Credit loss expense during 2023 was further impacted by held to maturity debt securities. Upon adoption of ASC 326, the Company established $3 in reserves for held to maturity debt securities on the consolidated balance sheet. This transition adjustment was included as a charge to retained earnings on January 1, 2023. The Company re-evaluated its reserve for held to maturity debt securities at September 30, 2023 and determined a reserve of $2 was required, which resulted in a $1 recovery of provision expense during both the three and nine months ended September 30, 2023.

Future provisions to the allowance for credit losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Credit Losses” within this Management’s Discussion and Analysis (this “MD&A”).

Noninterest Income

Noninterest income decreased $47, or 1.8%, during the three months ended September 30, 2023, and increased $77, or 0.9%, during the nine months ended September 30, 2023, compared to the same periods in 2022, respectively. Noninterest revenue was positively impacted by increases in other noninterest income, which increased $37 and $462 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. The changes to other noninterest income came primarily from broker fee income at Race Day. Beginning in the fourth quarter of 2022, Race Day transitioned from originating and selling loans to a broker that identifies and matches home borrowers with potential lenders, while also assisting in the underwriting process. This transition is a result of the Company’s decision to discontinue operations of Race Day, as discussed above. The broker fees represent commissions earned by Race Day for mortgage application referrals at the time the loan was funded by the lender. The commissions earned on mortgage application referrals ended in April 2023, which led to no commission revenue earned during the third quarter of 2023, compared to no fee income earned during the third quarter of 2022. Race Day’s mortgage broker fee income during the nine months ended September 30, 2023 totaled $247, compared to no income earned during the nine months ended September 30, 2022. The Company does not expect to receive further broker fee commissions during the remainder of 2023 as it is anticipated that Race Day will continue to wind down operations. Growth in other noninterest income also came from interest rate swaps and commissions from card merchants, which were collectively up $92 and $205 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively.

Growth in noninterest income was further impacted by increases in service charges on deposit accounts, which increased $52 during the third quarter of 2023, and $163 during the first nine months of 2023, compared to the same periods in 2022, respectively. This included a higher volume of overdraft transactions during both the quarterly and year-to-date periods of 2023.

Noninterest income was negatively impacted by decreases in mortgage banking income affected by a lower volume of real estate loans sold to the secondary market in 2023. During periods of heavy refinancing due to lower market rates, the Company will take opportunities to sell a portion of its fixed-rate real estate volume to the secondary market to satisfy consumer demand and help minimize the interest rate risk exposure to rising rates. However, market rates have continued to shift upward in 2023, causing long-term mortgage rates to increase and slow down the consumer demand for long-term, fixed-rate real estate mortgages. As a result, the Bank’s mortgage banking income decreased $36 and $176 during the three and nine months ended September 30, 2023, while Race Day’s mortgage banking income decreased $107 and $331 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. The impact to Race Day was largely due to their transition to broker activity as previously discussed.

The remaining noninterest income categories increased $7, or 0.4%, and decreased $41, or 0.7%, during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. The quarterly increase came primarily from growth in bank owned life insurance and annuity asset income. The year-to-date decrease came primarily from lower tax preparation fees and bank owned life insurance and annuity asset income, partially offset by an increase in debit/credit card interchange income.

Noninterest Expense

Noninterest expense increased $32, or 0.3%, during the third quarter of 2023, and $908, or 3.0%, during the first nine months of 2023, compared to the same periods in 2022, respectively. Contributing most to the increase in noninterest expense were salaries and employee benefits, which increased $42 and $514 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. The expense increases were largely from annual performance-based merit increases. However, the growth in salaries and employee benefit expense was offset due to the elimination of staffing for Race Day by April 2023. As a result, a savings in salary and employee benefit expense was realized totaling $253 during the third quarter of 2023, and $500 during the first nine months of 2023, compared to the same periods in 2022.

Increases in noninterest expense were also impacted by higher building and equipment costs, which increased $31 and $159 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. This was primarily related to building repair and maintenance costs, as well as utility costs.

Further impacting higher overhead costs was FDIC premium expense, which increased $61 and $171 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. During the fourth quarter of 2022, the FDIC announced it was going to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. This action by the FDIC is in response to the Deposit Insurance Fund reserve falling below the 1.35% minimum level in the second quarter of 2020 following outsized growth in insured deposits in the first half of 2020. The Bank adjusted its premium expense accrual in anticipation of the 2-basis point adjustment increase to all quarterly assessments during 2023.

Also contributing to higher noninterest expense were software costs, which increased $60 and $151 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. The increase was largely impacted by various software purchases and enhancements at the Bank to further improve operational efficiencies in 2023.

Also impacting noninterest expense were professional fees, which increased $12 during the three months ended September 30, 2023, but decreased $109 during the nine months ended September 30, 2023, compared to the same periods in 2022, respectively. Professional fees during the quarter were impacted primarily by higher collection costs. Professional fees for the year were impacted primarily by lower accounting expenses in relation to higher-than-normal costs in 2022 that were associated with adhering to new regulatory guidance in 2022.

The remaining noninterest expense categories decreased $174, or 6.7%, but increased $22, or 0.3%, during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. These changes came primarily from other noninterest expense, which decreased $108 during the quarter, but increased $13 during the year-to-date period, impacted by higher loan closing costs, consulting expense, and interest rate swap expense. These increases were completely offset during the third quarter, and partially offset during the year-to-date period by, decreases in various overhead expenses associated with Race Day resulting from the continued unwinding of business operations mentioned above.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and nine months ended September 30, 2023 to the same periods in 2022, the Company has benefited from an increase in earning asset yields due to market rate increases by the Federal Reserve, and a higher composition of higher-yielding loans. However, the continued trend of increasing deposit rates, a deposit composition shift to higher-cost time deposit balances, and the increased use of higher-cost wholesale funding sources led to margin compression during the third quarter of 2023, and had a negative impact to quarterly net interest income. As a result, net interest income during the three months ended September 30, 2023 finished below the net interest income results from the same period in 2022, while net interest income during the nine months ended September 30, 2023 outperformed the net interest income results over the same period in 2022. Contributions from noninterest income were relatively stable during both the quarterly and year-to-date periods of 2023, compared to the same periods in 2022, and had minimal impact to earnings. While noninterest expense was also stable during the quarter, the year-to-date noninterest expense continues to be impacted by increases in overhead costs associated with annual merit increases. However, the year-to-date increase in noninterest expense only partially offset the increase in year-to-date net interest income. As a result, the Company’s quarterly efficiency number increased (regressed) to 73.6% during the three months ended September 30, 2023, from 71.0% during the same period in 2022. The Company’s year-to-date efficiency number decreased (improved) to 70.3% during the nine months ended September 30, 2023, from 72.3% during the same period in 2022.

Provision for income taxes
The Company’s income tax provision decreased $375 and $193 during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. The changes in tax expense corresponded directly to the changes in associated taxable income during 2023 and 2022.

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

The Bank opted into the CBLR, and therefore, is not required to comply with the Basel III capital requirements The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount from the adoption of CECL totaled $2,276, which resulted in the add-back of $1,707 to both Tier 1 capital and average assets as part of the CBLR calculation for September 30, 2023. As of September 30, 2023, the Bank’s CBLR was 11.06%.

Cash dividends paid by the Company were $3,820 during the first nine months of 2023.  The year-to-date dividends paid totaled $0.80 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. Total cash and cash equivalents, held to maturity securities maturing within one year, and available for sale securities, which totaled $258,617, represented 19.7% of total assets at September 30, 2023 compared to $230,853 and 19.1% of total assets at December 31, 2022. This growth in liquid funds came primarily from increases in deposits, as well as increases in borrowings and net proceeds from maturities and paydowns of securities.  A large portion of these dollars were used to fund the 8.6% growth in loans. Increases in deposits were largely impacted by growth in time deposits, which increased 111.4% from year-end 2022. Of the Company’s $1,095,540 in total deposit balances at September 30, 2023, only 34.8%, or $381,673, were deemed uninsured as per the $250 FDIC threshold.  To further enhance the Bank’s ability to meet liquidity demands, the FHLB offers advances to the Bank. At September 30, 2023, the Bank could borrow an additional $87,522 from the FHLB. Furthermore, the Bank has established a borrowing line with the Federal Reserve, which had availability of $62,519 at September 30, 2023. Lastly, the Bank also has the ability to purchase federal funds from a correspondent bank. As our liquidity position dictates, the preceding funding sources, or other sources such as brokered CD’s, may be utilized to supplement our liquidity position. For further cash flow information, see the condensed consolidated statement of cash flows above.  Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. The Company is not currently involved in any material legal proceedings outside the ordinary course of the Company’s business.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors as previously disclosed under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K and the Form 10-Q for the quarter ended June 30, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no sales of unregistered equity securities during the three months ended September 30, 2023.

(b)  Not applicable.

(c) The following table provides information regarding Ohio Valley’s repurchases of its common shares during the three months ended September 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - 31, 2023	----	----	----	$4,046
August 1 - 31, 2023	1,196	$24.55	1,196	$4,016
September 1 - 30, 2023	2,192	$24.17	2,192	$3,963
TOTAL	3,388	$24.30	3,388	$3,963

(1)
On July 23, 2021, the Company announced that its Board of Directors approved a program for the repurchase of up to $5,000 in shares of the Company’s outstanding common stock.  On August 18, 2022, the Company announced that its Board of Directors approved the extension of the expiration date of the share repurchase program from August 31, 2022 to August 31, 2023.  On August 15, 2023, the Company announced that its Board of Directors approved a further extension of the expiration date of the share repurchase program to August 31, 2024.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

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

OHIO VALLEY BANC CORP.

Date:	November 14, 2023	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2023	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)