Form 10-K
period 2023-12-31
OHIO VALLEY BANC CORP
filed 2024-03-15
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
YES ☐   NO ☑

    Based on the closing sales price of $24.74 per share on June 30, 2023, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $106,283,807.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.

    The number of common shares of the registrant outstanding as of February 29, 2024, was 4,793,674.

Documents Incorporated By Reference:

(1)	Portions of the 2023 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Items 1 and 2 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2024, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), and Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to herein as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in two reportable segments:  banking and consumer finance.  Total revenues from the banking segment, which  accounted for the majority of the Company’s total revenues, totaled 95.2% and 94.2% of total consolidated revenues for the years ended December 31, 2023 and 2022, respectively.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2023 and 2022, Ohio Valley’s consolidated assets approximated to $1,352,135,000 and $1,210,787,000, while total shareholders’ equity approximated to $144,007,000 and $135,028,000 for the same periods, respectively.

Ohio Valley’s financial holding company status allows it to engage in certain non-banking activities, such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities.  Ohio Valley presently has an insurance agency, Ohio Valley Financial Services, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central. In July 2014, Ohio Valley formed a nonbank subsidiary, OVBC Captive, Inc. (the “Captive”), which was engaged in the business of providing commercial property and various liability insurance to the Company and related entities. However, in December 2023, Ohio Valley discontinued the Captive’s operations as a result of proposed IRS regulations that will adversely affect the taxation of small captives and will severely limit the Captive’s ability to operate. Management will consider opportunities to engage in additional nonbanking activities as they arise.

Information about the Company’s business segments is set forth in Note R to the Company’s Financial Statements located in Ohio Valley’s 2023 Annual Report to Shareholders.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has seventeen offices located in Ohio and West Virginia and all but one offer automatic teller machines (“ATMs”).  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2023 and 2022.

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

The Bank also offers Internet banking to its customers, allowing customers to check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks all from their own computer.  Customers may also pay bills online and can make payments to virtually any business or individual.  Furthermore, the Bank offers other financial management online services, such as cash management and news updates related to repossession auctions, current rates, and general bank news.

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

In April 2021, the Bank formed a subsidiary, Race Day Mortgage, Inc. (“Race Day”), which served as an online-only consumer direct mortgage banking company. Race Day was created to help fill the demand for home ownership in areas beyond the Bank’s primary markets, while providing a more convenient and efficient process to its clients that live outside the Bank’s primary market area. However, in December 2023, Ohio Valley discontinued Race Day’s operations as a result of low loan demand, poor employee retention, and lack of profitability.

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

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2023 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2023 and 2022.

Financial Information

 Financial information regarding the Company as of December 31, 2023 and 2022 and results of operations for the last two fiscal years are contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2023.

Lending Activities

The Company’s loan portfolio increased $86,851,000 to finish at $971,900,000 in 2023.  The increase in total loans came primarily from the Company’s commercial loan portfolio.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2023, commercial loans increased $40,205,000, or 9.1%, while consumer loans increased $24,178,000, or 16.3%, and residential real estate loans increased $22,468,000, or 7.6%, as compared to 2022. Commercial loan growth was impacted primarily by an increase in new commercial real estate loan originations during 2023. Consumer loan growth was largely impacted by increases in automobile, home equity lines of credit, and other consumer loan balances during 2023. The residential real estate loan portfolio was largely impacted by higher short-term adjustable-rate mortgage loan balances. Consolidated interest and fee revenue from loans accounted for 73.59% and 73.16% of total consolidated revenues in 2023 and 2022, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Commercial Loans

The Company’s commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-sized industrial and commercial companies that include service, retail and wholesale merchants.  Collateral securing these loans includes equipment, inventory, stock, commercial real estate and rental property.  Commercial loans are considered to have a higher level of risk compared to other types of loans (i.e., single-family residential mortgages, installment loans and credit card loans), although care is taken to minimize these risks.  Numerous risk factors impact this portfolio, such as the economy, new technology, labor rates, cash flow, financial structure and asset quality.  The payment experience on commercial loans is dependent on adequate cash flows from the business to service both interest and principal due.  Thus, commercial loans may be more sensitive to adverse conditions in the economy generally or adverse conditions in a specific industry.  The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines.  Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans prior to approval. The Bank’s loan committee will review and approve all new commercial loan originations that exceed the loan officer group’s highest lending limit according to the following thresholds:  up to $1,000,000 unsecured, up to $5,000,000 secured, and up to $5,000,000 aggregate. The Executive Committee of the Bank’s Board of Directors will review and approve all new commercial loan originations that exceed the Bank’s loan committee thresholds up to the legal lending limit of the Bank.

Consumer Loans

Consumer loans are secured by automobiles, mobile homes, recreational vehicles and other personal property.  Personal loans and unsecured credit card receivables are also included as consumer loans.  The Company makes installment credit available to customers in their primary market area of southeastern Ohio and portions of western West Virginia.  Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans.  The Company monitors the risk associated with these types of loans by monitoring factors such as portfolio growth, lending policies and economic conditions.  Underwriting standards are continually evaluated and modified based upon these factors.  A qualified compliance officer is responsible for monitoring the performance of his or her respective consumer portfolio and updating loan personnel.  The Company makes credit life insurance and health and accident insurance available to all qualified borrowers, thus reducing their risk of loss when their income is terminated or interrupted.  The Company reviews its respective consumer loan portfolios monthly to charge off loans which do not meet applicable standards.  Credit card accounts are administered in accordance with the same standards as those applied to other consumer loans.  Consumer loans generally involve more risk as to collectability than mortgage loans because of the type and nature of collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower’s continued financial stability and are adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.  Also included in the category of consumer loans are home equity loans.  Home equity lines of credit are generally made as second mortgages and charged a variable interest rate.  Home equity lines are written with ten-year terms but are reviewed annually.  The Company’s consumer loans also consist of seasonal TALs offered by the Bank during the tax season.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of United States Government, sponsored entity, and mortgage-backed securities, as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 5.59% and 6.64% of total consolidated revenues in 2023 and 2022, respectively.  The Company currently does not engage in trading account activity.

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

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006 by serving as a facilitator for the clearing of tax refunds for a single tax refund product provider.  An agreement between the Bank and the original provider required the Bank to process electronic refund checks (“ERCs”) and electronic refund deposits (“ERDs”) presented for payment on behalf of taxpayers containing taxpayer refunds.  The Bank, in turn, would receive a fee paid by the provider for each transaction that was processed by the Bank.  In 2015, the agreement between the Bank and the original provider, which had a term ending at December 31, 2019, was assumed by MetaBank.  MetaBank ceased utilizing the services of the Bank at the end of 2018. Due to the absence of tax processing activity, the Bank experienced a significant decline in ERC/ERD fee income in 2019 and 2020. On March 10, 2020, the Bank announced that it had entered into a new agreement with a third-party to process future electronic refund checks and deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds.  The new agreement provides that the Bank will process refunds for five tax seasons, beginning with the 2021 tax season and extending through the 2025 tax season.

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

Historically, larger regional institutions, with substantially greater resources, have been generating a growing market presence.  Yet, in recent years, the financial industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the acquiring companies.  Many financial institutions have experienced significant challenges as a result of the prior economic crisis, which resulted in bank failures and significant intervention from the United States Government.

Overall, the Company believes it is able to compete effectively in both current and newer markets.  There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Ohio Valley as well as the Bank, Loan Central, and Ohio Valley Financial Services.  This summary is qualified in its entirety by reference to such statutes and regulations. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (“DIF”) and the banking system as a whole, and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF.  They also may restrict Ohio Valley’s ability to repurchase its common shares or to receive dividends from the Bank and impose capital adequacy and liquidity requirements.

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

Holding Company Activities

Ohio Valley is a financial holding company, which permits it to engage in activities beyond those permitted for traditional bank holding companies.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is “well managed” and “well capitalized” and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 (“FDIA”) prompt corrective action provisions, (b) is well managed, and (c) has at least a “satisfactory” rating under the Community Reinvestment Act of 1977, as amended (“CRA”).  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Loan Central is supervised and regulated by the Ohio Department of Commerce, Division of Financial Institutions (“ODFI”).  Ohio Valley Financial Services is supervised and regulated by the State of Ohio Department of Insurance. The insurance laws and regulations applicable to insurance agencies, including Ohio Valley Financial Services, require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

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
On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The compliance date of the Small Dollar Rule was June 13, 2022. However, due to continuing appellate litigation regarding the constitutionality of the CPFB’s funding structure, which stems, in part, from legal challenges to the Small Dollar Rule, the effective date for nationwide compliance with the final Small Dollar Rule remains uncertain at this time.
Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Ohio Valley’s financial condition or results of operations on a consolidated basis in 2023 and 2022.

Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2023.
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

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for credit losses, subject to specified eligibility criteria, less applicable deductions.

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

In December 2019, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under CECL.  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule. The Company adopted the CECL model effective January 1, 2023.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  At December 31, 2023, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2023, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

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

The FDIA requires the FDIC’s Board of Directors to set a target or Designated Reserve Ratio (“DRR”) for the DIF annually. The DRR is the total of the DIF divided by the total estimated insured deposits of the industry. Under the long-range plan, the FDIC set the DRR at 2.0% and set a schedule of assessment rates that would progressively decrease when the DRR reached 2.0% and 2.5%. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DRR to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors (“FDIC Board”) adopted a restoration plan to restore the DRR to at least 1.35% by 2028, absent extraordinary circumstances, as required by the FDIA. The restoration plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and DRR at least semiannually. In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. In the FDIC’s most recent semiannual update for the amended restoration plan in November 2023, the FDIC noted that increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance, coupled with strong growth in insured deposits, resulted in the reserve ratio declining 15 basis points from 1.25% as of December 31, 2022, to 1.10% as of June 30, 2023.  Despite the decline in the reserve ratio, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028.  As a result, the FDIC staff recommended no changes to the amended restoration plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank.  The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits.  The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024.  Because the Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, the Bank will not be subject to this special assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank’s regulatory agency.  Notice would be given to all depositors before the deposit insurance was terminated.

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
On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type.  The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.  Ohio Valley cannot predict the impact the changes to the CRA will have on its operations at this time.

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

The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (the “BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.

The Company has established policies and procedures to comply with the requirements of the Patriot Act and the AMLA.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination.  See Item 1C “Cybersecurity” in Part I of this Annual Report on Form 10-K.  These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Executive and Incentive Compensation

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” procedures policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards. The Company adopted its clawback policy in September 2023, which is attached hereto as Exhibit 97 and is titled “Ohio Valley Banc Corp. Policy for the Recovery of Erroneously Awarded Compensation.”

Employees

As of December 31, 2023, Ohio Valley and its subsidiaries had approximately 284 employees and officers and 270 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

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

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Subpart 1400 of Regulation S-K, “Disclosure by Bank and Savings and Loan Registrants,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2023 Annual Report to Shareholders, which are incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B	The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2023 and 2022 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2023 and 2022 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

INVESTMENT PORTFOLIO

A.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders

B.	Excluding obligations of the United States Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

LOAN PORTFOLIO

A.	Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

ALLOWANCE FOR CREDIT LOSSES

A. & B	Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Credit Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

Allocation of the Allowance for Loan Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table VI - Allocation of the Allowance for Loan Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

Credit ratios – Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VII – Credit Ratios,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

C & D	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2023 or 2022.

E.	Uninsured Deposits – Uninsured deposits were estimated at $366,649 and $254,993 at December 31, 2023 and December 31, 2022, respectively.

F.	Schedule of Maturities - The following table provides the uninsured portion of time deposits at December 31, 2023, with a maturity of:

December 31, 2023		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total uninsured time deposits	$36,254	$7,466	$18,906	$15,174

ITEM 1A – RISK FACTORS

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the current economic and geopolitical landscape, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to:  the effects of fluctuating interest rates on our customers’ operations and financial condition; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; the level of defaults and prepayment on loans made by the Company; unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.

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

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a United States withdrawal from a significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase, and the demand for loans, which, in turn, may adversely affect our earnings and capital. Recent political developments, such as the military conflicts in Ukraine and the Middle East, have resulted in substantial changes in economic and political conditions for the United States and the remainder of the world.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

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

LIBOR was used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivative financial instruments. LIBOR is set based on interest rate information reported by certain banks, which are to stop reporting such information after June 30, 2023. In the U.S., the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.

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

During 2023, the Company’s limited number of loans, derivative contracts, borrowings and other financial instruments transitioned from LIBOR to using a SOFR rate. The change to SOFR did not have any adverse effect on our business, financial condition and results of operations.

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

The recent failures of several high-profile banking institutions in 2023 have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. These bank failures occurred during a period of rapidly rising interest rates, which among other things, has resulted in unrealized losses in longer duration securities and more competition for bank deposits, and may increase the risk of a potential economic recession in the United States. Given the current environment, we may experience more deposit volatility as customers react to adverse events or market speculation involving financial institutions.

In response to the bank failures, the United States government may adopt a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and bank holding companies, including us. We may also be subject to any special assessment that the FDIC adopts to recover the loss to the DIF, and such assessment, if significant, could have an adverse effect on our business, financial condition, and results of operations.

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

We are subject to periodic reviews from state and federal regulators, which may impact our operations and our financial condition.  As part of the regulatory review, the loan portfolio and the allowance for loan losses are evaluated.  As a result, the incurred loss identified on loans, or the assigned loan rating could change and may require us to increase our provision for loan losses or loan charge-offs.  In addition, any downgrade in loan ratings could impact our level of impaired loans or classified assets.  Any increase in our provision for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.  Findings of deficiencies in compliance with regulations could result in restrictions on our activities or even a loss in our financial holding company status.

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

If our actual loan losses exceed our allowance for credit losses, our net income will decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  In accordance with GAAP, we maintain an allowance for credit losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for credit losses.  Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results.  Our allowance for credit losses is based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current economic conditions in the primary lending area, prior experience, possible losses arising from specific problem loans, and our evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses.  Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which was effective for us in the first quarter of 2023.  We cannot assure you that we will not further increase the allowance for credit losses or that regulators will not require us to increase this allowance.  Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

Failures of, or material breaches in security of, our systems or those of third-party service providers may have a material adverse effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our dependence upon automated systems to record and process the Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  Our inability to use these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  We could also be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  We are further exposed to the risk that third-party service providers may be unable to fulfill their contractual obligations or will be affected by the same risks as the Bank has.  These disruptions may interfere with service to the Bank’s customers, cause additional regulatory scrutiny and result in a financial loss or liability.  We are also at risk of the impact of natural disasters, terrorism, and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

Employees could engage in fraudulent, improper, or unauthorized activities on behalf of clients or improper use of confidential information.  We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases.  Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

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

We may have to foreclose on collateral property to protect our investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate.  The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:  (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God.  Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment, or we may be required to dispose of the real property at a loss.  We may also acquire properties with hazardous substances that must be removed or remediated, the costs of which could be substantial, and we may not be able to recover such costs from the responsible parties.  The foregoing expenditures and costs could adversely affect our ability to generate revenues, resulting in reduced levels of profitability.

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

Liquidity risk could impair our ability to fund operations and have an adverse impact on our earnings and financial condition.

Our primary funding and liquidity source to support our business strategies is a stable customer deposit base. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, banking industry conditions that can impact customers perceptions of the safety and soundness of the banking industry generally or of specific financial institutions, and general economic conditions. If our deposit levels fall, we could lose a relatively low-cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as lines of credit with both the Federal Home Loan Bank of Cincinnati (“FHLB”) and FRB, brokered CDs, a federal funds line with a correspondent bank, and available funds from select deposit placement services. Although the Bank has historically been able to replace maturing deposits and advances, no assurance can be given that the Bank would be able to replace such funds in the future if our financial condition were to change. If we are required to rely more heavily on more expensive funding sources to support asset growth, our revenues may not increase proportionately to cover our costs, which would have a negative impact to profitability and the net interest margin.

Unrealized losses in the Bank’s investment portfolio could affect liquidity.

As a result of market interest rates increasing during 2022 and 2023, the unrealized losses on the Bank’s investment portfolio also increased. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income on the balance sheet and reduces book capital and therefore its tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios. The majority of the Bank’s securities portfolio is classified as AFS and therefore could be sold for liquidity, investment management or similar reasons even if there is not an intention of such a sale. Unrealized losses on the AFS debt securities portfolio amounted to $14,661 and $18,751 at December 31, 2023 and 2022, respectively. While we do not currently intend to sell these securities, if it was required to sell such securities to meet liquidity needs, we may incur losses, which could impair our capital, financial condition, and results of operations and, in the event that our other funding sources are insufficient, could require us to raise additional capital. While we have taken actions to maximize our funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  In October 2019, FASB announced it would delay the effective date of CECL for smaller companies, such as Ohio Valley, until fiscal years beginning after December 15, 2022. The Bank has developed a CECL model and is evaluating model results in relation to the new ASU guidance. The Company adopted the new accounting standard effective January 1, 2023, and recorded a net charge to retained earnings of $2,209,000 for the cumulative effect. Upon adoption, the Company increased the allowance for credit losses by $2,162,000. In addition, a reserve for unfunded commitments and held to maturity securities was established totaling $631,000 and $3,000, respectively. The Company elected to utilize the three-year phase in option of the day-one impact of this standard to regulatory capital. If the methodologies and assumptions used in our CECL model prove to be incorrect, inadequate or we fail to properly transition internal processes or systems, the allowance for credit losses may be insufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on Ohio Valley’s financial condition and results of operations. Additionally, the time horizon over which we are required to estimate future credit losses has expanded under CECL, which could result in increased volatility in future allowances for credit losses.  If weak or deteriorating economic conditions are forecasted, our expectations for credit losses may be altered under CECL, with the potential to negatively affect our financial condition.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares.

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

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, wire fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against us, we may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C – CYBERSECURITY

Ohio Valley recognizes the critical importance of assessing, identifying, and managing material risks from cybersecurity threats and safeguarding the security of its banking operations and data, including protecting its customers’ information. As a result, the Company has devoted significant financial and personnel resources to assessing, identifying, and managing cybersecurity risks and threats, including:

•	Maintaining policies and procedures regarding security operations and governance through the implementation of the Company’s Information Security Program;
•	Implementing multi-layered controls to avoid reliance on single controls;
•	Utilizing both preventative and detective tools to monitor and block suspicious activity and to alert us of potential threats;
•	Keeping abreast of new technology and evaluating tools to help respond to threats to cybersecurity in an efficient and effective manner;
•
Collaborating with third-party cybersecurity consultants that perform regular penetration testing, vulnerability assessments, and other procedures to identify potential weaknesses in our systems and processes;

•	Utilizing a third-party risk management program for purposes of identifying, assessing, and managing risks involved with external service providers;
•	Conducting thorough due diligence concerning our third-party service providers, including evaluating their cybersecurity practices; and
•	Providing regular cybersecurity training for both our employees and our Board of Directors.

The Board, through the Information Technology Steering Committee, works with senior management and other employee committees to oversee the development, implementation, maintenance, and administration of the Information Security Program, which is aligned and integrated into Ohio Valley’s overall risk management system and processes. The Information Technology Steering Committee itself is comprised of diverse directors and officers of the Bank with vast knowledge and years of banking experience. The Information Security Officer of the committee has 25 years of banking experience including 24 IT related years as well as continuing education including a BA in Management Information Systems and Network+ and A+ certifications. The purpose of the Information Security Program is to:

•	Identify and analyze cybersecurity risks;
•	Provide the Company with direction on effectively managing such risks;
•	Approve information security plans, policies, and programs;
•	Assess whether the Company’s current security programs are effective; and
•	Provide recommendations for corrective action.

The Company has also implemented an Incident Response Plan which is reviewed and updated at least annually in response to an ever-changing threat landscape. The purpose of the Incident Response Plan is to provide long-term strategies for the remediation and prevention of, and resiliency to, cybersecurity threats and incidents. Our Incident Response Plan is executed through the incident response team comprised of both cybersecurity experts and select members of management, including one or more Information Security Officers, who are responsible for monitoring potential threats and identifying events that may warrant Board notification and/or public disclosure. Additionally, our Information Security Officers are responsible for responding to security events by ordering emergency actions to protect the Company and its customers; managing negative effects on the confidentiality, integrity, and availability of information; and minimizing the disruption and degradation of critical services.

Notwithstanding the strength of Ohio Valley’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Ohio Valley has not detected a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, Ohio Valley’s systems and those of its customers and third-party service providers are under constant threat, and it is possible that Ohio Valley could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our customers.

ITEM 2 - PROPERTIES

The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns twelve financial service centers located in Gallipolis and Rio Grande (Gallia Co.), Jackson, Oak Hill, and Wellston (Jackson Co.), and Waverly (Pike Co.) in Ohio; and Point Pleasant and Mason (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia. The Bank leases five additional financial service centers located in Gallipolis (Gallia Co.), Athens (Athens Co.), and Ironton (Lawrence Co.) in Ohio; and Point Pleasant (Mason Co.) in West Virginia. The Bank also owns and operates thirty-eight ATMs, including twenty-one off-site ATMs.  Furthermore, the Bank owns four facilities in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.   The Bank also owns a facility in Gallipolis (Gallia Co.) in Ohio; and a facility in Point Pleasant (Mason Co.) in West Virginia, which are all leased to third parties.

Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point (Lawrence Co.), Wheelersburg (Scioto Co.) and Chillicothe (Ross Co.), all in Ohio.  All of these facilities are leased by Loan Central, except for the South Point (Lawrence Co.) and Wheelersburg (Scioto Co.) facilities.  Loan Central leases a portion of its Gallipolis (Gallia Co.) and Wheelersburg (Scioto Co.) facilities to third parties.

Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank and Loan Centrals’ leased facilities are all subject to commercially standard leasing arrangements.

Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” and “Note E – Leases” of the notes to the Company’s financial statements for the fiscal year ended December 31, 2023, located in Ohio Valley’s 2023 Annual Report to Shareholders.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,096 shareholders as of February 29, 2024.

The payment of future cash dividends is at the discretion of our Board of Directors. The Company plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Regulation section in Item 1 above. For further information, see “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2023 located in Ohio Valley’s 2023 Annual Report to Shareholders.

ISSUER PURCHASES OF SECURITIES

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2023.

Ohio Valley did not purchase any of its common shares during the three months ended December 31, 2023.

ITEM 6 - [Reserved].

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2023 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2023 Annual Report to Shareholders.  The supplementary data located under the captions “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2023 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2023, in ensuring that the information required to be disclosed by Ohio Valley in the reports that Ohio Valley files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2023 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 15, 2024 (the “2024 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” and “Compensation of Executive Officers and Directors” of the 2024 Proxy Statement.

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

The Board of Directors of Ohio Valley has adopted an Insider Trading Policy, which is attached hereto as Exhibit 19 and is titled “Ohio Valley Banc Corp. Insider Trading Policy.”

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Compensation of Executive Officers and Directors” and “Proxy Item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2024 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2024 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2024 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2024 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2023 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:
Consolidated Statements of Condition as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
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

10.5(b)*
Amendment to the The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement, dated November 17, 2022, between Thomas E. Wiseman and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.5(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 (File No. 000-20914).

10.5(c)*
Schedule A to Exhibit 10.5(a) identifying other identical Second Amended and Restated Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.5(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2021 (File No. 000-20914).

10.5(d)*
Schedule A to Exhibit 10.5(b) identifying other identical Amendment to The Ohio Valley Bank Company Second Amended and Restated Director Deferred Fee Agreement between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.5(d) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 (File No. 000-20914).

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

10.6(c)*
Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated November 17, 2022, between Thomas E. Wiseman and the Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.6(c) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 (File No. 000-20914).

Exhibit Number	Exhibit Description

10.6(d)*
The Ohio Valley Bank Company Executive Deferred Compensation Agreement, dated January 26, 2016, between Larry E. Miller and The Ohio Valley Bank Company:  Incorporated herein by reference to Exhibit 10.1 to Ohio Valley’s Current Report on Form 8-K filed on January 26, 2016 (File No. 000-20914).

10.6(e)*
Schedule A to Exhibit 10.6(a) identifying other identical Executive Deferred Compensation Agreements between The Ohio Valley Bank Company and executive officers of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.7(d) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.6(f)*
Schedule A to Exhibit 10.6(b) identifying the named executive officers of Ohio Valley Banc Corp. who executed with  The Ohio Valley Bank Company the First Amendment to The Ohio Valley Bank Company Executive Deferred Compensation Agreement:  Incorporated herein by reference to Exhibit 10.7(e) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 (File No. 000-20914).

10.6(g)*
Schedule A to Exhibit Exhibit 10.6(c) identifying other identical Amendment to the Ohio Valley Bank Company Executive Deferred Compensation Agreement between The Ohio Valley Bank Company and named executive officers of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.6(g) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 (File No. 000-20914).

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

Exhibit Number	Exhibit Description

10.19(b)*
Schedule A to Exhibit 10.19(a) identifying other Director Retirement Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.19(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 (File No. 000-20914).

10.20(a)*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated December 19, 2017, between Kimberly A. Canady and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.24 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2017 (File No. 000-20914).

10.20(b)*
Schedule A to Exhibit 10.20(a) identifying other Director Deferred Fee Agreements between The Ohio Valley Bank Company and directors of Ohio Valley Banc Corp.:  Incorporated herein by reference to Exhibit 10.20(b) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 (File No. 000-20914).

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2023: Filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

19	Ohio Valley Banc Corp. Insider Trading Policy: Filed herewith.

21	Subsidiaries of Ohio Valley: Filed herewith.

23	Consent of Crowe LLP.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

97	Ohio Valley Banc Corp. Policy for the Recovery of Erroneously Awarded Compensation: Filed herewith.

101.INS #	XBRL Instance Document: Submitted electronically herewith. #

101.SCH #	XBRL Taxonomy Extension Schema: Submitted electronically herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Submitted electronically herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Submitted electronically herewith. #

Exhibit Number	Exhibit Description

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Submitted electronically herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Submitted electronically herewith. #

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 15, 2024	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2024 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Larry E. Miller, II	President and Chief Executive Officer
Larry E. Miller, II	(principal executive officer) and Director

/s/Scott W. Shockey	Senior Vice President and Chief
Scott W. Shockey	Financial Officer (principal financial officer and principal accounting officer)

/s/Thomas E. Wiseman	Chairman of the Board
Thomas E. Wiseman

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Edward J. Robins	Director
Edward J. Robbins

/s/K. Ryan Smith	Director
K. Ryan Smith

/s/Edward B. Roberts	Director
Edward B. Roberts