Form 10-Q
period 2024-03-31
OHIO VALLEY BANC CORP
filed 2024-05-15
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(740) 446-2631
(Registrant’s telephone number, including area code)
_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, without par value	OVBC	The NASDAQ Stock Market LLC

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

The number of common shares, without par value, of the registrant outstanding as of  May 14, 2024 was 4,793,674.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

ASSETS
Cash and noninterest-bearing deposits with banks	$15,422	$14,252
Interest-bearing deposits with banks	113,638	113,874
Total cash and cash equivalents	129,060	128,126

Securities available for sale	162,186	162,258
Securities held to maturity, net of allowance for credit losses of $2 in 2024 and 2023	7,968	7,986
Restricted investments in bank stocks	4,983	5,037

Total loans	989,862	971,900
Less: Allowance for credit losses	(9,229)	(8,767)
Net loans	980,633	963,133

Premises and equipment, net	21,728	21,450
Premises and equipment held for sale, net	568	573
Accrued interest receivable	4,338	3,606
Goodwill	7,319	7,319
Other intangible assets, net	5	8
Bank owned life insurance and annuity assets	40,745	40,593
Operating lease right-of-use asset, net	1,159	1,205
Deferred tax assets	6,438	6,306
Other assets	5,469	4,535
Total assets	$1,372,599	$1,352,135

LIABILITIES
Noninterest-bearing deposits	$306,574	$322,222
Interest-bearing deposits	842,210	804,914
Total deposits	1,148,784	1,127,136

Other borrowed funds	43,261	44,593
Subordinated debentures	8,500	8,500
Operating lease liability	1,159	1,205
Allowance for credit losses on off-balance sheet commitments	586	692
Other liabilities	24,527	26,002
Total liabilities	1,226,817	1,208,128

CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2024 - 5,490,995 shares issued; 2023 - 5,470,453 shares issued)	5,491	5,470
Additional paid-in capital	52,321	51,842
Retained earnings	116,614	114,871
Accumulated other comprehensive income (loss)	(11,896)	(11,428)
Treasury stock, at cost (697,321 shares)	(16,748)	(16,748)
Total shareholders’ equity	145,782	144,007
Total liabilities and shareholders’ equity	$1,372,599	$1,352,135

 See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2024	2023

Interest and dividend income:
Loans, including fees	$15,250	$12,276
Securities
Taxable	885	958
Tax exempt	34	42
Dividends	98	90
Interest-bearing deposits with banks	1,417	426
Other interest	—	2
	17,684	13,794

Interest expense:
Deposits	5,899	1,832
Other borrowed funds	438	102
Subordinated debentures	157	138
	6,494	2,072
Net interest income	11,190	11,722
Provision for (recovery of) credit losses	751	489
Net interest income after provision for (recovery of) credit losses	10,439	11,233

Noninterest income:
Service charges on deposit accounts	725	611
Trust fees	104	86
Income from bank owned life insurance and annuity assets	225	207
Mortgage banking income	39	47
Electronic refund check / deposit fees	540	540
Debit / credit card interchange income	1,145	1,173
Tax preparation fees	607	631
Other	311	472
	3,696	3,767
Noninterest expense:
Salaries and employee benefits	6,167	5,884
Occupancy	469	462
Furniture and equipment	334	298
Professional fees	486	433
Marketing expense	225	241
FDIC insurance	148	138
Data processing	807	720
Software	621	562
Foreclosed assets	(2)	2
Amortization of intangibles	3	7
Other	1,483	1,525
	10,741	10,272

Income before income taxes	3,394	4,728
Provision for income taxes	601	820

NET INCOME	$2,793	$3,908

Earnings per share	$0.58	$0.82

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2024	2023

Net Income	$2,793	$3,908

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(600)	2,145
Related tax (expense) benefit	132	(450)
Total other comprehensive income (loss), net of tax	(468)	1,695

Total comprehensive income (loss)	$2,325	$5,603

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2024	$5,470	$51,842	$114,871	$(11,428)	$(16,748)	$144,007
Net income	—	—	2,793	—	—	2,793
Other comprehensive loss, net	—	—	—	(468)	—	(468)
Cash dividends, $0.22 per share	—	—	(1,050)	—	—	(1,050)
Common Stock issued to ESOP, 20,542 shares	21	479	—	—	—	500
Balance at March 31, 2024	$5,491	$52,321	$116,614	$(11,896)	$(16,748)	$145,782

Balance at January 1, 2023	$5,465	$51,722	$107,111	$(14,813)	$(16,666)	$132,819
Net income	—	—	3,908	—	—	3,908
Other comprehensive loss, net	—	—	—	1,695	—	1,695
Cash dividends, $0.21 per share	—	—	(1,002)	—	—	(1,002)
Common Stock issued to ESOP, 4,746 shares	5	120	—	—	—	125
Balance at March 31, 2023	$5,470	$51,842	$110,017	$(13,118)	$(16,666)	$137,545

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2024	2023

Net cash provided by operating activities:	$928	$4,225

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	9,161	6,582
Purchases of securities available for sale	(9,554)	—
Proceeds from calls and maturities of securities held to maturity	14	217
Proceeds from maturities of certificates of deposit in financial institutions	—	1,122
Redemptions of restricted investments in bank stocks	54	1,860
Net change in loans	(18,315)	(21,641)
Purchases of premises and equipment	(694)	(430)
Withdrawals from bank owned life insurance and annuity asset	74	—
Net cash (used in) investing activities	(19,260)	(12,290)

Financing activities:
Change in deposits	21,648	53,540
Cash dividends	(1,050)	(1,002)
Repayment of Federal Home Loan Bank borrowings	(1,386)	(633)
Change in other short-term borrowings	54	18
Net cash provided by financing activities	19,266	51,923

Change in cash and cash equivalents	934	43,858
Cash and cash equivalents at beginning of period	128,126	45,990
Cash and cash equivalents at end of period	$129,060	$89,848

Supplemental disclosure:
Cash paid for interest	$7,055	$1,178

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company, and Ohio Valley Financial Services Agency, LLC, an insurance agency. The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC (“Ohio Valley REO”), an Ohio limited liability company, to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. In December 2023, Ohio Valley ceased operating Race Day Mortgage, Inc. (“Race Day”), which had been a wholly-owned subsidiary of the Bank since April 2021. The decision to cease operating Race Day was made due to low loan demand, poor employee retention, and lack of profitability. In December 2023, Ohio Valley also ceased operating OVBC Captive, Inc. (the “Captive”), which had been a subsidiary of Ohio Valley since July 2014. The decision to cease operating the Captive was the result of proposed IRS regulations that adversely impacted the taxation of small captives and severely limited the Captive’s ability to operate. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2024, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2024.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2023, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2023 have been reclassified to conform to the presentation for 2024.  These reclassifications had no effect on net income or shareholders’ equity.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company's chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires enhanced income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Accrued interest receivable on AFS debt securities totaled $435 at March 31, 2024 and $394 at December 31, 2023, and are excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. At March 31, 2024 and December 31, 2023, there was no ACL related to AFS debt securities.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into two major security types:  Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At March 31, 2024, the ACL related to HTM debt securities was $2, unchanged from December 31, 2023. Furthermore, there was no corresponding provision expense during the three months ended March 31, 2024 and 2023.

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

Interest income is discontinued and the loan moved to nonaccrual status when full loan repayment is in doubt, typically when the loan payments are past due 90 days or over unless the loan is well-secured or in process of collection. Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis method until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of March 31, 2024 and December 31, 2023, there were no loans held for sale by the Bank.

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

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.

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

At March 31, 2024, there was $9,229 in the ACL related to loans, compared to $8,767 at December 31, 2023. This resulted in corresponding provision expense of $857 during the three months ended March 31, 2024, compared to $465 in provision expense during the three months ended March 31, 2023.

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

Commercial real estate: Portfolio segment consists of nonfarm, nonresidential loans secured by owner-occupied and nonowner-occupied commercial real estate as well as commercial construction loans.  An owner-occupied loan relates to a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans that are dependent on cash flows from operations can be adversely affected by current market conditions for their product or service. A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property.  Nonowner-occupied loans that are dependent upon rental income are primarily impacted by the level of interest rates associated with the debt and to local economic conditions, which dictate occupancy rates and the amount of rent charged.  The increase in debt service due to higher interest rates may not be able to be passed on to tenants. As part of the origination process, loan interest rates and occupancy rates are stressed to determine the impact on the borrower’s ability to maintain adequate debt service under different economic conditions. Furthermore, the Company monitors the concentration in any one industry and has established limits relative to capital. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant a change in our underwriting standards. Commercial construction loans consist of borrowings to purchase and develop raw land into 1-4 family residential properties.  Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements.  Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value that may be absorbed by the Company.

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

Consumer:  Portfolio segment consists of loans to individuals secured by automobiles, open-end home equity loans and other loans to individuals for household, family, and other personal expenditures, both secured and unsecured.  These loans typically have maturities of six years or less with repayment dependent on individual wages and income.  The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary.  The Company has allocated the highest percentage of its ACL as a percentage of loans to the other identified loan portfolio segments due to the larger dollar balances associated with such portfolios.

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2024, there was $586 in the ACL related to off-balance sheet credit exposures, compared to $692 at December 31, 2023. This resulted in a corresponding recovery of $106 in provision expense during the three months ended March 31, 2024, compared to $24 in provision expense during the three months ended March 31, 2023.

EARNINGS PER SHARE:  Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,785,773 and 4,773,461 for the three months ended March 31, 2024 and 2023, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$54,880	$—	$—
U.S. Government sponsored entity securities	—	5,817	—
Agency mortgage-backed securities, residential	—	101,489	—
Interest rate swap derivatives	—	1,263	—

Liabilities:
Interest rate swap derivatives	—	(1,263)	—

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$50,297	$—	$—
U.S. Government sponsored entity securities	—	5,877	—
Agency mortgage-backed securities, residential	—	106,084	—
Interest rate swap derivatives	—	1,147	—

Liabilities:
Interest rate swap derivatives	—	(1,147)	—

There were no transfers between Level 1 and Level 2 during 2024 or 2023.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023.

There was no other real estate owned that was measured at fair value less costs to sell at March 31, 2024 and December 31, 2023. Furthermore, there were no corresponding write downs during the three months ended March 31, 2024 and 2023.

There was no quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2024 and December 31, 2023 are as follows:

	Carrying	Fair Value Measurements at March 31, 2024 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$129,060	$129,060	$—	$—	$129,060
Securities available for sale	162,186	54,880	107,306	—	162,186
Securities held to maturity	7,968	—	3,793	3,455	7,248
Loans, net	980,633	—	—	961,438	961,438
Interest rate swap derivatives	1,263	—	1,263	—	1,263
Accrued interest receivable	4,338	—	675	3,663	4,338

Financial liabilities:
Deposits	1,148,784	752,327	396,514	—	1,148,841
Other borrowed funds	43,261	—	42,045	—	42,045
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,263	—	1,263	—	1,263
Accrued interest payable	6,036	1	6,035	—	6,036

	Carrying	Fair Value Measurements at December 31, 2023 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$128,126	$128,126	$—	$—	$128,126
Securities available for sale	162,258	50,297	111,961	—	162,258
Securities held to maturity	7,986	—	4,281	3,109	7,390
Loans, net	963,133	—	—	944,544	944,544
Interest rate swap derivatives	11,147	—	1,147	—	1,147
Accrued interest receivable	3,606	—	466	3,140	3,606

Financial liabilities:
Deposits	1,127,136	748,013	379,455	—	1,127,468
Other borrowed funds	44,593	—	43,387	—	43,387
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,147	—	1,147	—	1,147
Accrued interest payable	6,597	1	6,596	—	6,597

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses, and allowance for credit losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
U.S. Government securities	$56,880	$—	$(2,000)	$54,880
U.S. Government sponsored entity securities	6,485	—	(668)	5,817
Agency mortgage-backed securities, residential	114,082	—	(12,593)	101,489
Total securities	$177,447	$—	$(15,261)	$162,186

December 31, 2023
U.S. Government securities	$52,174	$—	$(1,877)	$50,297
U.S. Government sponsored entity securities	6,527	—	(650)	5,877
Agency mortgage-backed securities, residential	118,218	—	(12,134)	106,084
Total securities	$176,919	$—	$(14,661)	$162,258

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2024
Obligations of states and political subdivisions	$7,969	$10	$(732)	$7,247	$(2)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$7,970	$10	$(732)	$7,248	$(2)

December 31, 2023
Obligations of states and political subdivisions	$7,987	$17	$(615)	$7,389	$(2)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$7,988	$17	$(615)	$7,390	$(2)

The amortized cost and estimated fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$14,901	$14,785	$896	$875
Due in over one to five years	48,464	45,912	3,471	3,276
Due in over five to ten years	—	—	1,476	1,273
Due after ten years	—	—	2,126	1,823
Agency mortgage-backed securities, residential	114,082	101,489	1	1
Total debt securities	$177,447	$162,186	$7,970	$7,248

There were no sales of securities during the three months ended March 31, 2024 and 2023.

Debt securities with a carrying value of approximately $140,195 at March 31, 2024 and $126,994 at December 31, 2023, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)

The following table summarizes debt securities available for sale in an unrealized loss position for which an ACL losses has not been recorded at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$16,547	$(174)	$38,333	$(1,826)	$54,880	$(2,000)
U.S. Government sponsored entity securities	—	—	5,817	(668)	5,817	(668)
Agency mortgage-backed
securities, residential	—	—	101,489	(12,593)	101,489	(12,593)
Total available for sale	$16,547	$(174)	$145,639	$(15,087)	$162,186	$(15,261)

December 31, 2023	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$9,474	$(52)	$40,823	$(1,825)	$50,297	$(1,877)
U.S. Government sponsored entity securities	—	—	5,877	(650)	5,877	(650)
Agency mortgage-backed securities, residential	—	—	106,084	(12,134)	106,084	(12,134)
Total available for sale	$9,474	$(52)	$152,784	$(14,609)	$162,258	$(14,661)

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

At March 31, 2024, the Company had 97 available for sale debt securities in an unrealized position without an ACL, of which 14 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 80 were from Agency mortgage-backed residential securities. Comparatively at December 31, 2023, the Company had 99 available for sale debt securities in an unrealized position without an ACL, of which 15 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 81 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024 and December 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions. As a result, the Company carried no ACL on available for sale debt securities at March 31, 2024 and December 31, 2023.

The following table presents the activity in the ACL for held to maturity debt securities:

Held to Maturity Debt Securities	Three months ended March 31, 2024	Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$2	$—
Impact of adopting ASC 326	—	3
Credit loss expense	—	—
Allowance for credit losses ending balance	$2	$3

The Company’s held to maturity securities primarily consist of obligations of states and political subdivisions. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At March 31, 2024 and 2023, there were no past due principal and interest payments related to held to maturity securities. During the first quarter of 2024, the cumulative loss rate remained at .02%, resulting in no change to provision expense during the three months ended March 31, 2024. During the first quarter of 2023, the Company identified a cumulative loss rate of .03% upon adoption of ASC326 on January 1. This resulted in a $3 credit loss reserve for held to maturity debt securities, with no provision expense during the three months ended March 31, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:
	March 31, 2024	December 31, 2023

Residential real estate	$324,738	$319,504
Commercial real estate:
Owner-occupied	79,317	82,356
Nonowner-occupied	182,994	178,201
Construction	73,586	62,337
Commercial and industrial	160,473	157,298
Consumer:
Automobile	58,641	61,461
Home equity	38,434	35,893
Other	71,679	74,850
	989,862	971,900
Less: Allowance for credit losses	(9,229)	(8,767)

Loans, net	$980,633	$963,133

At March 31, 2024 and December 31, 2023, net deferred loan origination costs were $777 and $794, respectively. At March 31, 2024 and December 31, 2023, net unamortized loan purchase premiums were $631 and $687, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2024 and December 31, 2023:

March 31, 2024	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$13	$1,663	$357	$2,020
Commercial real estate:
Owner-occupied	—	885	—	885
Nonowner-occupied	—	—	66	66
Construction	—	—	—	—
Commercial and industrial	—	105	44	149
Consumer:
Automobile	145	—	94	94
Home equity	—	27	125	152
Other	39	—	115	115
Total	$197	$2,680	$801	$3,481

December 31, 2023	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$9	$—	$1,234	$1,234
Commercial real estate:
Owner-occupied	—	775	—	775
Nonowner-occupied	—	—	61	61
Construction	—	—	1	1
Commercial and industrial	—	—	48	48
Consumer:
Automobile	56	—	78	78
Home equity	—	—	95	95
Other	54	—	100	100
Total	$119	$775	$1,617	$2,392

The Company recognized $4 and $20 of interest income in nonaccrual loans during the three months ended March 31, 2024 and 2023, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2024 and December 31, 2023:

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,941	$687	$1,141	$4,769	$319,969	$324,738
Commercial real estate:
Owner-occupied	70	805	179	1,054	78,263	79,317
Nonowner-occupied	173	—	-	173	182,821	182,994
Construction	-	3	—	3	73,583	73,586
Commercial and industrial	615	—	149	764	159,709	160,473
Consumer:
Automobile	1,117	116	221	1,454	57,187	58,641
Home equity	351	112	92	555	37,879	38,434
Other	510	633	149	1,292	70,387	71,679
Total	$5,777	$2,356	$1,931	$10,064	$979,798	$989,862

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,705	$368	$481	$3,554	$315,950	$319,504
Commercial real estate:
Owner-occupied	2,580	—	775	3,355	79,001	82,356
Nonowner-occupied	681	—	—	681	177,520	178,201
Construction	—	—	—	—	62,337	62,337
Commercial and industrial	3,338	—	48	3,386	153,912	157,298
Consumer:
Automobile	782	210	117	1,109	60,352	61,461
Home equity	353	62	95	510	35,383	35,893
Other	658	121	148	927	73,923	74,850
Total	$11,097	$761	$1,664	$13,522	$958,378	$971,900

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 11. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and ”classified” assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 11. The Company’s risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed.

The Company uses the following definitions for its criticized loan risk ratings:

Special Mention.  Loans classified as “special mention” are graded 8 and indicate considerable risk due to deterioration of repayment (in the earliest stages) due to potential weak primary repayment source, or payment delinquency.  These loans will be under constant supervision, are not classified and do not expose the institution to sufficient risks to warrant classification.  These deficiencies should be correctable within the normal course of business, although significant changes in company structure or policy may be necessary to correct the deficiencies.  These loans are considered bankable assets with no apparent loss of principal or interest envisioned.  The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The Company uses the following definitions for its classified loan risk ratings:

Substandard.  Loans classified as “substandard” are graded 9 and represent very high risk, serious delinquency, nonaccrual, or unacceptable credit. Repayment through the primary source of repayment is in jeopardy due to the existence of one or more well-defined weaknesses, and the collateral pledged may inadequately protect collection of the loans. Loss of principal is not likely if weaknesses are corrected, although financial statements normally reveal significant weakness. Loans are still considered collectible, although loss of principal is more likely than with special mention loans. Collateral liquidation is considered likely to satisfy debt.

Doubtful.  Loans classified as “doubtful” are graded 10 and display a high probability of loss, although the amount of actual loss at the time of classification is undetermined. This classification should be temporary until such time that actual loss can be identified, or improvements are made to reduce the seriousness of the classification. These loans exhibit all substandard characteristics with the addition that weaknesses make collection or liquidation in full highly questionable and improbable. This classification consists of loans where the possibility of loss is high after collateral liquidation based upon existing facts, market conditions, and value. Loss is deferred until certain important and reasonable specific pending factors that may strengthen the credit can be more accurately determined. These factors may include proposed acquisitions, liquidation procedures, capital injection, receipt of additional collateral, mergers, or refinancing plans. A doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded substandard.

Loss.  Loans classified as “loss” are graded 11 and are considered uncollectible and are of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the credit has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset yielding such a minimum value even though partial recovery may be affected in the future.  Amounts classified as loss should be promptly charged off.

As of March 31, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$1,571	$17,801	$7,859	$10,484	$5,735	$18,700	$347	$62,497
Special Mention	—	—	—	13,405	—	633	99	14,137
Substandard	—	—	—	—	—	2,383	300	2,683
Doubtful	—	—	—	—	—	—	—	—
Total	$1,571	$17,801	$7,859	$23,889	$5,735	$21,716	$746	$79,317

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$9,036	$6,210	$27,689	$31,906	$20,259	$70,782	$5,585	$171,467
Special Mention	—	1,663	113	760	—	5,791	—	8,327
Substandard	—	—	—	—	3,200	—	—	3,200
Doubtful	—	—	—	—	—	—	—	—
Total	$9,036	$7,873	$27,802	$32,666	$23,459	$76,573	$5,585	$182,994

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$2,820	$33,479	$31,455	$1,186	$296	$3,148	$306	$72,690
Special Mention	—	657	—	—	—	52	—	709
Substandard	—	—	—	—	—	187	—	187
Doubtful	—	—	—	—	—	—	—	—
Total	$2,820	$34,136	$31,455	$1,186	$296	$3,387	$306	$73,586

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$3,436	$8,363	$29,893	$26,592	$30,383	$27,512	$28,631	$154,810
Special Mention	—	196	91	503	273	—	440	1,503
Substandard	—	134	—	55	1,291	165	2,515	4,160
Doubtful	—	—	—	—	—	—	—	—
Total	$3,436	$8,693	$29,984	$27,150	$31,947	$27,677	$31,586	$160,473

Current Period gross charge-offs	$107	$—	$—	$1	$—	$—	$1	$109

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$18,120	$7,911	$10,679	$5,973	$6,125	$15,925	$459	$65,192
Special Mention	—	—	—	—	—	427	—	427
Substandard	—	—	13,934	—	498	2,005	300	16,737
Doubtful	—	—	—	—	—	—	—	—
Total	$18,120	$7,911	$24,613	$5,973	$6,623	$18,357	$759	$82,356

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$12,688	$29,344	$32,235	$20,484	$15,415	$61,809	$1,128	$173,103
Special Mention	—	—	768	3,226	—	1,034	—	5,028
Substandard	—	—	70	—	—	—	—	70
Doubtful	—	—	—	—	—	—	—	—
Total	$12,688	$29,344	$33,073	$23,710	$15,415	$62,843	$1,128	$178,201

Current Period gross charge-offs	$—	$—	$132	$—	$—	$—	$—	$132

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	20219	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$28,055	$29,174	$1,231	$302	$392	$2,937	$—	$62,091
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	246	—	246
Doubtful	—	—	—	—	—	—	—	—
Total	$28,055	$29,174	$1,231	$302	$392	$3,183	$—	$62,337

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$8,770	$30,885	$26,806	$31,247	$344	$27,632	$27,510	$153,194
Special Mention	140	—	—	—	—	8	66	214
Substandard	—	—	58	1,363	4	182	2,283	3,890
Doubtful	—	—	—	—	—	—	—	—
Total	$8,910	$30,885	$26,864	$32,610	$348	$27,822	$29,859	$157,298

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$29	$29

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2024 and December 31, 2023:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$8,841	$53,765	$43,313	$50,199	$43,511	$109,602	$13,474	$322,705
Nonperforming	—	—	927	—	—	1,106	—	2,033
Total	$8,841	$53,765	$44,240	$50,199	$43,511	$110,708	$13,474	$324,738

Current Period gross charge-offs	$—	$—	$10	$—	$—	$27	$—	$37

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer - Automobile:
Payment Performance
Performing	$3,894	$26,641	$18,048	$5,922	$2,504	$1,393	$—	$58,402
Nonperforming	—	128	51	37	—	23	—	239
Total	$3,894	$26,769	$18,099	$5,959	$2,504	$1,416	$—	$58,641

Current Period gross charge-offs	$—	$64	$129	$5	$—	$2	$—	$200

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer - Home Equity:
Payment Performance
Performing	$—	$1,773	$—	$92	$—	$119	$36,298	$38,282
Nonperforming	—	—	—	—	—	—	152	152
Total	$—	$1,773	$—	$92	$—	$119	$36,450	$38,434

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer - Other:
Payment Performance
Performing	$4,747	$25,236	$12,305	$9,713	$3,951	$1,697	$13,877	$71,526
Nonperforming	—	38	35	6	36	4	34	153
Total	$4,747	$25,274	$12,340	$9,719	$3,987	$1,701	$13,911	$71,679

Current Period gross charge-offs	$68	$18	$28	$51	$16	$2	$65	$248

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$50,484	$44,640	$50,949	$44,818	$21,854	$91,956	$13,560	$318,261
Nonperforming	—	—	—	—	182	1,061	—	1,243
Total	$50,484	$44,640	$50,949	$44,818	$22,036	$93,017	$13,560	$319,504

Current Period gross charge-offs	$—	$—	$3	$—	$—	$118	$—	$121

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Automobile:
Payment Performance
Performing	$28,939	$20,376	$7,013	$3,028	$1,212	$759	$—	$61,327
Nonperforming	34	60	15	1	9	15	—	134
Total	$28,973	$20,436	$7,028	$3,029	$1,221	$774	$—	$61,461

Current Period gross charge-offs	$51	$163	$116	$6	$29	$3	$—	$368

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Home Equity:
Payment Performance
Performing	$1,649	$79	$—	$—	$—	$—	$34,070	$35,798
Nonperforming	—	—	—	—	—	—	95	95
Total	$1,649	$79	$—	$—	$—	$—	$34,165	$35,893

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$87	$87

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer - Other:
Payment Performance
Performing	$18,377	$24,904	$10,800	$4,482	$1,093	$953	$14,087	$74,696
Nonperforming	11	17	67	53	1	4	1	154
Total	$18,388	$24,921	$10,867	$4,535	$1,094	$957	$14,088	$74,850

Current Period gross charge-offs	$306	$119	$119	$84	$28	$53	$246	$955

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.46% of total loans were unsecured at March 31, 2024, up from 4.37% at December 31, 2023.

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

During the three months ended March 31, 2024 and 2023, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023:

March 31, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,213	$3,047	$1,275	$2,232	$8,767
Provision for credit losses	130	188	184	355	857
Loans charged-off	(37)	—	(109)	(448)	(594)
Recoveries	22	11	4	162	199
Total ending allowance balance	$2,328	$3,246	$1,354	$2,301	$9,229

March 31, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,026	$2,200	$1,177	$2,028	$7,431
Provision for credit losses	39	225	21	180	465
Loans charged-off	(47)	(132)	(29)	(248)	(456)
Recoveries	13	13	8	133	167
Total ending allowance balance	$2,031	$2,306	$1,177	$2,093	$7,607

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

	Collateral Type
March 31, 2024	Real Estate	Business Assets	Total
Residential real estate	$1,663	$—	$1,663
Commercial real estate:
Owner-occupied	696	189	885
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$2,386	$189	$2,575

	Collateral Type
December 31, 2023	Real Estate	Business Assets	Total
Residential real estate	$1,663	$—	$1,663
Commercial real estate:
Owner-occupied	700	258	958
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$2,390	$258	$2,648

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). The Company had no other real estate owned for residential real estate properties at March 31, 2024 compared to $68 at December 31, 2023. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $196 and $348 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2024, the contract amounts of these instruments totaled approximately $188,305, compared to $192,163 at December 31, 2023.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At March 31, 2024, the estimated ACL related to off-balance sheet commitments was $586, which included a $106 recovery of provision during the three months ended March 31, 2024 and $24 in provision during the three months ended March 31, 2023. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2024 and December 31, 2023 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2024	$40,813	$2,448	$43,261
December 31, 2023	$42,199	$2,394	$44,593

Pursuant to collateral agreements with the FHLB, advances are secured by $317,484 in qualifying mortgage loans, $32,623 in commercial loans and $2,843 in FHLB stock at March 31, 2024.  Fixed-rate FHLB advances of $40,813 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 4.03% at March 31, 2024 and 3.50% at December 31, 2023.  There were no variable-rate FHLB borrowings at March 31, 2024.

At March 31, 2024, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described in the next paragraph. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at March 31, 2024.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $183,492 at March 31, 2024.  Of this maximum borrowing capacity, the Company had $81,930 available to use as additional borrowings, of which $81,930 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of March 13, 2025, and have fixed rates ranging from 3.15% to 5.25% and a year-to-date weighted average cost of 4.13% at March 31, 2024, as compared to 3.79% at December 31, 2023.  At March 31, 2024 there were six promissory notes payable by Ohio Valley to related parties totaling $2,448.  There were no promissory notes payable to other banks at March 31, 2024 and December 31, 2023, respectively.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $60,750 at March 31, 2024 and $52,350 at December 31, 2023.

Scheduled principal payments as of March 31, 2024:

	FHLB Borrowings	Promissory Notes	Totals

2024	$4,026	$1,269	$5,295
2025	4,983	1,179	6,162
2026	12,908	—	12,908
2027	11,397	—	11,397
2028	1,349	—	1,349
Thereafter	6,150	—	6,150
	$40,813	$2,448	$43,261

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

Total revenues from the banking segment, which accounted for the majority of the Company’s total revenues, totaled 93.8% and 92.5% of total consolidated revenues for the quarters end March 31, 2024 and 2023, respectively.

The accounting policies used for the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.  All goodwill is in the banking segment.

Information for the Company’s reportable segments is as follows:

	Three months ended March 31, 2024
	Banking	Consumer Finance	Total Company
Net interest income	$10,643	$547	$11,190
Provision for (recovery of) credit losses	769	(18)	751
Noninterest income	2,948	748	3,696
Noninterest expense	10,018	723	10,741
Provision for income taxes	477	124	601
Net income	2,327	466	2,793
Assets	1,358,573	14,026	1,372,599

	Three months ended March 31, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$11,184	$538	$11,722
Provision for (recovery of) credit losses	584	(95)	489
Noninterest income	3,000	767	3,767
Noninterest expense	9,596	676	10,272
Provision for income taxes	668	152	820
Net income	3,336	572	3,908
Assets	1,252,673	13,792	1,266,465

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 25 month to 17.3 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of March 31, 2024	As of December 31, 2023
Operating leases:
Operating lease right-of-use assets	$1,159	$1,205
Operating lease liabilities	1,159	1,205

The components of lease cost were as follows:

	Three months ended March 31,
	2024	2023
Operating lease cost	$49	$51
Short-term lease expense	7	-

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2024 are as follows:

Operating Leases
2024 (remaining)	$146
2025	195
2026	140
2027	109
2028	111
Thereafter	764
Total lease payments	1,465
Less: Imputed Interest	(306)
Total operating leases	$1,159

Other information was as follows:

	As of March 31, 2024	As of December 31, 2023
Weighted-average remaining lease term for operating leases	12.7 years	13.0 years
Weighted-average discount rate for operating leases	2.89%	2.91%

NOTE 9 – RISKS AND UNCERTAINTIES

The risks pertinent to the Bank regarding liquidity and rising deposit costs have increased due to an elevated interest rate environment and increased deposit competition within our markets. Our liquidity position is supported by the management of liquid assets such as cash and interest-bearing deposits with banks, and liabilities such as core deposits. The Bank can also access other sources of funds such as brokered deposits and FHLB advances. With the present economic conditions putting a strain on liquidity and higher borrowing costs, the Company believes it has sufficient liquid assets and funding sources should there be a liquidity need.

NOTE 10 – DEPOSITS

Deposits are comprised of the following:

	March 31, 2024	December 31, 2023

Noninterest-bearing deposits	$306,574	$322,222

Interest-bearing deposits:
NOW accounts	184,471	170,422
Savings and money market	261,282	255,369
Time deposits of $250 or less	312,478	301,323
Time deposits of more than $250	83,979	77,800
Total interest-bearing deposits	842,210	804,914

Total deposits	$1,148,784	$1,127,136

Brokered deposits, included in time deposits, were $64,901 and $64,893 at March 31, 2024 and December 31, 2023, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Certain statements contained in this report and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the current economic and geopolitical landscape, and which could cause actual results to differ materially from those expressed in such forward looking statements.  These factors include, but are not limited to: the effects of fluctuating interest rates on our customers’ operations and financial condition; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; the level of defaults and prepayment on loans made by Ohio Valley Banc Corp. (“Ohio Valley”) and its direct and indirect subsidiaries (collectively, the “Company”); unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any intention to republish revised or updated forward looking statements, whether as a result of new information, unanticipated future events or otherwise.

BUSINESS OVERVIEW: The following discussion on consolidated financial statements include the accounts of Ohio Valley and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), and Ohio Valley Financial Services Agency, LLC, an insurance agency. The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company. In December 2023, Ohio Valley ceased operating Race Day Mortgage, Inc. (“Race Day”), which had been a wholly-owned subsidiary of the Bank since April 2021. The decision to cease operating Race Day was made due to low loan demand, poor employee retention, and lack of profitability. In December 2023, Ohio Valley also ceased operating OVBC Captive, Inc. (the “Captive”), which had been a subsidiary of Ohio Valley since July 2014. The decision to cease operating the Captive was the result of proposed IRS regulations that adversely impacted the taxation of small captives and severely limited the Captive’s ability to operate. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”

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

FINANCIAL RESULTS OVERVIEW: Net income totaled $2,793 during the first quarter of 2024, a decrease of $1,115 from the same period of 2023. Earnings per share for the first quarter of 2024 finished at $.58 per share, compared to $.82 per share during the first quarter of 2023.  Lower quarterly earnings were largely the result of decreases in both net interest and noninterest income combined with increases in both provision for credit losses and noninterest expense. The impact of lower net earnings during the first quarter of 2024 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which decreased to 0.83% for the three months ended March 31, 2024, compared to 1.28% for the three months ended March 31, 2023.  In addition, the Company’s net income to average equity ratio, or return on equity, decreased to 7.77% for the three months ended March 31, 2024, compared to 11.85% for the three months ended March 31, 2023.

During the three months ended March 31, 2024, net interest income decreased $532, or 4.5%, from the same period in 2023. The decrease was largely related to the decrease in the net interest margin, which was partially offset by growth in average earning assets, led by strong growth in the loan portfolio. The net interest margin decreased 60 basis points from 4.21% during the quarter ended March 31, 2023, to 3.61% during the quarter ended March 31, 2024. The margin decrease was largely related to the cost of funding sources increasing more than the yield on earning assets. This increase in the cost of funding was partially linked to the Company’s decision to increase rates on deposit accounts to attract deposits amidst heightened market competition for such funds. In addition, the composition of funding sources trended toward certificates of deposit (“CDs”), and wholesale funding sources, which generally cost more than other funding sources, such as checking, NOW, savings and money market deposit products. The effects from a lower margin were partially offset by a 10.5% increase in average earning assets, primarily from average loans, which were up $78,997 during the first quarter of 2024 compared to the same period in 2023, led by the commercial and residential real estate loan segments. For the same period, the average balance maintained at the Federal Reserve increased $60,307 and average securities decreased $16,983, as maturities were deployed into higher yielding loans.

The Company’s provision for credit loss expense increased $262, or 53.6%, during the first quarter of 2024 compared to the same period in 2023. The increase was primarily related to a $106 increase in net charge-offs, higher general reserves associated with the growth in loans, and an increase in select qualitative risk factors.

During the three months ended March 31, 2024, noninterest income decreased $71, or 1.9%, from the same period in 2023. This decrease was largely due to the closure of Race Day at the end of 2023. Due to the closure, there was no mortgage application referral income earned in 2024 compared to $231 in commissions earned during the first quarter of 2023. This decrease was partially offset by a $114 increase in service charges on deposit accounts.

During the three months ended March 31, 2024, noninterest expense increased $469, or 4.6%, over the same period in 2023. The increase was primarily related to a $283 increase in salaries and employee benefit costs, impacted by higher annual merit increases and higher health insurance premiums. The Company also experienced increases in both data processing and software expense, which were up $246 during the first quarter of 2024 compared to the same period in 2023.

The Company’s provision for income taxes decreased $219 during the three months ended March 31, 2024, compared to the same period in 2023.  This was largely due to the changes in taxable income affected by the factors mentioned above.

At March 31, 2024, total assets were $1,372,599, an increase of $20,464 from year-end 2023.  Higher assets were primarily impacted by an increase in loans, which were up $17,962, or 1.8%, from year-end 2023. Growth in loans came from increases in the commercial real estate loan segment (+4.0%), commercial and industrial loan segment (+2.0%), and residential real estate loan segment (+1.6%), partially offset by a decrease in the consumer loan segment (-2.0%).

At March 31, 2024, total liabilities were $1,226,817, up $18,689 from year-end 2023. Contributing most to this increase were higher deposit balances, which increased $21,648 from year-end 2023.  The deposit increase was primarily impacted by higher time deposits and NOW account deposits, partially offset by lower noninterest-bearing demand deposits.

At March 31, 2024, total shareholders' equity was $145,782, up $1,775 from December 31, 2023. This increase came primarily from quarterly net income, partially offset by quarterly cash dividends paid and an increase in net unrealized losses on available for sale securities. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2024 and December 31, 2023

The following discussion focuses, in more detail, on the consolidated financial condition of the Company at March 31, 2024 compared to December 31, 2023.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2024, cash and cash equivalents were $129,060, an increase of $934, or 0.7%, from December 31, 2023. The increase came primarily from cash and noninterest-bearing deposits with banks, which were up $1,170, or 8.2%, from year-end 2023, primarily from higher cash on hand. Over 88% of cash and cash equivalents is comprised of the Company’s interest-bearing Federal Reserve Bank clearing account, which contributed most to the $236, or 0.2%, decrease in interest-bearing deposits with banks. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first quarter of 2024, the Company experienced increases in funds primarily from interest-bearing deposits, which were used to reinvest in higher-yielding loans, and to also help cover deposit runoff in noninterest-bearing demand deposit balances. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee. During the first three months of 2024, the rate associated with the Company’s Federal Reserve Bank clearing account remained at the target federal funds rate range of 5.25% to 5.50%. The interest-bearing deposit balances in the Federal Reserve Bank account are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Securities

Total securities of $170,154 at March 31, 2024 were relatively stable when compared to $170,244 at year-end 2023, decreasing just $90, or 0.1%.  The Company’s U.S. Government securities portfolio increased $4,583, or 9.1%, from year-end 2023. This increase in U.S. Government securities came primarily from $9,554 in purchases partially offset by $5,000 in maturities. Completely offsetting the increase in U.S. Government securities was a decrease in U.S. Government agency (“Agency”) mortgage-backed securities, which were down $4,595, or 4.3%, from year-end 2023. The Company’s investment securities portfolio is made up mostly of Agency mortgage-backed securities, which represented 59.6% of total investments at March 31, 2024.  During the first quarter of 2024, the Company received proceeds from principal repayments of $4,119.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

Included in the decreasing factors mentioned above were changes in net unrealized losses associated with available for sale securities. During 2024, long-term reinvestment rates increased, which led to a $600 decrease in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized loss in the portfolio was increased causing the fair value to decrease. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Loan segments have been identified as Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans. Owner-occupied loans consist of nonfarm, nonresidential properties. A commercial owner-occupied loan is a borrower purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores. Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels, and motels. These loans are primarily impacted by the level of interest rates associated with the debt and to local economic conditions, which dictate occupancy rates and the amount of rent charged. The increase in debt service due to higher interest rates may not be able to be passed on to tenants. As part of the origination process, loan interest rates and occupancy rates are stressed to determine the impact on the borrower’s ability to maintain adequate debt service under different economic conditions. Furthermore, the Company monitors the concentration in any one industry and has established limits relative to capital. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant a change in our underwriting standards. Table I has been provided to illustrate the industry composition of the commercial real estate portfolio. Commercial construction loans are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements. Commercial real estate also includes loan participations with other banks outside the Company’s primary market area.

COMMERCIAL REAL ESTATE BY INDUSTRY
As of March 31, 2024
Table I

The following table provides the composition of commercial real estate loans by industry classification (as defined by the North American Industry Classification System).

(dollars in thousands)
	Amount	% of Total
Real Estate Rental and Leasing	$155,693	46.35%
Accommodation and Food Services	56,991	16.97%
Construction	24,553	7.31%
Health Care and Social Assistance	24,401	7.26%
Manufacturing	19,743	5.88%
Retail Trade	18,153	5.40%
All Other	36,363	10.83%
Total	$335,897	100.00%

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

Consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles, and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans.

The Company’s loan balances increased to $989,862 at March 31, 2024, representing an increase of $17,962, or 1.8%, as compared to $971,900 at December 31, 2023.  The increase in loans came primarily from the commercial and residential real estate loan portfolios, partially offset by a decrease in the consumer portfolio from year-end 2023.

The Company’s commercial loan portfolio increased $16,178, or 3.4%, from year-end 2023. Contributing most to this increase were higher loan balances within the commercial real estate portfolio, which increased $13,003, or 4.0%, from year-end 2023.  The commercial real estate segment comprised the largest portion of the Company’s total loan portfolio at March 31, 2024, at 33.9%. The increase from year-end 2023 came primarily from new originations within the construction and nonowner-occupied loan segments, which offset the decrease from larger payoffs within owner-occupied loans from year-end 2023.

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, which was up $3,175, or 2.0%, from year-end 2023. The growth was impacted by an increase in larger loan originations during the year.

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

Further increases in loans came from the Company’s residential real estate loan portfolio, which increased $5,234, or 1.6%, from year-end 2023.  Residential real estate loans represent the second largest segment of the Company’s total loan portfolio at 32.8%. During 2024, mortgage rates continued to increase as a result of an elevated interest rate environment, which provided the Company with less opportunities to sell long-term fixed rate loans to the secondary market. With elevated mortgage rates, mortgage customers were selecting more in-house variable rate mortgage products instead of long-term fixed rate mortgage products. This had a direct impact on lowering loan volume within the long-term fixed rate loan portfolio (down $1,527) and contributed to a shift into more short-term variable rate mortgages (up $8,646) at March 31, 2024.

The increases in the Company’s loan balances at March 31, 2024 were partially offset by a decrease in the consumer loan portfolio, which decreased $3,450, or 2.0%, from year-end 2023. This change was impacted by a $3,171, or 4.2%, decrease in other consumer loans, impacted by principal repayments and payoffs. Decreases in consumer loans also came from a $2,820, or 4.6%, decrease in automobile loans from year-end 2023. This was directly impacted by management’s strategy to place more emphasis on higher yielding loan portfolios (i.e. commercial, and to a smaller extent, residential real estate). Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Decreases in consumer loans were partially offset by a $2,541, or 7.1%, increase in home equity lines of credit.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. As of March 31, 2024, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis from year-end 2023 were due to non-credit related factors. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Therefore, no ACL was recorded, and no provision expense was recognized during the three months ended March 31, 2024.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. At March 31, 2024, a $2 ACL was recognized based on a .02% cumulative default rate taken from the S&P and Moody’s bond rating index. The $2 ACL for HTM debt securities was unchanged from December 31, 2023, resulting in no provision expense during the three months ended March 31, 2024.

For loans, the Company’s ACL is management’s estimate of expected lifetime credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions, and forecasts of future economic conditions. The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors within two main components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. The ACL for loans with similar risk characteristics are collectively evaluated for expected credit losses based on certain quantitative information that include historical loss rates, prepayment rates, and curtailment rates. Expected credit losses on loans with similar characteristics are also determined by certain qualitative factors that include national unemployment rates, national gross domestic product forecasts, changes in lending policy, quality of loan review, and delinquency status. The ACL for loans that do not share similar risk characteristics are individually evaluated for expected credit losses primarily based on foreclosure status and whether a loan is collateral-dependent. Expected credit losses on individually evaluated loans are then determined using the present value of expected future cash flows based upon the loan’s original effective interest rate, at the loan’s observable market price, or if the loan was collateral dependent, at the fair value of the collateral.

As of March 31, 2024, the ACL for loans totaled $9,229, or 0.93%, of total loans. As of December 31, 2023, the ACL for loans totaled $8,767, or 0.90%, of total loans. The increase in the ACL of $462, or 5.3%, was all from loans collectively evaluated. The increase was impacted by additional reserves from a higher historical loss rate within the residential real estate loan segment, and a qualitative risk adjustment that increased reserves within the commercial real estate segment. Higher ACL reserves were also impacted by an $18,037 increase in collectively evaluated loan balances during the first quarter of 2024, primarily from the commercial real estate loan segment.

The Company experienced higher delinquency levels from year-end 2023. Nonperforming loans to total loans increased to 0.37% at March 31, 2024, compared to 0.26% at December 31, 2023, and nonperforming assets to total assets increased to 0.27% at March 31, 2024, compared to 0.19% at December 31, 2023. The increase in both delinquency calculations resulted from an increase in nonaccrual loans, primarily as a result of one residential real estate loan totaling $927 that was placed into nonaccrual status during the first quarter of 2024.

During the first quarter of 2024, the Company individually evaluated several loans associated with three borrower relationships for expected credit loss. The fair value of the loans’ collateral was measured to the loans’ recorded investment and no expected losses were identified as part of the review. As a result, there were no specific reserves recorded during the three months ended March 31, 2024.

Management believes that the ACL at March 31, 2024 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the ACL as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Deposits continue to be the most significant source of funds used by the Company to support earning assets. Total deposits at March 31, 2024 increased $21,648, or 1.9%, from year-end 2023. This change in deposits came primarily from interest-bearing deposit balances, which were up by $37,296, or 4.6%, from year-end 2023, while noninterest-bearing deposits decreased $15,648, or 4.9%, from year-end 2023.
The increase in interest-bearing deposits came primarily from time deposit balances, which increased $17,334, or 4.6%, from year-end 2023. The increase came from retail time deposits, which increased $17,831 from year-end 2023. As deposit competition increased in 2023 due to the elevated market rate environment, prices on the Company’s retail CDs adjusted upward and influenced a consumer shift away from both noninterest-bearing deposits and lower-cost savings products, and into a greater number of higher-cost time deposit products, such as CDs. Wholesale time deposit issuances decreased $498, or 0.6%, from year-end 2023.
Also impacting deposit balance growth were higher interest-bearing NOW account balances, which increased $14,049, or 8.2%, from year-end 2023. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.
Further increases in interest-bearing deposits came from savings and money market account balances, which increased $5,913, or 2.3%, from year-end 2023. The increase came from money market accounts, particularly the Company’s tiered money market product (Money Fund) that was introduced in 2023 and offers a higher rate on tiered deposit balances. The Company’s savings account balances were down from year-end 2023.
The decrease in noninterest-bearing demand deposits came primarily from the Company’s business and incentive-based checking account balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2024, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $43,261 at March 31, 2024, a decrease of $1,332, or 3.0%, from year-end 2023. The decrease was related to the ongoing monthly principal repayments of FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity
Total shareholders' equity at March 31, 2024 increased $1,775, or 1.2%, to finish at $145,782, as compared to $144,007 at December 31, 2023. This was primarily from quarterly net income, partially offset by cash dividends paid and a decrease in the fair value of available for sale securities. The after-tax change in fair value totaled $468 from year-end 2023, as long-term market rates increased during the first three months of 2024, causing a decrease in the fair value of the Company’s available for sale investment portfolio.
Comparison of Results of Operations
For the Three Months Ended
March 31, 2024 and 2023

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2024, compared to the same period in 2023. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended March 31, 2024, net interest income decreased $532, or 4.5%, compared to the same period in 2023. The decrease was largely related to the negative impact of higher average costs paid on deposits and borrowings completely offsetting higher earning asset yields, which contributed to a 60 basis point decrease in the net interest margin. These negative effects were partially offset by a composition shift into higher-yielding loans.

Total interest and fee income recognized on the Company’s earning assets increased $3,890, or 28.2%, during the first quarter of 2024, compared to the same period in 2023. The earnings growth was impacted by interest on loans, which increased $2,912, or 25.2%. This improvement was largely related to average loan yield increases impacted by the aggressive actions taken by the Federal Reserve to increase rates by 425 basis points during 2022 and another 100 basis points during 2023. This has contributed to the repricing of a portion of the Company’s loan portfolio. As a result, the average interest rate yield on loans increased 72 basis points to 6.34% during the first quarter of 2024, compared to 5.62% during the first quarter of 2023. Average loans increased $78,996 during the first quarter of 2024, compared to the first quarter of 2023. The quarter-to-date increase was largely impacted by growth in average commercial and residential real estate loans.

Total interest income from interest-bearing deposits with banks increased $991 during the first quarter of 2024, compared to the same period in 2023. The increase was largely from a $60,308 increase in average balances associated with the Company’s interest-bearing Federal Reserve Bank clearing account during the first quarter of 2024, compared to the first quarter of 2023. Increases in Federal Reserve Bank clearing balances were impacted by the growth in interest-bearing Bank deposits, influenced by product rate increases during 2023 and 2024. Excess funds also came from the maturities and paydowns on investment securities, as well as new FHLB advances. The Company utilized a portion of these proceeds to fund the growth in loans. Further impacting interest income from interest-bearing deposits with banks were rate increases associated with the Federal Reserve Bank clearing account. As previously mentioned, the Federal Reserve took action during 2022 and 2023 to increase short-term rates due to rising inflationary concerns. Since the end of March 2023, the target federal funds rate increased by another 50 basis points, which had a corresponding effect to the interest rate tied to the Federal Reserve clearing account.

Total interest on securities decreased $81, or 8.1%, during the first quarter of 2024, compared to the same period in 2023, impacted mostly by a $16,983 decrease in average security balances. During 2023, the Company placed more emphasis on growing its higher-yielding loan portfolio and utilized proceeds from various maturities and repayments of securities to help fund this growth. The negative impact from lower average balances was partially offset by a 7 basis point increase in the average yield on securities, which grew to 1.98% during the first quarter of 2024 compared to 1.91% during the first quarter of 2023. The average yield increase was positively impacted by the elevated market rate environment during both 2023 and 2024.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $4,422 during the first quarter of 2024, compared to the same period in 2023. Increases in interest expense were impacted by a rise in average costs combined with increases in higher-costing average deposit balances. As market competition continued to increase, rate offerings on CDs continued to adjust up in 2023. The Company increased CD rates during this time to attract and retain deposits, which has led to more of a consumer demand to reinvest from lower-cost NOW, savings and money market account deposit products (down $63,751 at an average cost of 1.33%) into more higher-cost time deposit products (up $174,225 at an average cost of 4.63%). Furthermore, the Company’s average wholesale funding balances increased $49,897, which included the use of brokered CDs (average cost of 4.87%) and FHLB advances (average cost of 4.03%). These higher-cost wholesale deposits were used to fund asset growth, but also contributed to the growth in interest expense over 2023. As a result of the rate repricings on time deposits and the deposit shift into higher-cost funding sources, the Company’s total weighted average costs on interest-bearing liabilities increased by 187 basis points from 1.07% at March 31, 2023, to 2.94% at March 31, 2024.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2024, the Company’s first quarter net interest margin decreased to 3.61%, compared to 2023’s first quarter net interest margin of 4.21%. The quarterly margin decrease was impacted by higher average costs associated with the Bank’s interest-bearing liabilities due to customer pricing pressures, deposit competition, and a higher utilization of wholesale funding sources. Furthermore, the Bank continues to experience a deposit composition shift into more higher-cost retail CDs and less lower-cost NOW, savings, money market, and checking account deposits, which put increased pressure on margin growth during the first quarter of 2024. Partially offsetting these negative effects during the first quarter of 2024 were increases in earning asset yields and a higher composition of average loan balances. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will continue to face pressure within its net interest income and margin improvement.

Provision for Credit Losses
Provision for credit losses is recorded to achieve an ACL that is adequate to absorb estimated losses inherent in the Company’s loan portfolio, unfunded loans, and held to maturity debt securities. Management performs, on a quarterly basis, a detailed analysis of the ACL that encompasses asset portfolio composition, asset quality, loss experience and other relevant economic factors. The Company’s provision for credit losses expense totaled $751 during the three months ended March 31, 2024, an increase of $262, or 53.6%, when compared to $489 in provision expense during the three months ended March 31, 2023. The increase in credit loss expense came primarily from loans, impacted by additional reserves associated with certain qualitative risk factors and historical loan loss factors that contributed to $316 in additional provision expense during the first quarter of 2024. The increasing factors came primarily from the residential real estate and commercial real estate loan segments. Further increases in loan provision came from an increase in net charge-offs, which increased $106, or 37.0%, during the first quarter of 2024, compared to the same period in 2023. Higher net charge-offs during 2024 came mostly from the consumer loan portfolio and required corresponding increases to provision expense. Partially offsetting the increasing effects to provision expense mentioned above was a $4,404 decrease in collectively evaluated loan balances at March 31, 2024 compared to March 31, 2023. This resulted in less general reserves and a corresponding decrease to provision expense.

Partially offsetting the increase in credit loss expense on loans was a $130 decrease in credit loss expense on unfunded commitments during the first quarter of 2024, compared to the same period in 2023. During the first quarter of 2024, credit loss expense on unfunded commitments was reduced by $106, compared to $24 in credit loss expense during the first quarter of 2023. This was primarily due to the increases in funding of commercial real estate construction loans during the first quarter of 2024 that reduced the unused commitments on those funds.

Future provisions to the allowance for credit losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Credit Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $71, or 1.9%, during the three months ended March 31, 2024, compared to the same period in 2023. Lower noninterest revenue was largely impacted by decreases in other noninterest income, which decreased $161 from 2023. The decrease was largely impacted by the closing of Race Day in December 2023, which resulted in a $231 decrease in mortgage application referral income.

Partially offsetting the decrease in other noninterest income was a $114, or 18.7%, increase in service charges on deposit accounts during the first quarter of 2024, compared to the same period in 2023. This was impacted by a higher volume of overdraft transactions during the three months ended March 31, 2024.

The remaining noninterest income categories decreased $24, or 0.9%, during the first quarter of 2024, compared to the first quarter of 2023. The net decrease came primarily from debit/credit card interchange income (down $28) and tax preparation fees (down $24), partially offset by increases in bank owned life insurance and annuity asset income (up $18) and trust fee income (up $18).

Noninterest Expense

Noninterest expense increased $469, or 4.6%, during the first quarter of 2024, compared to the same period in 2023. Contributing most to the increase in noninterest expense were salaries and employee benefits, which increased $283 during the first quarter of 2024, compared to the same period in 2023. The expense increase was largely from annual performance- based merit increases and higher health insurance premiums that were recorded in the first quarter of 2024.  Furthermore, the Company’s average full-time equivalent employee base was up seven employees from 237 at March 31, 2023 to 244 at March 31, 2024. Partially offsetting the growth in salaries and employee benefit expense was the elimination of staffing for Race Day by April 2023, which resulted in a savings of $192 for the first quarter of 2024, compared to the same period in 2023.

Higher noninterest expense also came from data processing expense, which increased $87 during the first quarter of 2024, compared to the same period in 2023. Higher costs in this category were the direct result of special programming costs associated with enhancing mobile and desktop user platforms, as well as the volume increase in debit card transactions, which increased processing costs.

Also contributing to higher noninterest expense was software costs, which increased $59 during the first quarter of 2024, compared to the same period in 2023. The increase was largely impacted by various software purchases and enhancements at the Bank to further improve operational efficiencies in 2024.

Higher noninterest expense was also impacted by professional fees, which were up $53 during the first quarter of 2024, compared to the same period in 2023. Higher professional fees were largely impacted by an increase in legal expense during 2024 due to a higher volume of collection costs.

The remaining noninterest expense categories decreased $13, or 0.5%, during the first quarter of 2024, compared to the same period in 2023. The net decrease came primarily from other noninterest expense (down $42) impacted by decreases in various overhead expenses associated with the closing of Race Day, partially offset by higher furniture/equipment expense (up $36).

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three months ended March 31, 2024 to the same period in 2023, the Company has benefited from an increase in earning asset yields due to market rate increases by the Federal Reserve, and a higher composition of higher-yielding loans. However, the continued trend of increasing deposit rates, a deposit composition shift to higher-cost time deposit balances, and the increased use of higher-cost wholesale funding sources led to margin compression during the first quarter of 2024 and had a negative impact to quarterly net interest income. As a result, net interest income during the three months ended March 31, 2024 finished below the net interest income results from the same period in 2023. Contributions from noninterest income fell back by 1.9% during the first quarter of 2024, while overhead expense increased 4.6% due to higher annual merit adjustments and health insurance premiums. The combination of lower net interest and noninterest revenue and higher overhead costs restricted the Company from generating any efficiency improvement. As a result, the Company’s quarterly efficiency number increased (regressed) to 71.5% during the three months ended March 31, 2024, from 65.7% during the same period in 2023.

Provision for income taxes
The Company’s income tax provision decreased $219 during the three months ended March 31, 2024, compared to the same period in 2023.  The change in tax expense corresponded directly to the change in associated taxable income during 2024 and 2023.

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

The Bank opted into the CBLR, and therefore, is not required to comply with the Basel III capital requirements The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount during year two of the transitional period totaled $2,276, which resulted in the add-back of $1,138 to both Tier 1 capital and average assets as part of the CBLR calculation for March 31, 2024. As of March 31, 2024, the Bank’s CBLR was 10.65%.

Cash dividends paid by the Company were $1,050 during the first three months of 2024.  The year-to-date dividends paid totaled $0.22 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. The Company manages funding and liquidity based on point-in-time metrics as well as forward-looking projections, which incorporate different sources and uses of funds under base and stress scenarios. Liquidity risk is monitored and managed by the Asset Liability Committee using a series of policy limits and key risk indicators are established to ensure risks are managed within the Company’s risk tolerance. The Company maintains a contingency funding plan that provides for liquidity stress testing, which assesses the liquidity needs under varying market conditions, time horizons and other events. The stress testing provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity.

Total cash and cash equivalents, HTM securities maturing within one year, and AFS securities, which totaled $292,142, represented 21.3% of total assets at March 31, 2024 compared to $290,781 and 21.5% of total assets at December 31, 2023. This growth in liquid funds came primarily from increases in deposits, as well as increases in borrowings and net proceeds from maturities and paydowns of securities.  A large portion of these dollars were used to fund the 1.8% growth in loans. Increases in deposits were largely impacted by growth in time deposits, which increased 4.6% from year-end 2023.

In addition to the on-balance sheet liquidity discussed above, the Bank has established multiple sources of funding to further enhance the Bank’s ability to meet liquidity demands. The Bank has pledged collateral to the FHLB and the FRB to establish committed borrowing lines. At March 31, 2024, the Bank could borrow an additional $81,930 from the FHLB and the borrowing line with the FRB had availability of $61,511. For each of these sources, the Bank has established an internal limit of 85% of our borrowing capacity. In addition to the committed borrowing lines, the Bank has access to several wholesale funding sources, such as, brokered CDs, a $20 million federal funds purchase limit with a correspondent bank, and the ability to bid on available funds from select deposit placement services. The Bank has established limits for each respective funding source and a collective limit on all wholesale funding sources. During 2024, the Bank mostly utilized brokered CDs and the FHLB to assist with funding loan growth. The Bank’s internal limit on brokered CDs is 10% of total assets. At March 31, 2024, the amount of brokered CDs outstanding was 4.78% of total assets, as compared to 4.86% at December 31, 2023. At March 31, 2024, the Bank had utilized 55.35% of our FHLB capacity, an increase from 51.74% at December 31, 2023. The collective internal limit on all wholesale funding sources is 40% of total assets. At March 31, 2024, the Bank’s total wholesale funding sources represented 14.30% of total assets. Based on the collective internal wholesale funding limit, the Bank had the capacity to borrow an additional $349 million in wholesale funds and the available funding from the respective wholesale funding sources exceeded this amount, which provides the flexibility to utilize one source more than another due to pricing or availability.

As part of performing liquidity stress tests, the Bank monitors and evaluates the exposure to uninsured deposits. Of the Company’s $1,148,784 in total deposit balances at March 31, 2024, only 33.9%, or $389,826, were deemed uninsured as per the $250 FDIC threshold. A portion of these deposits are on behalf of public entity customers, which require the Bank to pledge securities or FHLB letters of credit to cover the amount of the deposit balance that is deemed uninsured. To the extent these deposits left the Bank, the level of unpledged securities and the borrowing capacity at the FHLB would increase or could be utilized to fund the deposit outflow. The sum of current on-balance sheet liquidity and available wholesale funding sources exceeded the balance of uninsured deposits at March 31, 2024. Included in on-balance sheet liquidity are AFS securities in an unrealized loss position. Although management does not intend to sell the securities before the recovery of its cost basis, they are a contingent resource from a liquidity perspective.

As our liquidity position dictates, the preceding funding sources may be utilized to supplement our liquidity position. If the utilization of wholesale funding increases to fund asset growth or for liquidity management purposes, the net interest margin may be negatively impacted due to the higher relative cost of these sources as compared to core deposits. For further cash flow information, see the condensed consolidated statement of cash flows. Management does not rely on any single source of liquidity and monitors the level of liquidity based on many factors affecting the Company’s financial condition.

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

Critical Accounting Policies
The Company believes the determination of the ACL involves a higher degree of judgment and complexity than its other significant accounting policies. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or off-balance sheet credit exposure. Management’s determination of the adequacy of the ACL is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. Refer to “Allowance for Credit Losses” and “Provision for Credit Losses” sections within this Management’s Discussion and Analysis for additional discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. The Company is not currently involved in any material legal proceedings outside the ordinary course of the Company’s business.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2024.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2024.

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

OHIO VALLEY BANC CORP.

Date:	May 15, 2024	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Date:	May 15, 2024	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer