Form 10-Q
period 2024-06-30
OHIO VALLEY BANC CORP
filed 2024-08-14
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of common shares, without par value, of the registrant outstanding as of  August 13, 2024 was 4,711,001.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023

ASSETS
Cash and noninterest-bearing deposits with banks	$14,862	$14,252
Interest-bearing deposits with banks	92,817	113,874
Total cash and cash equivalents	107,679	128,126

Securities available for sale	162,749	162,258
Securities held to maturity, net of allowance for credit losses of $2 in 2024 and 2023	7,930	7,986
Restricted investments in bank stocks	5,016	5,037

Total loans	1,040,284	971,900
Less: Allowance for credit losses	(9,431)	(8,767)
Net loans	1,030,853	963,133

Premises and equipment, net	21,466	21,450
Premises and equipment held for sale, net	517	573
Accrued interest receivable	4,300	3,606
Goodwill	7,319	7,319
Other intangible assets, net	1	8
Bank owned life insurance and annuity assets	40,913	40,593
Operating lease right-of-use asset, net	1,114	1,205
Deferred tax assets	6,442	6,306
Other assets	7,018	4,535
Total assets	$1,403,317	$1,352,135

LIABILITIES
Noninterest-bearing deposits	$343,209	$322,222
Interest-bearing deposits	835,219	804,914
Total deposits	1,178,428	1,127,136

Other borrowed funds	42,056	44,593
Subordinated debentures	8,500	8,500
Operating lease liability	1,114	1,205
Allowance for credit losses on off-balance sheet commitments	629	692
Other liabilities	26,833	26,002
Total liabilities	1,257,560	1,208,128

CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2024 - 5,490,995 shares issued; 2023 - 5,470,453 shares issued)	5,491	5,470
Additional paid-in capital	52,321	51,842
Retained earnings	118,531	114,871
Accumulated other comprehensive income (loss)	(11,907)	(11,428)
Treasury stock, at cost (2024 - 779,994 shares; 2023 - 697,321shares)	(18,679)	(16,748)
Total shareholders’ equity	145,757	144,007
Total liabilities and shareholders’ equity	$1,403,317	$1,352,135

 See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest and dividend income:
Loans, including fees	$16,130	$13,293	$31,380	$25,569
Securities
Taxable	947	934	1,832	1,892
Tax exempt	34	41	68	83
Dividends	95	75	193	165
Interest-bearing deposits with banks	1,446	671	2,863	1,097
Other interest	—	3	—	5
	18,652	15,017	36,336	28,811

Interest expense:
Deposits	6,102	3,091	12,001	4,923
Other borrowed funds	431	169	869	271
Subordinated debentures	156	143	313	281
	6,689	3,403	13,183	5,475
Net interest income	11,963	11,614	23,153	23,336
Provision for (recovery of) credit losses	181	24	932	513
Net interest income after provision for (recovery of) credit losses	11,782	11,590	22,221	22,823

Noninterest income:
Service charges on deposit accounts	731	653	1,456	1,264
Trust fees	101	82	205	168
Income from bank owned life insurance and annuity assets	226	211	451	418
Mortgage banking income	40	44	79	91
Electronic refund check / deposit fees	135	135	675	675
Debit / credit card interchange income	1,223	1,215	2,368	2,388
Tax preparation fees	26	33	633	664
Other	219	340	530	812
	2,701	2,713	6,397	6,480
Noninterest expense:
Salaries and employee benefits	6,186	5,841	12,353	11,725
Occupancy	537	485	1,006	947
Furniture and equipment	326	330	660	628
Professional fees	507	433	993	866
Marketing expense	221	241	446	482
FDIC insurance	161	142	309	280
Data processing	788	726	1,595	1,446
Software	541	588	1,162	1,150
Foreclosed assets	2	7	—	9
Amortization of intangibles	4	6	7	13
Other	1,590	1,616	3,073	3,141
	10,863	10,415	21,604	20,687

Income before income taxes	3,620	3,888	7,014	8,616
Provision for income taxes	648	639	1,249	1,459

NET INCOME	$2,972	$3,249	$5,765	$7,157

Earnings per share	$0.63	$0.68	$1.21	$1.50

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net Income	$2,972	$3,249	$5,765	$7,157

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(15)	(1,209)	(615)	936
Related tax (expense) benefit	4	254	136	(196)
Total other comprehensive income (loss), net of tax	(11)	(955)	(479)	740

Total comprehensive income (loss)	$2,961	$2,294	$5,286	$7,897

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2024	$5,491	$52,321	$116,614	$(11,896)	$(16,748)	$145,782
Net income	—	—	2,972	—	—	2,972
Other comprehensive loss, net	—	—	—	(11)	—	(11)
Cash dividends, $0.22 per share	—	—	(1,055)	—	—	(1,055)
Shares acquired for treasury, 82,673 shares	—	—	—	—	(1,931)	(1,931)
Balance at June 30, 2024	$5,491	$52,321	$118,531	$(11,907)	$(18,679)	$145,757

Balance at April 1, 2023	$5,470	$51,842	$110,017	$(13,118)	$(16,666)	$137,545
Net income	—	—	3,249	—	—	3,249
Other comprehensive loss, net	—	—	—	(955)	—	(955)
Cash dividends, $0.37 per share	—	—	(1,767)	—	—	(1,767)
Balance at June 30, 2023	$5,470	$51,842	$111,499	$(14,073)	$(16,666)	$138,072

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2024	$5,470	$51,842	$114,871	$(11,428)	$(16,748)	$144,007
Net income	—	—	5,765	—	—	5,765
Other comprehensive loss, net	—	—	—	(479)	—	(479)
Cash dividends, $0.44 per share	—	—	(2,105)	—	—	(2,105)
Common Stock issued to ESOP, 20,542 shares	21	479	—	—	—	500
Shares acquired for treasury, 82,673 shares	—	—	—	—	(1,931)	(1,931)
Balance at June 30, 2024	$5,491	$52,321	$118,531	$(11,907)	$(18,679)	$145,757

Balance at January 1, 2023	$5,465	$51,722	$107,111	$(14,813)	$(16,666)	$132,819
Net income	—	—	7,157	—	—	7,157
Other comprehensive income, net	—	—	—	740	—	740
Cash dividends, $0.58 per share	—	—	(2,769)	—	—	(2,769)
Common stock issued to ESOP, 4,746 shares	5	120	—	—	—	125
Balance at June 30, 2023	$5,470	$51,842	$111,499	$(14,073)	$(16,666)	$138,072

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2024	2023

Net cash provided by operating activities:	$5,108	$8,176

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	18,531	11,328
Purchases of securities available for sale	(19,357)	—
Proceeds from calls and maturities of securities held to maturity	47	249
Purchases of securities held to maturity	—	(586)
Proceeds from maturities of certificates of deposit in financial institutions	—	1,855
Purchases of certificates of deposit in financial institutions	—	(245)
Purchases of restricted investments in bank stocks	(79)	(111)
Redemptions of restricted investments in bank stocks	100	1,860
Net change in loans	(68,631)	(65,406)
Purchases of premises and equipment	(1,017)	(1,422)
Withdrawals from bank owned life insurance and annuity asset	131	—
Net cash (used in) investing activities	(70,275)	(52,478)

Financing activities:
Change in deposits	51,292	48,917
Cash dividends	(2,105)	(2,769)
Purchases of treasury stock	(1,931)	—
Proceeds from Federal Home Loan Bank borrowings	—	10,000
Repayment of Federal Home Loan Bank borrowings	(2,604)	(1,060)
Change in other short-term borrowings	68	19
Net cash provided by financing activities	44,720	55,107

Change in cash and cash equivalents	(20,447)	10,805
Cash and cash equivalents at beginning of period	128,126	45,990
Cash and cash equivalents at end of period	$107,679	$56,795

Supplemental disclosure:
Cash paid for interest	$12,202	$2,859
Cash paid for income taxes	1,850	1,900
Operating lease liability arising from obtaining right-of-use asset	—	187

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2024, and its results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2024.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2023, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Accrued interest receivable on AFS debt securities totaled $517 at June 30, 2024 and $394 at December 31, 2023, and are excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. At June 30, 2024 and December 31, 2023, there was no ACL related to AFS debt securities.

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into two major security types:  Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At June 30, 2024, the ACL related to HTM debt securities was $2, unchanged from December 31, 2023. Furthermore, there was no corresponding provision expense during the three and six months ended June 30, 2024 and 2023.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of June 30, 2024, there was a $200 loan held for sale by the Bank, as compared to none at December 31, 2023.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At June 30, 2024, there was $9,431 in the ACL related to loans, compared to $8,767 at December 31, 2023. This resulted in corresponding provision expense of $138 and $995 during the three and six months ended June 30, 2024, compared to $114 and $579 in provision expense during the three and six months ended June 30, 2023, respectively.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2024, there was $629 in the ACL related to off-balance sheet credit exposures, compared to $692 at December 31, 2023. This resulted in a corresponding provision expense of $43 and a recovery of $63 in provision expense during the three and six months ended June 30, 2024, respectively. This is compared to a $90 and $66 recovery of provision expense during the three and six months ended June 30, 2023, respectively.

EARNINGS PER SHARE:  Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,740,073 and 4,776,520 for the three months ended June 30, 2024 and 2023, respectively. The weighted average common shares outstanding were 4,762,923 and 4,774,999 for the six months ended June 30, 2024 and 2023, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

On an as-needed basis, the Company reviews the fair value of collateral, taking into consideration current market data, as well as all selling costs, which typically amount to approximately 10%.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$60,009	$—	$—
U.S. Government sponsored entity securities	—	5,850	—
Agency mortgage-backed securities, residential	—	96,890	—
Interest rate swap derivatives	—	1,251	—

Liabilities:
Interest rate swap derivatives	—	(1,251)	—

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$50,297	$—	$—
U.S. Government sponsored entity securities	—	5,877	—
Agency mortgage-backed securities, residential	—	106,084	—
Interest rate swap derivatives	—	1,147	—

Liabilities:
Interest rate swap derivatives	—	(1,147)	—

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amounts and estimated fair values of financial instruments at June 30, 2024 and December 31, 2023 are as follows:

	Carrying	Fair Value Measurements at June 30, 2024 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$107,679	$107,679	$—	$—	$107,679
Securities available for sale	162,749	60,009	102,740	—	162,749
Securities held to maturity	7,930	—	3,892	3,290	7,182
Loans, net	1,030,853	—	—	1,012,086	1,012,086
Interest rate swap derivatives	1,251	—	1,251	—	1,251
Accrued interest receivable	4,300	—	581	3,719	4,300

Financial liabilities:
Deposits	1,178,428	793,611	384,609	—	1,178,220
Other borrowed funds	42,056	—	40,711	—	40,711
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,251	—	1,251	—	1,251
Accrued interest payable	7,578	1	7,577	—	7,578

	Carrying	Fair Value Measurements at December 31, 2023 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$128,126	$128,126	$—	$—	$128,126
Securities available for sale	162,258	50,297	111,961	—	162,258
Securities held to maturity	7,986	—	4,281	3,109	7,390
Loans, net	963,133	—	—	944,544	944,544
Interest rate swap derivatives	1,147	—	1,147	—	1,147
Accrued interest receivable	3,606	—	466	3,140	3,606

Financial liabilities:
Deposits	1,127,136	748,013	379,455	—	1,127,468
Other borrowed funds	44,593	—	43,387	—	43,387
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,147	—	1,147	—	1,147
Accrued interest payable	6,597	1	6,596	—	6,597

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities AFS and securities HTM at June 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
U.S. Government securities	$61,843	$88	$(1,922)	$60,009
U.S. Government sponsored entity securities	6,485	—	(635)	5,850
Agency mortgage-backed securities, residential	109,697	—	(12,807)	96,890
Total securities	$178,025	$88	$(15,364)	$162,749

December 31, 2023
U.S. Government securities	$52,174	$—	$(1,877)	$50,297
U.S. Government sponsored entity securities	6,527	—	(650)	5,877
Agency mortgage-backed securities, residential	118,218	—	(12,134)	106,084
Total securities	$176,919	$—	$(14,661)	$162,258

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2024
Obligations of states and political subdivisions	$7,931	$8	$(758)	$7,181	$(2)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$7,932	$8	$(758)	$7,182	$(2)

December 31, 2023
Obligations of states and political subdivisions	$7,987	$17	$(615)	$7,389	$(2)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$7,988	$17	$(615)	$7,390	$(2)

The amortized cost and estimated fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,948	$9,884	$905	$784
Due in over one to five years	58,380	55,975	3,616	3,512
Due in over five to ten years	—	—	1,284	1,065
Due after ten years	—	—	2,126	1,820
Agency mortgage-backed securities, residential	109,697	96,890	1	1
Total debt securities	$178,025	$162,749	$7,932	$7,182

There were no sales of securities during the three and six months ended June 30, 2024 and 2023, respectively.

Debt securities with a carrying value of approximately $132,552 at June 30, 2024 and $126,994 at December 31, 2023, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)

The following table summarizes debt securities AFS in an unrealized loss position for which an ACL has not been recorded at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$9,482	$(129)	$40,628	$(1,793)	$50,110	$(1,922)
U.S. Government sponsored entity securities	—	—	5,850	(635)	5,850	(635)
Agency mortgage-backed securities,
residential	—	—	96,890	(12,807)	96,890	(12,807)
Total available for sale	$9,482	$(129)	$143,368	$(15,235)	$152,850	$(15,364)

December 31, 2023	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$9,474	$(52)	$40,823	$(1,825)	$50,297	$(1,877)
U.S Government sponsored entity securities	—	—	5,877	(650)	5,877	(650)
Agency mortgage-backed securities,
residential	—	—	106,084	(12,134)	106,084	(12,134)
Total available for sale	$9,474	$(52)	$152,784	$(14,609)	$162,258	$(14,661)

Management evaluates AFS debt securities in unrealized positions to determine whether impairment is due to credit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2024, the Company had 94 AFS debt securities in an unrealized position without an ACL, of which 13 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 78 were from Agency mortgage-backed residential securities. Comparatively at December 31, 2023, the Company had 99 AFS debt securities in an unrealized position without an ACL, of which 15 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 81 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions and, therefore, the Company carried no ACL on AFS debt securities at June 30, 2024.

NOTE 3 – SECURITIES (Continued)
The following table presents the activity in the ACL for HTM debt securities:

Held to Maturity Debt Securities	Six months ended June 30, 2024	Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$2	$—
Impact of adopting ASC 326	—	3
Provision for (recovery of) credit loss expense	—	—
Allowance for credit losses ending balance	$2	$3

The Company’s HTM securities primarily consist of obligations of states and political subdivisions. The ACL on HTM securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At June 30, 2024 and 2023, there were no past due principal and interest payments related to HTM securities. During the second quarter of 2024, the cumulative loss rate remained at 0.02%, resulting in no change to provision expense during the three and six months ended June 30, 2024. During the first quarter of 2023, the Company identified a cumulative loss rate of 0.03% upon adoption of ASC326 on January 1. This resulted in a $3 credit loss reserve for HTM debt securities, with no provision expense during the three and six months ended June 30, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	June 30, 2024	December 31, 2023

Residential real estate	$359,348	$319,504
Commercial real estate:
Owner-occupied	83,693	82,356
Nonowner-occupied	198,408	178,201
Construction	69,683	62,337
Commercial and industrial	162,884	157,298
Consumer:
Automobile	56,715	61,461
Home equity	40,177	35,893
Other	69,376	74,850
	1,040,284	971,900
Less: Allowance for credit losses	(9,431)	(8,767)

Loans, net	$1,030,853	$963,133

At June 30, 2024 and December 31, 2023, net deferred loan origination costs were $635 and $794, respectively. At June 30, 2024 and December 31, 2023, net unamortized loan purchase premiums were $572 and $687, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2024 and December 31, 2023:

June 30,2024	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$37	$1,426	$1,413	$2,839
Commercial real estate:
Owner-occupied	—	863	—	863
Nonowner-occupied	—	—	230	230
Construction	—	—	3	3
Commercial and industrial	—	88	45	133
Consumer:
Automobile	72	—	113	113
Home equity	—	26	205	231
Other	505	—	210	210
Total	$614	$2,403	$2,219	$4,622

December 31, 2023	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$9	$—	$1,234	$1,234
Commercial real estate:
Owner-occupied	—	775	—	775
Nonowner-occupied	—	—	61	61
Construction	—	—	1	1
Commercial and industrial	—	—	48	48
Consumer:
Automobile	56	—	78	78
Home equity	—	—	95	95
Other	54	—	100	100
Total	$119	$775	$1,617	$2,392

The Company recognized $15 and $19 of interest income in nonaccrual loans during the three and six months ended June 30, 2024, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2024 and December 31, 2023:

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,824	$2,499	$645	$4,968	$354,380	$359,348
Commercial real estate:
Owner-occupied	372	170	694	1,236	82,457	83,693
Nonowner-occupied	599	—	—	599	197,809	198,408
Construction	31	3	—	34	69,649	69,683
Commercial and industrial	1,119	4	44	1,167	161,717	162,884
Consumer:
Automobile	913	143	181	1,237	55,478	56,715
Home equity	357	218	83	658	39,519	40,177
Other	494	167	710	1,371	68,005	69,376
Total	$5,709	$3,204	$2,357	$11,270	$1,029,014	$1,040,284

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,705	$368	$481	$3,554	$315,950	$319,504
Commercial real estate:
Owner-occupied	2,580	—	775	3,355	79,001	82,356
Nonowner-occupied	681	—	—	681	177,520	178,201
Construction	—	—	—	—	62,337	62,337
Commercial and industrial	3,338	—	48	3,386	153,912	157,298
Consumer:
Automobile	782	210	117	1,109	60,352	61,461
Home equity	353	62	95	510	35,383	35,893
Other	658	121	148	927	73,923	74,850
Total	$11,097	$761	$1,664	$13,522	$958,378	$971,900

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are represented by a loan grading scale from 1 through 11. The Company analyzes loans individually with a higher credit risk rating and groups these loans into categories called “criticized” and “classified” assets. The Company considers its criticized assets to be loans that are graded 8 and its classified assets to be loans that are graded 9 through 11. The Company’s risk categories are reviewed at least annually on loans that have aggregate borrowing amounts that meet or exceed $1,000.

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

As of June 30, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$7,562	$17,699	$7,801	$10,388	$5,666	$17,320	$548	$66,984
Special Mention	171	—	—	13,239	—	565	100	14,075
Substandard	—	—	—	—	—	2,335	299	2,634
Doubtful	—	—	—	—	—	—	—	—
Total	$7,733	$17,699	$7,801	$23,627	$5,666	$20,220	$947	$83,693

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$21,760	$10,260	$31,439	$31,534	$19,809	$68,941	$5,933	$189,676
Special Mention	223	2,345	1,014	753	214	1,009	—	5,558
Substandard	—	—	—	—	3,174	—	—	3,174
Doubtful	—	—	—	—	—	—	—	—
Total	$21,983	$12,605	$32,453	$32,287	$23,197	$69,950	$5,933	$198,408

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$5,564	$31,166	$27,417	$1,174	$290	$2,959	$231	$68,801
Special Mention	—	649	—	—	—	47	—	696
Substandard	—	—	—	—	—	186	—	186
Doubtful	—	—	—	—	—	—	—	—
Total	$5,564	$31,815	$27,417	$1,174	$290	$3,192	$231	$69,683

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial and Industrial:
Risk Rating
Pass	$6,110	$7,793	$28,658	$25,957	$29,612	$27,262	$28,284	$153,676
Special Mention	1,062	194	79	432	205	206	3,253	5,431
Substandard	—	127	—	41	1,283	151	2,175	3,777
Doubtful	—	—	—	—	—	—	—	—
Total	$7,172	$8,114	$28,737	$26,430	$31,100	$27,619	$33,712	$162,884

Current Period gross charge-offs	$107	$—	$—	$1	$—	$—	$1	$109

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$18,120	$7,911	$10,679	$5,973	$6,125	$15,925	$459	$65,192
Special Mention	—	—	—	—	—	427	—	427
Substandard	—	—	13,934	—	498	2,005	300	16,737
Doubtful	—	—	—	—	—	—	—	—
Total	$18,120	$7,911	$24,613	$5,973	$6,623	$18,357	$759	$82,356

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$12,688	$29,344	$32,235	$20,484	$15,415	$61,809	$1,128	$173,103
Special Mention	—	—	768	3,226	—	1,034	—	5,028
Substandard	—	—	70	—	—	—	—	70
Doubtful	—	—	—	—	—	—	—	—
Total	$12,688	$29,344	$33,073	$23,710	$15,415	$62,843	$1,128	$178,201

Current Period gross charge-offs	$—	$—	$132	$—	$—	$—	$—	$132

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$28,055	$29,174	$1,231	$302	$392	$2,937	$—	$62,091
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	246	—	246
Doubtful	—	—	—	—	—	—	—	—
Total	$28,055	$29,174	$1,231	$302	$392	$3,183	$—	$62,337

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial and Industrial:
Risk Rating
Pass	$8,770	$30,885	$26,806	$31,247	$344	$27,632	$27,510	$153,194
Special Mention	140	—	—	—	—	8	66	214
Substandard	—	—	58	1,363	4	182	2,283	3,890
Doubtful	—	—	—	—	—	—	—	—
Total	$8,910	$30,885	$26,864	$32,610	$348	$27,822	$29,859	$157,298

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$29	$29

The Company considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2024 and  December 31, 2023:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$29,529	$55,390	$42,614	$48,602	$42,063	$105,911	$32,363	$356,472
Nonperforming	—	123	1,131	517	—	1,105	—	2,876
Total	$29,529	$55,513	$43,745	$49,119	$42,063	$107,016	$32,363	$359,348

Current Period gross charge-offs	$—	$—	$10	$—	$—	$27	$—	$37

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$9,026	$23,391	$15,955	$5,172	$1,989	$997	$—	$56,530
Nonperforming	—	81	68	2	30	4	—	185
Total	$9,026	$23,472	$16,023	$5,174	$2,019	$1,001	$—	$56,715

Current Period gross charge-offs	$1	$126	$155	$22	$11	$2	$—	$317

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$—	$1,221	$—	$—	$120	$62	$38,543	$39,946
Nonperforming	—	—	—	—	—	—	231	231
Total	$—	$1,221	$—	$—	$120	$62	$38,774	$40,177

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$7,961	$22,583	$11,123	$8,573	$3,289	$1,394	$13,738	$68,661
Nonperforming	—	473	69	60	75	3	35	715
Total	$7,961	$23,056	$11,192	$8,633	$3,364	$1,397	$13,773	$69,376

Current Period gross charge-offs	$209	$63	$90	$73	$42	$2	$207	$686

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$50,484	$44,640	$50,949	$44,818	$21,854	$91,956	$13,560	$318,261
Nonperforming	—	—	—	—	182	1,061	—	1,243
Total	$50,484	$44,640	$50,949	$44,818	$22,036	$93,017	$13,560	$319,504

Current Period gross charge-offs	$—	$—	$3	$—	$—	$118	$—	$121

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$28,939	$20,376	$7,013	$3,028	$1,212	$759	$—	$61,327
Nonperforming	34	60	15	1	9	15	—	134
Total	$28,973	$20,436	$7,028	$3,029	$1,221	$774	$—	$61,461

Current Period gross charge-offs	$51	$163	$116	$6	$29	$3	$—	$368

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$1,649	$79	$—	$—	$—	$—	$34,070	$35,798
Nonperforming	—	—	—	—	—	—	95	95
Total	$1,649	$79	$—	$—	$—	$—	$34,165	$35,893

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$87	$87

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$18,377	$24,904	$10,800	$4,482	$1,093	$953	$14,087	$74,696
Nonperforming	11	17	67	53	1	4	1	154
Total	$18,388	$24,921	$10,867	$4,535	$1,094	$957	$14,088	$74,850

Current Period gross charge-offs	$306	$119	$119	$84	$28	$53	$246	$955

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.13% of total loans were unsecured at June 30, 2024, down from 4.37% at December 31, 2023.

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

During the three and six months ended June 30, 2024, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the ACL by portfolio segment for the three months ended June 30, 2024 and 2023:

June 30, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,328	$3,246	$1,354	$2,301	$9,229
Provision for credit losses	(7)	232	(428)	341	138
Loans charged-off	-	—	—	(555)	(555)
Recoveries	29	13	467	110	619
Total ending allowance balance	$2,350	$3,491	$1,393	$2,197	$9,431

June 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,031	$2,306	$1,177	$2,093	$7,607
Provision for credit losses	89	(69)	(176)	270	114
Loans charged-off	(24)	—	—	(393)	(417)
Recoveries	11	15	114	127	267
Total ending allowance balance	$2,107	$2,252	$1,115	$2,097	$7,571

The following table presents the activity in the ACL by portfolio segment for the six months ended June 30, 2024 and 2023:

June 30, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,213	$3,047	$1,275	$2,232	$8,767
Provision for credit losses	123	420	(244)	696	995
Loans charged-off	(37)	—	(109)	(1,003)	(1,149)
Recoveries	51	24	471	272	818
Total ending allowance balance	$2,350	$3,491	$1,393	$2,197	$9,431

June 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,026	$2,200	$1,177	$2,028	$7,431
Provision for credit losses	128	156	(155)	450	579
Loans charged-off	(71)	(132)	(29)	(641)	(873)
Recoveries	24	28	122	260	434
Total ending allowance balance	$2,107	$2,252	$1,115	$2,097	$7,571

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of June 30, 2024 and December 31, 2023:

	Collateral Type
June 30, 2024	Real Estate	Business Assets	Total
Residential real estate	$1,441	$—	$1,441
Commercial real estate:
Owner-occupied	710	153	863
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$2,178	$153	$2,331

	Collateral Type
December 31, 2023	Real Estate	Business Assets	Total
Residential real estate	$1,663	$—	$1,663
Commercial real estate:
Owner-occupied	700	258	958
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$2,390	$258	$2,648

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2024, the Company had $60 in other real estate owned for residential real estate properties compared to $68 at December 31, 2023. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $136 and $348 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At June 30, 2024, the contract amounts of these instruments totaled approximately $202,732, compared to $206,128 at December 31, 2023.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At June 30, 2024, the estimated ACL related to off-balance sheet commitments was $629, which included $43 in provision during the three months ended June 30, 2024 and a $63 recovery of  provision during the six months ended June 30, 2024.  This is compared to a $90 recovery of provision during the three months ended June 30, 2023 and a $66 recovery of provision during the six months ended June 30, 2023. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2024 and December 31, 2023 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

June 30, 2024	$39,596	$2,460	$42,056
December 31, 2023	$42,199	$2,394	$44,593

Pursuant to collateral agreements with the FHLB, advances are secured by $345,679 in qualifying mortgage loans, $34,015 in commercial loans and $2,876 in FHLB stock at June 30, 2024.  Fixed-rate FHLB advances of $39,596 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 4.03% at June 30, 2024 and 3.50% at December 31, 2023.  There were no variable-rate FHLB borrowings at June 30, 2024.

At June 30, 2024, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described in the next paragraph.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at June 30, 2024.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $185,225 at June 30, 2024.  Of this maximum borrowing capacity, the Company had $86,730 available to use as additional borrowings, of which $86,730 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of March 13, 2025, and have fixed rates ranging from 3.25% to 5.25% and a year-to-date weighted average cost of 4.79% at June 30, 2024, as compared to 3.79% at December 31, 2023.  At June 30, 2024, there were six promissory notes payable by Ohio Valley to related parties totaling $2,460. There were no promissory notes payable to other banks at June 30, 2024 or December 31, 2023.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $58,900 at June 30, 2024 and $52,350 at December 31, 2023.

Scheduled principal payments as of June 30, 2024:

	FHLB Borrowings	Promissory Notes	Totals

2024	$2,809	$781	$3,590
2025	4,983	1,679	6,662
2026	12,908	—	12,908
2027	11,397	—	11,397
2028	1,349	—	1,349
Thereafter	6,150	—	6,150
	$39,596	$2,460	$42,056

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

Total revenues from the banking segment, which accounted for the majority of the Company’s total revenues, totaled 95.4% and 94.4% of total consolidated revenues for the quarters end June 30, 2024 and 2023, respectively.

The accounting policies used for the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2024
	Banking	Consumer Finance	Total Company
Net interest income	$11,415	$548	$11,963
Provision for (recovery of) credit losses	168	13	181
Noninterest income	2,615	86	2,701
Noninterest expense	10,190	673	10,863
Provision for income taxes	660	(12)	648
Net income	3,012	(40)	2,972
Assets	1,388,878	14,439	1,403,317

	Three Months Ended June 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$11,070	$544	$11,614
Provision for (recovery of) credit losses	40	(16)	24
Noninterest income	2,618	95	2,713
Noninterest expense	9,784	631	10,415
Provision for income taxes	634	5	639
Net income	3,230	19	3,249
Assets	1,259,929	14,301	1,274,230

	Six Months Ended June 30, 2024
	Banking	Consumer Finance	Total Company
Net interest income	$22,058	$1,095	$23,153
Provision for (recovery of) credit losses	937	(5)	932
Noninterest income	5,563	834	6,397
Noninterest expense	20,208	1,396	21,604
Provision for income taxes	1,137	112	1,249
Net income	5,339	426	5,765
Assets	1,388,878	14,439	1,403,317

	Six Months Ended June 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$22,254	$1,082	$23,336
Provision for (recovery of) credit losses	624	(111)	513
Noninterest income	5,618	862	6,480
Noninterest expense	19,380	1,307	20,687
Provision for income taxes	1,303	156	1,459
Net income	6,565	592	7,157
Assets	1,259,929	14,301	1,274,230

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 22 months to 17.2 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of June 30, 2024	As of December 31, 2023
Operating leases:
Operating lease right-of-use assets	$1,114	$1,205
Operating lease liabilities	1,114	1,205

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$49	$55	$98	$106
Short-term lease expense	2	—	9	—

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2024 are as follows:

Operating Leases
2024 (remaining)	$98
2025	195
2026	140
2027	109
2028	111
Thereafter	764
Total lease payments	1,417
Less: Imputed Interest	(303)
Total operating leases	$1,114

Other information is as follows:

	As of June 30, 2024	As of December 31, 2023
Weighted-average remaining lease term for operating leases	12.5 years	13.0 years
Weighted-average discount rate for operating leases	2.87%	2.91%

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

NOTE 10 – DEPOSITS

Deposits are comprised of the following:

	June 30, 2024	December 31, 2023

Noninterest-bearing deposits	$343,209	$322,222

Interest-bearing deposits:
NOW accounts	180,620	170,422
Savings and money market	269,781	255,369
Time deposits of $250 or less	299,393	301,323
Time deposits of more than $250	85,425	77,800
Total interest-bearing deposits	835,219	804,914

Total deposits	$1,178,428	$1,127,136

Brokered deposits, included in time deposits, were $48,373 and $64,893 at June 30, 2024 and December 31, 2023, respectively.

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

FINANCIAL RESULTS OVERVIEW: Net income totaled $2,972 during the second quarter of 2024, a decrease of $277 from the same period of 2023. Earnings per share for the second quarter of 2024 finished at $.63 per share, compared to $.68 per share during the second quarter of 2023. Net income totaled $5,765 during the six months ended June 30, 2024, a decrease of $1,392 from the same period of 2023. Earnings per share during the first six months of 2024 finished at $1.21 per share, compared to $1.50 per share during the first six months of 2023. During both the quarterly and year-to-date periods, earnings were negatively impacted by higher provision for credit losses and noninterest expense, which were up collectively by $605 and $1,336 over the same periods in 2023, respectively. During the second quarter of 2024, earnings were positively impacted by a $349 increase in net interest income, while net interest income decreased $183 during the first half of 2024, compared to the same periods in 2023, respectively. The Company’s noninterest income had a minimal impact to the change in net earnings during both the quarterly and year-to-date periods of 2024 compared to 2023.  The impact of lower net earnings during 2024 also had a direct impact to the Company’s annualized net income to average asset ratio, or return on assets, which decreased to 0.84% for the six months ended June 30, 2024, compared to 1.16% for the six months ended June 30, 2023.  In addition, the Company’s net income to average equity ratio, or return on equity, decreased to 8.01% for the six months ended June 30, 2024, compared to 10.63% for the six months ended June 30, 2023.

During the three months ended June 30, 2024, net interest income increased $349, or 3.0%, over the same period in 2023. During the six months ended June 30, 2024, net interest income decreased $183, or 0.8%, from the same period in 2023. The quarterly improvement to net interest income was mostly impacted by a $128,928 increase in average earning assets. This was partially offset by a decrease in the net interest margin of 29 basis points.  The year-to-date decrease to net interest income was mostly impacted by a decrease in the net interest margin of 44 basis points, which more than offset a $124,072 increase in average earning assets. The growth in average earning assets during both the quarterly and year-to-date periods came primarily from loans and interest-bearing deposits with banks, partially offset by lower securities. Loan increases were led by the commercial and residential real estate loan segments, while interest-bearing deposits with banks consisted mostly of average balances maintained at the Federal Reserve. Average securities decreased as maturities were deployed into higher yielding loans. Decreases to the net interest margin during both the quarterly and year-to-date periods were largely related to the cost of funding sources increasing more than the yield on earning assets. This increase in the cost of funding was partially linked to the Company’s decision to increase rates on deposit accounts to attract deposits amidst heightened market competition for such funds. In addition, the composition of funding sources trended toward certificates of deposit (“CDs”), and wholesale funding sources, which generally cost more than other funding sources, such as checking, NOW, savings and money market deposit products.

During the three and six months ended June 30, 2024, the Company’s provision for credit loss expense increased $157 and $419, when compared to the same periods in 2023, respectively. The increases during both the quarterly and year-to-date periods came primarily from a higher historical loss factor and increases in general reserves associated with the growth in loans, partially offset by decreases in both net charge-offs and select qualitative risk factors.

During the three and six months ended June 30, 2024, noninterest income decreased $12, or 0.4%, and $83, or 1.3%, from the same periods in 2023. The decreases were largely due to the closure of Race Day at the end of 2023. Due to the closure, there was no mortgage application referral income earned in 2024 compared to $16 and $247 in commissions earned during the second quarter and first half of 2023, respectively. Other decreases came from losses related to both other real estate owned (“OREO”) and the pending sale of premises, which collectively reduced noninterest income by $92 during both the second quarter and first half of 2024 compared to the same periods in 2023. These decreases were partially offset by a $78 and $192 increase in service charges on deposit accounts during both the quarterly and year-to-date periods.

During the three and six months ended June 30, 2024, noninterest expense increased $448, or 4.3%, and $917, or 4.4%, over the same periods in 2023. The increases were primarily related to a $345 and $628 increase in salaries and employee benefit costs during both the second quarter and first half of 2024, impacted by higher annual merit increases and higher health insurance premiums. The Company also experienced increases in both data processing and professional fee expense, which were collectively up $136 and $276 during the second quarter and first half of 2024 compared to the same periods in 2023.

The changes in the Company’s provision for income taxes during the three and six months ended June 30, 2024, compared to the same periods in 2023, were largely due to the changes in taxable income affected by the factors mentioned above.

At June 30, 2024, total assets were $1,403,317, an increase of $51,182 from year-end 2023.  Higher assets were primarily impacted by an increase in loans, which were up $68,384, or 7.0%, from year-end 2023. Growth in loans came from increases in the residential real estate loan segment (+12.5%), commercial real estate loan segment (+8.9%), and commercial and industrial loan segment (+3.6%), partially offset by a decrease in the consumer loan segment (-3.4%).

At June 30, 2024, total liabilities were $1,257,560, up $49,432 from year-end 2023. Contributing most to this increase were higher deposit balances, which increased $51,292 from year-end 2023. Leading deposit growth were interest-bearing deposit balances, up $30,305 from year-end 2023, consisting of higher balances from savings and money market accounts (+5.6%), NOW accounts (+6.0%), and time deposits (+1.5%). Growth in deposits were also impacted by noninterest-bearing demand deposits, which increased $20,987 from year-end 2023.

At June 30, 2024, total shareholders' equity was $145,757, up $1,750 from December 31, 2023. This increase came primarily from year-to-date net income, partially offset by quarterly cash dividends paid and the purchase of treasury shares under the Company’s treasury repurchase program. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2024 and December 31, 2023

The following discussion focuses in more detail on the consolidated financial condition of the Company at June 30, 2024 compared to December 31, 2023.  This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2024, cash and cash equivalents were $107,679, a decrease of $20,447, or 16.0%, from December 31, 2023. The decrease came primarily from interest-bearing deposits with banks, which were down $21,057, or 18.5%, from year-end 2023. Over 85% of cash and cash equivalents is comprised of the Company’s interest-bearing Federal Reserve Bank clearing account, which contributed most to the decrease in interest-bearing deposits with banks. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first half of 2024, the Company utilized a portion of its clearing account balances to reinvest in higher-yielding loans, which helped to reduce the negative effects from net interest margin compression. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee. During the first half of 2024, the rate associated with the Company’s Federal Reserve Bank clearing account remained at the target federal funds rate range of 5.25% to 5.50%. The interest-bearing deposit balances in the Federal Reserve Bank account are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Securities

Total securities of $170,679 at June 30, 2024 were relatively stable when compared to $170,244 at year-end 2023, increasing $435, or 0.3%.  The Company’s U.S. Government securities portfolio increased $9,712, or 19.3%, from year-end 2023. This increase in U.S. Government securities came primarily from $19,357 in purchases partially offset by $10,000 in maturities. Partially offsetting the increase in U.S. Government securities was a decrease in U.S. Government agency (“Agency”) mortgage-backed securities, which were down $9,194, or 8.7%, from year-end 2023. The Company’s investment securities portfolio is made up mostly of Agency mortgage-backed securities, which represented 56.8% of total investments at June 30, 2024.  During the first half of 2024, the Company received proceeds from principal repayments of $8,489.  The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date.

Included in the decreasing factors mentioned above were changes in net unrealized losses associated with available for sale securities. During 2024, long-term reinvestment rates increased, which led to a $615 decrease in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates increased, the unrealized loss in the portfolio was increased causing the fair value to decrease. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Loan segments have been identified as Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

COMMERCIAL REAL ESTATE BY INDUSTRY
As of June 30, 2024
Table I

The following table provides the composition of commercial real estate loans by industry classification (as defined by the North American Industry Classification System).

(dollars in thousands)
	Amount	% of Total
Real Estate Rental and Leasing	$167,075	47.49%
Accommodation and Food Services	61,158	17.39%
Health Care and Social Assistance	24,247	6.89%
Construction	24,113	6.85%
Retail Trade	19,592	5.57%
Manufacturing	19,438	5.53%
All Other	36,161	10.28%
Total	$351,784	100.00%

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

The Company’s loan balances increased to $1,040,284 at June 30, 2024, representing an increase of $68,384, or 7.0%, as compared to $971,900 at December 31, 2023.  The increase in loans came primarily from the residential and commercial real estate loan portfolios, partially offset by a decrease in the consumer portfolio from year-end 2023.

The Company’s residential real estate loan portfolio increased $39,844, or 12.5%, from year-end 2023.  At June 30, 2024, residential real estate loans represented the largest segment of the Company’s total loan portfolio at 34.5%. During 2024, mortgage rates continued to increase as a result of an elevated interest rate environment, which provided the Company with less opportunities to sell long-term fixed rate loans to the secondary market. With elevated mortgage rates, mortgage customers were selecting more in-house variable rate mortgage products instead of long-term fixed rate mortgage products. This had a direct impact on lowering loan volume within the long-term fixed rate loan portfolio (down $3,734) and contributed to a shift into more short-term variable rate mortgages (up $19,864) at June 30, 2024. Also contributing to the increase in residential real estate loans was the funding of a warehouse line of credit by the Bank for a mortgage lender. The warehouse lending line is used by the mortgage lender to make loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loan and repays the Bank. From year-end 2023, warehouse lending balances increased $18,291 during the first half of 2024.

Further increases in loans came from the Company’s commercial loan portfolio, which increased $34,476, or 7.2%, from year-end 2023. Contributing most to this increase were higher loan balances within the commercial real estate portfolio, which increased $28,890, or 8.9%, from year-end 2023.  Commercial real estate loans represent the second largest segment of the Company’s total loan portfolio at June 30, 2024, at 33.8%. The increase from year-end 2023 came primarily from new originations within the nonowner-occupied and construction loan segments.

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, which was up $5,589, or 3.6%, from year-end 2023. The growth was impacted by an increase in larger loan originations during the year.

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

The increases in the Company’s loan balances at June 30, 2024 were partially offset by a decrease in the consumer loan portfolio, which was down $5,936, or 3.4%, from year-end 2023. This change was impacted by a $5,474, or 7.3%, decrease in other consumer loans, impacted by principal repayments and payoffs. Decreases in consumer loans also came from a $4,746, or 7.7%, decrease in automobile loans from year-end 2023. This was directly impacted by management’s strategy to place more emphasis on higher yielding loan portfolios (i.e. commercial, and to a smaller extent, residential real estate). Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. Decreases in consumer loans were partially offset by a $4,284, or 11.9%, increase in home equity lines of credit.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. As of June 30, 2024, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis from year-end 2023 were due to non-credit related factors. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Therefore, no ACL was recorded, and no provision expense was recognized during the three and six months ended June 30, 2024.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. At June 30, 2024, a $2 ACL was recognized based on a .02% cumulative default rate taken from the S&P and Moody’s bond rating index. The $2 ACL for HTM debt securities was unchanged from December 31, 2023, resulting in no provision expense during the three and six months ended June 30, 2024.

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

As of June 30, 2024, the ACL for loans totaled $9,431, or 0.91%, of total loans. As of December 31, 2023, the ACL for loans totaled $8,767, or 0.90%, of total loans. The increase in the ACL of $664, or 7.6%, was all from loans collectively evaluated. The increase was impacted by additional reserves from a $68,721 increase in collectively evaluated loan balances during the first half of 2024, primarily from the residential and commercial real estate loan segments. Higher ACL reserves were also impacted by a higher historical loss rate within the commercial and residential real estate loan segments, partially offset by a lower qualitative risk adjustment that decreased reserves within the commercial real estate segment.

The Company experienced higher delinquency levels from year-end 2023. Nonperforming loans to total loans increased to 0.50% at June 30, 2024, compared to 0.26% at December 31, 2023, and nonperforming assets to total assets increased to 0.38% at June 30, 2024, compared to 0.19% at December 31, 2023. The increase in both delinquency calculations resulted from a $2,230 increase in nonaccrual loans, primarily as a result of one single loan relationship secured primarily by residential real estate property that was placed into nonaccrual status during the first half of 2024.

During the first half of 2024, the Company individually evaluated several loans associated with three borrower relationships for expected credit loss. The fair value of the loans’ collateral was measured to the loans’ recorded investment and no expected losses were identified as part of the review. As a result, there were no specific reserves recorded during the three and six months ended June 30, 2024.

Management believes that the ACL at June 30, 2024 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the ACL as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Deposits continue to be the most significant source of funds used by the Company to support earning assets. Total deposits at June 30, 2024 increased $51,292, or 4.6%, from year-end 2023. This change in deposits came primarily from interest-bearing deposit balances, which were up by $30,305, or 3.8%, from year-end 2023, while noninterest-bearing deposits also increased $20,987, or 6.5%, from year-end 2023.
The increase in interest-bearing deposits came primarily from savings and money market account balances, which increased $14,412, or 5.6%, from year-end 2023. The increase came from money market accounts, particularly the Company’s tiered money market product (Money Fund) that was introduced in 2023 and offers a higher rate on tiered deposit balances. The Company’s savings account balances were down from year-end 2023.

Also impacting deposit balance growth were higher interest-bearing NOW account balances, which increased $10,198, or 6.0%, from year-end 2023. This increase was largely driven by higher municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.
Further increases in interest-bearing deposits came from time deposit balances, which increased $5,695, or 1.5%, from year-end 2023. The increase came from retail time deposits, which increased $23,481 from year-end 2023. As deposit competition increased in 2023 due to the elevated market rate environment, prices on the Company’s retail CDs adjusted upward and influenced a consumer shift away from lower-cost savings products, and into a greater number of higher-cost time deposit products, such as CDs. During the second quarter of 2024, the Company experienced $16,546 in brokered CD maturities, which contributed to a $17,787, or 22.9%, decrease in wholesale time deposit balances from year-end 2023.
The increase in noninterest-bearing demand deposits came primarily from the Company’s incentive-based checking account balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2024, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $42,056 at June 30, 2024, a decrease of $2,537, or 5.7%, from year-end 2023. The decrease was related to the ongoing monthly principal repayments of FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at June 30, 2024 increased $1,750, or 1.2%, to finish at $145,757, as compared to $144,007 at December 31, 2023. This was primarily from quarterly net income, partially offset by cash dividends paid and the purchase of 82,673 treasury shares under the Company’s treasury repurchase program. The repurchase program was originally approved in 2021 to allow the Company to repurchase up to $5,000 in additional common shares from time to time up to the plan’s expiration date of August 31, 2024. As of August 14, 2024, the Company had repurchased approximately $2,967 in common stock.
Comparison of Results of Operations
For the Three and Six Months Ended
June 30, 2024 and 2023

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2024, compared to the same period in 2023. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended June 30, 2024, net interest income increased $349, or 3.0%, compared to the same period in 2023. Conversely, net interest income decreased $183, or 0.8%, during the six months ended June 30, 2024, compared to the same period in 2023. The quarterly improvement was mostly impacted by a composition shift into higher-yielding loans, which increased earning asset yields that completely offset the negative effects of higher average costs paid on deposits and borrowings. The year-to-date decrease was largely related to the negative impact of higher average costs paid on deposits and borrowings completely offsetting higher earning asset yields, which contributed to a 44 basis point decrease in the net interest margin. These negative effects were partially offset by a composition shift into higher-yielding loans during the first half of 2024.

Total interest and fee income recognized on the Company’s earning assets increased $3,635, or 24.2%, during the second quarter of 2024, and $7,525, or 26.1%, during the first half of 2024, compared to the same periods in 2023. The earnings growth was impacted by interest on loans, which increased $2,858, or 22.6%, and $5,770, or 23.8%, during the three and six months ended June 30, 2024, compared to the same periods in 2023, respectively. This improvement was impacted by increases in both loan yields and average loan balances. Particularly in the second quarter of 2024, the Company experienced a 9.2% increase in higher-yielding loans, with average loan balances increasing from $928,418 during the three months ended June 30, 2023 to $1,013,845 during the three months ended June 30, 2024. This large composition shift to higher-yielding loans contributed to most of the loan interest and fee revenue improvement during the second quarter of 2024. Overall, average loans have increased $85,427 and $82,124 during the three and six months ended June 30, 2024, compared to the same periods in 2023. The increases during both periods came primarily from loans secured by residential and commercial real estate properties, including average balance increases in the Bank’s warehouse line of credit for a mortgage lender. Loan revenue improvement also came from average loan yield increases impacted by the aggressive actions taken by the Federal Reserve to increase rates by 425 basis points during 2022 and another 100 basis points during 2023. This has contributed to the repricing of a portion of the Company’s loan portfolio. As a result, the average interest rate yield on loans increased 64 basis points to 6.46% during the second quarter of 2024 and increased 69 basis points to 6.40% during the first half of 2024, compared to the same periods in 2023.

Total interest income from interest-bearing deposits with banks increased $775 during the second quarter of 2024, and $1,766 during the first half of 2024, compared to the same periods in 2023. This was largely from average balance increases with the Company’s interest-bearing Federal Reserve Bank clearing account, which grew $58,747 and $59,518 during the three and six months ended June 30, 2024, compared to the same periods in 2023, respectively. Increases in Federal Reserve Bank clearing balances were impacted by the growth in interest-bearing Bank deposits, influenced by product rate increases during 2023 and 2024. Excess funds also came from the maturities and paydowns on investment securities, as well as new FHLB advances. The Company utilized a portion of these proceeds to fund the growth in loans. Further impacting interest income from interest-bearing deposits with banks were rate increases associated with the Federal Reserve Bank clearing account. As previously mentioned, the Federal Reserve took action during 2022 and 2023 to increase short-term rates due to rising inflationary concerns. Since the end of June 2023, the target federal funds rate increased by another 25 basis points, which had a corresponding effect to the interest rate tied to the Federal Reserve clearing account.

Total interest on securities increased $6, or 0.6%, during the second quarter of 2024, but decreased $75, or 3.8%, during the first half of 2024, compared to the same periods in 2023. The minimal to declining impact to security earnings during 2024 was largely from decreases in average security balances, which were down $12,831 and $14,907 during the three and six months ended June 30, 2024, compared to the same periods in 2023, respectively. During 2023 and 2024, the Company placed more emphasis on growing its higher-yielding loan portfolio and utilized proceeds from various maturities and repayments of securities to help fund loan growth. Earnings from securities were positively impacted by increases in the average yield on securities as a result of the elevated market rate environment during both 2023 and 2024. Average security yields increased 19 basis points to 2.10% during the second quarter of 2024, which completely offset the negative impact from lower average balances during the quarter. Average security yields increased 13 basis points to 2.04% during the first half of 2024, which only partially offset the negative impact from lower average security balances during the year.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $3,286 during the second quarter of 2024, and $7,708 during the first half of 2024, compared to the same periods in 2023. Increases in interest expense were impacted by a rise in average costs combined with increases in higher-costing average deposit balances. As market competition continued to increase, rate offerings on CDs continued to adjust up in 2023. The Company increased CD rates during this time to attract and retain deposits, which has led to more of a consumer demand to reinvest from lower-cost NOW, savings and money market account deposit products (down $45,269 at an average cost of 1.36% during the year) into more higher-cost time deposit products (up $150,970 at an average cost of 4.67% during the year). Furthermore, the Company’s average wholesale funding balances increased $34,747 during the year, which included the use of brokered CDs (average cost of 4.87%) and FHLB advances (average cost of 4.03%). These higher-cost wholesale deposits were used to fund asset growth, but also contributed to the growth in interest expense over 2023. As a result of the rate repricings on time deposits and the deposit shift into higher-cost funding sources, the Company’s total weighted average costs on interest-bearing liabilities increased by 155 basis points from 1.40% at June 30, 2023, to 2.95% at June 30, 2024.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2024, the Company’s second quarter net interest margin decreased to 3.74%, compared to 2023’s second quarter net interest margin of 4.03%. The Company’s year-to-date net interest margin decreased to 3.68% at June 30, 2024, compared to 2023’s year-to-date net interest margin of 4.12% at June 30, 2023. The margin decreases were impacted by higher average costs associated with the Bank’s interest-bearing liabilities due to customer pricing pressures, deposit competition, and a higher utilization of wholesale funding sources. Furthermore, the Bank continues to experience a deposit composition shift into more higher-cost retail CDs and less lower-cost NOW, savings, money market, and checking account deposits, which put increased pressure on margin growth during the three and six months ended June 30, 2024. Although the net interest margin has decreased from the prior year’s quarterly and year-to-date periods, the net interest margin has improved during 2024 when comparing linked quarters. When comparing the second quarter net interest margin of 3.74% to the first quarter net interest margin of 3.61% from 2024, this represents an increase of 13 basis points. The increase was related to increases in earning asset yields and a higher composition of average loan balances due to the 9.2% quarterly increase in average loans. Positive contributions to the margin have also come from an average deposit mix that is trending back towards checking, NOW, savings and money market deposit accounts during the second quarter of 2024. This, along with the benefits of higher-yielding loan growth, contributed to the quarterly increase in net interest income during the three months ended June 30, 2024. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will continue to face pressure within its net interest income and margin improvement.

Provision for Credit Losses
Provision for credit losses is recorded to achieve an ACL that is adequate to absorb estimated losses inherent in the Company’s loan portfolio, unfunded loans, and held to maturity debt securities. Management performs, on a quarterly basis, a detailed analysis of the ACL that encompasses asset portfolio composition, asset quality, loss experience and other relevant economic factors. For the three months ended June 30, 2024, the Company’s provision for credit losses expense totaled $181, an increase of $157 when compared to $24 in provision expense during the three months ended June 30, 2023. For the six months ended June 30, 2024, the Company’s provision for credit losses expense totaled $932, an increase of $419 when compared to $513 in provision expense during the six months ended June 30, 2023.

The increase in credit loss expense came primarily from loans, impacted by additional reserves associated with a higher historical loan loss factor and increases in collectively evaluated loan balances. In total, these increasing factors contributed to $508 and $639 in additional provision expense during the three and six months ended June 30, 2024, compared to the same periods in 2023, respectively. The increase in the historical loss factor came primarily from the commercial real estate loan segment. The growth in collectively evaluated loan balances during the six months ended June 30, 2024 was $2,629 higher than the growth during the same period in 2023, which resulted in additional general reserves and a corresponding increase to provision expense. Partially offsetting the increasing effects to provision expense mentioned above were decreases in certain qualitative risk factors and net charge-offs, which were down $484 and $223 during the three and six months ended June 30, 2024, compared to the same periods in 2023, respectively. The decrease in the qualitative risk factor came primarily from the commercial real estate loan segment, while lower net charge-offs during 2024 came primarily from an increase in recoveries within the commercial and industrial loan portfolio.

Credit loss expense during 2024 also came from unfunded commitments, which was up $3 and $133 during the three and six months ended June 30, 2024, compared to the same periods in 2023, respectively.  This was primarily due to an increase in the originations of several new commercial real estate lines during the second quarter of 2024, as well as a $10,000 increase to a credit line amount on a loan secured by residential real estate.  These factors increased unused commitments during 2024, which contributed to additional reserves.

Future provisions to the allowance for credit losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Policies - Allowance for Credit Losses” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $12, or 0.4%, during the three months ended June 30, 2024, and decreased $83, or 1.3%, during the six months ended June 30, 2024, compared to the same periods from 2023. Lower noninterest revenue was largely impacted by decreases in other noninterest income, which decreased $121 and $282 during the three and six months ended June 30, 2024, compared to the same periods from 2023, respectively. The decreases were largely impacted by the closing of Race Day in December 2023, which resulted in a $16 and $247 decrease in mortgage application referral income during the second quarter and first half of 2024, compared to the same periods from 2023, respectively. Other noninterest income was also impacted by losses incurred on OREO properties and the sale of bank premises. During the second quarter of 2024, the Company re-evaluated the fair value of a single property carried as OREO resulting in a $7 loss adjustment to the property’s fair value. This is compared to a $38 gain on OREO that was recognized during the second quarter of 2023.  Furthermore, the Company is in the process of completing the sale of one of its support facilities. At June 30, 2024, the Company and the prospective buyer reached an agreement on the sale price of the facility.  While the transaction is still subject to further approvals, the Company reduced the carrying value of the facility to reflect the expected sales price.  This resulted in a $46 loss on sale of bank premises, which further reduced other noninterest income during the second quarter of 2024.

Partially offsetting the decreases in other noninterest income were increases in service charges on deposit accounts, which were up $78, or 11.9%, during the second quarter of 2024, and $192, or 15.2%, during the first half of 2024, compared to the same periods in 2023. The increases have been impacted by a higher volume of overdraft transactions during 2024.

The remaining noninterest income categories increased $31, or 1.8%, during the second quarter of 2024, and $7, or 0.2%, during the first half of 2024, compared to the same periods in 2023. The net increases came primarily from bank owned life insurance and annuity asset income and trust fee income, partially offset by lower tax preparation fees during the quarter and year-to-date periods.

Noninterest Expense

Noninterest expense increased $448, or 4.3%, during the three months ended June 30, 2024, and increased $917, or 4.4%, during the six months ended June 30, 2024, compared to the same periods from 2023. Contributing most to the increase in noninterest expense were salaries and employee benefits, which increased $345 and $628 during the three and six months ended June 30, 2024, compared to the same periods from 2023, respectively. The expense increase was largely from annual performance-based merit increases and higher health insurance premiums.  Furthermore, the Company’s average full-time equivalent employee base was up five employees from 238 at June 30, 2023 to 243 at June 30, 2024. Partially offsetting the growth in salaries and employee benefit expense was the elimination of staffing for Race Day by April 2023, which resulted in a savings of $24 for the second quarter of 2024, and $216 for the first half of 2024, compared to the same periods in 2023.

Higher noninterest expense also came from data processing expense, which increased $62 during the second quarter of 2024, and $149 during the first half of 2024, compared to the same periods from 2023. Higher costs in this category were the direct result of special programming costs associated with enhancing mobile and desktop user platforms, as well as the volume increase in debit card transactions, which increased processing costs.

Also contributing to higher noninterest expense were professional fees, which increased $74 during the second quarter of 2024, and $127 during the first half of 2024, compared to the same periods from 2023. Higher professional fees were largely impacted by an increase in director fees, as well as a general increase in legal fees during 2024 due to a higher volume of collection costs.

The remaining noninterest expense categories decreased $33, or 1.0%, during the second quarter of 2024, and increased $13, or 0.2%, during the first half of 2024, compared to the same periods in 2023.  These changes came primarily from a quarterly and year-to-date decline in other noninterest expense from various overhead expenses associated with the closing of Race Day. The Race Day closing also contributed to reducing software expense for the quarter, while minimizing the increase in software expense for the year. The expense savings from Race Day was partially offset by higher furniture and equipment expenses during the quarterly and year-to-date periods.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and six months ended June 30, 2024 to the same periods in 2023, the Company has benefited from an increase in earning asset yields due to market rate increases by the Federal Reserve, and a higher composition of higher-yielding loans. However, the continued trend of increasing deposit rates, a deposit composition shift to higher-cost time deposit balances, and the increased use of higher-cost wholesale funding sources led to margin compression during both the second quarter and the first half of 2024 and had a negative impact to year-to-date net interest income. However, the elevated growth in average loans during the second quarter, combined with a quarterly transition to more lower-cost funding deposits had a positive impact to quarter-to-date net interest income, which increased over the prior year’s second quarter net interest income results. While net interest earnings are improving, contributions from noninterest income fell back by 0.4% and 1.3% during the second quarter and first half of 2024, while overhead expense increased 4.3% and 4.4% during the same periods due to higher annual merit adjustments and health insurance premiums. The positive effects of lower but improving net interest income were completely offset by reduced noninterest revenue and higher overhead costs, which restricted the Company from generating any efficiency improvement. As a result, the Company’s quarterly efficiency number increased (regressed) to 73.4% during the three months ended June 30, 2024, from 71.9% during the same period in 2023. The Company’s year-to-date efficiency number also increased (regressed) to 72.4% during the six months ended June 30, 2024, from 68.7% during the same period in 2023.

Provision for income taxes
The Company’s income tax provision increased $9 during the three months ended June 30, 2024, and decreased $210 during the six months ended June 30, 2024, compared to the same periods in 2023.  The changes in tax expense corresponded directly to the changes in associated taxable income during 2024 and 2023.

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

The Bank opted into the CBLR, and therefore, is not required to comply with the Basel III capital requirements The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount during year two of the transitional period totaled $2,276, which resulted in the add-back of $1,138 to both Tier 1 capital and average assets as part of the CBLR calculation for June 30, 2024. As of June 30, 2024, the Bank’s CBLR was 10.48%.

Cash dividends paid by the Company were $2,105 during the first half of 2024.  The year-to-date dividends paid totaled $0.44 per share.

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

Total cash and cash equivalents, HTM securities maturing within one year, and AFS securities, which totaled $271,333, represented 19.3% of total assets at June 30, 2024 compared to $290,781 and 21.5% of total assets at December 31, 2023. This growth in liquid funds came primarily from increases in deposits, as well as increases in borrowings and net proceeds from maturities and paydowns of securities.  A large portion of these dollars were used to fund the 7.0% growth in loans. Increases in deposits were largely impacted by growth in NOW, savings and money market deposits, which increased 5.8% from year-end 2023, as well as growth in noninterest-bearing deposits, which increased 6.5%, from year-end 2023.

In addition to the on-balance sheet liquidity discussed above, the Bank has established multiple sources of funding to further enhance the Bank’s ability to meet liquidity demands. The Bank has pledged collateral to the FHLB and the FRB to establish committed borrowing lines. At June 30, 2024, the Bank could borrow an additional $86,730 from the FHLB and the borrowing line with the FRB had availability of $60,067. For each of these sources, the Bank has established an internal limit of 85% of our borrowing capacity. In addition to the committed borrowing lines, the Bank has access to several wholesale funding sources, such as, brokered CDs, a $25 million federal funds purchase limit with two correspondent banks, and the ability to bid on available funds from select deposit placement services. The Bank has established limits for each respective funding source and a collective limit on all wholesale funding sources. During 2024, the Bank mostly utilized brokered CDs and the FHLB to assist with funding loan growth. The Bank’s internal limit on brokered CDs is 10% of total assets. At June 30, 2024, the amount of brokered CDs outstanding was 3.49% of total assets, as compared to 4.86% at December 31, 2023. At June 30, 2024, the Bank had utilized 53.18% of our FHLB capacity, an increase from 51.74% at December 31, 2023. The collective internal limit on all wholesale funding sources is 40% of total assets. At June 30, 2024, the Bank’s total wholesale funding sources represented 12.53% of total assets. Based on the collective internal wholesale funding limit, the Bank had the capacity to borrow an additional $381 million in wholesale funds and the available funding from the respective wholesale funding sources exceeded this amount, which provides the flexibility to utilize one source more than another due to pricing or availability.

As part of performing liquidity stress tests, the Bank monitors and evaluates the exposure to uninsured deposits. Of the Company’s $1,178,428 in total deposit balances at June 30, 2024, only 35.9%, or $422,598, were deemed uninsured as per the $250 FDIC threshold. A portion of these deposits are on behalf of public entity customers, which require the Bank to pledge securities or FHLB letters of credit to cover the amount of the deposit balance that is deemed uninsured. To the extent these deposits left the Bank, the level of unpledged securities and the borrowing capacity at the FHLB would increase or could be utilized to fund the deposit outflow. The sum of current on-balance sheet liquidity and available wholesale funding sources exceeded the balance of uninsured deposits at June 30, 2024. Included in on-balance sheet liquidity are AFS securities in an unrealized loss position. Although management does not intend to sell the securities before the recovery of its cost basis, they are a contingent resource from a liquidity perspective.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ohio Valley’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by Ohio Valley in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no sales of unregistered equity securities during the three months ended June 30, 2024.

(b) Not applicable.

(c) The following table provides information regarding Ohio Valley’s repurchases of its common shares during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
April 1 - 30, 2024	----	----	----	$3,963
May 1 - 31, 2024	82,673	$23.35	82,673	$2,033
June 1 - 30, 2024	----	----	----	$2,033
TOTAL	82,673	$23.35	82,673	$2,033

(1)
On July 23, 2021, the Company announced that its Board of Directors approved a program for the repurchase of up to $5,000 in shares of the Company’s outstanding common stock.  The program was set to expire on August 31, 2023. On August 15, 2023, the Company announced that its Board of Directors approved the extension of the expiration date of the program from August 31, 2023 to August 31, 2024.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
(a) None.

(b) None.

(c) On April 30, 2024, Seth I. Michael, Director of the Company, adopted a trading arrangement for the purchase of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c).  Mr. Michael’s Rule 10b5-1 Trading Plan, which shall be effective until terminated upon the occurrence of certain events listed in the Rule 10b5-1 Trading Plan, provides for the purchase of the maximum number of the Company’s common stock possible under the Company’s Dividend Reinvestment Plan.

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

OHIO VALLEY BANC CORP.

Date:	August 14, 2024	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Date:	August 14, 2024	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer