Form 10-Q
period 2024-09-30
OHIO VALLEY BANC CORP
filed 2024-11-14
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of common shares, without par value, of the registrant outstanding as of  November 13, 2024 was 4,711,001.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023

ASSETS
Cash and noninterest-bearing deposits with banks	$18,741	$14,252
Interest-bearing deposits with banks	63,463	113,874
Total cash and cash equivalents	82,204	128,126

Securities available for sale	271,187	162,258
Securities held to maturity, net of allowance for credit losses of $2 in 2024 and 2023	7,912	7,986
Restricted investments in bank stocks	5,007	5,037

Total loans	1,048,912	971,900
Less: Allowance for credit losses	(9,919)	(8,767)
Net loans	1,038,993	963,133

Premises and equipment, net	21,443	21,450
Premises and equipment held for sale, net	512	573
Accrued interest receivable	4,841	3,606
Goodwill	7,319	7,319
Other intangible assets, net	—	8
Bank owned life insurance and annuity assets	41,864	40,593
Operating lease right-of-use asset, net	1,068	1,205
Deferred tax assets	5,108	6,306
Other assets	6,565	4,535
Total assets	$1,494,023	$1,352,135

LIABILITIES
Noninterest-bearing deposits	$315,961	$322,222
Interest-bearing deposits	945,459	804,914
Total deposits	1,261,420	1,127,136

Other borrowed funds	40,888	44,593
Subordinated debentures	8,500	8,500
Operating lease liability	1,068	1,205
Allowance for credit losses on off-balance sheet commitments	566	692
Other liabilities	29,428	26,002
Total liabilities	1,341,870	1,208,128

CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 2024 - 5,490,995 shares issued; 2023 - 5,470,453 shares issued)	5,491	5,470
Additional paid-in capital	52,321	51,842
Retained earnings	120,214	114,871
Accumulated other comprehensive income (loss)	(7,194)	(11,428)
Treasury stock, at cost (2024 - 779,994 shares; 2023 - 697,321shares)	(18,679)	(16,748)
Total shareholders’ equity	152,153	144,007
Total liabilities and shareholders’ equity	$1,494,023	$1,352,135

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Interest and dividend income:
Loans, including fees	$16,694	$14,299	$48,074	$39,868
Securities
Taxable	1,793	917	3,625	2,809
Tax exempt	33	40	101	123
Dividends	95	71	288	236
Interest-bearing deposits with banks	790	601	3,653	1,698
Other interest	—	4	—	9
	19,405	15,932	55,741	44,743

Interest expense:
Deposits	6,245	4,058	18,246	8,981
Other borrowed funds	422	341	1,291	612
Subordinated debentures	157	157	470	438
	6,824	4,556	20,007	10,031
Net interest income	12,581	11,376	35,734	34,712
Provision for credit losses	920	888	1,852	1,401
Net interest income after provision for credit losses	11,661	10,488	33,882	33,311

Noninterest income:
Service charges on deposit accounts	810	714	2,266	1,978
Trust fees	99	79	304	247
Income from bank owned life insurance and annuity assets	237	219	688	637
Mortgage banking income	39	42	118	133
Electronic refund check / deposit fees	—	—	675	675
Debit / credit card interchange income	1,326	1,285	3,694	3,673
Tax preparation fees	7	3	640	667
Other	336	226	866	1,038
	2,854	2,568	9,251	9,048
Noninterest expense:
Salaries and employee benefits	6,596	5,909	18,949	17,634
Occupancy	485	493	1,491	1,440
Furniture and equipment	327	351	987	979
Professional fees	510	430	1,503	1,296
Marketing expense	228	241	674	723
FDIC insurance	160	141	469	421
Data processing	820	737	2,415	2,183
Software	542	621	1,704	1,771
Foreclosed assets	(2)	6	(2)	15
Amortization of intangibles	1	5	8	18
Other	1,553	1,445	4,626	4,586
	11,220	10,379	32,824	31,066

Income before income taxes	3,295	2,677	10,309	11,293
Provision for income taxes	576	426	1,825	1,885

NET INCOME	$2,719	$2,251	$8,484	$9,408

Earnings per share	$0.58	$0.47	$1.79	$1.97

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net Income	$2,719	$2,251	$8,484	$9,408

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	6,047	(3,033)	5,432	(2,097)
Related tax (expense) benefit	(1,334)	636	(1,198)	440
Total other comprehensive income (loss), net of tax	4,713	(2,397)	4,234	(1,657)

Total comprehensive income (loss)	$7,432	$(146)	$12,718	$7,751

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2024	$5,491	$52,321	$118,531	$(11,907)	$(18,679)	$145,757
Net income	—	—	2,719	—	—	2,719
Other comprehensive income, net	—	—	—	4,713	—	4,713
Cash dividends, $0.22 per share	—	—	(1,036)	—	—	(1,036)
Balance at September 30, 2024	$5,491	$52,321	$120,214	$(7,194)	$(18,679)	$152,153

Balance at July 1, 2023	$5,470	$51,842	$111,499	$(14,073)	$(16,666)	$138,072
Net income	—	—	2,251	—	—	2,251
Other comprehensive loss, net	—	—	—	(2,397)	—	(2,397)
Cash dividends, $0.22 per share	—	—	(1,051)	—	—	(1,051)
Shares acquired for treasury, 3,388 shares	—	—	—	—	(82)	(82)
Balance at September 30, 2023	$5,470	$51,842	$112,699	$(16,470)	$(16,748)	$136,793

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2024	$5,470	$51,842	$114,871	$(11,428)	$(16,748)	$144,007
Net income	—	—	8,484	—	—	8,484
Other comprehensive income, net	—	—	—	4,234	—	4,234
Cash dividends, $0.66 per share	—	—	(3,141)	—	—	(3,141)
Common Stock issued to ESOP, 20,542 shares	21	479	—	—	—	500
Shares acquired for treasury, 82,673 shares	—	—	—	—	(1,931)	(1,931)
Balance at September 30, 2024	$5,491	$52,321	$120,214	$(7,194)	$(18,679)	$152,153

Balance at January 1, 2023	$5,465	$51,722	$107,111	$(14,813)	$(16,666)	$132,819
Net income	—	—	9,408	—	—	9,408
Other comprehensive loss, net	—	—	—	(1,657)	—	(1,657)
Cash dividends, $0.80 per share	—	—	(3,820)	—	—	(3,820)
Common stock issued to ESOP, 4,746 shares	5	120	—	—	—	125
Shares acquired for treasury, 3,388 shares	—	—	—	—	(82)	(82)
Balance at September 30, 2023	$5,470	$51,842	$112,699	$(16,470)	$(16,748)	$136,793

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2024	2023

Net cash provided by operating activities:	$10,707	$14,147

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	25,533	16,090
Purchases of securities available for sale	(128,277)	—
Proceeds from calls and maturities of securities held to maturity	61	262
Purchases of securities held to maturity	—	(586)
Proceeds from maturities of certificates of deposit in financial institutions	—	2,100
Purchases of certificates of deposit in financial institutions	—	(245)
Purchases of restricted investments in bank stocks	(80)	(969)
Redemptions of restricted investments in bank stocks	110	1,860
Net change in loans	(77,700)	(76,950)
Purchases of premises and equipment	(1,200)	(1,984)
Reimbursement of building grant	—	(100)
Purchase of bank owned life insurance and annuity assets	(772)	(250)
Withdrawals from bank owned life insurance and annuity asset	189	36
Net cash (used in) investing activities	(182,136)	(60,736)

Financing activities:
Change in deposits	134,284	67,885
Cash dividends	(3,141)	(3,820)
Purchases of treasury stock	(1,931)	(82)
Proceeds from Federal Home Loan Bank borrowings	—	30,000
Repayment of Federal Home Loan Bank borrowings	(3,772)	(2,212)
Change in other short-term borrowings	67	18
Net cash provided by financing activities	125,507	91,789

Change in cash and cash equivalents	(45,922)	45,200
Cash and cash equivalents at beginning of period	128,126	45,990
Cash and cash equivalents at end of period	$82,204	$91,190

Supplemental disclosure:
Cash paid for interest	$18,205	$5,762
Cash paid for income taxes	2,600	2,300
Operating lease liability arising from obtaining right-of-use asset	—	187

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2024, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2024.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2023, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company's chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

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

Accrued interest receivable on AFS debt securities totaled $1,135 at September 30, 2024 and $394 at December 31, 2023, and are excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. At September 30, 2024 and at December 31, 2023, there was no ACL related to AFS debt securities.

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into two major security types:  Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At September 30, 2024, the ACL related to HTM debt securities was $2, unchanged from December 31, 2023. Furthermore, there was no corresponding provision expense during the three and nine months ended September 30, 2024, compared to a $1 recovery of provision expense during the three and nine months ended September 30, 2023.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis method until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of September 30, 2024 and December 31, 2023, there were no loans held for sale by the Bank.

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

At September 30, 2024, there was $9,919 in the ACL related to loans, compared to $8,767 at December 31, 2023. This resulted in corresponding provision expense of $983 and $1,978 during the three and nine months ended September 30, 2024, compared to $812 and $1,391 in provision expense during the three and nine months ended September 30, 2023, respectively.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2024, there was $566 in the ACL related to off-balance sheet credit exposures, compared to $692 at December 31, 2023. This resulted in corresponding provision expense recoveries of $63 and $126 during the three and nine months ended September 30, 2024, respectively. This is compared to provision expense of  $77 and $11 during the three and nine months ended September 30, 2023, respectively.

EARNINGS PER SHARE:  Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,711,001 and 4,775,308 for the three months ended September 30, 2024 and 2023, respectively. The weighted average common shares outstanding were 4,745,489 and 4,775,103 for the nine months ended September 30, 2024 and 2023, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the reporting entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other Real Estate Owned ("OREO"):  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. In some instances, fair value adjustments can be made based on a quoted price from an observable input, such as a purchase agreement.  Such adjustments would be classified as a Level 2 classification.

Appraisals for both  individually evaluated collateral dependent loans and OREO owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with management’s own assumptions of fair value based on factors that include recent market data or industry-wide statistics.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$168,842	$—	$—
U.S. Government sponsored entity securities	—	5,967	—
Agency mortgage-backed securities, residential	—	96,378	—
Interest rate swap derivatives	—	865	—

Liabilities:
Interest rate swap derivatives	—	(865)	—

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$50,297	$—	$—
U.S. Government sponsored entity securities	—	5,877	—
Agency mortgage-backed securities, residential	—	106,084	—
Interest rate swap derivatives	—	1,147	—

Liabilities:
Interest rate swap derivatives	—	(1,147)	—

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2023. Assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2024 are summarized below:

	Fair Value Measurements at September 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Individually evaluated collateral dependent loans:
Commercial and industrial	$—	$—	$550

At September 30, 2024, the recorded investment of individually evaluated collateral dependent loans measured for impairment using the fair value of collateral totaled $977, with a corresponding valuation allowance of $427, resulting in an increase of $427 in provision expense during the three and nine months ended September 30, 2024, with no corresponding charge-offs recognized. This is compared to no impact to provision expense during the three and nine months ended September 30, 2023.

There was no OREO measured at fair value less costs to sell at September 30, 2024 and December 31, 2023. Furthermore, there were no corresponding write downs during the three and nine months ended September 30, 2024 and 2023, respectively.

There was no quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023. The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2024:
September 30, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Individually evaluated collateral dependent loans:		1		1
Commercial and industrial	$550	Sales approach	Adjustment to comparables and equipment comparables	4.8% to 13.1%	9.5%

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments at September 30, 2024 and December 31, 2023 are as follows:

	Carrying	Fair Value Measurements at September 30, 2024 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$82,204	$82,204	$—	$—	$82,204
Securities available for sale	271,187	168,842	102,345	—	271,187
Securities held to maturity	7,912	—	4,354	3,038	7,392
Loans, net	1,038,993	—	—	1,022,584	1,022,584
Interest rate swap derivatives	865	—	865	—	865
Accrued interest receivable	4,841	—	1,298	3,543	4,841

Financial liabilities:
Deposits	1,261,420	870,838	391,511	—	1,262,349
Other borrowed funds	40,888	—	40,460	—	40,460
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	865	—	865	—	865
Accrued interest payable	8,399	1	8,398	—	8,399

	Carrying	Fair Value Measurements at December 31, 2023 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$128,126	$128,126	$—	$—	$128,126
Securities available for sale	162,258	50,297	111,961	—	162,258
Securities held to maturity	7,986	—	4,281	3,109	7,390
Loans, net	963,133	—	—	944,544	944,544
Interest rate swap derivatives	1,147	—	1,147	—	1,147
Accrued interest receivable	3,606	—	466	3,140	3,606

Financial liabilities:
Deposits	1,127,136	748,013	379,455	—	1,127,468
Other borrowed funds	44,593	—	43,387	—	43,387
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	1,147	—	1,147	—	1,147
Accrued interest payable	6,597	1	6,596	—	6,597

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities AFS and securities HTM at September 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
U.S. Government securities	$168,753	$1,103	$(1,014)	$168,842
U.S. Government sponsored entity securities	6,406	—	(439)	5,967
Agency mortgage-backed securities, residential	105,257	1	(8,880)	96,378
Total securities	$280,416	$1,104	$(10,333)	$271,187

December 31, 2023
U.S. Government securities	$52,174	$—	$(1,877)	$50,297
U.S. Government sponsored entity securities	6,527	—	(650)	5,877
Agency mortgage-backed securities, residential	118,218	—	(12,134)	106,084
Total securities	$176,919	$—	$(14,661)	$162,258

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2024
Obligations of states and political subdivisions	$7,913	$5	$(527)	$7,391	$(2)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$7,914	$5	$(527)	$7,392	$(2)

December 31, 2023
Obligations of states and political subdivisions	$7,987	$17	$(615)	$7,389	$(2)
Agency mortgage-backed securities, residential	1	—	—	1	—
Total securities	$7,988	$17	$(615)	$7,390	$(2)

The amortized cost and estimated fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$89,254	$89,429	$1,175	$1,179
Due in over one to five years	85,905	85,380	3,343	3,207
Due in over five to ten years	—	—	1,269	1,085
Due after ten years	—	—	2,126	1,920
Agency mortgage-backed securities, residential	105,257	96,378	1	1
Total debt securities	$280,416	$271,187	$7,914	$7,392

There were no sales of securities during the three and nine months ended September 30, 2024 and 2023, respectively.

Debt securities with a carrying value of approximately $232,459 at September 30, 2024 and $126,994 at December 31, 2023, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)

The following table summarizes debt securities AFS in an unrealized loss position for which an ACL has not been recorded at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$—	$—	$31,787	$(1,014)	$31,787	$(1,014)
U.S. Government sponsored entity securities	—	—	5,967	(439)	5,967	(439)
Agency mortgage-backed securities,
residential	—	—	96,337	(8,880)	96,337	(8,880)
Total available for sale	$—	$—	$134,091	$(10,333)	$134,091	$(10,333)

December 31, 2023	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$9,474	$(52)	$40,823	$(1,825)	$50,297	$(1,877)
U.S Government sponsored entity securities	—	—	5,877	(650)	5,877	(650)
Agency mortgage-backed securities,
residential	—	—	106,084	(12,134)	106,084	(12,134)
Total available for sale	$9,474	$(52)	$152,784	$(14,609)	$162,258	$(14,661)

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

At September 30, 2024, the Company had 87 AFS debt securities in an unrealized position without an ACL, of which 7 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 77 were from Agency mortgage-backed residential securities. Comparatively at December 31, 2023, the Company had 99 AFS debt securities in an unrealized position without an ACL, of which 15 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 81 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions and, therefore, the Company carried no ACL on AFS debt securities at September 30, 2024.

NOTE 3 – SECURITIES (Continued)

The following table presents the activity in the ACL for HTM debt securities:

Held to Maturity Debt Securities	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$2	$3
Provision for (recovery of) credit loss expense	—	(1)
Allowance for credit losses ending balance	$2	$2

The Company’s HTM securities primarily consist of obligations of states and political subdivisions. The ACL on HTM securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At September 30, 2024, there were no past due principal and interest payments related to HTM securities. During the third quarter of 2024, the cumulative loss rate remained at 0.02%, resulting in no change to provision expense during the three and nine months ended September 30, 2024. During the third quarter of 2023, the cumulative loss rate decreased from 0.03% to 0.02%, resulting in a $1 recovery of provision expense during the three and nine months ended September 30, 2023.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	September 30, 2024	December 31, 2023

Residential real estate	$359,309	$319,504
Commercial real estate:
Owner-occupied	85,413	82,356
Nonowner-occupied	202,390	178,201
Construction	77,694	62,337
Commercial and industrial	161,790	157,298
Consumer:
Automobile	53,923	61,461
Home equity	41,492	35,893
Other	66,901	74,850
	1,048,912	971,900
Less: Allowance for credit losses	(9,919)	(8,767)

Loans, net	$1,038,993	$963,133

At September 30, 2024 and at December 31, 2023, net deferred loan origination costs and net unamortized loan purchase premiums  were $1,066 and $1,481, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2024 and December 31, 2023:

September 30,2024	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$35	$—	$1,365	$1,365
Commercial real estate:
Owner-occupied	—	681	306	987
Nonowner-occupied	—	—	221	221
Construction	—	—	2	2
Commercial and industrial	—	—	1,180	1,180
Consumer:
Automobile	54	—	264	264
Home equity	—	26	298	324
Other	37	—	187	187
Total	$126	$707	$3,823	$4,530

December 31, 2023	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$9	$—	$1,234	$1,234
Commercial real estate:
Owner-occupied	—	775	—	775
Nonowner-occupied	—	—	61	61
Construction	—	—	1	1
Commercial and industrial	—	—	48	48
Consumer:
Automobile	56	—	78	78
Home equity	—	—	95	95
Other	54	—	100	100
Total	$119	$775	$1,617	$2,392

The Company recognized $50 and $69 of interest income in nonaccrual loans during the three and nine months ended September 30, 2024, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2024 and December 31, 2023:

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,241	$478	$341	$3,060	$356,249	$359,309
Commercial real estate:
Owner-occupied	870	—	987	1,857	83,556	85,413
Nonowner-occupied	529	—	—	529	201,861	202,390
Construction	-	—	—	-	77,694	77,694
Commercial and industrial	706	548	1,121	2,375	159,415	161,790
Consumer:
Automobile	763	202	245	1,210	52,713	53,923
Home equity	902	128	57	1,087	40,405	41,492
Other	490	249	188	927	65,974	66,901
Total	$6,501	$1,605	$2,939	$11,045	$1,037,867	$1,048,912

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$2,705	$368	$481	$3,554	$315,950	$319,504
Commercial real estate:
Owner-occupied	2,580	—	775	3,355	79,001	82,356
Nonowner-occupied	681	—	—	681	177,520	178,201
Construction	—	—	—	—	62,337	62,337
Commercial and industrial	3,338	—	48	3,386	153,912	157,298
Consumer:
Automobile	782	210	117	1,109	60,352	61,461
Home equity	353	62	95	510	35,383	35,893
Other	658	121	148	927	73,923	74,850
Total	$11,097	$761	$1,664	$13,522	$958,378	$971,900

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

As of September 30, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$10,816	$17,302	$7,740	$10,238	$4,899	$16,744	$551	$68,290
Special Mention	—	—	—	13,072	—	1,996	399	15,467
Substandard	170	—	—	—	136	850	500	1,656
Doubtful	—	—	—	—	—	—	—	—
Total	$10,986	$17,302	$7,740	$23,310	$5,035	$19,590	$1,450	$85,413

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$27,577	$10,801	$31,456	$31,131	$19,588	$67,057	$6,120	$193,730
Special Mention	—	2,331	111	747	—	997	—	4,186
Substandard	221	—	894	—	3,359	—	—	4,474
Doubtful	—	—	—	—	—	—	—	—
Total	$27,798	$13,132	$32,461	$31,878	$22,947	$68,054	$6,120	$202,390

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$8,995	$35,278	$28,070	$1,150	$272	$2,785	$281	$76,831
Special Mention	—	643	—	—	—	43	—	686
Substandard	—	—	—	—	—	177	—	177
Doubtful	—	—	—	—	—	—	—	—
Total	$8,995	$35,921	$28,070	$1,150	$272	$3,005	$281	$77,694

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial and Industrial:
Risk Rating
Pass	$6,455	$8,574	$27,257	$26,454	$29,041	$26,349	$23,751	$147,881
Special Mention	—	135	69	378	205	185	4,683	5,655
Substandard	1,417	168	—	—	1,243	194	5,232	8,254
Doubtful	—	—	—	—	—	—	—	—
Total	$7,872	$8,877	$27,326	$26,832	$30,489	$26,728	$33,666	$161,790

Current Period gross charge-offs	$219	$—	$—	$1	$—	$—	$1	$221

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$18,120	$7,911	$10,679	$5,973	$6,125	$15,925	$459	$65,192
Special Mention	—	—	—	—	—	427	—	427
Substandard	—	—	13,934	—	498	2,005	300	16,737
Doubtful	—	—	—	—	—	—	—	—
Total	$18,120	$7,911	$24,613	$5,973	$6,623	$18,357	$759	$82,356

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$12,688	$29,344	$32,235	$20,484	$15,415	$61,809	$1,128	$173,103
Special Mention	—	—	768	3,226	—	1,034	—	5,028
Substandard	—	—	70	—	—	—	—	70
Doubtful	—	—	—	—	—	—	—	—
Total	$12,688	$29,344	$33,073	$23,710	$15,415	$62,843	$1,128	$178,201

Current Period gross charge-offs	$—	$—	$132	$—	$—	$—	$—	$132

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$28,055	$29,174	$1,231	$302	$392	$2,937	$—	$62,091
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	246	—	246
Doubtful	—	—	—	—	—	—	—	—
Total	$28,055	$29,174	$1,231	$302	$392	$3,183	$—	$62,337

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Commercial and Industrial:
Risk Rating
Pass	$8,770	$30,885	$26,806	$31,247	$344	$27,632	$27,510	$153,194
Special Mention	140	—	—	—	—	8	66	214
Substandard	—	—	58	1,363	4	182	2,283	3,890
Doubtful	—	—	—	—	—	—	—	—
Total	$8,910	$30,885	$26,864	$32,610	$348	$27,822	$29,859	$157,298

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$29	$29

The Company considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2024 and  December 31, 2023:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$38,250	$55,548	$41,220	$47,006	$40,320	$101,740	$33,825	$357,909
Nonperforming	—	119	204	84	—	993	—	1,400
Total	$38,250	$55,667	$41,424	$47,090	$40,320	$102,733	$33,825	$359,309

Current Period gross charge-offs	$—	$—	$10	$—	$—	$27	$—	$37

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$12,055	$20,652	$14,209	$4,440	$1,628	$621	$—	$53,605
Nonperforming	102	121	72	19	—	4	—	318
Total	$12,157	$20,773	$14,281	$4,459	$1,628	$625	$—	$53,923

Current Period gross charge-offs	$37	$258	$184	$29	$22	$3	$—	$533

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$—	$—	$—	$—	$—	$110	$41,058	$41,168
Nonperforming	—	—	—	—	—	—	324	324
Total	$—	$—	$—	$—	$—	$110	$41,382	$41,492

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$10,821	$20,327	$9,892	$7,725	$2,837	$1,119	$13,956	$66,677
Nonperforming	1	78	69	33	26	17	—	224
Total	$10,822	$20,405	$9,961	$7,758	$2,863	$1,136	$13,956	$66,901

Current Period gross charge-offs	$307	$131	$109	$86	$50	$2	$396	$1,081

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Residential Real Estate:
Payment Performance
Performing	$50,484	$44,640	$50,949	$44,818	$21,854	$91,956	$13,560	$318,261
Nonperforming	—	—	—	—	182	1,061	—	1,243
Total	$50,484	$44,640	$50,949	$44,818	$22,036	$93,017	$13,560	$319,504

Current Period gross charge-offs	$—	$—	$3	$—	$—	$118	$—	$121

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$28,939	$20,376	$7,013	$3,028	$1,212	$759	$—	$61,327
Nonperforming	34	60	15	1	9	15	—	134
Total	$28,973	$20,436	$7,028	$3,029	$1,221	$774	$—	$61,461

Current Period gross charge-offs	$51	$163	$116	$6	$29	$3	$—	$368

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$1,649	$79	$—	$—	$—	$—	$34,070	$35,798
Nonperforming	—	—	—	—	—	—	95	95
Total	$1,649	$79	$—	$—	$—	$—	$34,165	$35,893

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$87	$87

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$18,377	$24,904	$10,800	$4,482	$1,093	$953	$14,087	$74,696
Nonperforming	11	17	67	53	1	4	1	154
Total	$18,388	$24,921	$10,867	$4,535	$1,094	$957	$14,088	$74,850

Current Period gross charge-offs	$306	$119	$119	$84	$28	$53	$246	$955

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.05% of total loans were unsecured at September 30, 2024, down from 4.37% at December 31, 2023.

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

During the three and nine months ended September 30, 2024, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2024 and 2023:

September 30, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,350	$3,491	$1,393	$2,197	$9,431
Provision for credit losses	(98)	133	620	328	983
Loans charged-off	-	—	(112)	(611)	(723)
Recoveries	10	9	10	199	228
Total ending allowance balance	$2,262	$3,633	$1,911	$2,113	$9,919

September 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,107	$2,252	$1,115	$2,097	$7,571
Provision for credit losses	(44)	238	68	550	812
Loans charged-off	(32)	—	—	(453)	(485)
Recoveries	25	73	7	170	275
Total ending allowance balance	$2,056	$2,563	$1,190	$2,364	$8,173

The following table presents the activity in the ACL by portfolio segment for the nine months ended September 30, 2024 and 2023:

September 30, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,213	$3,047	$1,275	$2,232	$8,767
Provision for credit losses	25	553	376	1,024	1,978
Loans charged-off	(37)	—	(221)	(1,614)	(1,872)
Recoveries	61	33	481	471	1,046
Total ending allowance balance	$2,262	$3,633	$1,911	$2,113	$9,919

September 30, 2023	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,026	$2,200	$1,177	$2,028	$7,431
Provision for credit losses	84	394	(87)	1,000	1,391
Loans charged-off	(103)	(132)	(29)	(1,094)	(1,358)
Recoveries	49	101	129	430	709
Total ending allowance balance	$2,056	$2,563	$1,190	$2,364	$8,173

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of September 30, 2024 and December 31, 2023:

	Collateral Type
September 30, 2024	Real Estate	Business Assets	Total
Residential real estate	$143	$—	$143
Commercial real estate:
Owner-occupied	710	141	851
Non-owner-occupied	1,326	—	1,326
Commercial and Industrial	—	5,053	5,053
Consumer:
Automobile	—	36	36
Home equity	26	—	26
Total collateral dependent loans	$2,205	$5,230	$7,435

	Collateral Type
December 31, 2023	Real Estate	Business Assets	Total
Residential real estate	$1,663	$—	$1,663
Commercial real estate:
Owner-occupied	700	258	958
Consumer:
Home equity	27	—	27
Total collateral dependent loans	$2,390	$258	$2,648

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually evaluated collateral dependent loans.

The Company transfers loans to OREO, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2024, the Company had $60 in OREO for residential real estate properties compared to $68 at December 31, 2023. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $346 and $348 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2024, the contract amounts of these instruments totaled approximately $198,814, compared to $206,128 at December 31, 2023.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At September 30, 2024, the estimated ACL related to off-balance sheet commitments was $566, which included $63 and $126 in recoveries to provision during the three and nine months ended September 30, 2024, respectively.  This is compared to  $77 and $11 in provision during the three and nine months ended September 30, 2023.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2024 and December 31, 2023 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2024	$38,428	$2,460	$40,888
December 31, 2023	$42,199	$2,394	$44,593

Pursuant to collateral agreements with the FHLB, advances are secured by $351,419 in qualifying mortgage loans, $35,441 in commercial loans and $2,866 in FHLB stock at September 30, 2024.  Fixed-rate FHLB advances of $38,428 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 4.03% at September 30, 2024 and 3.50% at December 31, 2023.  There were no variable-rate FHLB borrowings at September 30, 2024.

At September 30, 2024, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described in the next paragraph.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at September 30, 2024.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $178,770 at September 30, 2024.  Of this maximum borrowing capacity, the Company had $72,342 available to use as additional borrowings, of which $72,342 could be used for short term, cash management advances, as mentioned above.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of September 15, 2025, and have fixed rates ranging from 3.25% to 5.25% and a year-to-date weighted average cost of 2.75% at September 30, 2024, as compared to 3.79% at December 31, 2023.  At September 30, 2024, there were six promissory notes payable by Ohio Valley to related parties totaling $2,460. There were no promissory notes payable to other banks at September 30, 2024 or December 31, 2023.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $68,000 at September 30, 2024 and $52,350 at December 31, 2023.

Scheduled principal payments as of September 30, 2024:

	FHLB Borrowings	Promissory Notes	Totals

2024	$1,641	$781	$2,422
2025	4,983	1,679	6,662
2026	12,908	—	12,908
2027	11,397	—	11,397
2028	1,349	—	1,349
Thereafter	6,150	—	6,150
	$38,428	$2,460	$40,888

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

Total revenues from the banking segment, which accounted for the majority of the Company’s total revenues, totaled 96.0% and 95.1% of total consolidated revenues for the quarters end September 30, 2024 and 2023, respectively.

The accounting policies used for the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Income taxes are allocated based on income before tax expense.

Information for the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2024
	Banking	Consumer Finance	Total Company
Net interest income	$12,017	$564	$12,581
Provision for credit losses	847	73	920
Noninterest income	2,806	48	2,854
Noninterest expense	10,587	633	11,220
Provision for income taxes	596	(20)	576
Net income	2,793	(74)	2,719
Assets	1,479,681	14,342	1,494,023

	Three Months Ended September 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$10,816	$560	$11,376
Provision for credit losses	727	161	888
Noninterest income	2,526	42	2,568
Noninterest expense	9,793	586	10,379
Provision for income taxes	456	(30)	426
Net income	2,366	(115)	2,251
Assets	1,299,554	14,398	1,313,952

	Nine Months Ended September 30, 2024
	Banking	Consumer Finance	Total Company
Net interest income	$34,075	$1,659	$35,734
Provision for credit losses	1,784	68	1,852
Noninterest income	8,369	882	9,251
Noninterest expense	30,795	2,029	32,824
Provision for income taxes	1,733	92	1,825
Net income	8,132	352	8,484
Assets	1,479,681	14,342	1,494,023

	Nine Months Ended September 30, 2023
	Banking	Consumer Finance	Total Company
Net interest income	$33,070	$1,642	$34,712
Provision for credit losses	1,351	50	1,401
Noninterest income	8,144	904	9,048
Noninterest expense	29,173	1,893	31,066
Provision for income taxes	1,759	126	1,885
Net income	8,931	477	9,408
Assets	1,299,554	14,398	1,313,952

NOTE 8 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 19 months to 16.9 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of September 30, 2024	As of December 31, 2023
Operating leases:
Operating lease right-of-use assets	$1,068	$1,205
Operating lease liabilities	1,068	1,205

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$49	$49	$147	$155
Short-term lease expense	—	7	9	7

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2024 are as follows:

Operating Leases
2024 (remaining)	$48
2025	195
2026	140
2027	109
2028	111
Thereafter	764
Total lease payments	1,367
Less: Imputed Interest	(299)
Total operating leases	$1,068

Other information is as follows:

	As of September 30, 2024	As of December 31, 2023
Weighted-average remaining lease term for operating leases	12.3 years	13.0 years
Weighted-average discount rate for operating leases	2.86%	2.91%

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

NOTE 10 – DEPOSITS

Deposits are comprised of the following:

	September 30, 2024	December 31, 2023

Noninterest-bearing deposits	$315,961	$322,222

Interest-bearing deposits:
NOW accounts	290,616	170,422
Savings and money market	264,261	255,369
Time deposits of $250 or less	308,799	301,323
Time deposits of more than $250	81,783	77,800
Total interest-bearing deposits	945,459	804,914

Total deposits	$1,261,420	$1,127,136

Brokered deposits, included in time deposits, were $48,382 and $64,893 at September 30, 2024 and December 31, 2023, respectively.

During the third quarter of 2024, the Company began participating in a program offered by the state of Ohio Treasurer called Ohio Homebuyer Plus to encourage Ohio residents to save for the purchase of a home. As a participant in the program, the Company developed a new “Sweet Home Ohio” savings account to offer participants an above-market interest rate. For each account that was opened, the Company received a deposit from the Treasurer at a subsidized interest rate that was placed in a new municipal NOW account. At September 30, 2024, the balance of Sweet Home Ohio savings accounts totaled $5,283, and is included within savings and money market balances. At September 30, 2024, the balance of the Treasurer municipal NOW account totaled $99,971, and is included within NOW account balances. Accounts connected with Ohio Homebuyer Plus must be used within five years and the corresponding balance of Treasurer deposits will fluctuate based upon active customer accounts.

NOTE 11 – SUBSEQUENT EVENTS

During the third quarter of 2024, the Company established a voluntary early retirement program for select employees meeting certain criteria. Based on the number of employees that had accepted the severance package as of September 30, 2024, the Company incurred an expense of $295. Subsequent to quarter end, additional employees have accepted the offer, and the Company anticipates recording additional severance expense of $3,043 during the fourth quarter of 2024. While this expense represents a significant cost to the Company in 2024, the early retirement program is expected to reduce salary and employee benefit expense on a go forward basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q (the “report”) and other publicly available documents incorporated herein by reference constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the current economic and geopolitical landscape, and which could cause actual results to differ materially from those expressed in such forward looking-statements.  However, it is difficult to predict the effect of known factors, and by Ohio Valley Banc Corp. (“Ohio Valley”) cannot anticipate all factors that could affect future results. Important factors that could cause actual results to differ materially from expectations expressed in or implied in forward-looking statements include, but are not limited to: the effects of fluctuating interest rates on our customers’ operations and financial condition; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; the level of defaults and prepayment on loans made by Ohio Valley and its direct and indirect subsidiaries (collectively, the “Company”); unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Estimates”). All forward-looking statements are qualified in their entirety by these and other cautionary statements that the Company makes from time to time in its other SEC filings and public communications. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any duty to update or revise, any forward-looking statements, whether as a result of new information, unanticipated future events or otherwise, except as required by law.

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

IMPACT OF PARTICIPATING IN THE OHIO HOMEBUYER PLUS PROGRAM: During the third quarter of 2024, the Company began participating in a program offered by the Ohio Treasurer called Ohio Homebuyer Plus. The program is designed to encourage Ohio residents to save for the purchase of a home. As a participant in the program, the Company developed the Sweet Home Ohio deposit account to offer participants an above-market interest rate of 5.83% along with a deposit bonus to assist customers in achieving their home savings goal. For each account that was opened, the Company received a deposit from the Treasurer at a subsidized interest rate of 0.86%. Accounts connected with Ohio Homebuyer Plus must be used within five years and the corresponding balance of Treasurer deposits will fluctuate based upon active customer accounts. At September 30, 2024, the balance of Sweet Home Ohio accounts totaled $5,283 and the amount deposited by the Treasurer totaled $100,000. This contributed to a $134,284 increase in total deposits from year-end 2023. Since the Treasurer deposits are classified as public funds, which are required to be collateralized, the Company invested the funds in securities to be pledged as collateral to the Treasurer. A total of $100,497 in U.S. Government securities were purchased at a weighted average yield of 4.7% with maturity terms ranging from 6 months to 18 months. This contributed to a $108,855 increase in securities from year-end 2023. The Company is expected to generate a net interest spread of 3.59% from its participation in the Homebuyer Plus program when considering the $100,497 investment in 4.7% yielding securities being partially offset by $105,283 in deposits at a weighted average cost of 1.11%.

FINANCIAL RESULTS OVERVIEW: Net income totaled $2,719 during the third quarter of 2024, an increase of $468 from the same period of 2023. Earnings per share for the third quarter of 2024 finished at $.58 per share, compared to $.47 per share during the third quarter of 2023. Net income totaled $8,484 during the nine months ended September 30, 2024, a decrease of $924 from the same period of 2023. Earnings per share during the first nine months of 2024 finished at $1.79 per share, compared to $1.97 per share during the first nine months of 2023. The positive results during the quarterly period were impacted by a 13.4% increase in average earning assets, coming primarily from loans and securities, which contributed to a 10.6% and 2.9% increase in net interest income during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. During both the quarterly and year-to-date periods, earnings were negatively impacted by higher provision for credit loss and noninterest expenses. The negative effects from higher provision and noninterest expenses were partially offset by increases in noninterest income during both the quarterly and year-to-date periods. The contrasting results in net earnings during the quarterly and year-to-date periods of 2024 had a corresponding impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased 5 basis points to 0.75% during the three months ended September 30, 2024, while decreasing 19 basis points to 0.81% during the nine months ended September 30, 2024, compared to the same periods in 2023, respectively. In addition, the Company’s net income to average equity ratio, or return on equity, increased 93 basis points to 7.39% during the three months ended September 30, 2024, while decreasing 141 basis points to 7.80% during the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, net interest income increased $1,205, or 10.6%, and $1,022, or 2.9%, over the same periods in 2023, respectively. The quarterly and yearly improvement to net interest income was mostly impacted by growth in average earning assets, which increased $158,933 and $135,741 during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. This was partially offset by a lower net interest margin, decreasing 9 basis points and 32 basis points during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. The growth in average earning assets during both periods came primarily from loans, interest-bearing deposits with banks, and securities. Loan increases were led by the commercial and residential real estate loan segments, while interest-bearing deposits with banks consisted mostly of average balances maintained at the Federal Reserve. Average securities grew largely in the third quarter of 2024 as a result of increased pledging requirements on public fund deposits, but remained below the prior year’s average balances as maturities continue to be deployed into higher yielding loans. Decreases to the net interest margin during both the quarterly and year-to-date periods were largely related to the cost of funding sources increasing more than the yield on earning assets. This increase in the cost of funding was partially linked to the Company’s decision to increase rates on deposit accounts to attract deposits amidst heightened market competition for such funds. In addition, the composition of funding sources trended toward certificates of deposit (“CDs”), and wholesale funding sources, which generally cost more than other funding sources, such as checking, NOW, savings and money market deposit products.

During the three and nine months ended September 30, 2024, the Company’s provision for credit loss expense increased $32 and $451, when compared to the same periods in 2023, respectively. The increases during both the quarterly and year-to-date periods came primarily from a specific reserve established on a collateral dependent impaired loan, a higher historical loss factor and an increase in net charge-offs, partially offset by decreases in select qualitative risk factors.

During the three and nine months ended September 30, 2024, noninterest income increased $286, or 11.1%, and $203, or 2.2%, over the same periods in 2023, respectively. The increases were largely due to service charges on deposit accounts, trust fee income, and income from bank owned life insurance (“BOLI”), which collectively increased noninterest income by $134 and $396 during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. The increases were partially offset by decreases in mortgage application referral income due to the closure of Race Day at the end of 2023. Due to the closure, there was no mortgage application referral income earned in 2024 compared to $247 in commissions earned in 2023. Other decreases came from losses related to both other real estate owned (“OREO”) and the sale of premises, which collectively reduced noninterest income by $92 during both the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively.

During the three and nine months ended September 30, 2024, noninterest expense increased $841, or 8.1%, and $1,758, or 5.7%, over the same periods in 2023. The increases were primarily related to a $687 and $1,315 increase in salaries and employee benefit costs during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. The increase in salaries and employee benefit costs was primarily related to annual merit increases, higher health insurance premiums, and the severance expense associated with a voluntary early retirement program. This voluntary severance package was offered to select employees meeting certain criteria during the third quarter of 2024. As of September 30, 2024, a total of $295 in severance expense had been incurred based on those employees that had accepted the severance package offer, while another $3,043 is expected to be expensed in the fourth quarter of 2024. The Company also experienced increases in both data processing and professional fee expense, which were collectively up $163 and $439 during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively.

The changes in the Company’s provision for income taxes during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were largely due to the changes in taxable income affected by the factors mentioned above.

At September 30, 2024, total assets were $1,494,023, an increase of $141,888 from year-end 2023.  Higher assets were primarily impacted by an increase in securities and loans. Securities increased $108,855, or 63.9%, from year-end 2023, primarily from the Company’s participation in the Ohio Homebuyer Plus program that led to an increase of $100,000 in deposits to a new public fund account during the third quarter of 2024.  Since public fund accounts are required to be collateralized, the funds were used to invest in securities to meet pledging requirements and to serve as collateral to the account, which contributed to the increase in securities. Loans were up $77,012, or 7.9%, from year-end 2023. Growth in loans came from increases in the commercial real estate loan segment (+13.2%), residential real estate loan segment (+12.5%), and commercial and industrial loan segment (+2.9%), partially offset by a decrease in the consumer loan segment (-5.7%). The Company’s interest-bearing deposits with banks decreased $50,411, or 44.3%, from year-end 2023, coming mostly from deposits with the Federal Reserve. The Company utilized these funds to assist with funding the growth in loans, which provided a higher rate of return.

At September 30, 2024, total liabilities were $1,341,870, up $133,742 from year-end 2023. Contributing most to this increase were higher deposit balances, which increased $134,284 from year-end 2023. Leading deposit growth were interest-bearing deposit balances, up $140,545 from year-end 2023, consisting of higher balances from Negotiable Order of Withdrawal (“NOW”) accounts (+70.5%), savings and money market accounts (+3.5%), and time deposits (+3.0%). The participation in the Ohio Homebuyer Plus program during the third quarter of 2024 contributed to most of the growth in NOW account balances (+$100,000), while also contributing to $5,283 in new savings account deposit balances during the third quarter of 2024. Partially offsetting growth in interest-bearing deposits were noninterest-bearing demand deposits, which decreased $6,261 from year-end 2023.

At September 30, 2024, total shareholders' equity was $152,153, up $8,146 from December 31, 2023. This increase came primarily from year-to-date net income and an increase in net unrealized gains on available for sale securities, partially offset by quarterly cash dividends paid and the purchase of treasury shares under the Company’s treasury repurchase program. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2024 and December 31, 2023

The following discussion focuses in more detail on the consolidated financial condition of the Company at September 30, 2024 compared to December 31, 2023.  This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2024, cash and cash equivalents were $82,204, a decrease of $45,922, or 35.8%, from December 31, 2023. The decrease came primarily from interest-bearing deposits with banks, which were down $50,411, or 44.3%, from year-end 2023. Over 76% of cash and cash equivalents is comprised of the Company’s interest-bearing Federal Reserve Bank clearing account, which contributed most to the decrease in interest-bearing deposits with banks. The Company utilizes its interest-bearing Federal Reserve Bank clearing account to manage excess funds, as well as to assist in funding earning asset growth. During the first nine months of 2024, the Company utilized a portion of its clearing account balances to reinvest in higher-yielding loans, which helped to reduce the negative effects from net interest margin compression. The interest rate paid on both the required and excess reserve balances of the Federal Reserve Bank account is based on the targeted federal funds rate established by the Federal Open Market Committee. In September 2024, the Federal Reserve took action to reduce short-term market rates by 50 basis points, in large part to inflationary improvements. The Federal Reserve reduced short-term rates again by another 25 basis points in November 2024. The two rate cuts have resulted in a lower target federal funds rate range of 4.50% to 4.75%. The interest-bearing deposit balances in the Federal Reserve Bank account are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Securities

Total balance of total securities increased $108,855, or 63.9% compared to year-end 2023. In relation to the Ohio Homebuyer Plus program, the Company experienced a $100,000 increase in interest-bearing deposits classified as public funds, which are required to be collateralized. To satisfy pledging requirements, the funds were invested in $100,497 of U.S. Government securities to pledge as collateral to the Treasurer. The securities were purchased at a weighted average yield of 4.7% with maturity terms ranging from 6 months to 18 months. As a result, the Company’s U.S. Government securities portfolio increased $118,545 from $50,297 at year-end 2023 to $168,842 at September 30, 2024. Partially offsetting the increase in U.S. Government securities was a decrease in U.S. Government agency (“Agency”) mortgage-backed securities, which were down $9,706, or 9.1%, from year-end 2023. During the first nine months of 2024, the Company received proceeds from principal repayments of $12,913. The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. Prior to the third quarter of 2024, the Company’s investment securities portfolio had been mostly comprised of Agency mortgage-backed securities, which now represent 34.5% of total investments at September 30, 2024, with U.S. Government securities now comprising the most at 60.5%.

Included in the increasing factors mentioned above were changes in net unrealized losses associated with available for sale securities. During the third quarter of 2024, long-term reinvestment rates decreased, which led to a $5,432 increase in the fair value of the Company’s available for sale securities.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the unrealized loss in the portfolio was decreased causing the fair value to increase. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

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

COMMERCIAL REAL ESTATE BY INDUSTRY
As of September 30, 2024
Table I

The following table provides the composition of commercial real estate loans by industry classification (as defined by the North American Industry Classification System).

(dollars in thousands)
	Amount	% of Total
Real Estate Rental and Leasing	$168,471	46.09%
Accommodation and Food Services	59,913	16.39%
Retail Trade	26,021	7.12%
Health Care and Social Assistance	24,047	6.58%
Construction	20,308	5.56%
Manufacturing	19,686	5.39%
All Other	47,051	12.87%
Total	$365,497	100.00%

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

The Company’s loan balances increased to $1,048,912 at September 30, 2024, representing an increase of $77,012, or 7.9%, as compared to $971,900 at December 31, 2023.  The increase in loans came primarily from the commercial and residential real estate loan portfolios, partially offset by a decrease in the consumer portfolio from year-end 2023.

The Company’s commercial loan portfolio increased $47,095, or 9.8%, from year-end 2023. Contributing most to this increase were higher loan balances within the commercial real estate portfolio, which increased $42,603, or 13.2%, from year-end 2023.  Commercial real estate loans represent the largest segment of the Company’s total loan portfolio at September 30, 2024, at 34.8%. The increase from year-end 2023 came primarily from new originations within the nonowner-occupied and construction loan segments.

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, which was up $4,492, or 2.9%, from year-end 2023. The growth was impacted by an increase in larger loan originations during the year.

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

Further increases in loans came from the Company’s residential real estate loan portfolio, which increased $39,805, or 12.5%, from year-end 2023.  At September 30, 2024, residential real estate loans represented the second largest segment of the Company’s total loan portfolio at 34.3%. During 2024, mortgage rates continued to increase as a result of an elevated interest rate environment, which provided the Company with less opportunities to sell long-term fixed rate loans to the secondary market. With elevated mortgage rates, mortgage customers were selecting more variable rate mortgage products instead of long-term fixed rate mortgage products. This had a direct impact on lowering loan volume within the long-term fixed rate loan portfolio (down $5,829) and contributed to a shift into more short-term variable rate mortgages (up $27,850) at September 30, 2024. Also contributing to the increase in residential real estate loans was the funding of a warehouse line of credit by the Bank for a mortgage lender. The warehouse lending line is used by the mortgage lender to make loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loan and repays the Bank. From year-end 2023, warehouse lending balances increased $20,047 during the first nine months of 2024.

The increases in the Company’s commercial and residential real estate loan portfolios at September 30, 2024 were partially offset by a decrease in the consumer loan portfolio, which was down $9,888, or 5.7%, from year-end 2023. This change was impacted by a $7,949, or 10.6%, decrease in other consumer loans, impacted by principal repayments and payoffs. Decreases in consumer loans also came from a $7,538, or 12.3%, decrease in automobile loans from year-end 2023. This was directly impacted by management’s strategy to place more emphasis on higher yielding loan portfolios (i.e. commercial, and to a smaller extent, residential real estate). Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. As a result, the Company exited the indirect lending business for automobiles and recreational vehicles effective October 11, 2024. Decreases in consumer loans were partially offset by a $5,599, or 15.6%, increase in home equity lines of credit.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. As of September 30, 2024, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis from year-end 2023 were due to non-credit related factors. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Therefore, no ACL was recorded, and no provision expense was recognized during the three and nine months ended September 30, 2024.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. At September 30, 2024, a $2 ACL was recognized based on a .02% cumulative default rate taken from the S&P and Moody’s bond rating index. The $2 ACL for HTM debt securities was unchanged from December 31, 2023, resulting in no provision expense during the three and nine months ended September 30, 2024.

For loans, the Company’s ACL is management’s estimate of expected lifetime credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions, and forecasts of future economic conditions. The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors within two main components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. The ACL for loans with similar risk characteristics are collectively evaluated for expected credit losses based on certain quantitative information that include historical loss rates, prepayment rates, and curtailment rates. Expected credit losses on loans with similar characteristics are also determined by certain qualitative factors that include national unemployment rates, national gross domestic product forecasts, changes in lending policy, quality of loan review, and delinquency status. The ACL for loans that do not share similar risk characteristics are individually evaluated for expected credit losses primarily based on foreclosure status and whether a loan is collateral dependent. Expected credit losses on individually evaluated loans are then determined using the present value of expected future cash flows based upon the loan’s original effective interest rate, at the loan’s observable market price, or if the loan was collateral dependent, at the fair value of the collateral.

As of September 30, 2024, the ACL for loans totaled $9,919, or 0.95%, of total loans. As of December 31, 2023, the ACL for loans totaled $8,767, or 0.90%, of total loans. The increase in the ACL of $1,152, or 13.1%, was mostly from loans collectively evaluated, which increased $725. The increase was impacted by additional reserves from a $72,333 increase in collectively evaluated loan balances during the first nine months of 2024, primarily from the residential and commercial real estate loan segments. The increase in ACL reserves was also impacted by a higher historical loss rate within the commercial and residential real estate loan segments, partially offset by a lower qualitative risk adjustment that decreased reserves within the residential real estate segment.

Increases in the ACL were also impacted by a $427 increase in specific reserves on loans individually evaluated for impairment from year-end 2023. During the third quarter of 2024, the Company individually evaluated several loans associated with three borrower relationships for expected credit loss. After measuring the fair value of the loans’ collateral to the loans’ recorded investment, the Company identified $427 in expected losses related to the impairments of one commercial and industrial borrower relationship. This resulted in a corresponding charge to provision expense to establish the specific allocation within the ACL at September 30, 2024.

The Company experienced higher delinquency levels from year-end 2023. Nonperforming loans to total loans increased to 0.44% at September 30, 2024, compared to 0.26% at December 31, 2023, and nonperforming assets to total assets increased to 0.32% at September 30, 2024, compared to 0.19% at December 31, 2023. The increase in both delinquency calculations resulted from a $2,138 increase in nonaccrual loans, primarily as a result of a single commercial and industrial loan relationship that was placed into nonaccrual status during the third quarter of 2024.

Management believes that the ACL at September 30, 2024 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the ACL as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Deposits continue to be the most significant source of funds used by the Company to support earning assets. Total deposits at September 30, 2024 increased $134,284, or 11.9%, from year-end 2023. This change in deposits came primarily from interest-bearing deposit balances, which were up by $140,545, or 17.5%, from year-end 2023, while noninterest-bearing deposits decreased $6,261, or 1.9%, from year-end 2023.
The increase in interest-bearing deposits came primarily from higher interest-bearing NOW account balances, which increased $120,194, or 70.5%, from year-end 2023. The increase was largely driven by the Company’s participation with the Ohio Homebuyer Plus program that resulted in $100,000 in deposits to a new municipal NOW account with the State of Ohio Treasurer. Excluding the new Treasurer account, the Company also experienced increases of $24,069 in other municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.

Also impacting deposit balance growth were time deposit balances, which increased $11,459, or 3.0%, from year-end 2023. The increase came from retail time deposits, which increased $28,252 from year-end 2023. As deposit competition increased in 2023 due to the elevated market rate environment, prices on the Company’s retail CDs adjusted upward and influenced a consumer shift away from lower-cost savings products, and into a greater number of higher-cost time deposit products, such as CDs. During the second quarter of 2024, the Company experienced $16,546 in brokered CD maturities, which contributed to a $16,793, or 21.7%, decrease in wholesale time deposit balances from year-end 2023.
Further increases in interest-bearing deposits came from savings and money market account balances, which increased $8,892, or 3.5%, from year-end 2023. The increase came from money market accounts, particularly the Company’s tiered money market product (Money Fund) that was introduced in 2023 and offers a higher rate on tiered deposit balances. The Company also experienced a $5,283 increase in its new Sweet Home Ohio savings account balances as part of the Ohio Homebuyer Plus program. The Company’s remaining savings account balances were down from year-end 2023.
The decrease in noninterest-bearing demand deposits was primarily from the Company’s business and incentive-based checking account balances.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2024, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $40,888 at September 30, 2024, a decrease of $3,705, or 8.3%, from year-end 2023. The decrease was related to the ongoing monthly principal repayments of FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at September 30, 2024 increased $8,146, or 5.7%, to finish at $152,153, as compared to $144,007 at December 31, 2023. This was primarily from year-to-date net income and an increase in net unrealized gains on available for sale securities, partially offset by cash dividends paid and the purchase of 82,673 treasury shares under the Company’s treasury repurchase program. The repurchase program was originally approved in 2021 to allow the Company to repurchase up to $5,000 in additional common shares from time to time up to the plan’s expiration date of August 31, 2025. As of November 14, 2024, the Company had repurchased approximately $2,967 in common stock.
Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2024 and 2023

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2024, compared to the same period in 2023. This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three and nine months ended September 30, 2024, net interest income increased $1,205, or 10.6%, and $1,022, of 2.9%, compared to the same periods in 2023, respectively. The improvement during both periods came from average earning asset growth impacted by a composition shift into higher-yielding loans, which increased earning asset yields that completely offset the negative effects of higher average costs paid on deposits and borrowings.

Total interest and fee income recognized on the Company’s earning assets increased $3,473, or 21.8%, during the third quarter of 2024, and $10,998, or 24.6%, during the first nine months of 2024, compared to the same periods in 2023. The earnings growth was impacted by interest on loans, which increased $2,395, or 16.7%, and $8,206, or 20.6%, during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. This improvement was impacted by increases in both loan yields and average loan balances. Particularly in the third quarter of 2024, the Company experienced a 9.1% increase in higher-yielding loans, with average loan balances increasing from $952,452 during the three months ended September 30, 2023 to $1,038,784 during the three months ended September 30, 2024. This large composition shift to higher-yielding loans contributed to most of the loan interest and fee revenue improvement during the third quarter of 2024. Overall, average loans have increased $86,332 and $83,488 during the three and nine months ended September 30, 2024, compared to the same periods in 2023. The increases during both periods came primarily from loans secured by residential and commercial real estate properties, including average balance increases in the Bank’s warehouse line of credit for a mortgage lender. Loan revenue improvement also came from average loan yield increases impacted by the aggressive actions taken by the Federal Reserve to increase rates by 425 basis points during 2022 and another 100 basis points during 2023. This contributed to the repricing of a portion of the Company’s loan portfolio. As a result, the average interest rate yield on loans increased 43 basis points to 6.45% during the third quarter of 2024 and increased 59 basis points to 6.41% during the first nine months of 2024, compared to the same periods in 2023.

Total interest on securities increased $869, or 90.8%, during the third quarter of 2024, and $794, or 27.1%, during the first nine months of 2024, compared to the same periods in 2023. The earnings growth was primarily from the purchase of $100,497 in U.S. Government securities during the third quarter of 2024 as part of the Company’s participation in the state’s Homebuyer Plus program. The securities were purchased at a weighted average yield of 4.7% with maturity terms ranging from 6 months to 18 months. The security purchases were used to collateralize $100,00 in public fund deposits received by the State Treasurer as part of the program. This contributed to increases in average security balances, which were up $59,752 and $9,272 during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. While securities have grown in large part due to the security purchases from the Homebuyer Plus program, the Company has placed more emphasis on growing its higher-yielding loan portfolio during 2023 and 2024, utilizing proceeds from various maturities and repayments of securities to help fund loan growth. Earnings from securities were positively impacted by increases in the average yield on securities, impacted by the $100,497 purchase of U.S Government securities at a weighted average yield of 4.7% that was higher than the 2.39% average yield on the total securities portfolio.  Average security yields have also been positively impacted by the elevated market rate environment during both 2023 and 2024. As a result, average security yields increased 98 basis points to 2.89% during the third quarter of 2024 and increased 48 basis points to 2.39% during the first nine months of 2024, compared to the same periods in 2023.

Total interest income from interest-bearing deposits with banks increased $189 during the third quarter of 2024, and $1,955 during the first nine months of 2024, compared to the same periods in 2023. This was largely from average balance increases with the Company’s interest-bearing Federal Reserve Bank clearing account, which grew $14,099 and $44,271 during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. Increases in Federal Reserve Bank clearing balances were impacted by the growth in interest-bearing Bank deposits, influenced by product rate increases during 2023 and 2024. Excess funds also came from the maturities and paydowns on investment securities, as well as new FHLB advances. The Company utilized a portion of these proceeds to fund the growth in loans. Further impacting interest income from interest-bearing deposits with banks were rate increases associated with the Federal Reserve Bank clearing account. The rate increases were the result of the Federal Reserve increasing short-term rates during 2022 and 2023 due to rising inflationary concerns at that time. However, in September 2024, the Federal Reserve took action to reduce short-term rates by 50 basis points due in large part to the improvement in the inflationary pressures that had negatively impacted the economy in 2022 and 2023. This lowered the target federal funds rate to a range of 4.75% to 5.00%, which is expected to have a negative impact on the Federal Reserve Bank clearing account’s interest earnings.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $2,268 during the third quarter of 2024, and $9,976 during the first nine months of 2024, compared to the same periods in 2023. Increases in interest expense were impacted by a rise in average costs combined with increases in higher-costing average deposit balances. As market competition continued to increase, rate offerings on CDs continued to adjust up in 2023. The Company increased CD rates during this time to attract and retain deposits, which has led to more of a consumer demand to reinvest from lower-cost NOW, savings and money market account deposit products (down $9,782 at an average cost of 1.37% during the year) into more higher-cost time deposit products (up $129,211 at an average cost of 4.67% during the year). Furthermore, the Company’s average wholesale funding balances increased $20,053 during the year, which included the use of brokered CDs (average cost of 4.88%) and FHLB advances (average cost of 4.03%). These higher-cost wholesale deposits were used to fund asset growth, but also contributed to the growth in interest expense over 2023. As a result of the rate repricings on time deposits and the deposit shift into higher-cost funding sources, the Company’s total weighted average costs on interest-bearing liabilities increased by 123 basis points from 1.68% at September 30, 2023, to 2.91% at September 30, 2024.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2024, the Company’s third quarter net interest margin decreased to 3.76%, compared to 2023’s third quarter net interest margin of 3.85%. The Company’s year-to-date net interest margin decreased to 3.71% at September 30, 2024, compared to 2023’s year-to-date net interest margin of 4.03% at September 30, 2023. The margin decreases were impacted by higher average costs associated with the Bank’s interest-bearing liabilities due to customer pricing pressures, deposit competition, and a higher utilization of wholesale funding sources. Furthermore, the Bank continues to experience a deposit composition shift into more higher-cost retail CDs and less lower-cost NOW, savings, money market, and checking account deposits, which put increased pressure on margin growth during the three and nine months ended September 30, 2024. Although the net interest margin has decreased from the prior year’s quarterly and year-to-date periods, the net interest margin has improved during 2024 when comparing linked quarters. From the first quarter to the second quarter of 2024, the net interest margin increased 13 basis points from 3.61% to 3.74% and from the second quarter to the third quarter of 2024, the net interest margin increased 2 basis points from 3.74% to 3.76%. These margin improvements were related to increases in earning asset yields and a higher composition of average loan balances due to the 9.0% increase in average year-to-date loans. Positive contributions to the margin have also come from an average deposit mix that is trending back towards checking, NOW, savings and money market deposit accounts during the second and third quarters of 2024. This, along with the benefits of higher-yielding loan growth, contributed to the increase in net interest income during the three and nine months ended September 30, 2024. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will continue to face pressure within its net interest income and margin improvement.

Provision for Credit Losses
Provision for credit losses is recorded to achieve an ACL that is adequate to absorb estimated losses inherent in the Company’s loan portfolio, unfunded loans, and held to maturity debt securities. Management performs, on a quarterly basis, a detailed analysis of the ACL that encompasses asset portfolio composition, asset quality, loss experience and other relevant economic factors. For the three months ended September 30, 2024, the Company’s provision for credit losses expense totaled $920, an increase of $32 when compared to $888 in provision expense during the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company’s provision for credit losses expense totaled $1,852, an increase of $451 when compared to $1,401 in provision expense during the nine months ended September 30, 2023.

The increase in credit loss expense came primarily from loans, impacted by a $427 increase in specific reserves associated with a single borrower relationship. The specific reserve associated with the collateral dependent commercial and industrial loan relationship was identified during the third quarter of 2024 and required a corresponding provision expense charge of $427 to establish the specific reserve. Provision expense was also impacted by increases in net charge-offs, which were up $285 and $177 during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. Also contributing to additional provision expense was a higher historical loan loss factor coming primarily from the commercial real estate loan segment. Partially offsetting the increasing effects to provision expense were decreases in certain qualitative risk factors associated with the commercial real estate loan segment.

Credit loss expense during 2024 was also impacted by unfunded commitments, which was down $140 and $137 during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. The impact came mostly from the commercial real estate construction segment.

Future provisions to the allowance for credit losses will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Estimates” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $286, or 11.1%, during the three months ended September 30, 2024, and $203, or 2.2%, during the nine months ended September 30, 2024, compared to the same periods in 2023. Higher noninterest revenue was largely impacted by increases in service charges on deposit accounts, which were up $96, or 13.4%, during the third quarter of 2024, and $288, or 14.6%, during the first nine months of 2024, compared to the same periods in 2023. The increases have been impacted by a higher volume of overdraft transactions during 2024. Trust fee income and BOLI earnings were also up during 2024, collectively increasing $38, or 12.8%, and $108, or 12.2%, during the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. Trust fees were impacted by higher quarterly trustee revenues, while BOLI earnings were positively impacted by an elevated rate environment and an increase in BOLI plan assets.

Other noninterest income increased $108, or 7.5%, during the third quarter of 2024, but decreased $172, or 16.6%, during the first nine months of 2024, compared to the same periods in 2023. The largest impact came from closing of Race Day in December 2023, which resulted in no mortgage application referral income in 2024 compared to $247 in commissions earned in 2023. Other noninterest income was also impacted by losses incurred on OREO properties and the sale of Bank premises. During the second quarter of 2024, the Company re-evaluated the fair value of a single property carried as OREO resulting in a $7 loss adjustment to the property’s fair value. This is compared to a $38 gain on OREO that was recognized during the second quarter of 2023.  Furthermore, the Company recorded a $46 fair value adjustment on one of its support facilities being held for sale that reduced the carrying value of the facility and reduced other noninterest during 2024.

The remaining noninterest income categories increased $42, or 3.2%, during the third quarter of 2024, and decreased $21, or 0.4%, during the first nine months of 2024, compared to the same periods in 2023. The quarterly increases primarily came from higher interchange income, while the year-to-date decrease was impacted by lower mortgage banking income and lower tax preparation fees.

Noninterest Expense

Noninterest expense increased $841, or 8.1%, during the three months ended September 30, 2024, and increased $1,758, or 5.7%, during the nine months ended September 30, 2024, compared to the same periods from 2023. Contributing most to the increase in noninterest expense were salaries and employee benefit costs, which increased $687 and $1,315 during the three and nine months ended September 30, 2024, compared to the same periods from 2023, respectively. The expense increase was largely from annual performance-based merit increases, higher health insurance premiums, and the severance expense associated with a voluntary early retirement program. During the third quarter of 2024, the Company established a voluntary early retirement program for select employees meeting certain criteria. Based on the number of employees that accepted the severance package as of September 30, 2024, the Company incurred an expense of $295. Subsequent to quarter end, additional employees accepted the offer, and the Company anticipates recording additional severance expense of $3,043 during the fourth quarter of 2024. The early retirement program is expected to reduce salary and employee benefit expense on a go forward basis. Also contributing to higher salaries and employee benefit costs was an increase in the Company’s average full-time equivalent employee base, which was up three employees from 240 at September 30, 2023 to 243 at September 30, 2024. The growth in salaries and employee benefit expense was partially offset by the elimination of staffing for Race Day by April 2023, which resulted in a savings of $200 for the first nine months of 2024, when compared to the same period last year.

Higher noninterest expense also came from data processing expense, which increased $83 during the third quarter of 2024, and $232 during the first nine months of 2024, compared to the same periods from 2023. Higher costs in this category were the direct result of special programming costs associated with enhancing mobile and desktop user platforms, as well as the volume increase in debit card transactions, which increased processing costs.

Also contributing to higher noninterest expense were professional fees, which increased $80 during the third quarter of 2024, and $207 during the first nine months of 2024, compared to the same periods from 2023. Higher professional fees were largely impacted by an increase in director fees, as well as a general increase in legal fees during 2024 due to a higher volume of collection costs.

The change in the remaining noninterest expense categories was minimal, decreasing $9, or 0.3%, during the third quarter of 2024, and increasing $4, or 0.1%, during the first nine months of 2024.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and nine months ended September 30, 2024 to the same periods in 2023, the Company has benefited from an increase in earning asset yields due to previous market rate increases by the Federal Reserve, and a higher composition of higher-yielding loans. Average loans continue to grow, increasing over 9% during both the quarterly and year-to-date periods, and continued to transition into more lower-cost funding deposits during the third quarter that had a positive impact to quarterly net interest income. Earnings also benefited from the $100,497 purchase of securities during the third quarter of 2024 due to the Company’s participation in the Homebuyer Plus program. However, the continued trend of increasing deposit rates, a deposit composition shift to higher-cost time deposit balances, and the increased use of higher-cost wholesale funding sources led to margin compression during both the third quarter and the first nine months of 2024 and had a negative impact to year-to-date net interest income. While net interest earnings are improving, contributions from noninterest income also grew by 11.1% and 2.2% during the third quarter and the first nine months of 2024, while overhead expense increased 8.1% and 5.7% during the same periods due to higher annual merit adjustments and health insurance premiums, as well as severance expense. The positive effects of higher net interest income during the quarter was the contributing factor to the Company’s improved quarterly efficiency number, which decreased to 72.0% during the three months ended September 30, 2024, from 73.6% during the same period in 2023. However, the net interest income growth for the year was completely offset by higher overhead expense which has contributed to a higher year-to-date efficiency number, which increased (regressed) to 72.3% during the nine months ended September 30, 2024, from 70.3% during the same period in 2023.

Provision for income taxes
The Company’s income tax provision increased $150 during the three months ended September 30, 2024, and decreased $60 during the nine months ended September 30, 2024, compared to the same periods in 2023.  The changes in tax expense corresponded directly to the changes in associated taxable income during 2024 and 2023.

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

The Bank opted into the CBLR, and therefore, is not required to comply with the Basel III capital requirements The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount during year two of the transitional period totaled $2,276, which resulted in the add-back of $1,138 to both Tier 1 capital and average assets as part of the CBLR calculation for September 30, 2024. As of September 30, 2024, the Bank’s CBLR was 10.25%.

Cash dividends paid by the Company were $3,141 during the first nine months of 2024.  The year-to-date dividends paid totaled $0.66 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers in the short and long-term and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. The Company manages funding and liquidity based on point-in-time metrics as well as forward-looking projections, which incorporate different sources and uses of funds under base and stress scenarios. Liquidity risk is monitored and managed by the Bank’s Asset Liability Committee using a series of policy limits and key risk indicators are established to ensure risks are managed within the Company’s risk tolerance. The Company maintains a contingency funding plan that provides for liquidity stress testing, which assesses the liquidity needs under varying market conditions, time horizons and other events. The stress testing provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity.

Total cash and cash equivalents, HTM securities maturing within one year, and AFS securities, which totaled $354,566, represented 23.7% of total assets at September 30, 2024 compared to $290,781 and 21.5% of total assets at December 31, 2023. This growth in liquid funds came primarily from increases in deposits, as well as increases in borrowings and net proceeds from maturities and paydowns of securities.  A large portion of these dollars were used to fund the 7.9% growth in loans. Increases in deposits were largely impacted by growth in NOW, savings and money market deposits, which increased 30.3% from year-end 2023, partially offset by lower noninterest-bearing deposits, which decreased 1.9%, from year-end 2023.

In addition to the on-balance sheet liquidity discussed above, the Bank has established multiple sources of funding to further enhance the Bank’s ability to meet liquidity demands. The Bank has pledged collateral to the FHLB and the FRB to establish committed borrowing lines. At September 30, 2024, the Bank could borrow an additional $72,342 from the FHLB and the borrowing line with the FRB had availability of $57,544. For each of these sources, the Bank has established an internal limit of 85% of our borrowing capacity. In addition to the committed borrowing lines, the Bank has access to several wholesale funding sources, such as, brokered CDs, a $25 million federal funds purchase limit with two correspondent banks, and the ability to bid on available funds from select deposit placement services. The Bank has established limits for each respective funding source and a collective limit on all wholesale funding sources. During 2024, the Bank mostly utilized brokered CDs and the FHLB to assist with funding loan growth. The Bank’s internal limit on brokered CDs is 10% of total assets. At September 30, 2024, the amount of brokered CDs outstanding was 3.28% of total assets, as compared to 4.86% at December 31, 2023. At September 30, 2024, the Bank had utilized 59.53% of our FHLB capacity, an increase from 51.74% at December 31, 2023. The collective internal limit on all wholesale funding sources is 40% of total assets. At September 30, 2024, the Bank’s total wholesale funding sources represented 12.38% of total assets. Based on the collective internal wholesale funding limit, the Bank had the capacity to borrow an additional $408 million in wholesale funds and the available funding from the respective wholesale funding sources exceeded this amount, which provides the flexibility to utilize one source more than another due to pricing or availability.

As part of performing liquidity stress tests, the Bank monitors and evaluates the exposure to uninsured deposits. Of the Company’s $1,261,420 in total deposit balances at September 30, 2024, only 40.2%, or $507,385, were deemed uninsured as per the $250 FDIC threshold. A portion of these deposits are on behalf of public entity customers, which require the Bank to pledge securities or FHLB letters of credit to cover the amount of the deposit balance that is deemed uninsured. To the extent these deposits left the Bank, the level of unpledged securities and the borrowing capacity at the FHLB would increase or could be utilized to fund the deposit outflow. The sum of current on-balance sheet liquidity and available wholesale funding sources exceeded the balance of uninsured deposits at September 30, 2024. Included in on-balance sheet liquidity are AFS securities in an unrealized loss position. Although management does not intend to sell the securities before the recovery of its cost basis, they are a contingent resource from a liquidity perspective.

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

Critical Accounting Estimates
The preparation of financial statements and related disclosures requires management to use judgment and make estimates.  The Company evaluates such estimates on an ongoing basis.  By their nature, these judgments are subject to uncertainty.  We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made.

We believe our estimates, assumptions, and judgments are reasonable in that they were based on information available when the estimates, assumptions and judgments were made.  However, because future events and their effects cannot be determined with certainty, actual results could differ materially from those implied by our assumptions and estimates.

The Company believes the determination of the ACL involves a higher degree of judgment and complexity than its other significant accounting policies. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or off-balance sheet credit exposure. Management’s determination of the adequacy of the ACL is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on individually evaluated collateral dependent loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. Refer to “Allowance for Credit Losses” and “Provision for Credit Losses” sections within this Management’s Discussion and Analysis for additional discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions, as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings, individually and in the aggregate, will have a material adverse effect on its business, financial position, results of operation or cash flows.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2024.

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2024.

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

OHIO VALLEY BANC CORP.

Date:	November 14, 2024	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Date:	November 14, 2024	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer