Form 10-K
period 2024-12-31
OHIO VALLEY BANC CORP
filed 2025-03-14
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
YES ☐   NO ☑
    Based on the closing sales price of $20.00 per share on June 30, 2024, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $84,060,400.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.
    The number of common shares of the registrant outstanding as of February 28, 2025, was 4,711,001.
Documents Incorporated By Reference:
(1)	Portions of the 2024 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Items 1 and 2 and Part II, Items 5, 6, 7, 7A, 8 and 9A.
(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2025, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1 - BUSINESS

Organizational History and Subsidiaries

Ohio Valley Banc Corp. (“Ohio Valley” or the “Company”) is an Ohio corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (“BHC Act”).  Ohio Valley was incorporated under the laws of the State of Ohio on January 8, 1992 and began conducting business on October 23, 1992.  The principal executive offices of Ohio Valley are located at 420 Third Avenue, Gallipolis, Ohio 45631.  Ohio Valley’s common shares are listed on The NASDAQ Global Market under the symbol “OVBC.”  Ohio Valley has one banking subsidiary, The Ohio Valley Bank Company (the “Bank”).  The Bank has one wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company (“Ohio Valley REO”), to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley also owns two nonbank subsidiaries, Loan Central, Inc., which engages in lending (“Loan Central”), and Ohio Valley Financial Services Agency, LLC, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central (“Ohio Valley Financial Services”).  Ohio Valley also owns one wholly-owned subsidiary trust formed solely to issue a trust preferred security.   Ohio Valley and its subsidiaries are collectively referred to herein as the “Company.” Ohio Valley’s financial service operations are considered by management to be aggregated in one reportable segment:  banking.

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

Business of Ohio Valley

As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2024 and 2023, Ohio Valley’s consolidated assets approximated to $1,503,412,000 and $1,352,135,000, while total shareholders’ equity approximated to $150,328,000 and $144,007,000 for the same periods, respectively.

Ohio Valley’s financial holding company status allows it to engage in certain non-banking activities, such as securities underwriting and dealing activities, insurance agency and underwriting activities and merchant banking/equity investment activities.  Ohio Valley presently has an insurance agency, Ohio Valley Financial Services, which is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central. In July 2014, Ohio Valley formed a nonbank subsidiary, OVBC Captive, Inc. (the “Captive”), which was engaged in the business of providing commercial property and various liability insurance to the Company and related entities. However, in December 2023, Ohio Valley discontinued the Captive’s operations as a result of proposed IRS regulations that adversely affect the taxation of small captives. Management will consider opportunities to engage in additional nonbanking activities as they arise.

Business of Bank Subsidiary

A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has seventeen offices located in Ohio and West Virginia and all but one offer automatic teller machines (“ATMs”).  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2024 and 2023.

The Bank is primarily engaged in commercial and retail banking.  The Bank is a full-service financial institution offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal and commercial loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank offers credit card services.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also a member of the Promontory Interfinancial Network and participates in their Certificate of Deposit Account Registry program, which provides customers with the ability to secure FDIC insurance on balances in excess of the standard limitations.  In addition to originating loans, the Bank invests in United States government and agency obligations, interest-bearing deposits in other financial institutions, and other investments permitted by applicable law.

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

In April 2021, the Bank formed a subsidiary, Race Day Mortgage, Inc. (“Race Day”), which served as an online-only consumer direct mortgage banking company. Race Day was created to help fill the demand for home ownership in areas beyond the Bank’s primary markets. However, in December 2023, Ohio Valley discontinued Race Day’s operations as a result of low loan demand, poor employee retention, and lack of profitability.

Business of Loan Central

Loan Central is engaged in consumer finance, offering smaller balance personal and mortgage loans generally to individuals with higher credit risk history.  Loan Central’s line of business also includes seasonal tax preparation services as part of the TAL lending activity discussed above.  Loan Central presently has six offices, all located within southeastern Ohio.

Business of Financial Services Subsidiaries

Ohio Valley Financial Services is a licensed insurance agency that is used to facilitate the receipt of commissions on insurance sold by the Bank and Loan Central.  Ohio Valley Financial Services is licensed by the State of Ohio Department of Insurance.

Variable Interest Entities

Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2024 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 and 2023.

Financial Information

 Financial information regarding the Company as of December 31, 2024 and 2023 and results of operations for the last two fiscal years are contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2024.

Lending Activities

The Company’s loan portfolio increased $89,925,000 to finish at $1,061,825,000 in 2024.  The increase in total loans came primarily from both the Company’s residential real estate and commercial loan  portfolios.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2024, residential real estate loans increased $54,030,000, or 16.9%, while commercial loans increased $51,235,000, or 10.7%, partially offset by a $15,340,000, or 8.9%, decrease in consumer loans, as compared to 2023. Residential real estate loan growth was largely impacted by higher short-term adjustable-rate mortgage loan balances. Commercial loan growth was impacted primarily by an increase in new commercial real estate loan originations during 2024. The decline in consumer loans was largely impacted by decreases in automobile and other consumer loan balances during 2024. Consolidated interest and fee revenue from loans accounted for 73.02% and 73.59% of total consolidated revenues in 2024 and 2023, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.

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

Investment Activities

The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of United States Government, sponsored entity, and mortgage-backed securities, as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 7.17% and 5.59% of total consolidated revenues in 2024 and 2023, respectively.  The Company currently does not engage in trading account activity.

Funding Activities

Sources of funds for loan and investment activities include “core deposits.”  Core deposits include demand deposits, savings, money market, NOW accounts, and certificates of deposit less than $250,000.  The Company will also utilize certificates of deposit and money market deposits from wholesale markets, when necessary, to support growth in assets.  Short- and long-term advances from the Federal Home Loan Bank have also been a significant source of funding.  Further funding has come from one trust preferred securities offering through Ohio Valley Statutory Trust III, totaling $8,500,000.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.

Electronic Refund Check / Electronic Refund Deposit Activities

The Company began its participation in a tax refund service in 2006 by serving as a facilitator for the clearing of tax refunds for a single tax refund product provider.  An agreement between the Bank and the original provider required the Bank to process electronic refund checks ("ERCs") and electronic refund deposits ("ERDs") presented for payment on behalf of taxpayers containing taxpayer refunds. The Bank, in turn, would receive a fee paid by the provider for each transaction that was processed by the Bank.  In 2015, the agreement between the Bank and the original provider, which had a term ending December 31, 2019, was assumed by MetaBank.  MetaBank ceased utilizing the services of the Bank at the end of 2018, resulting in a significant decline in ERC/ERD fee income in 2019 and 2020 for the Bank. On March 10, 2020, the Bank announced that it had entered into a new agreement with a third-party to process future ERCs and ERDs. The new agreement provides that the Bank will process refunds for five tax seasons, which began with the 2021 tax season and will extend through the 2025 tax season.

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

Holding Company Activities

Ohio Valley is a financial holding company, which permits it to engage in activities beyond those permitted for traditional bank holding companies.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act of 1977, as amended (“CRA”).  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Loan Central is supervised and regulated by the Ohio Department of Commerce, Division of Financial Institutions (“ODFI”).  Ohio Valley Financial Services is supervised and regulated by the Ohio Department of Insurance. The insurance laws and regulations applicable to insurance agencies, including Ohio Valley Financial Services, require education and licensing of individual agents and agencies, require reports and impose business conduct rules.

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

The Bank’s deposits are insured up to applicable limits by the FDIC, and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act (“FDIA”) and certain regulations of the FDIC.

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
On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The compliance date of the Small Dollar Rule is March 30, 2025.
Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Ohio Valley’s financial condition or results of operations on a consolidated basis in 2024 and 2023.

Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2024.
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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  At December 31, 2024, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements.  As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2024, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.

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

Dividend restrictions are also listed within the provisions of Ohio Valley’s trust preferred security arrangements.  Under the provisions of these agreements, the interest payable on the trust preferred securities is deferred for up to five years and any such deferral would not be considered a default.  During any period of deferral, Ohio Valley would be precluded from declaring or paying dividends to its shareholders or repurchasing any of its common stock.

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

The FDIA requires the FDIC's Board of Directors to set a target or Designated Reserve Ratio (“DRR”) for the DIF annually. The DRR is the total of the DIF divided by the total estimated insured deposits of the industry. Under the long-range plan, the FDIC set the DRR at 2.0% and set a schedule of assessment rates that would progressively decrease when the DRR reached 2.0% and 2.5%. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DRR to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors (“FDIC Board”) adopted a restoration plan to restore the DRR to at least 1.35% by 2028, absent extraordinary circumstances, as required by the FDIA. The restoration plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and DRR at least semiannually. In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. In the FDIC’s most recent semiannual update for the amended restoration plan in October 2024, the FDIC noted the reserve ratio increased 6 basis points from 1.15% as of December 31, 2023, to 1.21% as of June 30, 2024.  The FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028.  As a result, the FDIC staff recommended no changes to the amended restoration plan and all scheduled assessment rates were maintained.

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

Executive and Incentive Compensation

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” procedures policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards. The Company adopted its clawback policy in September 2023, which is listed as Exhibit 97 and is titled “Ohio Valley Banc Corp. Policy for the Recovery of Erroneously Awarded Compensation.”

Employees

As of December 31, 2024, Ohio Valley and its subsidiaries had approximately 271 employees and officers and 260 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.

Other Information

The Bank and Loan Central may be required to make capital expenditures related to properties which they may acquire through foreclosure proceedings in the future.  However, the amount of such capital expenditures, if any, is not currently determinable.

Statistical Disclosure

The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Subpart 1400 of Regulation S-K, “Disclosure by Bank and Savings and Loan Registrants,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2024 Annual Report to Shareholders, which are incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2024 and 2023 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2024 and 2023 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

INVESTMENT PORTFOLIO

A.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders

B.	Excluding obligations of the United States Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

LOAN PORTFOLIO

A.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

ALLOWANCE FOR CREDIT LOSSES

A.&B.
Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Credit Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

Allocation of the Allowance for Credit Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption  “Table VI - Allocation of the Allowance for Credit Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

Credit ratios – Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VII – Credit Ratios,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

DEPOSITS

A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

C.&D.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2024 or 2023.

E.	Uninsured Deposits – Uninsured deposits were estimated at $504,903 and $366,649 at December 31, 2024 and December 31, 2023, respectively.

F.	Schedule of Maturities - The following table provides the uninsured portion of time deposits at December 31, 2024, with a maturity of:

December 31, 2024		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total uninsured time deposits	$25,809	$25,745	$25,481	$4,881

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

The Board, through the Information Technology Steering Committee, works with senior management and other employee committees to oversee the development, implementation, maintenance, and administration of the Information Security Program, which is aligned and integrated into Ohio Valley’s overall risk management system and processes. The Information Technology Steering Committee itself is comprised of diverse directors and officers of the Bank with vast knowledge and years of banking experience. The Information Security Officer of the committee has 26 years of banking experience including 25 IT related years as well as continuing education including a BA in Management Information Systems and Network+ and A+ certifications. The purpose of the Information Security Program is to:

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

Loan Central conducts its consumer finance operations through six offices located in Gallipolis (Gallia Co.), Jackson (Jackson Co.), Waverly (Pike Co.), South Point (Lawrence Co.), Wheelersburg (Scioto Co.) and Chillicothe (Ross Co.), all in Ohio.  All of these facilities are owned by Loan Central, except for the South Point (Lawrence Co.) and Chillicothe (Ross Co.) facilities.  Loan Central leases a portion of its Gallipolis (Gallia Co.) and Wheelersburg (Scioto Co.) facilities to third parties.

Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank and Loan Centrals’ leased facilities are all subject to commercially standard leasing arrangements.

Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” and “Note E – Leases” of the notes to the Company’s financial statements for the fiscal year ended December 31, 2024, located in Ohio Valley’s 2024 Annual Report to Shareholders.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,082 shareholders as of February 28, 2025.

The payment of future cash dividends is at the discretion of our Board of Directors. The Company plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Regulation section in Item 1 above. For further information, see “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 located in Ohio Valley’s 2024 Annual Report to Shareholders.

ISSUER PURCHASES OF SECURITIES

Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2024.

Ohio Valley did not purchase any of its common shares during the three months ended December 31, 2024.

ITEM 6 - [Reserved]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2024 Annual Report to Shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2024 Annual Report to Shareholders.  The supplementary data located under the captions “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2024 Annual Report to Shareholders is also incorporated herein by reference.

Consolidated Statements of Condition as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2024, in ensuring that the information required to be disclosed by Ohio Valley in the reports that Ohio Valley files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2024 Annual Report to Shareholders is incorporated into this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

(a)	None.
(b)	None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 by Items 401, 405, and 407(c)(3), (d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 14, 2025 (the “2025 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” and “Compensation of Executive Officers and Directors” of the 2025 Proxy Statement.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Compensation of Executive Officers and Directors” and “Proxy Item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2025 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2025 Proxy Statement.

Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2025 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2025 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1) Financial Statements

The following consolidated financial statements of Ohio Valley appear in the 2024 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:

Consolidated Statements of Condition as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Auditor Name: Plante & Moran, PLLC
Auditor Location: Cleveland, Ohio
PCAOB Number: 166
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

10.21*	The Ohio Valley Bank Company Director Retirement Agreement, dated October 28, 2024, between Seth I. Michael and The Ohio Valley Bank Company: Filed herewith.

10.22*	The Ohio Valley Bank Company Director Deferred Fee Agreement, dated October 28, 2024, between Seth I. Michael and The Ohio Valley Bank Company: Filed herewith.

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2024: Filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

19	Ohio Valley Banc Corp. Insider Trading Policy: Filed herewith.

21	Subsidiaries of Ohio Valley: Filed herewith.

23	Consent of Plante & Moran, PLLC.: Filed herewith.

23.1	Consent of Crowe LLP.: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

97
Ohio Valley Banc Corp. Policy for the Recovery of Erroneously Awarded Compensation: Incorporated herein by reference to Exhibit 97 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2023 (File No. 000-20914).

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

* Compensatory plan or arrangement.

# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO VALLEY BANC CORP.
Date:	March 14, 2025	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2025 by the following persons on behalf of Ohio Valley and in the capacities indicated.

Name	Capacity

/s/Larry E. Miller, II	President and Chief Executive Officer
Larry E. Miller, II	(principal executive officer) and Director

/s/Scott W. Shockey	Senior Vice President and Chief
Scott W. Shockey	Financial Officer (principal financial officer and principal accounting officer)

/s/Thomas E. Wiseman	Chairman of the Board
Thomas E. Wiseman

/s/Anna P. Barnitz	Director
Anna P. Barnitz

/s/David W. Thomas	Director
David W. Thomas

/s/Brent A. Saunders	Director
Brent A. Saunders

/s/Brent R. Eastman	Director
Brent R. Eastman

/s/Kimberly A. Canady	Director
Kimberly A. Canady

/s/Edward J. Robbins	Director
Edward J. Robbins

/s/K. Ryan Smith	Director
K. Ryan Smith

/s/Edward B. Roberts	Director
Edward B. Roberts

/s/Seth I. Michael	Director
Seth I. Michael