Form 10-Q
period 2025-03-31
OHIO VALLEY BANC CORP
filed 2025-05-15
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of common shares, without par value, of the registrant outstanding as of  May 14, 2025 was 4,711,001.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and per share data)

	March 31, 2025 (Unaudited)	December 31, 2024

ASSETS
Cash and noninterest-bearing deposits with banks	$18,571	$15,704
Interest-bearing deposits with banks	102,037	67,403
Total cash and cash equivalents	120,608	83,107

Securities available for sale	259,260	268,120
Securities held to maturity, net of allowance for credit losses of $1 in 2025 and 2024	6,531	7,049
Restricted investments in bank stocks	5,007	5,007

Total loans	1,043,296	1,061,825
Less: Allowance for credit losses	(10,139)	(10,088)
Net loans	1,033,157	1,051,737

Premises and equipment, net	21,155	21,229
Premises and equipment held for sale, net	502	507
Accrued interest receivable	4,792	4,805
Goodwill	7,319	7,319
Bank owned life insurance and annuity assets	42,231	42,048
Operating lease right-of-use asset, net	980	1,024
Deferred tax assets	6,647	7,218
Other assets	4,916	4,242
Total assets	$1,513,105	$1,503,412

LIABILITIES
Noninterest-bearing deposits	$320,864	$322,383
Interest-bearing deposits	963,305	952,795
Total deposits	1,284,169	1,275,178

Other borrowed funds	38,440	39,740
Subordinated debentures	8,500	8,500
Operating lease liability	980	1,024
Allowance for credit losses on off-balance sheet commitments	522	582
Other liabilities	24,779	28,060
Total liabilities	1,357,390	1,353,084

CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 5,490,995 shares issued)	5,491	5,491
Additional paid-in capital	52,321	52,321
Retained earnings	125,062	121,693
Accumulated other comprehensive income (loss)	(8,466)	(10,484)
Treasury stock, at cost (779,994 shares)	(18,693)	(18,693)
Total shareholders’ equity	155,715	150,328
Total liabilities and shareholders’ equity	$1,513,105	$1,503,412

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2025	2024

Interest and dividend income:
Loans, including fees	$16,695	$15,250
Securities
Taxable	2,155	885
Tax exempt	28	34
Dividends	96	98
Interest-bearing deposits with banks	826	1,417
	19,800	17,684

Interest expense:
Deposits	6,133	5,899
Other borrowed funds	393	438
Subordinated debentures	134	157
	6,660	6,494
Net interest income	13,140	11,190
Provision for (recovery of) credit losses	416	751
Net interest income after provision for (recovery of) credit losses	12,724	10,439

Noninterest income:
Service charges on deposit accounts	720	725
Trust fees	103	104
Income from bank owned life insurance and annuity assets	240	225
Mortgage banking income	37	39
Electronic refund check / deposit fees	540	540
Debit / credit card interchange income	1,149	1,145
Tax preparation fees	596	607
Other	261	311
	3,646	3,696
Noninterest expense:
Salaries and employee benefits	6,012	6,167
Occupancy	521	469
Furniture and equipment	350	334
Professional fees	500	486
Marketing expense	279	225
FDIC insurance	183	148
Data processing	925	807
Software	541	621
Other	1,507	1,484
	10,818	10,741

Income before income taxes	5,552	3,394
Provision for income taxes	1,146	601

NET INCOME	$4,406	$2,793

Earnings per share	$0.94	$0.58

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2025	2024

Net Income	$4,406	$2,793

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	2,589	(600)
Related tax (expense) benefit	(571)	132
Total other comprehensive income (loss), net of tax	2,018	(468)

Total comprehensive income (loss)	$6,424	$2,325

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2025	$5,491	$52,321	$121,693	$(10,484)	$(18,693)	$150,328
Net income	—	—	4,406	—	—	4,406
Other comprehensive income (loss), net	—	—	—	2,018	—	2,018
Cash dividends, $0.22 per share	—	—	(1,037)	—	—	(1,037)
Balance at March 31, 2025	$5,491	$52,321	$125,062	$(8,466)	$(18,693)	$155,715

Balance at January 1, 2024	$5,470	$51,842	$114,871	$(11,428)	$(16,748)	$144,007
Net income	—	—	2,793	—	—	2,793
Other comprehensive income (loss), net	—	—	—	(468)	—	(468)
Cash dividends, $0.22 per share	—	—	(1,050)	—	—	(1,050)
Common stock issued to ESOP, 20,542 shares	21	479	—	—	—	500
Balance at March 31, 2024	$5,491	$52,321	$116,614	$(11,896)	$(16,748)	$145,782

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2025	2024

Net cash provided by operating activities	$496	$928

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	39,480	9,161
Purchases of securities available for sale	(27,482)	(9,554)
Proceeds from calls and maturities of securities held to maturity	515	14
Redemptions of restricted investments in bank stocks	—	54
Net change in loans	18,139	(18,315)
Purchases of premises and equipment	(358)	(694)
Withdrawals from bank owned life insurance and annuity asset	57	74
Net cash provided by (used in) investing activities	30,351	(19,260)

Financing activities:
Change in deposits	8,991	21,648
Cash dividends	(1,037)	(1,050)
Repayment of Federal Home Loan Bank borrowings	(1,383)	(1,386)
Change in other short-term borrowings	83	54
Net cash provided by financing activities	6,654	19,266

Change in cash and cash equivalents	37,501	934
Cash and cash equivalents at beginning of period	83,107	128,126
Cash and cash equivalents at end of period	$120,608	$129,060

Supplemental disclosure:
Cash paid for interest	$6,562	$7,055

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The accompanying consolidated financial statements include the accounts of Ohio Valley Banc Corp. (“Ohio Valley”) and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company, and Ohio Valley Financial Services Agency, LLC, an insurance agency. The Bank has one active, wholly-owned subsidiary, Ohio Valley REO, LLC (“Ohio Valley REO”), an Ohio limited liability company, to which the Bank transfers certain real estate acquired by the Bank through foreclosure for sale by Ohio Valley REO. Ohio Valley and its subsidiaries are collectively referred to as the “Company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2025, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2025.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2024, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements for 2024 have been reclassified to conform to the presentation for 2025.  These reclassifications had no effect on net income or shareholders’ equity.

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

INDUSTRY SEGMENT INFORMATION:  We conduct our operations through a single business segment, banking, which derives interest and noninterest income through our banking products and services and investment securities. All of our income relates to our operations in the United States.

Pursuant to Financial Accounting Standards Codification 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision makers in determining how to allocate resources and assessing performance.

Our chief operating decision maker, which is our Chief Executive Officer, evaluates interest and noninterest income streams and credit losses from our various products and services, while expense activities, including interest expense and noninterest expense, are managed, and financial performance is evaluated, on a Company-wide basis. As a result, detailed profitability information for each interest and noninterest income stream is not used by our chief operating decision maker to allocate resources or in assessing performance. Rather, our chief operating decision maker uses consolidated net income to assess performance by comparing it to and monitoring against budgeted and prior year results. This information is used to manage resources to drive business and net income growth, including investment in key strategic priorities, as well as determining our ability to return capital to shareholders. Segment assets represent total assets on our Consolidated Balance Sheets and segment net income represents net income on our Consolidated Statements of Income.

NEW ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires enhanced income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement to be presented in a tabular format in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

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

Accrued interest receivable on AFS debt securities totaled $1,178 at March 31, 2025 and $1,294 at December 31, 2024, and is excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. At March 31, 2025 and at December 31, 2024, there was no ACL related to AFS debt securities.

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into one major security type: Obligations of states and political subdivisions. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At March 31, 2025, the ACL related to HTM debt securities was $1, unchanged from December 31, 2024. Furthermore, there was no corresponding provision expense during the three months ended March 31, 2025 and 2024.

Accrued interest receivable on HTM debt securities totaled $45 at March 31, 2025 and $24 at December 31, 2024, and is excluded from the estimate of credit losses.

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

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of March 31, 2025 and December 31, 2024, there were no loans held for sale by the Bank.

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

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. In defining historical loss rates and the prepayment rates and curtailment rates used to determine the expected life of loans, the use of regional and national peer data was used. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the national unemployment rate and the national gross domestic product forecast for the first year. For periods beyond our reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a two-year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the volume and severity of past due loans, the value of underlying collateral for collateral dependent loans, the existence of and changes in concentrations and other external factors. Each factor is assigned a value to reflect improving, stable, or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower, or the extension of renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Accrued interest receivable on loans totaled $1,178 at March 31, 2025 and $3,429 at December 31, 2024, and is excluded from the estimate of credit losses.

At March 31, 2025, there was $10,139 in the ACL related to loans, compared to $10,088 at December 31, 2024. This resulted in corresponding provision expense of $476 during the three months ended March 31, 2025, compared to $857 in provision expense during the three months ended March 31, 2024.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2025, there was $522 in the ACL related to off-balance sheet credit exposures, compared to $582 at December 31, 2024. This resulted in corresponding provision expense recoveries of $60 and $106 during the three months ended March 31, 2025 and 2024, respectively.

EARNINGS PER SHARE:  Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,711,001 and $4,785,773 for the three months ended March 31, 2025 and 2024, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$134,170	$—	$—
U.S. Government sponsored entity securities	—	5,970	—
Agency mortgage-backed securities, residential	—	119,120	—
Interest rate swap derivatives	—	943	—

Liabilities:
Interest rate swap derivatives	—	(943)	—

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$168,030	$—	$—
U.S. Government sponsored entity securities	—	5,888	—
Agency mortgage-backed securities, residential	—	94,202	—
Interest rate swap derivatives	—	657	—

Liabilities:
Interest rate swap derivatives	—	(657)	—

There were no transfers between Level 1 and Level 2 during the periods ended March 31, 2025 or 2024.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amounts and estimated fair values of financial instruments at March 31, 2025 and December 31, 2024 are as follows:

	Carrying	Fair Value Measurements at March 31, 2025 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$120,608	$120,608	$—	$—	$120,608
Securities available for sale	259,260	134,170	125,090	—	259,260
Securities held to maturity	6,531	—	3,676	2,245	5,921
Loans, net	1,033,157	—	—	1,018,623	1,018,623
Interest rate swap derivatives	943	—	943	—	943
Accrued interest receivable	4,792	—	1,405	3,387	4,792

Financial liabilities:
Deposits	1,284,169	884,145	400,702	—	1,284,847
Other borrowed funds	38,440	—	37,723	—	37,723
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	943	—	943	—	943
Accrued interest payable	5,332	1	5,331	—	5,332

	Carrying	Fair Value Measurements at December 31, 2024 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$83,107	$83,107	$—	$—	$83,107
Securities available for sale	268,120	168,030	100,090	—	268,120
Securities held to maturity	7,049	—	3,651	2,769	6,420
Loans, net	1,051,737	—	—	1,037,349	1,037,349
Interest rate swap derivatives	657	—	657	—	657
Accrued interest receivable	4,805	—	1,540	3,265	4,805

Financial liabilities:
Deposits	1,275,178	881,290	394,470	—	1,275,760
Other borrowed funds	39,740	—	38,815	—	38,815
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	657	—	657	—	657
Accrued interest payable	5,234	1	5,233	—	5,234

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities AFS and securities HTM at March 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
U.S. Government securities	$134,763	$275	$(868)	$134,170
U.S. Government sponsored entity securities	6,386	—	(416)	5,970
Agency mortgage-backed securities, residential	128,972	142	(9,994)	119,120
Total securities	$270,121	$417	$(11,278)	$259,260

December 31, 2024
U.S. Government securities	$169,203	$210	$(1,383)	$168,030
U.S. Government sponsored entity securities	6,406	—	(518)	5,888
Agency mortgage-backed securities, residential	105,961	—	(11,759)	94,202
Total securities	$281,570	$210	$(13,660)	$268,120

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2025
Obligations of states and political subdivisions	$6,532	$—	$(611)	$5,921	$(1)
Total securities	$6,532	$—	$(611)	$5,921	$(1)

December 31, 2024
Obligations of states and political subdivisions	$7,050	$1	$(631)	$6,420	$(1)
Total securities	$7,050	$1	$(631)	$6,420	$(1)

The amortized cost and estimated fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$83,595	$83,359	$834	$821
Due in over one to five years	57,554	56,781	2,734	2,583
Due in over five to ten years	—	—	984	818
Due after ten years	—	—	1,980	1,699
Agency mortgage-backed securities, residential	128,972	119,120	-	-
Total debt securities	$270,121	$259,260	$6,532	$5,921

There were no sales of securities during the three months ended March 31, 2025 and 2024.

Debt securities with a carrying value of approximately $225,979 at March 31, 2025 and $223,484 at December 31, 2024, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)

The following table summarizes debt securities AFS in an unrealized loss position for which an ACL losses has not been recorded at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$29,900	$(50)	$24,574	$(818)	$54,474	$(868)
U.S. Government sponsored entity securities	—	—	5,970	(416)	5,970	(416)
Agency mortgage-backed
securities, residential	4,653	(74)	87,128	(9,920)	91,781	(9,994)
Total available for sale	$34,553	$(124)	$117,672	$(11,154)	$152,225	$(11,278)

December 31, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$31,418	$(329)	$26,802	$(1,054)	$58,220	$(1,383)
U.S. Government sponsored entity securities	—	—	5,889	(518)	5,889	(518)
Agency mortgage-backed securities, residential	4,694	(130)	89,467	(11,629)	94,161	(11,759)
Total available for sale	$36,112	$(459)	$122,158	$(13,201)	$158,270	$(13,660)

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

At March 31, 2025, the Company had 93 AFS debt securities in an unrealized position without an ACL, of which 13 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 77 were from Agency mortgage-backed residential securities. Comparatively at December 31, 2024, the Company had 96 AFS debt securities in an unrealized position without an ACL, of which 16 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 77 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2025 and December 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and, therefore, the Company carried no ACL on AFS debt securities at March 31, 2025 and December 31, 2024.

The following table presents the activity in the ACL for HTM debt securities:

Held to Maturity Debt Securities	Three months ended March 31, 2025	Three months ended March 31, 2024
Allowance for credit losses:
Beginning balance	$1	$2
Provision for (recovery of) credit loss expense	—	—
Allowance for credit losses ending balance	$1	$2

The Company’s HTM securities consist of obligations of states and political subdivisions. The ACL on HTM securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At March 31, 2025, there were no past due principal and interest payments related to HTM securities. During the first quarter of 2025 and 2024, the cumulative loss rate remained at 0.02%, resulting in no change to provision expense during the three months ended March 31, 2025 and 2024.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	March 31, 2025	December 31, 2024

Residential real estate	$348,826	$373,534
Commercial real estate:
Owner-occupied	89,936	86,471
Nonowner-occupied	211,610	206,847
Construction	79,433	79,669
Commercial and industrial	164,630	158,440
Consumer:
Automobile	45,595	50,246
Home equity	43,369	42,473
Other	59,897	64,145
	1,043,296	1,061,825
Less: Allowance for credit losses	(10,139)	(10,088)

Loans, net	$1,033,157	$1,051,737

At March 31, 2025 and December 31, 2024, net deferred loan origination costs were $234 and $363, respectively. At March 31, 2025 and December 31, 2024, net unamortized loan purchase premiums were $355 and $398, respectively.

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2025 and December 31, 2024:

March 31, 2025	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$37	$—	$1,967	$1,967
Commercial real estate:
Owner-occupied	—	671	136	807
Nonowner-occupied	—	—	143	143
Construction	—	—	—	—
Commercial and industrial	—	962	308	1,270
Consumer:
Automobile	16	—	335	335
Home equity	—	25	255	280
Other	16	—	139	139
Total	$69	$1,658	$3,283	$4,941

December 31, 2024	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$49	$—	$1,931	$1,931
Commercial real estate:
Owner-occupied	—	680	136	816
Nonowner-occupied	—	—	158	158
Construction	—	—	—	—
Commercial and industrial	—	962	90	1,052
Consumer:
Automobile	39	—	379	379
Home equity	—	26	338	364
Other	28	—	117	117
Total	$116	$1,668	$3,149	$4,817

The Company recognized $18 and $4 of interest income in nonaccrual loans during the three months ended March 31, 2025 and 2024, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2025 and December 31, 2024:

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,548	$717	$642	$5,907	$342,919	$348,826
Commercial real estate:
Owner-occupied	1,060	—	807	1,867	88,069	89,936
Nonowner-occupied	2,376	—	-	2,376	209,234	211,610
Construction	-	—	—	-	79,433	79,433
Commercial and industrial	48	14	1,256	1,318	163,312	164,630
Consumer:
Automobile	708	351	153	1,212	44,383	45,595
Home equity	369	235	125	729	42,640	43,369
Other	285	108	83	476	59,421	59,897
Total	$9,394	$1,425	$3,066	$13,885	$1,029,411	$1,043,296

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,294	$1,097	$984	$5,375	$368,159	$373,534
Commercial real estate:
Owner-occupied	773	—	816	1,589	84,882	86,471
Nonowner-occupied	2,294	—	—	2,294	204,553	206,847
Construction	—	—	—	—	79,669	79,669
Commercial and industrial	533	58	745	1,336	157,104	158,440
Consumer:
Automobile	791	414	349	1,554	48,692	50,246
Home equity	402	141	243	786	41,687	42,473
Other	716	260	98	1,074	63,071	64,145
Total	$8,803	$1,970	$3,235	$14,008	$1,047,817	$1,061,825

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

As of March 31, 2025 and December 31, 2024, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$3,440	$13,846	$19,090	$7,376	$5,561	$19,748	$529	$69,590
Special Mention	—	—	—	—	12,725	1,388	299	14,412
Substandard	—	76	—	—	4,287	971	600	5,934
Doubtful	—	—	—	—	—	—	—	—
Total	$3,440	$13,922	$19,090	$7,376	$22,573	$22,107	$1,428	$89,936

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$5,162	$36,403	$12,095	$30,532	$30,918	$84,077	$6,285	$205,472
Special Mention	—	—	1,634	—	—	—	—	1,634
Substandard	—	219	—	987	—	3,298	—	4,504
Doubtful	—	—	—	—	—	—	—	—
Total	$5,162	$36,622	$13,729	$31,519	$30,918	$87,375	$6,285	$211,610

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$1,980	$13,907	$30,124	$28,325	$1,103	$2,859	$470	$78,768
Special Mention	—	—	—	—	—	34	—	34
Substandard	—	—	631	—	—	—	—	631
Doubtful	—	—	—	—	—	—	—	—
Total	$1,980	$13,907	$30,755	$28,325	$1,103	$2,893	$470	$79,433

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$4,144	$16,896	$7,231	$23,701	$31,839	$44,992	$22,231	$151,034
Special Mention	—	88	—	—	—	172	6,191	6,451
Substandard	—	1,989	210	49	377	499	4,021	7,145
Doubtful	—	—	—	—	—	—	—	—
Total	$4,144	$18,973	$7,441	$23,750	$32,216	$45,663	$32,443	$164,630

Current Period gross charge-offs	$—	$45	$—	$12	$58	$—	$45	$160

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$13,762	$17,199	$7,441	$10,094	$4,787	$16,336	$583	$70,202
Special Mention	—	—	—	12,896	—	1,415	299	14,610
Substandard	79	—	—	—	136	844	600	1,659
Doubtful	—	—	—	—	—	—	—	—
Total	$13,841	$17,199	$7,441	$22,990	$4,923	$18,595	$1,482	$86,471

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$35,216	$11,377	$30,773	$31,465	$19,351	$66,312	$6,172	$200,666
Special Mention	—	1,636	—	—	—	—	—	1,636
Substandard	220	—	996	—	3,329	—	—	4,545
Doubtful	—	—	—	—	—	—	—	—
Total	$35,436	$13,013	$31,769	$31,465	$22,680	$66,312	$6,172	$206,847

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$13,865	$33,162	$27,678	$1,111	$266	$2,647	$93	$78,822
Special Mention	—	—	—	—	—	38	—	38
Substandard	—	638	—	—	—	171	—	809
Doubtful	—	—	—	—	—	—	—	—
Total	$13,865	$33,800	$27,678	$1,111	$266	$2,856	$93	$79,669

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$17,260	$7,875	$24,843	$25,894	$20,648	$25,593	$21,785	$143,898
Special Mention	446	—	—	—	—	178	6,476	7,100
Substandard	2,039	226	60	480	205	—	4,432	7,442
Doubtful	—	—	—	—	—	—	—	—
Total	$19,745	$8,101	$24,903	$26,374	$20,853	$25,771	$32,693	$158,440

Current Period gross charge-offs	$219	$—	$—	$1	$—	$—	$1	$221

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2025 and December 31, 2024:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$12,625	$59,210	$56,270	$39,266	$45,096	$132,608	$1,747	$346,822
Nonperforming	—	—	229	366	83	1,326	—	2,004
Total	$12,625	$59,210	$56,499	$39,632	$45,179	$133,934	$1,747	$348,826

Current Period gross charge-offs	$—	$—	$—	$1	$—	$4	$—	$5

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$2,069	$12,162	$15,935	$10,803	$3,097	$1,178	$—	$45,244
Nonperforming	—	56	162	120	—	13	—	351
Total	$2,069	$12,218	$16,097	$10,923	$3,097	$1,191	$—	$45,595

Current Period gross charge-offs	$—	$81	$78	$17	$7	$10	$—	$193

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$—	$—	$—	$—	$—	$—	$43,089	$43,089
Nonperforming	—	—	—	—	—	—	280	280
Total	$—	$—	$—	$—	$—	$—	$43,369	$43,369

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$31	$31

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$4,356	$17,535	$8,823	$7,634	$5,679	$2,720	$12,995	$59,742
Nonperforming	—	32	49	19	24	31	—	155
Total	$4,356	$17,567	$8,872	$7,653	$5,703	$2,751	$12,995	$59,897

Current Period gross charge-offs	$82	$10	$33	$17	$25	$26	$109	$302

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$57,385	$57,546	$40,026	$46,067	$38,969	$98,084	$33,477	$371,554
Nonperforming	—	234	435	83	54	1,174	—	1,980
Total	$57,385	$57,780	$40,461	$46,150	$39,023	$99,258	$33,477	$373,534

Current Period gross charge-offs	$—	$—	$15	$—	$—	$27	$—	$42

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$13,643	$18,133	$12,693	$3,686	$1,268	$405	$—	$49,828
Nonperforming	145	162	77	12	5	17	—	418
Total	$13,788	$18,295	$12,770	$3,698	$1,273	$422	$—	$50,246

Current Period gross charge-offs	$91	$364	$232	$34	$22	$7	$—	$750

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$317	$—	$61	$152	$—	$—	$41,579	$42,109
Nonperforming	—	—	—	—	—	—	364	364
Total	$317	$—	$61	$152	$—	$—	$41,943	$42,473

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$13,110	$18,442	$8,768	$6,580	$2,367	$973	$13,760	$64,000
Nonperforming	3	50	14	46	25	7	—	145
Total	$13,113	$18,492	$8,782	$6,626	$2,392	$980	$13,760	$64,145

Current Period gross charge-offs	$443	$192	$156	$107	$52	$29	$495	$1,474

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 4.24% of total loans were unsecured at March 31, 2025, up from 4.16% at December 31, 2024.

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

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
During the three months ended March 31, 2025 and 2024, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024:

March 31, 2025	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,684	$3,653	$1,536	$2,215	$10,088
Provision for credit losses	(4)	136	273	71	476
Loans charged-off	(5)	—	(160)	(526)	(691)
Recoveries	18	—	56	192	266
Total ending allowance balance	$2,693	$3,789	$1,705	$1,952	$10,139

March 31, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,213	$3,047	$1,275	$2,232	$8,767
Provision for credit losses	130	188	184	355	857
Loans charged-off	(37)	—	(109)	(448)	(594)
Recoveries	22	11	4	162	199
Total ending allowance balance	$2,328	$3,246	$1,354	$2,301	$9,229

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of March 31, 2025 and December 31, 2024:

	Collateral Type
March 31, 2025	Real Estate	Business Assets	Total
Residential real estate	$563	$—	$563
Commercial real estate:
Owner-occupied	5,082	140	5,222
Non-owner occupied	109	—	109
Construction	631	—	631
Commercial and Industrial	187	2,984	3,171
Consumer:
Automobile	—	31	31
Home equity	49	26	75
Other	—	76	76
Total collateral dependent loans	$6,621	$3,257	$9,878

	Collateral Type
December 31, 2024	Real Estate	Business Assets	Total
Residential real estate	$569	$—	$569
Commercial real estate:
Owner-occupied	804	140	944
Non-Owner-occupied	110	—	110
Construction	637	—	637
Commercial & Industrial	285	3,044	3,329
Consumer:
Automobile	—	38	38
Home equity	50	26	76
Other	—	81	81
Total collateral dependent loans	$2,455	$3,329	$5,784

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to OREO, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). The Company had no OREO for residential real estate properties at March 31, 2025 and December 31, 2024. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $352 and $342 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2025, the contract amounts of these instruments totaled approximately $225,927, compared to $203,019 at December 31, 2024.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At March 31, 2025, the estimated ACL related to off-balance sheet commitments was $522, which included a $60 and $106 recovery of provision during the three months ended March 31, 2025 and 2024, respectively. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2025 and December 31, 2024 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2025	$35,856	$2,584	$38,440
December 31, 2024	$37,239	$2,501	$39,740

Pursuant to collateral agreements with the FHLB, advances are secured by $341,287 in qualifying mortgage loans, $40,465 in commercial loans and $2,866 in FHLB stock at March 31, 2025.  Fixed-rate FHLB advances of $35,856 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 4.05% at March 31, 2025 and 4.02% at December 31, 2024.  There were no variable-rate FHLB borrowings at March 31, 2025.

At March 31, 2025, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described below. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at March 31, 2025.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $189,134 at March 31, 2025.  Of this maximum borrowing capacity, the Company had $89,603 available to use as additional borrowings, of which $89,603 could be used for short term, cash management advances, as mentioned above.

At March 31, 2025, the Company had a federal funds line of credit with two correspondent banks totaling $25,000. The lines of credit are not committed and are provided at the discretion of the correspondent bank. No collateral has been pledged to the lines of credit. Any advance is due to be repaid the next business day. At March 31, 2025, there was $25,000 available on these lines of credit.

NOTE 6 - OTHER BORROWED FUNDS (Continued)
Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of March 11, 2026, and have fixed rates ranging from 4.35% to 5.00% and a year-to-date weighted average cost of 4.91% at March 31, 2025, as compared to 4.71% at December 31, 2024.  At March 31, 2025 and December 31, 2024, there were six promissory notes payable by Ohio Valley to related parties totaling $2,584.  There were no promissory notes payable to other banks at March 31, 2025 and December 31, 2024, respectively.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $63,675 at March 31, 2025 and $58,500 at December 31, 2024.

Scheduled principal payments as of March 31, 2025:

	FHLB Borrowings	Promissory Notes	Totals

2025	$4,052	$1,761	$5,813
2026	12,908	823	13,731
2027	11,397	—	11,397
2028	1,349	—	1,349
2029	1,733	—	1,733
Thereafter	4,417	—	4,417
	$35,856	$2,584	$38,440

NOTE 7 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 13 months to 16.4 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of March 31, 2025	As of December 31, 2024
Operating leases:
Operating lease right-of-use assets	$980	$1,024
Operating lease liabilities	980	1,024

The components of lease cost were as follows:

	Three months ended March 31,
	2025	2024
Operating lease cost	$49	$49
Short-term lease expense	—	7

NOTE 7 – LEASES (Continued)
Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2025 are as follows:

Operating Leases
2025 (remaining)	$146
2026	140
2027	109
2028	111
2029	111
Thereafter	653
Total lease payments	1,270
Less: Imputed Interest	(290)
Total operating leases	$980

Other information was as follows:

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease term for operating leases	11.8 years	12.0 years
Weighted-average discount rate for operating leases	2.82%	2.84%

NOTE 8 – RISKS AND UNCERTAINTIES

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

NOTE 9 – DEPOSITS

Deposits are comprised of the following:

	March 31, 2025	December 31, 2024

Noninterest-bearing deposits	$320,864	$322,383

Interest-bearing deposits:
NOW accounts	270,367	272,941
Savings and money market	292,914	285,966
Time deposits of $250 or less	314,443	311,972
Time deposits of more than $250	85,581	81,916
Total interest-bearing deposits	963,305	952,795

Total deposits	$1,284,169	$1,275,178

Brokered deposits, included in time deposits, were $48,519 and $48,395 at March 31, 2025 and December 31, 2024, respectively.

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is segregated based on the nature of products and services offered as part of contractual arrangements. Revenue from contracts with customers within the scope of ASC 606 is broadly segregated within the following noninterest income categories:

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

• Electronic refund check/deposit fees – A tax refund clearing agreement between the Bank and a tax refund processor requires the Bank to process electronic refund checks and electronic refund deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds. The Bank, in turn, receives a fee paid by the third-party tax refund processor for each transaction that is processed.  The amount of fees received are tiered based on the tax refund product selected. Since the Bank acts as a sub servicer in the tax process relationship, a portion of the fee collected is passed on to the tax refund processor.

• Debit/credit card interchange income – This includes interchange income from cardholder transactions conducted with merchants, throughout various interchange networks with which the Company participates.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, as transaction processing services are provided to the deposit customer.  Gross fees from interchange are recorded in operating income separately from gross network costs, which are recorded in operating expense.
• Tax preparation fees – This includes fees received by tax preparation customers of Loan Central as part of the Bank’s TAL business. After Loan Central prepares a customer’s tax return, the customer is offered the opportunity to have immediate access to a portion of the anticipated tax refund by entering into a TAL with the Bank. As part of the process, the tax customer completes a loan application and authorizes the expected tax refund to be deposited with the Bank once it is issued by the IRS. Once the Bank receives the tax refund, the refund is used to repay the TAL and Loan Central’s tax preparation fees, then the remainder of the refund is remitted to Loan Central’s tax customer.
• Float income from tax product processor –  This is associated with the tax refund clearing agreement between the Bank and a third-party tax refund processor. The revenue earned is based on the estimated compensating balances associated with processing the contractual minimum number of check items multiplied by the interest rate paid by the Federal Reserve on reserves for the respective period. The float income is paid by the tax refund product processor at the end of each year of the tax agreement, which is to expire in 2025.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Cautionary Note Regarding Forward-Looking Statements

 Certain statements contained in this quarterly report on Form 10-Q (the “report”) and other publicly available documents incorporated herein by reference constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the current economic and geopolitical landscape, and which could cause actual results to differ materially from those expressed in such forward looking-statements.  However, it is difficult to predict the effect of known factors, and by Ohio Valley Banc Corp. (“Ohio Valley”) cannot anticipate all factors that could affect future results. Important factors that could cause actual results to differ materially from expectations expressed in or implied in forward looking statements include, but are not limited to: the effects of fluctuating interest rates on our customers’ operations and financial condition; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, tariffs, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; the level of defaults and prepayment on loans made by Ohio Valley and its direct and indirect subsidiaries (collectively, the “Company”); unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes.  Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this document (including, without limitation, in conjunction with the forward looking statements themselves and under the heading “Critical Accounting Estimates”). All forward looking statements are qualified in their entirety by these and other cautionary statements that the Company makes from time to time in its other SEC filings and public communications. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.  The Company undertakes no obligation and disclaims any duty to update or revise any forward looking statements, whether as a result of new information, unanticipated future events or otherwise, except as required by law.

BUSINESS OVERVIEW: The following discussion on consolidated financial statements include the accounts of Ohio Valley and its wholly-owned subsidiaries, The Ohio Valley Bank Company (the “Bank”), Loan Central, Inc., a consumer finance company (“Loan Central”), and Ohio Valley Financial Services Agency, LLC, an insurance agency. The Bank has one active, wholly-owned subsidiary, Ohio Valley REO, LLC, an Ohio limited liability company.

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

IMPACT OF PARTICIPATING IN THE OHIO HOMEBUYER PLUS PROGRAM: During the third quarter of 2024, the Company began participating in a program offered by the Ohio Treasurer (the “Treasurer”) called the Ohio Homebuyer Plus. The program is designed to encourage Ohio residents to save for the purchase of a home. As a participant in the program, the Company developed the “Sweet Home Ohio” deposit account to offer participants an above-market interest rate of 5.83%, along with a deposit bonus to assist customers in achieving their home savings goals. For each Sweet Home Ohio account that was opened, the Company received a deposit from the Treasurer at a subsidized interest rate of 0.86%. Accounts connected with Ohio Homebuyer Plus must be used within five years and the corresponding balance of Treasurer deposits will fluctuate based upon active customer accounts. At March 31, 2025, the balance of Sweet Home Ohio accounts totaled $7,729 compared to $6,775 at December 31, 2024. At March 31, 2025, the amount of Treasurer deposits totaled $82,373 compared to $97,366 at December 31, 2024. Since the Treasurer deposits are classified as public funds, which are required to be collateralized, the Company invested the funds in securities to be pledged as collateral to the Treasurer. At March 31, 2025, the balance of securities used to collateralize the Treasurer deposits totaled $96,707 compared to $102,871 at December 31, 2024.

FINANCIAL RESULTS OVERVIEW: Net income totaled $4,406 during the first quarter of 2025, an increase of $1,613 from the same period of 2024. Earnings per share for the first quarter of 2025 finished at $.94 per share, compared to $.58 per share during the first quarter of 2024. The positive results during the quarterly period were impacted by a 10.8% increase in average earning assets, coming primarily from loans and securities, which contributed to a 17.4% increase in net interest income during the three months ended March 31, 2025, compared to the same period in 2024. Also contributing to higher net earnings was a 44.6% decrease in provision for credit loss expense, impacted by a decrease in loan balances generally allocated for during 2025. The positive effects from higher net interest income and lower provision expense were partially offset by a 1.4% decrease in noninterest income and a 0.7% increase in noninterest expense. Higher net earnings also had a corresponding impact to the Company’s annualized net income to average asset ratio, or return on assets, which increased 37 basis points to 1.20% during the first quarter of 2025, compared to the same period in 2024. In addition, the Company’s net income to average equity ratio, or return on equity, increased 405 basis points to 11.82% during the first quarter of 2025, compared to the same period in 2024.

During the three months ended March 31, 2025, net interest income increased $1,950, or 17.4%, over the same period in 2024. This growth came mostly from a $136,241 increase in average earning assets, led mostly by a 55.2% increase in average securities and a 7.0% increase in average loans. The growth in average securities came in large part to the increased pledging requirements on public fund deposits as part of the Ohio Homebuyer Plus program. The growth in average loans was related to the commercial and residential real estate lending segments. Earnings were further enhanced by a higher net interest margin, increasing 24 basis points during the three months ended March 31, 2025, compared to the same period in 2024. Margin growth was related to an increase in the yield on earning assets, while the cost of funding sources decreased. The improvement to earning asset yields was directly related to the growth in higher-yielding securities and loans, while the cost of funding sources decreased as the composition of funding sources shifted to lower cost deposit sources, such as NOW, money market, checking and savings accounts.

During the three months ended March 31, 2025, the Company’s provision for credit loss expense decreased $335, when compared to the same period in 2024. The decrease during the quarter came primarily from lower general reserves associated with a $18,529 decrease in loans from year-end 2024. The decrease in total loans was primarily related to a $31,473 decrease in a warehouse line of credit extended to another mortgage lender. The Company also experienced lower reserves associated with select qualitative risk factors.

During the three months ended March 31, 2025, noninterest income decreased $50, or 1.4% from the same period in 2024. The decrease came mostly from a decline in swap asset revenue and tax preparation fees, while changes in the remaining areas were minimal.

During the three months ended March 31, 2025, noninterest expense increased $77, or 0.7%, over the same period in 2024. Noninterest expenses were led by increases in data processing, occupancy and equipment, and marketing costs, which collectively increased $240, or 13.1%. Data processing expenses were impacted by costs associated with the Company’s debit and credit card platforms.  Occupancy and equipment costs were impacted by various repair and maintenance items. Marketing cost increases were impacted by higher donation and advertising budgets for 2025. Partially offsetting the increases in overhead costs were decreases in salaries and employee benefits and software expenses, which collectively decreased $235, or 3.5%. Cost savings in salaries and employee benefits was the direct result of a voluntary early retirement program implemented in 2024, while software expenses declined as a result of costs associated with select service agreements from the first quarter of 2024 that was not as impactful in 2025. The remaining noninterest expenses increased $72 primarily from higher FDIC insurance assessment costs.

The $545 increase in the Company’s provision for income taxes during the three months ended March 31, 2025, compared to the same period in 2024, was largely due to the increase in operating income affected by the factors mentioned above, as well as an increase in the effective tax rate.

At March 31, 2025, total assets were $1,513,105, an increase of $9,693 from year-end 2024. The increase in assets was primarily the result of a $34,634 increase in balances maintained at the FRB, as total loans decreased $18,529 and total securities decreased $9,378. As previously mentioned, the decrease in loans was related to a $31,473 decrease in a warehouse line of credit extended to another mortgage lender. Absent this decrease, the Company would have experienced loan growth of $12,944 during the first quarter of 2025 in the targeted commercial real estate and residential real estate loan portfolios. The decrease in securities was related to the lower need for securities to pledge to the Treasurer due to a $14,993 balance decrease.

At March 31, 2025, total liabilities were $1,357,390, up $4,306 from year-end 2024. Contributing most to this increase were higher deposit balances, which increased $8,991 from year-end 2024. Leading deposit growth were interest-bearing deposit balances, up $10,510 from year-end 2024, consisting of higher balances from savings and money market accounts (+2.4%), and time deposits (+1.6%), partially offset by a decrease in Negotiable Order of Withdrawal (“NOW”) accounts (-0.9%). At March 31, 2025, the Company experienced lower noninterest-bearing demand deposits, decreasing $1,519 from year-end 2024.

At March 31, 2025, total shareholders' equity was $155,715, up $5,387 from December 31, 2024. This increase came primarily from quarterly net income and an after-tax increase in net unrealized gains on AFS securities, partially offset by quarterly cash dividends paid. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2025 and December 31, 2024

The following discussion focuses in more detail on the consolidated financial condition of the Company at March 31, 2025 compared to December 31, 2024.  This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2025, cash and cash equivalents were $120,608, an increase of $37,501, or 45.1%, from December 31, 2024. The increase came primarily from interest-bearing deposits with banks, which were up $34,634, or 51.4%, from year-end 2024. The Company’s interest-bearing FRB clearing account contributed most to the increase in interest-bearing deposits with banks, representing 84% of cash and cash equivalents at March 31, 2025. The Company utilizes its interest-bearing FRB clearing account to manage excess funds, as well as to assist in funding earning asset growth. The increases in excess funds during the first quarter of 2025 came primarily from decreases in both loans and securities, which were down $18,529 and $9,378, respectively, from year-end 2024. As previously mentioned, the decrease in loans was related to a $31,473 decrease in a warehouse line of credit extended to another mortgage lender. The decrease in securities was related to the lower need for securities to pledge to the Treasurer deposits as part of the Homebuyer Plus program. The interest rate paid on both the required and excess reserve balances of the FRB is based on the targeted federal funds rate established by the Federal Open Market Committee, which remained at a range of 4.25% to 4.50% at March 31, 2025 and December 31, 2024. The interest-bearing deposit balances in the FRB are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Securities

The balance of total securities decreased $9,378, or 3.4% from year-end 2024. As previously mentioned, the decrease in securities was impacted by the lower need for securities to pledge to the Treasurer deposits in relation to the Homebuyers Plus program. The Company’s U.S. Government securities portfolio decreased $33,860 from $168,030 at year-end 2024 to $134,170 at March 31, 2025, impacted by $35,000 in scheduled maturities. The Company utilized a portion of its proceeds from maturities of U.S. Government securities to fund additional purchases in U.S. Government agency (“Agency”) mortgage-backed securities, which were up $24,918, or 26.5%, from year-end 2024. During the first quarter of 2025, purchases of Agency mortgage-backed securities totaled $27,482, while being partially offset by $4,460 in principal repayments. The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. At March 31, 2025, the Company’s investment securities portfolio was comprised mostly of U.S. Government securities at 50.5% of total investments, while Agency mortgage-backed securities represented 44.8%.

Included in the increasing factors mentioned above were changes in net unrealized losses associated with AFS securities. During the first quarter of 2025, a decrease in long-term market rates led to a $2,589 increase in the fair value associated with the Company’s AFS securities at March 31, 2025.  The fair value of an investment security moves inversely to interest rates, so as rates decreased, the fair value increased, causing the unrealized loss in the portfolio to decrease. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

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

COMMERCIAL REAL ESTATE BY INDUSTRY
As of March 31, 2025
Table I

The following table provides the composition of commercial real estate loans by industry classification (as defined by the North American Industry Classification System).

(dollars in thousands)
	Amount	% of Total
Real Estate Rental and Leasing	$182,292	47.85%
Accommodation and Food Services	65,581	17.21%
Retail Trade	29,536	7.75%
Health Care and Social Assistance	23,655	6.21%
Manufacturing	19,182	5.03%
Construction	16,230	4.26%
All Other	44,503	11.69%
Total	$380,979	100.00%

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

The Company’s loan balances decreased to $1,043,296 at March 31, 2025, representing a decrease of $18,529, or 1.7%, as compared to $1,061,825 at December 31, 2024.  The decrease in loans came primarily from the residential real estate loan and consumer loan portfolios, partially offset by increases in in the commercial real estate and commercial and industrial portfolios from year-end 2024.

The Company’s residential real estate loan portfolio decreased $24,708, or 6.6%, from year-end 2024. At March 31, 2025, residential real estate loans represented the second largest segment of the Company’s total loan portfolio at 33.4%. As previously mentioned, the decrease was largely due to a $31,473 paydown in a warehouse line of credit extended to another mortgage lender. The warehouse lending line is used by the mortgage lender to make loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loan and repays the Bank. The paydown was a result of lower mortgage volume due to higher mortgage rates and the increase in the lead bank’s internal capacity in relation to a capital infusion. The balance of this line of credit is expected to increase in future periods if mortgage volume increases and the funding needs of the lead bank changes. The remaining residential real estate loan balances increased $6,765, or 1.8%, from year-end 2024. During 2025, as mortgage rates continued to increase, the Company experienced less opportunities to sell long-term fixed rate loans to the secondary market. With elevated mortgage rates, mortgage customers were selecting more variable rate mortgage products instead of long-term fixed rate mortgage products. This had a direct impact on lowering loan volume within the long-term fixed rate loan portfolio (down $1,435) and contributed to a shift into more short-term variable rate mortgages (up $7,947) as of March 31, 2025.

Further decreases in loans came from the Company’s consumer loan portfolio, which was down $8,003, or 5.1%, from year-end 2024. This change was impacted by a $4,651, or 9.3%, decrease in automobile loans. This was directly impacted by management’s strategy to place more emphasis on higher yielding loan portfolios (i.e. commercial, and to a smaller extent, residential real estate). Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. As a result, the Company exited the indirect lending business for automobiles and recreational vehicles during the fourth quarter of 2024. Decreases in consumer loans also came from a $4,248, or 6.6%, decrease in other consumer loans from year-end 2024, impacted by principal repayments and payoffs. Decreases in consumer loans were partially offset by a $896, or 2.1%, increase in home equity lines of credit.

The decreases in the Company’s residential real estate and consumer loan portfolios at March 31, 2025 were partially offset by an increase in commercial loans. The Company’s commercial loan portfolio increased $14,182, or 2.7%, from year-end 2024. Contributing most to this increase were higher loan balances within the commercial real estate portfolio, which increased $7,992, or 2.1%, from year-end 2024.  At March 31, 2025, commercial real estate loans represented the largest segment of the Company’s total loan portfolio at 36.5%. The increase from year-end 2025 came primarily from new originations within the owner- and nonowner-occupied loan segments.

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, which was up $6,190, or 3.9%, from year-end 2024. The growth was impacted by an increase in larger loan originations during the year. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and other related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, and the effects of competitive pressure and normal underwriting considerations. Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

Allowance for Credit Losses

The Company maintains an ACL that represents management’s best estimate of the appropriate level of losses and risks inherent in our applicable financial assets under the current expected credit loss (“CECL”) model. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. The determination of the ACL involves a high degree of judgement and subjectivity. Please refer to Note 1 of the notes to the financial statements for discussion regarding our ACL methodologies for securities and loans.

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. As of March 31, 2025, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis from year-end 2024 were due to non-credit related factors. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Therefore, no ACL was recorded, and no provision expense was recognized during the three months ended March 31, 2025.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. At March 31, 2025, a $1 ACL was recognized based on a .02% cumulative default rate taken from the S&P and Moody’s bond rating index. The $1 ACL for HTM debt securities was unchanged from December 31, 2024, resulting in no provision expense during the three months ended March 31, 2025.

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

As of March 31, 2025, the ACL for loans totaled $10,139, or 0.97%, of total loans. As of December 31, 2024, the ACL for loans totaled $10,088, or 0.95%, of total loans. All of the $51, or 0.5%, increase in the ACL came from loans collectively evaluated. The increase in ACL reserves was impacted primarily by a higher historical loss rate within the commercial real estate and commercial and industrial portfolios, partially offset by a lower historical loss rate within the consumer loan portfolio. At March 31, 2025, there were no specific reserves on loans being individually evaluated for impairment, the same as year-end 2024.

The Company experienced minimal change in their delinquency levels from year-end 2024. Nonperforming loans to total loans increased slightly to 0.48% at March 31, 2025, compared to 0.46% at December 31, 2024, while nonperforming assets to total assets remained unchanged at 0.33%. The increase in nonperforming loans to total loans resulted from a $124 increase in nonaccrual loans, coming mostly from the commercial and industrial and residential real estate loan portfolios.

Management believes that the ACL at March 31, 2025 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the ACL as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits

Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Deposits continue to be the most significant source of funds used by the Company to support earning assets. Total deposits at March 31, 2025 increased $8,991, or 0.7%, from year-end 2024. This change in deposits came primarily from interest-bearing deposit balances, which were up by $10,510, or 1.1%, from year-end 2024, while noninterest-bearing deposits decreased $1,519, or 0.5%, from year-end 2024.

The increase in interest-bearing deposits came primarily from savings and money market account balances, which increased $6,948, or 2.4%, from year-end 2024. The increase came primarily from savings accounts, which increased $6,590 from year-end 2024, impacted mostly by the Company’s statement savings account product. Money market account balances increased $358 from year-end 2024, impacted mostly by increases in the Company’s tiered money market product (Money Fund) that was introduced in 2023 and offers a higher rate on tiered deposit balances.

Further increases in interest-bearing deposits came from time deposit balances, which increased $6,136, or 1.6%, from year-end 2024. The increase came from retail time deposits, which increased $5,767 from year-end 2024. The surge in product rate increases on retail CDs continued to slow during 2025, which has limited the growth in time deposits from year-end 2024 compared to savings and money market deposits. The Company’s wholesale time deposits increased $369, or 0.6%, from year-end 2024.

Partially offsetting the increases in savings, money market and time deposit balances were lower interest-bearing NOW account balances, which decreased $2,574, or 0.9%, from year-end 2024. The decrease was largely from a $14,993 decrease in the Company’s municipal NOW account with the Treasurer in relation to the Homebuyer Plus program. Excluding this decrease in the Treasurer account balances, the Company would have experienced a $16,216 increase in its other municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.

The decrease in noninterest-bearing demand deposits was primarily from the Company’s business and incentive-based checking account balances.

While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2025, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.

Other Borrowed Funds

Other borrowed funds were $38,440 at March 31, 2025, a decrease of $1,300, or 3.3%, from year-end 2024. The decrease was related to the scheduled principal amortization for applicable FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize FHLB advances and promissory notes to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity

Total shareholders' equity at March 31, 2025 increased $5,387, or 3.6%, to finish at $155,715, as compared to $150,328 at December 31, 2024. This was primarily from quarterly net income and an increase in the fair value of AFS securities, partially offset by cash dividends paid. The after-tax increase in fair value on AFS securities totaled $2,018 from year-end 2024, as long-term market rates decreased during the first quarter of 2025, causing an increase in the fair value of AFS securities.

Comparison of Results of Operations
For the Three Months Ended
March 31, 2025 and 2024

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.

Net Interest Income

The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended March 31, 2025, net interest income increased $1,950, or 17.4%, compared to the same period in 2024. The improvement during 2025 came from average earning asset growth and the net interest margin. The average growth was impacted by a composition shift into higher-yielding loans and securities, combined with a consumer shift to more lower-cost deposit sources that helped reduce the higher average costs paid on deposits and borrowings.

Total interest and fee income recognized on the Company’s earning assets increased $2,116, or 12.0%, during the first quarter of 2025, compared to the same period in 2024. The earnings growth was impacted by interest on loans, which increased $1,445, or 9.5%. This improvement was impacted by increases in both average loan balances and loan yields. Overall, average loans increased $68,219, or 7.0%, during the three months ended March 31, 2025, compared to the same period in 2024. Balance increases were mostly realized within the commercial and residential real estate loan portfolios due to higher commercial loan volume and a consumer preference for short-term, variable rate residential real estate loans. Loan revenue improvement also came from average loan yields increasing from 6.34% during the first quarter of 2024 to 6.53% during the first quarter of 2025. Loan yield increases were mostly impacted by the commercial and residential real estate loan portfolios.

Total interest on securities increased $1,264, or 137.5%, during the first quarter of 2025, compared to the same period in 2024. The earnings growth was primarily from the purchase of $100,497 in U.S. Government securities during the third quarter of 2024 as part of the Company’s participation in the state’s Homebuyer Plus program. The securities were purchased at a weighted average yield of 4.7% with maturity terms ranging from 6 months to 18 months. The security purchases were used to collateralize $100,00 in public fund deposits received by the Treasurer as part of the program. This contributed to increases in average security balances, which were up $95,521 during the first quarter of 2025, compared to the same period in 2024. While securities have grown in large part due to the security purchases from the Homebuyer Plus program, the Company has placed more emphasis on growing its higher-yielding loan portfolio during 2024 and 2025, utilizing proceeds from various maturities and repayments of securities to help fund loan growth. Earnings from securities were positively impacted by increases in the average yield on securities, impacted by the $100,497 purchase of U.S Government securities at a weighted average yield of 4.7% that was higher than the 3.17% average yield on the total securities portfolio at March 31, 2025.  Average security yields have also been positively impacted by the elevated market rate environment during 2024 that continued into 2025. As a result, average security yields increased 119 basis points to 3.17% during the first quarter of 2025, compared to the same period in 2024.

Total interest income from interest-bearing deposits with banks decreased $591 during the first quarter of 2025, compared to the same period in 2024. This was largely from average balance decreases with the Company’s interest-bearing FRB clearing account, which decreased $27,503 during the three months ended March 31, 2025, compared to the same period in 2024. FRB clearing balances were used to assist in funding loan growth, which contributed to the average balance decrease of FRB funds during the first quarter of 2025, compared to the first quarter of 2024. Further impacting lower interest income from the FRB clearing account were short-term rate decreases during 2024. Between September and December 2024, the FRB took action to reduce the rate associated with the FRB clearing account by 100 basis points due to improvements in inflationary pressures. This action lowered the target federal funds rate to a range of 4.25% to 4.50%, which had a negative impact on the FRB clearing account’s interest earnings.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $166 during the first quarter of 2025, compared to the same period in 2024. Increases in interest expense were impacted by growth in the Company’s average interest-bearing deposits, which increased $125,662 during the first quarter of 2025, compared to the same period in 2024. A large portion of this growth came from lower-costing NOW and savings account balances related to the Company’s participation in the Homebuyers Plus program. With the additions of the municipal NOW Treasurer account and new Home Sweet Home savings accounts during the second half of 2024, this contributed to an average balance increase of over $94,595 in interest-bearing deposits during the first quarter of 2025.  Average interest-bearing deposit growth also came from a $31,770 increase in the Company’s lower-costing tiered money market product (Money Fund).

The Company also experienced a $7,609 increase in its average time deposits during the first quarter of 2025, compared to the same period in 2024. While the movement of higher time deposit balances had a corresponding impact to higher interest expense, the average cost associated with time deposits decreased during the first quarter of 2025, compared to the same period in 2024. During 2023, rate offerings on retail CDs continued to adjust up as a result of market competition. The Company had offered various “short-term” CD rate specials with maturity terms of less than one year to attract and retain its core deposit funding during this time. Since then, product rates on retail CDs have decreased, which has allowed a large portion of those short-term retail CDs to renew at lower rates, or in some cases, be reinvested into lower-costing savings or money market accounts. Furthermore, the Company’s average wholesale funding balances decreased $20,172 during the first quarter of 2025, which included the use of brokered CDs (average cost of 4.70%) and FHLB advances (average cost of 4.05%). With the Company utilizing the growth in its lower-cost retail deposit sources to fund earning asset growth, the reliance on higher-cost wholesale deposits to fund asset growth decreased, which helped to limit the growth in interest expense during 2025. As a result of the rate repricings on retail CDs and the deposit shift into lower-cost funding sources, the Company’s total weighted average costs on interest-bearing liabilities decreased by 14 basis points from 2.15% at March 31, 2024 to 2.01% at March 31, 2025.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2025, the Company’s first quarter net interest margin increased to 3.85%, compared to 2024’s first quarter net interest margin of 3.61%. Positive contributions to margin growth came from a 10.9% increase in the Company’s average earning assets, mostly from higher-yielding loans and securities. The margin increase was also positively impacted by lower average costs associated with the Bank’s interest-bearing liabilities due to a deposit composition shift into more lower-cost NOW, savings, money market, and checking account deposits. Furthermore, the Company has benefited from its retail CDs repricing at lower product rates, while also relying less on wholesale funding sources. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Credit Losses

Provision for credit losses is recorded to achieve an ACL that is adequate to absorb estimated losses inherent in the Company’s loan portfolio, unfunded loans, and HTM debt securities. Management performs, on a quarterly basis, a detailed analysis of the ACL that encompasses asset portfolio composition, asset quality, loss experience and other relevant economic factors. For the three months ended March 31, 2025, the Company’s provision for credit losses expense totaled $416, a decrease of $335 when compared to $751 in provision expense during the three months ended March 31, 2024.

The decrease in credit loss expense came primarily from loans, which decreased by $381 during the first quarter of 2025, compared to the same period in 2024. Provision expense on loans during 2025 was impacted primarily by decreases in loan balances generally allocated for during 2025. The risk associated with an $18,529 decrease in loans generated lower general reserves and a corresponding decrease to provision expense.

Provision expense on loans during 2025 was also impacted by lower reserves associated with the improvements of certain qualitative risk factors that included commercial real estate loan concentration risk, industry outlooks in farmland and agriculture, and delinquency levels associated within the consumer loan segment.

These decreasing effects to provision expense on loans were partially offset by the effects of higher net charge-offs and a higher historical loan loss factor that increased reserves primarily from a regression in GDP and unemployment projections from year-end 2024.

Credit loss expense during 2025 was also impacted by unfunded commitments on off-balance sheet liabilities, which increased $46 during the three months ended March 31, 2025, compared to the same period in 2024. During the first quarter of 2025, credit loss expense on unfunded commitments was reduced by $60, compared to a reduction of $106 in credit loss expense during first quarter of 2024. The impact came mostly from the commercial real estate construction segment.

Future provisions to the ACL will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Estimates” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $50, or 1.4%, during the three months ended March 31, 2025, compared to the same period in 2024. The decrease came mostly from a decline in swap asset revenue (down $37) and tax preparation fees (down $11), while the remaining areas of noninterest income were down $2.

Noninterest Expense

Noninterest expense increased $77, or 0.7%, during the three months ended March 31, 2025, compared to the same period in 2024. The Company’s largest noninterest expense, salaries and employee benefits, decreased $155, or 2.5%, during the three months ended March 31, 2025, compared to the same period in 2024. The expense decrease was largely from the Company’s full-time equivalent employee base being down nineteen employees from 271 at March 31, 2024 to 252 at March 31, 2025. Furthermore, insurance premium costs saw a decrease in the first quarter, also coinciding with a smaller full-time equivalent employee base. The primary reason for the decrease in employee base was due to the voluntary early retirement program that was implemented in 2024. The early retirement program was expected to reduce salary and employee benefit expense. Partially offsetting the expense savings from the early retirement program were annual merit increases.

Lower noninterest expense also came from software expense, which decreased $80 during the first quarter of 2025, compared to the same period in 2024. Lower costs in this category were the direct result of timing differences with two large service agreements during the first quarter of 2024, totaling $76 in expense.

Completely offsetting the decreases in noninterest expense listed above were various increases in noninterest expense, including data processing fees, which increased $118 during the first quarter of 2025, compared to the same period in 2024. Higher data processing fees were primarily related to debit and credit card processing due to higher transaction volume and conversion costs for the Company’s new reward platform.

Also contributing to higher noninterest expense was occupancy and equipment expenses, which increased $68 during the first quarter of 2025, compared to the same period in 2024. Increases in this category came primarily from building repairs and maintenance on bank owned ATM’s.

Higher noninterest expense also came from marketing costs, which increased $54 during the first quarter of 2025, compared to the same period in 2024. The increase was largely impacted by an increase in donation and advertising budgets for 2025.

The remaining noninterest expense categories increased $72, or 3.4%, during the first quarter of 2025, compared to the same period in 2024. The increase was mostly a result of higher FDIC insurance expenses (up $35), as well as a slight increase in professional fees (up $14).

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three months ended March 31, 2025 to the same period in 2024, the Company has benefited from an increase in average earning assets, primarily from higher-yielding loans and securities, a decrease in average costs on interest-bearing deposits, and a deposit composition shift from higher-costing time deposits to lower-costing savings, NOW, money market and checking account deposits. While noninterest revenue is below the prior year, earnings have benefited from cost savings in salaries and employee benefits that resulted from management’s implementation of a voluntary retirement program in 2024. This has helped to limit overhead expense to just a 0.7% increase over 2024. With a strong 17.4% increase in net interest income combined with minimal overhead expense pickup from 2024, the Company’s year-to-date efficiency number decreased (improved) to 63.95% during the three months ended March 31, 2025, compared to 71.47% during the three months ended March 31, 2024.

Provision for income taxes

The Company’s income tax provision increased $545 during the three months ended March 31, 2025, compared to the same period in 2024.  The increase in tax expense was primarily associated with the 63.6% increase in operating income and an increase in the effective tax rate from 17.7% at March 31, 2024 to 20.6% at March 31, 2025. The effective rate increased primarily from lower tax-exempt earnings during the first quarter of 2025.

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

The Bank opted into the CBLR, and, therefore, is not required to comply with the Basel III capital requirements. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount during year three of the transitional period totaled $2,276, which resulted in the add-back of $569 to both Tier 1 capital and average assets as part of the CBLR calculation for March 31, 2025. As of March 31, 2025, the Bank’s CBLR was 10.13%.

Cash dividends paid by the Company were $1,037 during the first three months of 2025.  The year-to-date dividends paid totaled $0.22 per share.

Liquidity

Liquidity relates to the Company's ability to meet the cash demands and credit needs of its customers in the short and long-term and is provided by the ability to readily convert assets to cash and raise funds in the marketplace. The Company manages funding and liquidity based on point-in-time metrics as well as forward-looking projections, which incorporate different sources and uses of funds under base and stress scenarios. Liquidity risk is monitored and managed by the Bank’s Asset Liability Committee using a series of policy limits and key risk indicators, which are established to ensure risks are managed within the Company’s risk tolerance. The Company maintains a contingency funding plan that provides for liquidity stress testing, which assesses the liquidity needs under varying market conditions, time horizons and other events. The stress testing provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity.

Total cash and cash equivalents, HTM securities maturing within one year, and AFS securities, which totaled $380,702, represented 25.2% of total assets at March 31, 2025 compared to $352,563 and 23.5% of total assets at December 31, 2024. This growth in liquid funds came primarily from a decrease in loans that was impacted by a large $31,473 paydown on the Bank’s warehouse line of credit extended to another mortgage lender. Liquid fund growth from year-end 2024 also came from an increase in net proceeds from maturities and paydowns of securities. Increases in deposits were largely impacted by growth in time, savings and money market deposits, which increased 1.9% from year-end 2024, partially offset by lower interest-bearing and noninterest-bearing demand deposits, which decreased 0.7%, from year-end 2024.

In addition to the on-balance sheet liquidity discussed above, the Bank has established multiple sources of funding to further enhance the Bank’s ability to meet liquidity demands. The Bank has pledged collateral to the FHLB and the FRB to establish committed borrowing lines. At March 31, 2025, the Bank could borrow an additional $89,603 from the FHLB and the borrowing line with the FRB had availability of $50,738. For each of these sources, the Bank has established an internal limit of 85% of our borrowing capacity. In addition to the committed borrowing lines, the Bank has access to several wholesale funding sources, such as, brokered CDs, a $25 million federal funds purchase limit with two correspondent banks, and the ability to bid on available funds from select deposit placement services. The Bank has established limits for each respective funding source and a collective limit on all wholesale funding sources. The Bank’s internal limit on brokered CDs is 10% of total assets. At March 31, 2025, the amount of brokered CDs outstanding was 3.24% of total assets, as compared to 3.25% at December 31, 2024. At March 31, 2025, the Bank had utilized 52.62% of our FHLB capacity, an increase from 52.21% at December 31, 2024. The collective internal limit on all wholesale funding sources is 40% of total assets. At March 31, 2025, the Bank’s total wholesale funding sources represented 11.80% of total assets. Based on the collective internal wholesale funding limit, the Bank had the capacity to borrow an additional $423 million in wholesale funds and the available funding from the respective wholesale funding sources exceeded this amount, which provides the flexibility to utilize one source more than another due to pricing or availability.

As part of performing liquidity stress tests, the Bank monitors and evaluates the exposure to uninsured deposits. Of the Company’s $1,284,169 in total deposit balances at March 31, 2025, only 38.7%, or $497,388, were deemed uninsured as per the $250 FDIC threshold. A portion of these deposits are on behalf of public entity customers, which require the Bank to pledge securities or FHLB letters of credit to cover the amount of the deposit balance that is deemed uninsured. To the extent these deposits left the Bank, the level of unpledged securities and the borrowing capacity at the FHLB would increase or could be utilized to fund the deposit outflow. The sum of current on-balance sheet liquidity and available wholesale funding sources exceeded the balance of uninsured deposits at March 31, 2025. Included in on-balance sheet liquidity are AFS securities in an unrealized loss position. Although management does not intend to sell the securities before the recovery of its cost basis, they are a contingent resource from a liquidity perspective.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer and principal accounting officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions, as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings, individually and in the aggregate, will have a material adverse effect on its business, financial position, results of operation or cash flows.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2025.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2025.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

(a)  Exhibits:

Exhibit Number	Exhibit Description

3.1
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State]:  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007.

3.2	Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3(b) to Ohio Valley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Filed herewith.

101.INS #	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	XBRL Taxonomy Extension Schema: Filed herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Filed herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Filed herewith. #

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Filed herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Filed herewith. #

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) Filed herewith #

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

OHIO VALLEY BANC CORP.

Date:	May 15, 2025	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Date:	May 15, 2025	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer