Form 10-Q
period 2025-09-30
OHIO VALLEY BANC CORP
filed 2025-11-14
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of common shares, without par value, of the registrant outstanding as of  November 13, 2025 was 4,711,001.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024

ASSETS
Cash and noninterest-bearing deposits with banks	$17,065	$15,704
Interest-bearing deposits with banks	72,251	67,403
Total cash and cash equivalents	89,316	83,107

Securities available for sale	260,765	268,120
Securities held to maturity, net of allowance for credit losses of $1 in 2025 and 2024	6,474	7,049
Restricted investments in bank stocks	5,007	5,007

Total loans	1,130,534	1,061,825
Less: Allowance for credit losses	(11,420)	(10,088)
Net loans	1,119,114	1,051,737

Premises and equipment, net	20,774	21,229
Premises and equipment held for sale, net	492	507
Accrued interest receivable	5,509	4,805
Goodwill	7,319	7,319
Bank owned life insurance and annuity assets	42,595	42,048
Operating lease right-of-use asset, net	971	1,024
Deferred tax assets	6,056	7,218
Other assets	5,651	4,242
Total assets	$1,570,043	$1,503,412

LIABILITIES
Noninterest-bearing deposits	$322,848	$322,383
Interest-bearing deposits	1,009,639	952,795
Total deposits	1,332,487	1,275,178

Other borrowed funds	36,024	39,740
Subordinated debentures	8,500	8,500
Operating lease liability	971	1,024
Allowance for credit losses on off-balance sheet commitments	817	582
Other liabilities	26,827	28,060
Total liabilities	1,405,626	1,353,084

CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 5,490,995 shares issued)	5,491	5,491
Additional paid-in capital	52,321	52,321
Retained earnings	130,135	121,693
Accumulated other comprehensive income (loss)	(4,837)	(10,484)
Treasury stock, at cost (779,994 shares)	(18,693)	(18,693)
Total shareholders’ equity	164,417	150,328
Total liabilities and shareholders’ equity	$1,570,043	$1,503,412

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest and dividend income:
Loans, including fees	$18,659	$16,694	$53,338	$48,074
Securities
Taxable	2,204	1,793	6,654	3,625
Tax exempt	27	33	83	101
Dividends	94	95	283	288
Interest-bearing deposits with banks	563	790	2,028	3,653
	21,547	19,405	62,386	55,741

Interest expense:
Deposits	6,442	6,245	18,563	18,246
Other borrowed funds	373	422	1,148	1,291
Subordinated debentures	135	157	403	470
	6,950	6,824	20,114	20,007
Net interest income	14,597	12,581	42,272	35,734
Provision for credit losses	1,112	920	2,676	1,852
Net interest income after provision for credit losses	13,485	11,661	39,596	33,882

Noninterest income:
Service charges on deposit accounts	823	810	2,266	2,266
Trust fees	84	99	287	304
Income from bank owned life insurance and annuity assets	236	237	719	688
Mortgage banking income	45	39	122	118
Electronic refund check / deposit fees	1	—	676	675
Debit / credit card interchange income	1,417	1,326	3,845	3,694
Loss on sale of securities	(1,219)	—	(1,219)	—
Tax preparation fees	3	7	637	640
Other	358	336	909	866
	1,748	2,854	8,242	9,251
Noninterest expense:
Salaries and employee benefits	6,367	6,596	18,573	18,949
Occupancy	521	485	1,535	1,491
Furniture and equipment	346	327	1,034	987
Professional fees	515	510	1,515	1,503
Marketing expense	280	228	838	674
FDIC insurance	179	160	526	469
Data processing	934	820	2,828	2,415
Software	591	542	1,719	1,704
Other	1,756	1,552	4,788	4,632
	11,489	11,220	33,356	32,824

Income before income taxes	3,744	3,295	14,482	10,309
Provision for income taxes	714	576	2,836	1,825

NET INCOME	$3,030	$2,719	$11,646	$8,484

Earnings per share	$0.64	$0.58	$2.47	$1.79

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net Income	$3,030	$2,719	$11,646	$8,484

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	975	6,047	6,026	5,432
Reclassification adjustment for realized losses on available for sale securities	1,219	—	1,219	—
	2,194	6,047	7,245	5,432
Related tax (expense) benefit	(484)	(1,334)	(1,598)	(1,198)
Total other comprehensive income (loss), net of tax	1,710	4,713	5,647	4,234

Total comprehensive income (loss)	$4,740	$7,432	$17,293	$12,718

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2025	$5,491	$52,321	$128,188	$(6,547)	$(18,693)	$160,760
Net income	—	—	3,030	—	—	3,030
Other comprehensive income, net	—	—	—	1,710	—	1,710
Cash dividends, $0.23 per share	—	—	(1,083)	—	—	(1,083)
Balance at September 30, 2025	$5,491	$52,321	$130,135	$(4,837)	$(18,693)	$164,417

Balance at July 1, 2024	$5,491	$52,321	$118,531	$(11,907)	$(18,679)	$145,757
Net income	—	—	2,719	—	—	2,719
Other comprehensive income, net	—	—	—	4,713	—	4,713
Cash dividends, $0.22 per share	—	—	(1,036)	—	—	(1,036)
Balance at September 30, 2024	$5,491	$52,321	$120,214	$(7,194)	$(18,679)	$152,153

Year-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2025	$5,491	$52,321	$121,693	$(10,484)	$(18,693)	$150,328
Net income	—	—	11,646	—	—	11,646
Other comprehensive income, net	—	—	—	5,647	—	5,647
Cash dividends, $0.68 per share	—	—	(3,204)	—	—	(3,204)
Balance at September 30, 2025	$5,491	$52,321	$130,135	$(4,837)	$(18,693)	$164,417

Balance at January 1, 2024	$5,470	$51,842	$114,871	$(11,428)	$(16,748)	$144,007
Net income	—	—	8,484	—	—	8,484
Other comprehensive income, net	—	—	—	4,234	—	4,234
Cash dividends, $0.66 per share	—	—	(3,141)	—	—	(3,141)
Common stock issued to ESOP, 20,542 shares	21	479	—	—	—	500
Shares acquired for treasury, 82,673 shares	—	—	—	—	(1,931)	(1,931)
Balance at September 30, 2024	$5,491	$52,321	$120,214	$(7,194)	$(18,679)	$152,153

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2025	2024

Net cash provided by operating activities	$10,287	$10,707

Investing activities:
Proceeds from sales of securities available for sale	9,808	—
Proceeds from maturities and paydowns of securities available for sale	102,900	25,533
Purchases of securities available for sale	(98,221)	(128,277)
Proceeds from calls and maturities of securities held to maturity	563	61
Purchases of restricted investments in bank stocks	—	(80)
Redemptions of restricted investments in bank stocks	—	110
Net increase in loans	(68,881)	(77,700)
Purchases of premises and equipment	(808)	(1,200)
Purchases of bank owned life insurance and annuity assets	—	(772)
Withdrawals from bank owned life insurance and annuity asset	172	189
Net cash (used in) investing activities	(54,467)	(182,136)

Financing activities:
Net increase in deposits	57,309	134,284
Cash dividends	(3,204)	(3,141)
Purchases of treasury stock	—	(1,931)
Repayment of Federal Home Loan Bank borrowings	(3,803)	(3,772)
Change in other short-term borrowings	87	67
Net cash provided by financing activities	50,389	125,507

Change in cash and cash equivalents	6,209	(45,922)
Cash and cash equivalents at beginning of period	83,107	128,126
Cash and cash equivalents at end of period	$89,316	$82,204

Supplemental disclosure:
Cash paid for interest	$19,872	$18,205
Cash paid for income taxes	3,424	2,600
Operating lease liability arising from obtaining right-of-use asset	90	—

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2025, and its results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2025.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2024, filed with the SEC on March 14, 2025 (the “2024 Annual Report”), contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Accrued interest receivable on AFS debt securities totaled $1,114 at September 30, 2025 and $1,294 at December 31, 2024, and is excluded from the estimate of credit losses.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. At September 30, 2025 and at December 31, 2024, there was no ACL related to AFS debt securities.

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. Management classifies the HTM portfolio into one major security type: Obligations of states and political subdivisions. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At September 30, 2025, the ACL related to HTM debt securities was $1, unchanged from December 31, 2024. Furthermore, there was no corresponding provision expense during the three and nine months ended September 30, 2025 and 2024.

Accrued interest receivable on HTM debt securities totaled $55 at September 30, 2025 and $24 at December 31, 2024, and is excluded from the estimate of credit losses.

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

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market.  These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days.  Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of September 30, 2025 and December 31, 2024, there were no loans held for sale by the Bank.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. We evaluate all loans that meet the following criteria: 1) when it is determined that foreclosure is probable; 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral; 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance

Accrued interest receivable on loans totaled $4,214 at September 30, 2025 and $3,429 at December 31, 2024, and is excluded from the estimate of credit losses.

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

EARNINGS PER SHARE:  Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the quarter.  The weighted average common shares outstanding were 4,711,001 for both the three months ended September 30, 2025 and 2024, respectively. The weighted average common shares outstanding were 4,711,001 and 4,745,489 for the nine months ended September 30, 2025 and 2024, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$104,846	$—	$—
U.S. Government sponsored entity securities	—	6,040	—
Agency mortgage-backed securities, residential	—	149,879	—
Interest rate swap derivatives	—	777	—

Liabilities:
Interest rate swap derivatives	—	(777)	—

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$168,030	$—	$—
U.S. Government sponsored entity securities	—	5,888	—
Agency mortgage-backed securities, residential	—	94,202	—
Interest rate swap derivatives	—	657	—

Liabilities:
Interest rate swap derivatives	—	(657)	—

There were no transfers into or out of Level 3 during the periods ended September 30, 2025 or 2024.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2025 or December 31, 2024.

The carrying amounts and estimated fair values of financial instruments at September 30, 2025 and December 31, 2024 are as follows:

	Carrying	Fair Value Measurements at September 30, 2025 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$89,316	$89,316	$—	$—	$89,316
Securities available for sale	260,765	104,846	155,919	—	260,765
Securities held to maturity	6,474	—	3,778	2,246	6,024
Loans, net	1,119,114	—	—	1,106,081	1,106,081
Interest rate swap derivatives	777	—	777	—	777
Accrued interest receivable	5,509	—	1,262	4,247	5,509

Financial liabilities:
Deposits	1,332,487	869,176	464,904	—	1,334,080
Other borrowed funds	36,024	—	35,550	—	35,550
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	777	—	777	—	777
Accrued interest payable	5,477	—	5,477	—	5,477

	Carrying	Fair Value Measurements at December 31, 2024 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$83,107	$83,107	$—	$—	$83,107
Securities available for sale	268,120	168,030	100,090	—	268,120
Securities held to maturity	7,049	—	3,651	2,769	6,420
Loans, net	1,051,737	—	—	1,037,349	1,037,349
Interest rate swap derivatives	657	—	657	—	657
Accrued interest receivable	4,805	—	1,540	3,265	4,805

Financial liabilities:
Deposits	1,275,178	881,290	394,470	—	1,275,760
Other borrowed funds	39,740	—	38,815	—	38,815
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	657	—	657	—	657
Accrued interest payable	5,234	1	5,233	—	5,234

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities AFS and securities HTM at September 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
U.S. Government securities	$104,771	$494	$(419)	$104,846
U.S. Government sponsored entity securities	6,336	—	(296)	6,040
Agency mortgage-backed securities, residential	155,863	591	(6,575)	149,879
Total securities	$266,970	$1,085	$(7,290)	$260,765

December 31, 2024
U.S. Government securities	$169,203	$210	$(1,383)	$168,030
U.S. Government sponsored entity securities	6,406	—	(518)	5,888
Agency mortgage-backed securities, residential	105,961	—	(11,759)	94,202
Total securities	$281,570	$210	$(13,660)	$268,120

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2025
Obligations of states and political subdivisions	$6,475	$-	$(452)	$6,023	$(1)
Total securities	$6,475	$-	$(452)	$6,023	$(1)

December 31, 2024
Obligations of states and political subdivisions	$7,050	$1	$(631)	$6,420	$(1)
Total securities	$7,050	$1	$(631)	$6,420	$(1)

The amortized cost and estimated fair value of debt securities at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$61,836	$61,637	$826	$824
Due in over one to five years	49,271	49,249	2,701	2,610
Due in over five to ten years	—	—	968	846
Due after ten years	—	—	1,980	1,743
Agency mortgage-backed securities, residential	155,863	149,879	—	—
Total debt securities	$266,970	$260,765	$6,475	$6,023

During the three and nine months ended September 30, 2025, proceeds from the sale of debt securities totaled $9,808 with gross losses of $1,219 recognized. There were no sales of securities during the three and nine months ended September 30, 2024.

Debt securities with a carrying value of approximately $206,502 at September 30, 2025 and $223,484 at December 31, 2024, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)
The following table summarizes debt securities AFS in an unrealized loss position for which an ACL has not been recorded at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$—	$—	$25,041	$(419)	$25,041	$(419)
U.S. Government sponsored entity securities	—	—	6,040	(296)	6,040	(296)
Agency mortgage-backed securities,
residential	10,825	(154)	75,757	(6,421)	86,582	(6,575)
Total available for sale	$10,825	$(154)	$106,838	$(7,136)	$117,663	$(7,290)

December 31, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$31,418	$(329)	$26,802	$(1,054)	$58,220	$(1,383)
U.S Government sponsored entity securities	—	—	5,889	(518)	5,889	(518)
Agency mortgage-backed securities,
residential	4,694	(130)	89,467	(11,629)	94,161	(11,759)
Total available for sale	$36,112	$(459)	$122,158	$(13,201)	$158,270	$(13,660)

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

At September 30, 2025, the Company had 84 AFS debt securities in an unrealized position without an ACL, of which 5 were from U.S. Government securities, 3 were from U.S. Government sponsored entity securities, and 76 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions and, therefore, the Company carried no ACL on AFS debt securities at September 30, 2025.

NOTE 3 – SECURITIES (Continued)
The following table presents the activity in the ACL for HTM debt securities:

Held to Maturity Debt Securities	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$1	$2
Provision for (recovery of) credit loss expense	—	—
Allowance for credit losses ending balance	$1	$2

The Company’s HTM securities consist of obligations of states and political subdivisions. The ACL on HTM securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At September 30, 2025, there were no past due principal and interest payments related to HTM securities. During the third quarter of 2025, the cumulative loss rate remained at 0.02%, resulting in no change to provision expense during the three and nine months ended September 30, 2025. During the third quarter of 2024, the cumulative loss rate remained at 0.02%, resulting in no change to provision expense during the three and nine months ended September 30, 2024.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	September 30, 2025	December 31, 2024

Residential real estate	$373,706	$373,534
Commercial real estate:
Owner-occupied	109,180	86,471
Nonowner-occupied	257,114	206,847
Construction	76,213	79,669
Commercial and industrial	172,369	158,440
Consumer:
Automobile	39,506	50,246
Home equity	47,367	42,473
Other	55,079	64,145
	1,130,534	1,061,825
Less: Allowance for credit losses	(11,420)	(10,088)

Loans, net	$1,119,114	$1,051,737

At September 30, 2025, net deferred loan origination fees were $235. At December 31, 2024, net deferred loan origination costs were $363. At September 30, 2025 net unaccreted loan purchase discounts were $1,616. At December 31, 2024 net unamortized loan purchase premiums were $398.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2025 and December 31, 2024:

September 30, 2025	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$14	$324	$1,791	$2,115
Commercial real estate:
Owner-occupied	—	679	—	679
Nonowner-occupied	—	—	232	232
Construction	—	—	—	—
Commercial and industrial	—	942	10	952
Consumer:
Automobile	66	—	225	225
Home equity	—	25	297	322
Other	26	—	127	127
Total	$106	$1,970	$2,682	$4,652

December 31, 2024	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$49	$—	$1,931	$1,931
Commercial real estate:
Owner-occupied	—	680	136	816
Nonowner-occupied	—	—	158	158
Construction	—	—	—	—
Commercial and industrial	—	962	90	1,052
Consumer:
Automobile	39	—	379	379
Home equity	—	26	338	364
Other	28	—	117	117
Total	$116	$1,668	$3,149	$4,817

The Company recognized $10 and $56 of interest income in nonaccrual loans during the three and nine months ended September 30, 2025, respectively. This is compared to $50 and $69 of interest income in nonaccrual loans during the three and nine months ended September 30, 2024, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The following table presents the aging of the recorded investment of past due loans by class of loans as of September 30, 2025 and December 31, 2024:

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$1,408	$2,061	$1,074	$4,543	$369,163	$373,706
Commercial real estate:
Owner-occupied	-	208	679	887	108,293	109,180
Nonowner-occupied	664	—	103	767	256,347	257,114
Construction	5,934	—	—	5,934	70,279	76,213
Commercial and industrial	5,519	371	677	6,567	165,802	172,369
Consumer:
Automobile	682	217	141	1,040	38,466	39,506
Home equity	204	130	150	484	46,883	47,367
Other	336	180	105	621	54,458	55,079
Total	$14,747	$3,167	$2,929	$20,843	$1,109,691	$1,130,534

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,294	$1,097	$984	$5,375	$368,159	$373,534
Commercial real estate:
Owner-occupied	773	—	816	1,589	84,882	86,471
Nonowner-occupied	2,294	—	—	2,294	204,553	206,847
Construction	—	—	—	—	79,669	79,669
Commercial and industrial	533	58	745	1,336	157,104	158,440
Consumer:
Automobile	791	414	349	1,554	48,692	50,246
Home equity	402	141	243	786	41,687	42,473
Other	716	260	98	1,074	63,071	64,145
Total	$8,803	$1,970	$3,235	$14,008	$1,047,817	$1,061,825

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

As of September 30, 2025 and December 31, 2024, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$26,575	$13,950	$18,828	$6,522	$5,374	$15,758	$1,639	$88,646
Special Mention	—	—	—	—	12,413	—	—	12,413
Substandard	—	70	—	—	4,192	2,060	1,799	8,121
Doubtful	—	—	—	—	—	—	—	—
Total	$26,575	$14,020	$18,828	$6,522	$21,979	$17,818	$3,438	$109,180

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$34,803	$37,770	$28,178	$37,938	$29,572	$76,018	$6,795	$251,074
Special Mention	—	—	1,613	—	—	—	—	1,613
Substandard	—	216	—	971	—	3,240	—	4,427
Doubtful	—	—	—	—	—	—	—	—
Total	$34,803	$37,986	$29,791	$38,909	$29,572	$79,258	$6,795	$257,114

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$23,347	$11,554	$13,575	$14,196	$1,073	$2,434	$3,045	$69,224
Special Mention	—	—	—	5,934	—	24	412	6,370
Substandard	—	—	619	—	—	—	—	619
Doubtful	—	—	—	—	—	—	—	—
Total	$23,347	$11,554	$14,194	$20,130	$1,073	$2,458	$3,457	$76,213

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$18,884	$14,313	$6,467	$21,614	$23,831	$44,074	$28,281	$157,464
Special Mention	—	—	—	—	—	—	3,279	3,279
Substandard	—	1,339	135	34	163	6,300	3,655	11,626
Doubtful	—	—	—	—	—	—	—	—
Total	$18,884	$15,652	$6,602	$21,648	$23,994	$50,374	$35,215	$172,369

Current Period gross charge-offs	$—	$45	$—	$12	$58	$—	$45	$160

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$13,762	$17,199	$7,441	$10,094	$4,787	$16,336	$583	$70,202
Special Mention	—	—	—	12,896	—	1,415	299	14,610
Substandard	79	—	—	—	136	844	600	1,659
Doubtful	—	—	—	—	—	—	—	—
Total	$13,841	$17,199	$7,441	$22,990	$4,923	$18,595	$1,482	$86,471

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$35,216	$11,377	$30,773	$31,465	$19,351	$66,312	$6,172	$200,666
Special Mention	—	1,636	—	—	—	—	—	1,636
Substandard	220	—	996	—	3,329	—	—	4,545
Doubtful	—	—	—	—	—	—	—	—
Total	$35,436	$13,013	$31,769	$31,465	$22,680	$66,312	$6,172	$206,847

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$13,865	$33,162	$27,678	$1,111	$266	$2,647	$93	$78,822
Special Mention	—	—	—	—	—	38	—	38
Substandard	—	638	—	—	—	171	—	809
Doubtful	—	—	—	—	—	—	—	—
Total	$13,865	$33,800	$27,678	$1,111	$266	$2,856	$93	$79,669

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$17,260	$7,875	$24,843	$25,894	$20,648	$25,593	$21,785	$143,898
Special Mention	446	—	—	—	—	178	6,476	7,100
Substandard	2,039	226	60	480	205	—	4,432	7,442
Doubtful	—	—	—	—	—	—	—	—
Total	$19,745	$8,101	$24,903	$26,374	$20,853	$25,771	$32,693	$158,440

Current Period gross charge-offs	$219	$—	$—	$1	$—	$—	$1	$221

The Company considers the performance of the loan portfolio and its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of September 30, 2025 and  December 31, 2024:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$50,708	$62,056	$53,701	$36,550	$42,884	$123,954	$1,724	$371,577
Nonperforming	—	324	218	445	28	1,114	—	2,129
Total	$50,708	$62,380	$53,919	$36,995	$42,912	$125,068	$1,724	$373,706

Current Period gross charge-offs	$—	$100	$—	$15	$23	$15	$—	$153

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$8,038	$8,957	$11,565	$8,050	$2,052	$553	$—	$39,215
Nonperforming	15	108	61	100	2	5	—	291
Total	$8,053	$9,065	$11,626	$8,150	$2,054	$558	$—	$39,506

Current Period gross charge-offs	$8	$217	$275	$94	$7	$16	$—	$617

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$40	$—	$—	$—	$—	$—	$47,005	$47,045
Nonperforming	—	—	—	—	—	—	322	322
Total	$40	$—	$—	$—	$—	$—	$47,327	$47,367

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$31	$31

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$9,596	$13,705	$6,866	$5,536	$4,075	$1,798	$13,350	$54,926
Nonperforming	2	33	44	29	24	21	—	153
Total	$9,598	$13,738	$6,910	$5,565	$4,099	$1,819	$13,350	$55,079

Current Period gross charge-offs	$275	$74	$125	$51	$59	$28	$290	$902

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$57,385	$57,546	$40,026	$46,067	$38,969	$98,084	$33,477	$371,554
Nonperforming	—	234	435	83	54	1,174	—	1,980
Total	$57,385	$57,780	$40,461	$46,150	$39,023	$99,258	$33,477	$373,534

Current Period gross charge-offs	$—	$—	$15	$—	$—	$27	$—	$42

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$13,643	$18,133	$12,693	$3,686	$1,268	$405	$—	$49,828
Nonperforming	145	162	77	12	5	17	—	418
Total	$13,788	$18,295	$12,770	$3,698	$1,273	$422	$—	$50,246

Current Period gross charge-offs	$91	$364	$232	$34	$22	$7	$—	$750

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$317	$—	$61	$152	$—	$—	$41,579	$42,109
Nonperforming	—	—	—	—	—	—	364	364
Total	$317	$—	$61	$152	$—	$—	$41,943	$42,473

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$13,110	$18,442	$8,768	$6,580	$2,367	$973	$13,760	$64,000
Nonperforming	3	50	14	46	25	7	—	145
Total	$13,113	$18,492	$8,782	$6,626	$2,392	$980	$13,760	$64,145

Current Period gross charge-offs	$443	$192	$156	$107	$52	$29	$495	$1,474

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.65% of total loans were unsecured at September 30, 2025, down from 4.16% at December 31, 2024.

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

During the three and nine months ended September 30, 2025 and 2024,  the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2025 and 2024:

September 30, 2025	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,873	$4,228	$1,835	$1,920	$10,856
Provision for credit losses	141	500	(53)	344	932
Loans charged-off	(137)	—	—	(413)	(550)
Recoveries	40	-	3	139	182
Total ending allowance balance	$2,917	$4,728	$1,785	$1,990	$11,420

September 30, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,350	$3,491	$1,393	$2,197	$9,431
Provision for credit losses	(98)	133	620	328	983
Loans charged-off	-	—	(112)	(611)	(723)
Recoveries	10	9	10	199	228
Total ending allowance balance	$2,262	$3,633	$1,911	$2,113	$9,919

The following table presents the activity in the ACL by portfolio segment for the nine months ended September 30, 2025 and 2024:

September 30, 2025	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,684	$3,653	$1,536	$2,215	$10,088
Provision for credit losses	308	1,057	290	786	2,441
Loans charged-off	(153)	—	(160)	(1,550)	(1,863)
Recoveries	78	18	119	539	754
Total ending allowance balance	$2,917	$4,728	$1,785	$1,990	$11,420

September 30, 2024	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,213	$3,047	$1,275	$2,232	$8,767
Provision for credit losses	25	553	376	1,024	1,978
Loans charged-off	(37)	—	(221)	(1,614)	(1,872)
Recoveries	61	33	481	471	1,046
Total ending allowance balance	$2,262	$3,633	$1,911	$2,113	$9,919

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
The following table presents the amortized cost basis of collateral dependent loans by class of loans as of September 30, 2025 and December 31, 2024:

	Collateral Type
September 30, 2025	Real Estate	Business Assets	Total
Residential real estate	$1,305	$551	$1,856
Commercial real estate:
Owner-occupied	4,955	140	5,095
Non-owner-occupied	1,382	—	1,382
Construction	619	—	619
Commercial and Industrial	1,541	3,922	5,463
Consumer:
Automobile	—	19	19
Home equity	75	—	75
Other	43	20	63
Total collateral dependent loans	$9,920	$4,652	$14,572

	Collateral Type
December 31, 2024	Real Estate	Business Assets	Total
Residential real estate	$569	$—	$569
Commercial real estate:
Owner-occupied	804	140	944
Non-owner-occupied	110	—	110
Construction	637	—	637
Commercial & Industrial	285	3,044	3,329
Consumer:
Automobile	—	38	38
Home equity	50	26	76
Other	—	81	81
Total collateral dependent loans	$2,455	$3,329	$5,784

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually evaluated collateral dependent loans.

The Company transfers loans to OREO, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). The Company had no OREO for residential real estate properties at September 30, 2025 and December 31, 2024. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $836 and $342 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At September 30, 2025, the contract amounts of these instruments totaled approximately $267,264, compared to $203,019 at December 31, 2024.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At September 30, 2025, the estimated ACL related to off-balance sheet commitments was $817, which included $180 and $235 in provision during the three and nine months ended September 30, 2025. This is compared to $63 and $126 in recoveries of provision during the three and nine months ended September 30, 2024, respectively. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds at September 30, 2025 and December 31, 2024 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

September 30, 2025	$33,436	$2,588	$36,024
December 31, 2024	$37,239	$2,501	$39,740

Pursuant to collateral agreements with the FHLB, advances are secured by $365,406 in qualifying mortgage loans, $36,416 in commercial loans and $2,866 in FHLB stock at September 30, 2025.  Fixed-rate FHLB advances of $33,436 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 4.04% at September 30, 2025 and 4.02% at December 31, 2024.  There were no variable-rate FHLB borrowings at September 30, 2025.

At September 30, 2025, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described below.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at September 30, 2025.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $209,154 at September 30, 2025.  Of this maximum borrowing capacity, the Company had $116,143 available to use as additional borrowings, of which $116,143 could be used for short term, cash management advances, as mentioned above.

At September 30, 2025, the Company had a federal funds line of credit with two correspondent banks totaling $25,000. The lines of credit are not committed and are provided at the discretion of the correspondent bank. No collateral has been pledged to the lines of credit. Any advance is due to be repaid the next business day. At September 30, 2025, there was $25,000 available on these lines of credit.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of June 15, 2026, and have fixed rates ranging from 4.25% to 4.60% and a year-to-date weighted average cost of 4.59% at September 30, 2025, as compared to 4.71% at December 31, 2024.  At September 30, 2025, there were six promissory notes payable by Ohio Valley to related parties totaling $2,588. There were no promissory notes payable to other banks at September 30, 2025 or December 31, 2024, respectively.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $59,575 at September 30, 2025 and $58,500 at December 31, 2024.

Scheduled principal payments as of September 30, 2025:

	FHLB Borrowings	Promissory Notes	Totals

2025	$1,632	$419	$2,051
2026	12,908	2,169	15,077
2027	11,397	—	11,397
2028	1,349	—	1,349
2029	1,733	—	1,733
Thereafter	4,417	—	4,417
	$33,436	$2,588	$36,024

NOTE 7 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases are recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 7 months to 15.8 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of September 30, 2025	As of December 31, 2024
Operating leases:
Operating lease right-of-use assets	$971	$1,024
Operating lease liabilities	971	1,024

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$52	$49	$150	$147
Short-term lease expense	—	—	—	9

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2025 are as follows:

Operating Leases
2025 (remaining)	$53
2026	158
2027	126
2028	129
2029	129
Thereafter	664
Total lease payments	1,259
Less: Imputed Interest	(288)
Total operating leases	$971

Other information is as follows:

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term for operating leases	10.9 years	12.0 years
Weighted-average discount rate for operating leases	2.87%	2.84%

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

NOTE 9 – DEPOSITS

Deposits are comprised of the following:

	September 30, 2025	December 31, 2024

Noninterest-bearing deposits	$322,848	$322,383

Interest-bearing deposits:
NOW accounts	245,208	272,941
Savings and money market	301,120	285,966
Time deposits of $250 or less	373,710	311,972
Time deposits of more than $250	89,601	81,916
Total interest-bearing deposits	1,009,639	952,795

Total deposits	$1,332,487	$1,275,178

Brokered deposits, included in time deposits, were $61,446 and $48,395 at September 30, 2025 and December 31, 2024, respectively.

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

IMPACT OF PARTICIPATING IN THE OHIO HOMEBUYER PLUS PROGRAM: During the third quarter of 2024, the Company began participating in a program offered by the Ohio Treasurer (the “Treasurer”) called Ohio Homebuyer Plus. The program is designed to encourage Ohio residents to save for the purchase of a home. As a participant in the program, the Company developed the “Sweet Home Ohio” deposit account to offer participants an above-market interest rate of 5.83%, along with a deposit bonus to assist customers in achieving their home savings goals. For each Sweet Home Ohio account that was opened, the Company received a deposit from the Treasurer at a subsidized interest rate of 0.86%. In relation to program changes implemented by the Treasurer post implementation, the rate on the matching funds increased to 1.79% for the third quarter of 2025. Accounts connected with Ohio Homebuyer Plus must be used within five years and the corresponding balance of Treasurer deposits will fluctuate based upon active customer accounts. At September 30, 2025, the balance of Sweet Home Ohio accounts totaled $9,049 compared to $6,775 at December 31, 2024. At September 30, 2025, the amount of Treasurer deposits totaled $72,507 compared to $97,366 at December 31, 2024. Since the Treasurer deposits are classified as public funds, which are required to be collateralized, the Company invested the funds in securities to be pledged as collateral to the Treasurer. At September 30, 2025, the balance of securities used to collateralize the Treasurer deposits totaled $66,990 compared to $102,871 at December 31, 2024.

FINANCIAL RESULTS OVERVIEW: Net income totaled $3,030 during the third quarter of 2025, an increase of $311 from the same period of 2024. Earnings per share for the third quarter of 2025 finished at $.64 per share, compared to $.58 per share during the third quarter of 2024. Net income totaled $11,646 during the first nine months of 2025, an increase of $3,162 from the same period of 2024. Earnings per share during the first nine months of 2025 finished at $2.47 per share, compared to $1.79 per share during the first nine months of 2024. Higher net earnings also had a corresponding impact on the Company’s annualized net income to average asset ratio, or return on assets, which increased 22 basis points to 1.03% during the first nine months of 2025, compared to the same period in 2024. In addition, the Company’s net income to average equity ratio, or return on equity, increased 215 basis points to 9.95% during the first nine months of 2025, compared to the same period in 2024.

Earnings were positively impacted by the growth in average earning assets, which increased 7.3% and 8.8% during both the quarterly and year-to-date periods, respectively. The increases came primarily from loans and securities, which contributed to a 16.0% and 18.3% increase in net interest income during both the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. The positive effects from higher net interest income were partially offset by increases in provision and noninterest expense combined with lower noninterest income. Provision expense increased in large part due to a higher qualitative risk factor, as well as growth in loans and off-balance sheet commitments. This contributed to a 20.8% and 44.5% increase in provision expense during both the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. Earnings were also negatively impacted by higher noninterest expenses and lower noninterest income, which collectively reduced income by 16.4% and 6.5% during both the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. This was largely impacted by a $1,219 loss on the sale of securities realized during the third quarter of 2025.

During the three months ended September 30, 2025, net interest income increased $2,016, or 16.0%, over the same period in 2024. During the nine months ended September  30, 2025, net interest income increased $6,538, or 18.3%, over the same period in 2024. Net interest income growth during both the quarterly and year-to-date periods was primarily the result of an increase in average earning assets, led by securities and loans. During the three months ended September 30, 2025, average securities increased $25,983 while average loans increased $76,514. During the nine months ended September 30, 2025, average securities increased $74,685 while average loans increased $65,448. The growth in average securities was in large part due to the increased pledging requirements on public fund deposits as part of the Ohio Homebuyer Plus program. The growth in average loans was related to the commercial and residential real estate lending segments. Earnings were further enhanced by a higher net interest margin, increasing 29 basis points during the three months ended September 30, 2025, and 32 basis points during the nine months ended September 30, 2025, compared to the same periods in 2024, respectively. Margin growth was related to an increase in the yield on earning assets, while the cost of funding sources decreased. The improvement to earning asset yields was directly related to the growth in higher-yielding securities and loans, and the accretion of an $817 market discount on purchased loans that was recognized in the second quarter of 2025. The cost of funding sources increased only slightly as the composition of funding sources shifted more to lower cost deposit sources, such as Negotiable Order of Withdrawal (“NOW”), savings, money market, and checking accounts.

During the three and nine months ended September 30, 2025, the Company’s provision for credit loss expense increased $192 and $824, when compared to the same periods in 2024. The increases resulted primarily from an elevated qualitative risk factor, as well as growth in loans and off-balance sheet commitments related to unused commercial lines. Partially offsetting the increases to provision expense were lower specific reserves on loans individually evaluated for impairment.

During the three and nine months ended September 30, 2025, noninterest income decreased $1,106, or 38.8%, and $1,009, or 10.9%, from the same periods in 2024. The decreases resulted primarily mostly from a $1,219 loss on the sale of securities realized during the third quarter of 2025 that lowered noninterest income. The Company sold $11,027 in securities that were yielding 1.32% and replaced them with securities yielding 4.37%, which is expected to increase future interest income. Partially offsetting the impact from the sale of securities was higher interchange income earned on debit and credit cards, which increased $91 and $151 during the three and nine months ended September 30, 2025, when compared to the same periods in 2024. Other noninterest income also increased $22 during the third quarter of 2025 and $43 during the first nine months of 2025, when compared to the same periods in 2024. Increases to other noninterest income resulted mostly from lower losses related to the pending sale of premises, while fees from commercial loan servicing and mortgage application referrals increased during both the quarterly and year-to-date periods.

During the three and nine months ended September 30, 2025, noninterest expense increased $269, or 2.4%, and $532, or 1.6%, over the same periods in 2024. Noninterest expenses were led by increases in data processing and marketing costs, which collectively increased $166, or 15.8%, and $577, or 18.7%, during the three and nine months ended September 30, 2025, over the same periods in 2024. Data processing expenses were impacted by costs associated with the Company’s debit and credit card platforms. Marketing cost increases were impacted by higher donation and advertising budgets for 2025. Other noninterest expense also increased $203 during the third quarter of 2025 and $162 during the first nine months of 2025, when compared to the same periods in 2024. Increases to other noninterest expense came mostly from higher costs associated with ATM’s, employee recruiting, and interest rate swap arrangements. Partially offsetting increases to noninterest expense were decreases in salaries and employee benefits, which decreased $229 and $376 during the three and nine months ended September 30, 2025, when compared to the same periods in 2024. Cost savings in salaries and employee benefits during 2025 were the direct result of a voluntary early retirement program implemented in 2024. The changes in the remaining noninterest expense areas were minimal.

The $138 and $1,011 increase in the Company’s provision for income taxes during the three and nine months ended September 30, 2025, compared to the same periods in 2024, was largely due to the increase in operating income affected by the factors mentioned above, as well as an increase in the effective tax rate.

At September 30, 2025, total assets were $1,570,043, an increase of $66,631 from year-end 2024. The increase in assets was primarily the result of a $68,709 increase in loans, which was impacted by strong second and third quarter loan growth of a total of $87,238 that more than offset the $18,529 decrease in loans that occurred during the first quarter. The first quarter loan decrease was related to a $31,473 decrease in a warehouse line of credit extended to another mortgage lender. The second and third quarter growth in loans occurred primarily in the targeted areas of commercial real estate, commercial and industrial, and residential real estate loans. This included a $12,777 repurchase of two commercial and industrial loans in June 2025 that had been previously participated out. The increase in loans was primarily funded by a $57,309 increase in deposit balances and net proceeds from a $7,930 decrease in total securities from year-end 2024. Securities decreased in part due to a lower need for securities to be pledged to the Treasurer due to a $24,859 deposit balance decrease from year-end 2024.

At September 30, 2025, total liabilities were $1,405,626, up $52,542 from year-end 2024. Contributing most to this increase were higher interest-bearing deposit balances, up $56,844 from year-end 2024, consisting of higher balances from time deposits (+17.6%) and savings and money market balances (+5.3%), partially offset by a decrease in NOW accounts (-10.2%). At September 30, 2025, the Company’s noninterest-bearing demand deposits were relatively stable, increasing $465 from year-end 2024.

At September 30, 2025, total shareholders' equity was $164,417, up $14,089 from December 31, 2024. This increase came primarily from year-to-date net income and an after-tax increase in net unrealized gains on AFS securities, partially offset by year-to-date cash dividends paid. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at September 30, 2025 and December 31, 2024

The following discussion focuses in more detail on the consolidated financial condition of the Company at September 30, 2025 compared to December 31, 2024.  This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.

Cash and Cash Equivalents

At September 30, 2025, cash and cash equivalents were $89,316, an increase of $6,209, or 7.5%, from December 31, 2024. The increase came primarily from interest-bearing deposits with banks, which were up $4,848, or 7.2%, from year-end 2024. The Company’s interest-bearing FRB clearing account contributed most to the increase in interest-bearing deposits with banks, representing 80% of cash and cash equivalents at September 30, 2025. The Company utilizes its interest-bearing FRB clearing account to manage excess funds, as well as to assist in funding earning asset growth. The increase in excess funds during the first nine months of 2025 resulted primarily from growth in total deposits, which were up 4.5% from year-end 2024. The interest rate paid on both the required and excess reserve balances of the FRB is based on the targeted federal funds rate established by the Federal Open Market Committee (“FOMC”). During the third quarter of 2025, the rate associated with the Company’s FRB clearing account decreased 25 basis points due to actions taken by the FOMC to reduce the targeted federal funds rate to a range of 4.00% to 4.25% at September 30, 2025. The FRB clearing account rate was reduced again by 25 basis points in October 2025 due to further actions taken by the FOMC that lowered the targeted federal funds rate to a current range of 3.75% to 4.00%. The interest-bearing deposit balances in the FRB are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Securities

The balance of total securities decreased $7,930, or 2.9% from year-end 2024. As previously mentioned, the decrease in securities was impacted by the lower need for securities to pledge to the Treasurer for deposits related to the Homebuyers Plus program. The Company’s U.S. Government securities portfolio decreased $63,184 from $168,030 at year-end 2024 to $104,846 at September 30, 2025, impacted by $65,560 in maturities, net of purchases. The Company utilized its proceeds from net maturities of U.S. Government securities to help fund additional purchases in U.S. Government agency (“Agency”) mortgage-backed securities, which were up $55,677, or 59.1%, from year-end 2024. During the first nine months of 2025, purchases of Agency mortgage-backed securities totaled $78,284, while being partially offset by $17,333 in principal repayments. The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. At September 30, 2025, the Company’s investment securities portfolio was comprised mostly of Agency mortgage-backed securities at 56.1% of total investments, while U.S. Government securities represented 39.2%.

Furthermore, during the third quarter of 2025, the Company received proceeds of $9,808 from the sale of three Agency mortgage-backed securities totaling $11,027. These securities carrying a weighted average yield of 1.32% were replaced with similar securities at a higher weighted average yield of 4.37%. While this sale and repurchase of securities resulted in a realized loss of $1,219 with little change to the balance of earning assets, the Company will benefit from the shift to higher-yielding securities that is expected to increase future income and have a positive impact to the margin.

Included in the factors mentioned above were changes in net unrealized losses associated with AFS securities. During the first nine months of 2025, a decrease in long-term market rates led to a $7,245 increase in the fair value associated with the Company’s AFS securities at September 30, 2025, of which, $1,219 was related to the realized loss on the sale of securities previously discussed. The fair value of an investment security moves inversely to interest rates, so as rates decreased, the fair value increased, causing the unrealized loss in the portfolio to decrease. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

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
As of September 30, 2025
Table I

The following table provides the composition of commercial real estate loans by industry classification (as defined by the North American Industry Classification System).

(dollars in thousands)
	Amount	% of Total
Real Estate Rental and Leasing	$218,867	49.46%
Accommodation and Food Services	80,543	18.20%
Retail Trade	30,982	7.00%
Health Care and Social Assistance	24,409	5.52%
Manufacturing	20,081	4.54%
Construction	17,804	4.02%
All Other	49,821	11.26%
Total	$442,507	100.00%

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

The Company’s loan balances increased to $1,130,534 at September 30, 2025, representing an increase of $68,709, or 6.5%, as compared to $1,061,825 at December 31, 2024.  The increase in loans came primarily from the commercial real estate and commercial and industrial portfolios, partially offset by a decrease in the consumer loan portfolio, while  the residential real estate portfolio was relatively stable from year-end 2024.

The Company’s commercial loan portfolio increased $83,449, or 15.7%, from year-end 2024. The most significant driver of this increase was higher loan balances within the commercial real estate portfolio, which increased $69,520, or 18.6%, from year-end 2024.  At September 30, 2025, commercial real estate loans represented the largest segment of the Company’s total loan portfolio at 39.1%. The increase from year-end 2025 came primarily from new originations within the owner- and nonowner-occupied loan segments.

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, which was up $13,929, or 8.8%, from year-end 2024. The growth was impacted by an increase in larger loan originations during the year. This included a $12,777 repurchase of two commercial and industrial loans in June 2025 that had been previously participated out. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and other related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, and the effects of competitive pressure and normal underwriting considerations. Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

The Company’s residential real estate loan portfolio was relatively stable at September 30, 2025 compared to year-end 2024, increasing just $172. At September 30, 2025, residential real estate loans represented the second largest segment of the Company’s total loan portfolio at 33.1%. The minimal change from year-end 2024 was largely due to a $31,473 paydown in a warehouse line of credit extended to another mortgage lender. The warehouse lending line is used by the mortgage lender to make loans for the purchase of one- to four-family residential real estate properties. The mortgage lender eventually sells the loan and repays the Bank. The paydown was a result of lower mortgage volume due to higher mortgage rates and the increase in the lead bank’s internal capacity in relation to a capital infusion. At September 30, 2025, the balance of this line of credit was $0, but draw downs on the line of credit began again post quarter end.The future balance of the line of credit will depend on mortgage volume and the funding needs of the lead bank, but it is expected to increase. The remaining residential real estate loan balances increased $31,645, or 9.3%, from year-end 2024. Through the first nine months of 2025, as mortgage rates generally remained at elevated levels during most of the year, the Company experienced fewer opportunities to sell long-term fixed rate loans to the secondary market. As a result of the elevated mortgage rates, mortgage customers selected more variable rate mortgage products instead of long-term fixed rate mortgage products. This had a direct impact on lowering loan volume within the long-term fixed rate loan portfolio and contributed to a shift into more short-term variable rate mortgages as of September 30, 2025.

The increases in the Company’s commercial and residential real estate loan portfolios at September 30, 2025 were partially offset by a decrease in the Company’s consumer loan portfolio, which was down $14,912, or 9.5%, from year-end 2024. This change was impacted by a $10,740, or 21.4%, decrease in automobile loans. This was directly impacted by management’s strategy to place more emphasis on higher yielding loan portfolios (i.e. commercial, and to a smaller extent, residential real estate). Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. As a result, the Company exited the indirect lending business for automobiles and recreational vehicles during the fourth quarter of 2024. Decreases in consumer loans also came from a $9,066, or 14.1%, decrease in other consumer loans from year-end 2024, impacted by principal repayments and payoffs. Decreases in consumer loans were partially offset by a $4,894, or 11.5%, increase in home equity lines of credit.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. As of September 30, 2025, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis from year-end 2024 were due to non-credit related factors. Furthermore, the Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Therefore, no ACL was recorded, and no provision expense was recognized during the three and nine months ended September 30, 2025.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. At September 30, 2025, a $1 ACL was recognized based on a .02% cumulative default rate taken from the S&P and Moody’s bond rating index. The $1 ACL for HTM debt securities was unchanged from December 31, 2024, resulting in no provision expense during the three and nine months ended September 30, 2025.

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

As of September 30, 2025, the ACL for loans totaled $11,420, or 1.01%, of total loans. As of December 31, 2024, the ACL for loans totaled $10,088, or 0.95%, of total loans. The $1,332, or 13.2%, increase in the ACL came primarily from loans collectively evaluated. The increase in ACL reserves from year-end 2024 was mostly impacted by a $68,709 increase in total loans, primarily within the commercial real estate segment. Further increases in year-to-date reserves also came from a higher historical loss rate within the commercial and residential real estate portfolios, as well as higher qualitative risk factor adjustments within the commercial real estate portfolio. The increases in general reserves were partially offset by a lower historical loss rate within the consumer loan portfolio.

The Company experienced a decreasing trend in its nonperforming levels from year-end 2024. Nonperforming loans to total loans decreased to 0.42% at September 30, 2025, compared to 0.46% at December 31, 2024, while nonperforming assets to total assets decreased to 0.30% at September 30, 2025, compared to 0.33% at December 31, 2024. The decrease in nonperforming loans to total loans was the result of a $165 decrease in nonaccrual loans, coming mostly from the commercial real estate and consumer loan portfolios. While nonperforming levels were down from year-end 2024, total loans past due increased $6,835, or 48.8%. The increase in higher delinquencies from year-end 2024 was not considered to be a trending movement, as the increase was primarily related to two commercial loans that were past due 30-59 days at September 30, 2025.

The Company has experienced an increase in loan balances deemed special mention or substabdard, particularly in the commercial real estate segment. At September 30, 2025, commercial real estate loans classified as special mention or substandard totaled $33,563, an increase of $10,266 from December 31, 2024. The increase was largely related to two loan relationships. One of these relationships was downgraded to substandard and collateral dependent based on the customer’s debt service coverage ratio. Based on the value of the collateral, no specific reserve was required. The second loan relationship is a construction loan that was downgraded to special mention due to the project extending past the expected completion date and exceeding estimated construction costs.

Management believes that the ACL at September 30, 2025 was appropriate to absorb expected losses in the loan portfolio.  Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the ACL as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Deposits continue to be the most significant source of funds used by the Company to support earning assets. Total deposits at September 30, 2025 increased $57,309, or 4.5%, from year-end 2024. The increase in deposits came primarily from interest-bearing deposit balances, which were up by $56,844, or 6.0%, from year-end 2024, while noninterest-bearing deposits increased $465, or 0.1%, from year-end 2024.

The increase in noninterest-bearing demand deposits was primarily from the Company’s business and incentive-based checking account balances.
The increase in interest-bearing deposits came primarily from time deposit balances, which increased $69,423, or 17.6%, from year-end 2024. The increase came from retail time deposits, which increased $55,116 from year-end 2024. The Company targeted growth in retail CDs by promoting a special CD rate offering during the third quarter of 2025 to assist in funding loan growth. The Company also utilized more wholesale CDs to help fund earning asset demand, which increased $14,307 from year-end 2024.
Further increases in interest-bearing deposits came from savings and money market balances, which increased $15,154, or 5.3%, from year-end 2024. The increase came primarily from money market accounts, which increased $11,897 from year-end 2024, impacted mostly by increases in the Company’s tiered money market product (Money Fund) that was introduced in 2023 and offers a higher rate on tiered deposit balances. Savings account balances increased $3,257 impacted mostly by the Company’s statement savings account product.
Partially offsetting the increases in time, savings and money market deposit balances were lower NOW account balances, which decreased $27,733, or 10.2%, from year-end 2024. The decrease was largely from a $24,859 decrease in the Company’s municipal NOW account with the Treasurer in relation to the Homebuyer Plus program. Excluding this decrease in the Treasurer account balances, the Company would have experienced a $2,874 decrease in its other municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.
While facing increased competition for deposits in its market areas, the Company will continue to emphasize growth and retention in its core deposit relationships during the remainder of 2025, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improve net interest income.
Other Borrowed Funds
Other borrowed funds were $36,024 at September 30, 2025, a decrease of $3,716, or 9.4%, from year-end 2024. The decrease was related to the scheduled principal amortization for applicable FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale funding sources to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at September 30, 2025 increased $14,089, or 9.4%, to finish at $164,417, as compared to $150,328 at December 31, 2024. This was primarily from year-to-date net income and an increase in accumulated other comprehensive income, partially offset by cash dividends paid. The increase in accumulated other comprehensive income was related to the $4,697, net of tax, market appreciation of AFS securities due to a decrease in market interest rates and the recognition of a $950, net of tax, realized loss on the sale of securities that was previously unrealized.
Comparison of Results of Operations
For the Three and Nine Months Ended
September 30, 2025 and 2024

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and nine months ended September 30, 2025, compared to the same period in 2024. This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three and nine months ended September 30, 2025, net interest income increased $2,016, or 16.0%, and $6,538, or 18.3%, compared to the same periods in 2024, respectively. The quarterly and year-to-date improvement during 2025 came from average earning asset growth and the net interest margin. The average growth was impacted by a composition shift into higher-yielding loans and securities, combined with a consumer shift to more lower-cost deposit sources that helped minimize the higher average costs paid on deposits and borrowings.

Total interest and fee income recognized on the Company’s earning assets increased $2,142, or 11.0%, during the third quarter of 2025, and $6,645, or 11.9%, during the nine months ended September 30, 2025, compared to the same periods in 2024, respectively. The earnings growth was impacted by interest on loans, which increased $1,898, or 11.8%, and $4,970, or 10.8%, during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. This improvement was impacted by increases in both average loan balances and loan yields. Overall, average loans increased $76,514 during the third quarter of 2025 and $65,448 during the first nine months of 2025. Balance increases were mostly realized within the commercial and residential real estate loan portfolios due to higher commercial loan volume and a consumer preference for short-term, variable rate residential real estate loans. Loan revenue improvement also came from average loan yields increasing 24 basis points to 6.69% during the third quarter of 2025 and increasing 27 basis points to 6.68% during the first nine months of 2025, compared to the same periods in 2024. A portion of the loan yield improvement came from the recognition of a market discount on two purchased commercial and industrial loans totaling $817 in the second quarter of 2025. Loan yield increases were mostly impacted by the commercial and residential real estate loan portfolios.

Total interest on securities increased $405, or 22.2%, during the third quarter of 2025, and $3,011, or 80.8%, during the first nine months of 2025, compared to the same periods in 2024. The earnings growth was primarily related to the purchase of $100,497 in U.S. Government securities during the third quarter of 2024 as part of the Company’s participation in the state’s Homebuyer Plus program. The securities were purchased at a weighted average yield of 4.7% with maturity terms ranging from 6 to 18 months. The security purchases were used to collateralize $100,000 in public fund deposits received by the Treasurer as part of the program. This contributed to increases in average security balances, which were up $25,983 and $74,685 during the three and nine months ended September 30, 2025, compared to the same periods in 2024. While average securities have grown in large part due to the security purchases from the Homebuyer Plus program, the Company has placed more emphasis on growing its higher-yielding loan portfolio during 2024 and 2025, utilizing proceeds from various maturities and repayments of securities to help fund loan growth. Earnings from securities were positively impacted by increases in the average yield on securities, impacted by the $100,497 purchase of U.S Government securities in the third quarter of 2024 at a weighted average yield of 4.7% that was higher than the 2.39% average yield on the total securities portfolio at September 30, 2024.  Average security yields were also positively impacted by the elevated market rate environment during 2024 that continued into most of 2025. As a result, average security yields increased 32 basis points to 3.21% during the third quarter of 2025 and increased 82 basis points to 3.21% during the first nine months of 2025, compared to the same periods in 2024.

Total interest income from interest-bearing deposits with banks decreased $227, or 28.7%, during the third quarter of 2025, and decreased $1,625, or 44.5%, during the first nine months of 2025, compared to the same periods in 2024. This was largely from average balance decreases with the Company’s interest-bearing FRB clearing account, which decreased $4,445 and $25,933 during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. FRB clearing balances were used to assist in funding loan growth, which contributed to the average balance decrease of FRB funds during 2025. Further impacting lower interest income from the FRB clearing account were short-term rate decreases during 2024 and 2025. Between September and December 2024, the FRB took action to reduce the rate associated with the FRB clearing account by 100 basis points due to inflationary pressures, which lowered the target federal funds rate to a range of 4.25% to 4.50% going into 2025.  In 2025, the FRB again reduced the rate associated with the FRB clearing account by 25 basis points in September and another 25 basis points in October, due to concerns of a weakening labor market. This lowered the target federal funds rate to a range of 3.75% to 4.00% as of October 31, 2025. The decreases in interest rates had a negative impact on the FRB clearing account’s interest earnings.

Total interest expense incurred on the Company’s interest-bearing liabilities was limited to increases of just $126, or 1.8%, during the third quarter of 2025, and $107, or 0.5%, during the first nine months of 2025, compared to the same periods in 2024. The increase in funding expenses were directly related to the increases in average interest-bearing liabilities, primarily from deposits. The expense impact from higher average deposit balances was almost completely offset by a lower cost of funds as the composition of average funding sources shifted from higher cost deposit sources such as time deposits to lower cost deposit sources such as NOW, savings, and money market deposits.

Growth in the Company’s average interest-bearing liabilities came mostly from NOW, savings and money market deposit balances, which increased $33,956 and $84,877 during both the third quarter and first nine months of 2025, compared to the same periods in 2024. A large portion of this growth came from lower-costing NOW and savings account balances related to the Company’s participation in the Homebuyers Plus program. As a result of the additions of the municipal NOW Treasurer account and new Home Sweet Home savings accounts during the second half of 2024, there was an increase in the average balance of interest-bearing deposits of $17,175 and $66,072 during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Average interest-bearing deposit growth also came from the Company’s lower-costing tiered money market product (Money Fund), which increased $36,503 and $33,217 during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively.

The Company also experienced a $45,308 and $19,290 increase in its average time deposits during both the third quarter and first nine months of 2025, compared to the same periods in 2024. The surge in average quarterly time deposit balances was the result of a special CD rate offering that began in July 2025 that was successful in raising additional retail deposits used to assist in funding loan demand. While the movement of higher time deposit balances had a corresponding impact to higher interest expense, the average cost associated with time deposits decreased 52 basis points to 4.15% during the first nine months of 2025. During 2023, rate offerings on retail CDs continued to adjust up as a result of market competition. The Company had offered various “short-term” CD rate specials with maturity terms of less than one year to attract and retain its core deposit funding during this time. Since then, product rates on retail CDs have decreased, which has allowed a large portion of those short-term retail CDs to renew at lower rates, or in some cases, be reinvested into lower-costing NOW, savings or money market accounts (average cost of 1.46%). Furthermore, the Company’s average wholesale funding balances decreased $12,723 during the first nine months of 2025, which included the use of brokered CDs (average cost of 4.62%) and FHLB advances (average cost of 4.04%). With the Company utilizing the growth in its lower-cost retail deposit sources to fund earning asset growth, the reliance on higher-cost wholesale deposits to fund asset growth decreased, which contributed to lower interest expense during 2025. As a result of the rate repricings on retail CDs and the deposit shift into lower-cost funding sources, the Company’s total weighted average costs on interest-bearing liabilities decreased by 14 basis points from 2.13% at September 30, 2024 to 1.99% at September 30, 2025.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2025, the Company’s third quarter net interest margin increased to 4.05%, compared to 2024’s third quarter net interest margin of 3.76%. The Company’s year-to-date net interest margin increased to 4.03%, compared to 2024’s year-to-date net interest margin of 3.71%. Positive contributions to margin growth came from the Company’s average earning assets, which increased 7.3% and 8.8% during the third quarter and first nine months of 2025, respectively, mostly from higher-yielding loans and securities. Margin improvement was also positively impacted by lower average costs associated with the Bank’s interest-bearing liabilities due to a deposit composition shift into more lower-cost NOW, savings, and money market account deposits. Furthermore, the Company has benefited from its retail CDs repricing at lower product rates, while also relying less on wholesale funding sources. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Credit Losses
Provision for credit losses is recorded to achieve an ACL that is adequate to absorb estimated losses inherent in the Company’s loan portfolio, unfunded loans, and HTM debt securities. Management performs, on a quarterly basis, a detailed analysis of the ACL that encompasses asset portfolio composition, asset quality, loss experience and other relevant economic factors. For the three months ended September 30, 2025, the Company’s provision for credit losses expense totaled $1,112, an increase of $192 when compared to $920 in provision expense during the three months ended September 30, 2024. For the nine months ended September 30, 2025, the Company’s provision for credit losses expense totaled $2,676, an increase of $824 when compared to $1,852 in provision expense during the nine months ended September 30, 2024.

The increase in credit loss expense during the quarterly period came primarily from unfunded commitments on off-balance sheet liabilities, which increased $243 during the three months ended September 30, 2025, and increased $361 during the first nine months of 2025, compared to the same periods in 2024. The impact came mostly from an increase in the originations of several new commercial and industrial lines during the second and third quarters of 2025.

The increase in credit loss expense during the year-to-date period came primarily from loans, which decreased $15 during the third quarter of 2025, but increased $463 during the first nine months of 2025, compared to the same periods in 2024. Provision expense on loans during 2025 was impacted primarily by a higher qualitative risk factor that increased reserves. The qualitative risk factor was impacted by an increase in industry risk associated with hotel and motel loans that elevated reserves during the third quarter of 2025. Partially offsetting the increase in qualitative risk was a lower historical loan loss factor primarily impacted by GDP and unemployment projections regressing less during 2025 compared to 2024.

Provision expense on loans during 2025 was also impacted by loan balances generally allocated for due to strong loan growth during 2025 that generated higher general reserves and a corresponding increase to provision expense, particularly during the third quarter of 2025.

Partially offsetting increases in provision expense during 2025 was a $427 increase in specific reserves during the third quarter of 2024 compared to no specific reserves in 2025. This specific allocation from 2024 was associated with a collateral-dependent commercial and industrial loan relationship that required a corresponding provision expense charge of $427 to establish the specific reserve.

Further impacting provision expense were net loan charge-offs, which decreased $127 during the third quarter of 2025, but increased $283 during the first nine months of 2025, compared to the same periods in 2024. Lower net charge-offs during the third quarter of 2025 came mostly from the consumer loan portfolio while higher net charge-offs during the first nine months of 2025 were the result of large recoveries collected on one commercial and industrial borrower during the second quarter of 2024.

Future provisions to the ACL will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Estimates” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $1,106, or 38.8%, during the three months ended September 30, 2025, and decreased $1,009, or 10.9%, during the nine months ended September 30, 2025, compared to the same periods in 2024. The decrease came primarily from losses associated with the sales of investment securities. During the third quarter of 2023, the Company received proceeds of $9,808 from the sale of three securities totaling $11,027 at a weighted average yield of 1.32%. The lower-yielding securities were replaced with similar securities with a higher weighted average yield of 4.37%. As a result, the realized losses on the sale of securities totaled $1,219, which reduced noninterest income during both the three and nine months ended September 30, 2025. While realized losses were incurred, the transactions are expected to increase future income and have a positive impact to the margin going forward.

Partially offsetting the impact from the loss on sale of securities was growth in interchange income earned on debit and credit cards, which increased $91 and $151 during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. This was due to an increase in the transaction volume associated with debit and credit cards. The Company’s other noninterest income also increased $22 and $43 during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. Other noninterest income was primarily impacted by increases in commercial servicing fees, mortgage application referral fees, and lower losses incurred on the sale of bank premises, which were all partially offset by decreases in swap asset revenue.  The remaining noninterest income categories did not change during the third quarter of 2025, while increasing $16, or 0.3%, during the first nine months of 2025, compared to the same periods in 2024.

Noninterest Expense

Noninterest expense increased $269, or 2.4%, during the three months ended September 30, 2025, and increased $532, or 1.6%, during the nine months ended September 30, 2025, compared to the same periods in 2024. Contributing most to the increase in noninterest expense were data processing expenses, which increased $114 and $413 during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. Higher costs in this category were primarily related to debit and credit card processing due to higher transaction volume and conversion costs for the Company’s new reward platform.

Higher noninterest expense also came from marketing expense, which increased $52 during the third quarter of 2025, and $164 during the first nine months of 2025. Higher costs in this category were the direct result of additional expense added to both the donations and advertising budgets for 2025.

Total other noninterest expense increased $203 and $162 during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. This was impacted primarily from higher ATM costs during the third quarter of 2025, as well as increases in employee recruiting costs, all partially offset by decreases in swap asset expense.

Total occupancy and equipment expenses also increased $55 and $91 during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively. This was impacted by increases in various repair and maintenance costs and higher utility expenses.

The Company’s largest noninterest expense, salaries and employee benefits, decreased $229, or 3.5%, during the three months ended September 30, 2025, and decreased $376, or 2.0%, during the nine months ended September 30, 2025, compared to the same periods in 2024. The decreases were primarily related to the Company’s full-time equivalent employee base being down nine employees from 264 at September 30, 2024 to 255 at September 30, 2025. Furthermore, insurance premium costs saw a decrease in 2025, also coinciding with a smaller full-time equivalent employee base. The primary reason for the decrease in employee base was due to the voluntary early retirement program that was implemented in 2024. The early retirement program was expected to reduce salary and employee benefit expense. Partially offsetting the year-to-date expense savings from the early retirement program were annual merit increases that were recorded in the second quarter of 2025.

The remaining noninterest expense categories increased $74 during the third quarter of 2025, and increased $78 during the first nine months of 2025, compared to the same periods in 2024, impacted mostly by higher software and FDIC assessment costs.

Efficiency

The Company’s efficiency ratio is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects from provision expense are excluded from the efficiency ratio. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and nine months ended September 30, 2025 to the same periods in 2024, the Company has benefited from an increase in average earning assets, primarily from higher-yielding loans and securities, and a decrease in average costs on interest-bearing deposits associated with a deposit composition shift from higher-costing time deposits to lower-costing savings, NOW, money market and checking account deposits. Also positively impacting earnings were cost savings in salaries and employee benefits that resulted from management’s implementation of a voluntary retirement program in 2024. This has helped to limit overhead expense to just a 2.4% increase during the third quarter of 2025, and a 1.6% increase during the first nine months of 2025, over the same periods in 2024. These positive effects from lower personnel costs and strong net interest margin growth has more than offset the $1,219 in realized losses from the sale of securities in the third quarter of 2025. As a result, the Company’s quarterly efficiency number decreased (improved) to 69.70% during the three months ended September 30, 2025, compared to 72.01% during the three months ended September 30, 2024. The Company’s year-to-date efficiency number also decreased (improved) to 65.52% during the nine months ended September 30, 2025, compared to 72.27% during the nine months ended September 30, 2024.

Provision for income taxes
The Company’s income tax provision increased $138 during the three months ended September 30, 2025, and increased $1,011 during the nine months ended September 30, 2025, compared to the same periods in 2024.  The increase in tax expense was related to increases in operating income and the effective tax rate.  During the third quarter of 2025, operating income increased 13.6% and the associated effective tax rate increased from 17.5% in 2024 to 19.1% in 2025.  During the first nine months of 2025, operating income increased 40.5% and the associated effective tax rate increased from 17.7% in 2024 to 19.6% in 2025. The effective rate increases during both the quarterly and year-to-date periods of 2025 were primarily from lower tax-exempt earnings.

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

The Community Bank Leverage Ratio (CBLR) framework provides simplified capital requirements for qualifying community banking organizations (QCBOs), including banks and holding companies. To be eligible for the CBLR framework, a QCBO must meet the following criteria:

•	Have less than $10 billion in total consolidated assets,
•	Hold limited amounts of certain trading assets and liabilities,
•	Maintain limited off-balance sheet exposure, and
•	Achieve a leverage ratio greater than 9.0%.

Under the CBLR framework, a QCBO must maintain a CBLR of at least 9.0%. If the ratio falls below this threshold, the QCBO has a two-quarter grace period to restore compliance, provided its leverage ratio remains above 8.0% during this period. If the QCBO does not meet these requirements, it must comply with the existing Basel III capital requirements.

The Bank opted into the CBLR, and, therefore, is not required to comply with the Basel III capital requirements. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The current rules and Call Report instructions were impacted by the Company’s adoption of ASC 326 and its election to apply the 3-year CECL transition provision on January 1, 2023. By making this election, the Bank, in accordance with Section 301 of the regulatory capital rules, will increase it retained earnings (Tier 1 Capital) and average assets by 75% of its CECL transition amount during the first year of the transition period, 50% of its CECL transition amount during the second year, and 25% of its CECL transitional amount during the third year of the transition period. The Bank’s transition amount during year three of the transitional period totaled $2,276, which resulted in the add-back of $569 to both Tier 1 capital and average assets as part of the CBLR calculation for September 30, 2025. As of September 30, 2025, the Bank’s CBLR was 10.18%.

Cash dividends paid by the Company were $3,204 during the first nine months of 2025. The year-to-date dividends paid totaled $0.68 per share.

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

Total cash and cash equivalents, HTM securities maturing within one year, and AFS securities, which totaled $350,907, represented 22.4% of total assets at September 30, 2025, compared to $352,563 and 23.5% of total assets at December 31, 2024. This decrease in liquid funds was primarily the result of the funding of loans, which increased $68,709 from year-end 2024, mostly from the commercial loan portfolio. Loan funding sources also came from an increase in net proceeds from maturities and paydowns of securities. Increases in deposits were largely impacted by growth in time, savings, money market, and noninterest-bearing demand deposits which increased 8.5% from year-end 2024, partially offset by lower interest-bearing demand deposits, which decreased 10.2%, from year-end 2024.

In addition to the on-balance sheet liquidity discussed above, the Bank has established multiple sources of funding to further enhance the Bank’s ability to meet liquidity demands. The Bank has pledged collateral to the FHLB and the FRB to establish committed borrowing lines. At September 30, 2025, the Bank could borrow an additional $116,143 from the FHLB and the borrowing line with the FRB had availability of $44,597. For each of these sources, the Bank has established an internal limit of 85% of our borrowing capacity. In addition to the committed borrowing lines, the Bank has access to several wholesale funding sources, such as, brokered CDs, a $25 million federal funds purchase limit with two correspondent banks, and the ability to bid on available funds from select deposit placement services. The Bank has established limits for each respective funding source and a collective limit on all wholesale funding sources. The Bank’s internal limit on brokered CDs is 10% of total assets. At September 30, 2025, the amount of brokered CDs outstanding was 3.96% of total assets, as compared to 3.25% at December 31, 2024. At September 30, 2025, the Bank had utilized 44.47% of its FHLB capacity, a decrease from 52.21% at December 31, 2024. The collective internal limit on all wholesale funding sources is 40% of total assets. At September 30, 2025, the Bank’s total wholesale funding sources represented 11.86% of total assets. Based on the collective internal wholesale funding limit, the Bank had the capacity to borrow an additional $438 million in wholesale funds and the available funding from the respective wholesale funding sources exceeded this amount, which provides the flexibility to utilize one source more than another due to pricing or availability.

As part of performing liquidity stress tests, the Bank monitors and evaluates the exposure to uninsured deposits. Of the Company’s $1,332,487 in total deposit balances at September 30, 2025, only 37.4%, or $498,790, were deemed uninsured as per the $250 FDIC threshold. A portion of these deposits are on behalf of public entity customers, which require the Bank to pledge securities or FHLB letters of credit to cover the amount of the deposit balance that is deemed uninsured. To the extent these deposits left the Bank, the level of unpledged securities and the borrowing capacity at the FHLB would increase or could be utilized to fund the deposit outflow. The sum of current on-balance sheet liquidity and available wholesale funding sources exceeded the balance of uninsured deposits at September 30, 2025. Included in on-balance sheet liquidity are AFS securities in an unrealized loss position. Although management does not intend to sell the securities before the recovery of its cost basis, they are a contingent resource from a liquidity perspective.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer and principal accounting officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions, as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings, individually and in the aggregate, will have a material adverse effect on its business, financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

An investment in our common shares involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our 2024 Annual Report. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common shares may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled "Risk Factors" in Part I, Item 1A of our 2024 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended September 30, 2025.

Ohio Valley did not purchase any of its shares during the three months ended September 30, 2025.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit Number	Exhibit Description

3.1
Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only – not filed with the Ohio Secretary of State]:  Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007.

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

OHIO VALLEY BANC CORP.

Date:	November 14, 2025	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Date:	November 14, 2025	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer