Form 10-K
period 2025-12-31
OHIO VALLEY BANC CORP
filed 2026-03-13
CIK 894671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
YES ☐   NO ☑
    Based on the closing sales price of $32.23 per share on June 30, 2025, the aggregate market value of the issuer’s shares held by non-affiliates on such date was $135,654,402.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by the directors and executive officers of the issuer and those held by The Ohio Valley Bank Company as trustee with respect to which The Ohio Valley Bank Company has sole or shared voting or dispositive power.
    The number of common shares of the registrant outstanding as of February 28, 2026, was 4,711,001.
Documents Incorporated By Reference:
(1)	Portions of the 2025 Annual Report to Shareholders of Ohio Valley Banc Corp. (Exhibit 13) are incorporated by reference into Part I, Items 1 and 2 and Part II, Items 5, 6, 7, 7A, 8 and 9A.

(2)	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2026, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
Business of Ohio Valley
As a financial holding company registered under the BHC Act, Ohio Valley’s primary business is community banking.  As of December 31, 2025 and 2024, Ohio Valley’s consolidated assets approximated to $1,582,654,000 and $1,503,412,000, while total shareholders’ equity approximated to $170,257,000 and $150,328,000 for the same periods, respectively.
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
Business of Bank Subsidiary
A substantial portion of Ohio Valley’s revenue is derived from cash dividends paid by the Bank.   The Bank presently has eighteen offices located in Ohio and West Virginia and all but two offer automatic teller machines (“ATMs”).  Twelve of these offices also offer drive-up services.  The Bank accounted for substantially all of Ohio Valley’s consolidated assets at December 31, 2025 and 2024.
The Bank is primarily engaged in commercial and retail banking.  The Bank is a full-service financial institution offering a blend of commercial and consumer banking services within southeastern Ohio as well as western West Virginia.  The banking services offered by the Bank include the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal and commercial loans; and the making of construction and real estate loans.  The Bank also offers individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services.  As part of its lending function, the Bank offers credit card services.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also a member of the IntraFi Network and participates in their Certificate of Deposit Account Registry program, which provides customers with the ability to secure FDIC insurance on balances in excess of the standard limitations.  In addition to originating loans, the Bank invests in United States government and agency obligations, interest-bearing deposits in other financial institutions, and other investments permitted by applicable law.

The Bank began offering trust services in 1981. The trust department acts as trustee under wills, trusts and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents.  In addition, the trust department provides a variety of investment and security services where the Bank acts as an agent on behalf of the client.  Trust services are available to all customers of the Bank.
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
Variable Interest Entities
Ohio Valley owns one special purpose entity, Ohio Valley Statutory Trust III, which has issued $8,500,000 in trust preferred securities.  Ohio Valley has issued a like amount of subordinated debentures to the Trust in exchange for the proceeds of the issuance of the trust preferred securities.  Ohio Valley used the proceeds to provide additional capital to the Bank to support growth.  Further detail on Ohio Valley Statutory Trust III is located in Ohio Valley’s 2025 Annual Report to Shareholders under “Note J – Subordinated Debentures and Trust Preferred Securities,” in the notes to the Company’s consolidated financial statements for the fiscal years ended December 31, 2025 and 2024.

Financial Information
 Financial information regarding the Company as of December 31, 2025 and 2024 and results of operations for the last two fiscal years are contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2025.
Lending Activities
The Company’s loan portfolio increased $134,193,000 to finish at $1,196,018,000 as of December 31, 2025.  The increase in total loans came primarily from both the Company’s commercial and residential real estate loan portfolios.  The loan portfolio is comprised of commercial (commercial real estate and commercial and industrial), residential real estate and consumer loans, including credit card and home equity loans.  During 2025, commercial loans increased $105,709,000, or 19.9%, while residential real estate loans increased $44,386,000, or 11.9%, partially offset by a $15,902,000, or 10.1%, decrease in consumer loans, as compared to 2024. Commercial loan growth was impacted primarily by an increase in new commercial real estate loan originations during 2025. Residential real estate loan growth was largely impacted by higher short-term adjustable-rate mortgage loan balances. The decline in consumer loans was largely impacted by decreases in automobile and other consumer loan balances during 2025. Consolidated interest and fee revenue from loans accounted for 77.84% and 73.02% of total consolidated revenues in 2025 and 2024, respectively.  The Company’s market area for lending is primarily located in southeastern Ohio and portions of western West Virginia.  The Company believes that there is no significant concentration of loans to borrowers engaged in the same or similar industries and does not have any loans to foreign entities.
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

Investment Activities
The Company’s investment policy stresses the management of the investment securities portfolio, which includes both securities held to maturity and securities available for sale, to maximize the return over the long-term in a manner that is consistent with good banking practices and relative safety of principal.  The Company’s investment portfolio is comprised of United States Government, sponsored entity, and mortgage-backed securities, as well as obligations of state and political subdivisions.  Revenues from interest and dividends on securities accounted for 10.03% and 7.17% of total consolidated revenues in 2025 and 2024, respectively.  The Company currently does not engage in trading account activity.
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

Electronic Refund Check / Electronic Refund Deposit Activities
The Company began its participation in a tax refund service in 2006 by serving as a facilitator for the clearing of tax refunds for a single tax refund product provider.  Most recently, the Bank had an agreement with a third-party to process electronic refund checks and electronic refund deposits, which agreement ended after the 2025 tax season. The Company is looking to provide these services for another tax refund product provider and presently is performing these services on a very limited basis for another provider. At this time, the revenue derived from the new provider is minimal and is not expected to replace the revenue earned from the previous provider
Competition
Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives.  The principal factors of competition for the Company’s banking business are the rates of interest charged for loans, the rates of interest paid for deposits, the fees charged for services and the availability and quality of services.  The market area for the Bank is concentrated primarily in the Gallia, Meigs, Jackson, Vinton, Pike and Lawrence Counties of Ohio, as well as the Mason and Cabell Counties of West Virginia.  Some additional business originates from the surrounding Ohio counties of Scioto, Athens and Ross, as well as Wood County of West Virginia. Competition for deposits and loans comes primarily from local banks and savings associations, although some competition is also experienced from local credit unions and insurance companies.  The Company also competes with non-financial institutions that offer financial products and services.  Some of the Company’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies.  As a result, some of these competitors may have lower cost structures.
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

Holding Company Activities
Ohio Valley is a financial holding company, which permits it to engage in activities beyond those permitted for traditional bank holding companies.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act of 1977, as amended (“CRA”).  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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
Economic Growth, Regulatory Relief and Consumer Protection Act
On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”). As a result, bank holding companies with consolidated assets of less than $100 billion, including Ohio Valley, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion from certain record-keeping, reporting and disclosure requirements.
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
Audits
FDICIA requires insured depository institutions with total assets in excess of $1 billion to have an annual independent audit made of the institution’s financial statements by an independent public accountant to verify that the financial statements of the institution are presented fairly and in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.  Effective January 1, 2026, the FDIC amended Part 363 of rules and regulations implementing FDICIA to, in part, increase the threshold requirement for insured depository institutions to obtain an independent auditor’s report on the institution’s internal control over financial reporting from $1 billion in total assets to $5 billion in total assets.

Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2025.
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
In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  At December 31, 2025, the Bank met the capital ratio requirements to be deemed “well-capitalized” according to the guidelines described above.
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

Regulations of the Federal Reserve Board generally require a financial holding company to maintain total risk-based capital of 10.0% and tier 1 risk-based capital of 6.0%.  If, however, a bank holding company satisfies the requirements of the Federal Reserve Board’s Small Bank Holding Company and Small Savings and Loan Holding Company Policy Statement (the “SBHCP”), the holding company is not required to meet the consolidated capital requirements. As amended effective in September 2018, the SBHCP requires that the holding company have assets of less than $3 billion, that it meet certain qualitative requirements, and that all of the holding company’s bank subsidiaries meet all bank capital requirements.  As of December 31, 2025, Ohio Valley was deemed to meet the SBHCP requirements and so was not required to meet consolidated capital requirements at the holding company level.
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
Executive and Incentive Compensation
Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” procedures policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement, a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards. The Company adopted its clawback policy in September 2023, which is listed as Exhibit 97 and is titled “Ohio Valley Banc Corp. Policy for the Recovery of Erroneously Awarded Compensation.”
Employees
As of December 31, 2025, Ohio Valley and its subsidiaries had approximately 269 employees and officers and 256 full-time equivalent employees and officers.  Management considers its relationship with its employees and officers to be good.
Other Information
The Bank and Loan Central may be required to make capital expenditures related to properties which they may acquire through foreclosure proceedings in the future.  However, the amount of such capital expenditures, if any, is not currently determinable.
Statistical Disclosure
The following section contains certain financial disclosures relating to Ohio Valley as required under the SEC’s Subpart 1400 of Regulation S-K, “Disclosure by Bank and Savings and Loan Registrants,” or a specific reference as to the location of the required disclosures in Ohio Valley’s 2025 Annual Report to Shareholders, which are incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.&B.
The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2025 and 2024 are incorporated herein by reference to the information appearing under the caption “Table I – Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.

C.
Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2025 and 2024 are incorporated herein by reference to the information appearing under the caption “Table II - Rate Volume Analysis of Changes in Interest Income & Expense,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.

INVESTMENT PORTFOLIO
A.
Information required by this item is incorporated herein by reference to the information appearing under the caption “Table III - Securities,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.

B.	Excluding obligations of the United States Government and its agencies, no concentration of securities exists of any issuer that is greater than 10% of shareholders’ equity of Ohio Valley.

LOAN PORTFOLIO
A.
Maturities and Sensitivities of Loans to Changes in Interest Rates - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table V - Maturity and Repricing Data of Loans,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.

ALLOWANCE FOR CREDIT LOSSES
A.&B.
Discussion of factors that influenced management in determining the amount of additions charged to provision expense is incorporated herein by reference to the information appearing under the captions “Provision Expense” and “Allowance for Credit Losses” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.

Allocation of the Allowance for Credit Losses - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VI - Allocation of the Allowance for Credit Losses,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.
Credit ratios – Information required by this item is incorporated herein by reference to the information appearing under the caption “Table VII – Credit Ratios,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.

DEPOSITS
A.
Deposit Summary - Information required by this item is incorporated herein by reference to the information appearing under the caption “Table I - Consolidated Average Balance Sheet & Analysis of Net Interest Income,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.

C.&D.	Foreign Deposits - There were no foreign deposits outstanding at December 31, 2025 or 2024.

E.	Uninsured Deposits – Uninsured deposits were estimated at $473,108 and $504,903 at December 31, 2025 and December 31, 2024, respectively.

F.	Schedule of Maturities - The following table provides the uninsured portion of time deposits at December 31, 2025, with a maturity of:

December 31, 2025		Over	Over
(dollars in thousands)	3 months	3 through	6 through	Over
	or less	6 months	12 months	12 months

Total uninsured time deposits	$18,407	$38,588	$26,877	$11,681

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
We target our business development and marketing strategy largely to serve the banking and financial services needs of small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger companies.  If general economic conditions negatively impact our primary Ohio and West Virginia markets, our results of operations and financial condition may be negatively affected.

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
We are subject to periodic reviews from state and federal regulators, which may impact our operations and our financial condition.  As part of the regulatory review, financial assets measured at amortized cost (loans and securities), off-balance sheet credit exposures, and the allowance for credit losses are evaluated. As a result, the expected credit loss identified could change and may require us to increase our provision for credit losses. This could be impacted by increases in asset risk coming from declines in asset quality, loan loss experience, and other relevant economic factors.  Any increase in our allowance for credit losses as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.  Findings of deficiencies in compliance with regulations could result in restrictions on our activities or even a loss in our financial holding company status.
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
Commercial and commercial real estate loans comprise a significant portion of our loan portfolio.  Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn.  Since our loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and ultimately could have a material adverse effect on our earnings and financial condition.  We may also have concentrated credit exposure to a particular industry, resulting in a risk of a material adverse effect on our earnings or financial condition if there is an event adversely affecting that industry.
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
Operational system failures and service interruptions.  We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our dependence upon automated systems to record and process the Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  Our inability to use these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.
Third-party service provider and vendor risks. We could also be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  We are further exposed to the risk that third-party service providers may be unable to fulfill their contractual obligations or will be affected by the same risks as the Bank has.  These disruptions may interfere with service to the Bank’s customers, cause additional regulatory scrutiny and result in a financial loss or liability.  We are also at risk of the impact of natural disasters, terrorism, and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. Further, we may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties.  Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations.

Employee errors, misconduct, and fraud. Employees could engage in fraudulent, improper, or unauthorized activities on behalf of clients or improper use of confidential information.  We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases.  Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.
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
Cyber-attacks and data security breaches. Management cannot be certain that the security controls we have adopted will prevent unauthorized access to our computer systems or those of our third-party service providers, whom we require to maintain similar controls. A security breach of the computer systems and loss of confidential information, such as customer account numbers or personal information, could result in a loss of customers’ confidence and, thus, loss of business.  In addition, unauthorized access to or use of sensitive data could subject us to litigation and liability and costs to prevent further such occurrences.
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
Our primary funding and liquidity source to support our business strategies is a stable customer deposit base. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, banking industry conditions that can impact customers perceptions of the safety and soundness of the banking industry generally or of specific financial institutions, and general economic conditions. In addition, a significant portion of our deposits are not insured above applicable FDIC limits. Uninsured depositors, including certain commercial and public‑sector depositors, may be more likely to withdraw funds rapidly in response to adverse news about us or the banking industry generally, or in response to perceived or actual market stress. Rapid or unexpected withdrawals of uninsured deposits could materially increase our funding costs or adversely affect our liquidity position and financial condition. If our deposit levels fall, we could lose a relatively low-cost source of funding, and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as lines of credit with both the Federal Home Loan Bank of Cincinnati (“FHLB”) and FRB, brokered CDs, a federal funds line with a correspondent bank, and available funds from select deposit placement services. Although the Bank has historically been able to replace maturing deposits and advances, no assurance can be given that the Bank would be able to replace such funds in the future if our financial condition were to change. If we are required to rely more heavily on more expensive funding sources to support asset growth, our revenues may not increase proportionately to cover our costs, which would have a negative impact to profitability and the net interest margin.

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
Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the adequacy of an institution’s allowance for credit losses and the ability to complete acquisitions.  Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or market area.
Changes in accounting standards, policies, estimates or procedures could impact our reported financial condition or results of operations.
Entities that set generally applicable accounting standards, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, and other regulatory boards, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the restatement of our financial statements for prior periods.
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

Notwithstanding the strength of Ohio Valley’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Ohio Valley has not detected a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, nor any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect its business strategy, results of operations or financial condition. Ohio Valley’s systems and those of its customers and third-party service providers are under constant threat, and it is possible that Ohio Valley could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our customers.

ITEM 2 - PROPERTIES
The principal executive offices of Ohio Valley and the Bank are located at 420 Third Avenue, Gallipolis, Ohio.  The Bank owns twelve financial service centers located in Gallipolis and Rio Grande (Gallia Co.), Jackson, Oak Hill, and Wellston (Jackson Co.), and Waverly (Pike Co.) in Ohio; and Point Pleasant and Mason (Mason Co.), and Milton and Barboursville (Cabell Co.) in West Virginia. The Bank leases six additional financial service centers located in Gallipolis (Gallia Co.), Athens (Athens Co.), and Ironton (Lawrence Co.) in Ohio; and Point Pleasant (Mason Co.), and Parkersburg (Wood Co.) in West Virginia. The Bank also owns and operates thirty-seven ATMs, including twenty-one off-site ATMs.  Furthermore, the Bank owns three facilities in Gallipolis (Gallia Co.), Ohio, which are used for additional office space.  The Bank also owns a facility in Gallipolis (Gallia Co.) in Ohio; and a facility in Point Pleasant (Mason Co.) in West Virginia, which are all leased to third parties.

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
Management considers all of these properties to be satisfactory for the Company’s current operations.  The Bank and Loan Central’s leased facilities are all subject to commercially standard leasing arrangements.
Information concerning the value of the Company’s owned and leased real property and a summary of future lease payments is contained in “Note D – Premises and Equipment” and “Note E – Leases” of the notes to the Company’s financial statements for the fiscal year ended December 31, 2025, located in Ohio Valley’s 2025 Annual Report to Shareholders.
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
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ohio Valley’s common shares are traded on The NASDAQ Stock Market under the symbol “OVBC,” and were held of record by approximately 2,045 shareholders as of February 28, 2026.
The payment of future cash dividends is at the discretion of our Board of Directors. The Company plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Regulation section in Item 1 above. For further information, see “Note P - Regulatory Matters” of the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025 located in Ohio Valley’s 2025 Annual Report to Shareholders.
ISSUER PURCHASES OF SECURITIES
Ohio Valley did not sell any unregistered equity securities during the three months ended December 31, 2025.

Ohio Valley did not purchase any of its common shares during the three months ended December 31, 2025.
ITEM 6 - [Reserved]
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required under this Item 7 by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Ohio Valley’s 2025 Annual Report to Shareholders.
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Ohio Valley’s consolidated financial statements and related notes are listed below and incorporated herein by reference to Ohio Valley’s 2025 Annual Report to Shareholders.  The supplementary data located under the captions “Report of Independent Registered Public Accounting Firm” located in Ohio Valley’s 2025 Annual Report to Shareholders is also incorporated herein by reference.
Consolidated Statements of Condition as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer) of Ohio Valley, Ohio Valley's management has evaluated the effectiveness of Ohio Valley's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2025, in ensuring that the information required to be disclosed by Ohio Valley in the reports that Ohio Valley files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
“Management’s Report on Internal Control Over Financial Reporting” located in Ohio Valley’s 2025 Annual Report to Shareholders is incorporated into this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
There was no change in Ohio Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Ohio Valley's fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, Ohio Valley's internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
(a)	None.
(b)	None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 by Items 401, 405, and 407(d)(4) and (d)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented in Ohio Valley’s definitive proxy statement relating to the annual meeting of shareholders of Ohio Valley to be held on May 13, 2026 (the “2026 Proxy Statement”), under the captions “Proxy Item 1:  Election of Directors,” and “Compensation of Executive Officers and Directors” of the 2026 Proxy Statement.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information required under this Item 11 by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Compensation of Executive Officers and Directors” (excluding the information under the heading Pay Versus Performance Table) and “Proxy Item 1: Election of Directors – Committees of the Board – Compensation and Management Succession Committee” of the 2026 Proxy Statement; provided, however, that the pay versus performance disclosure included in the 2026 Proxy Statement in response to Item 402(v) of Regulation S-K shall not be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item 12 by Item 403 of SEC Regulation S-K is incorporated herein by reference to the information presented under the caption “Ownership of Certain Beneficial Owners and Management” of the 2026 Proxy Statement.
Ohio Valley does not maintain any equity compensation plans requiring disclosure pursuant to Item 201(d) of SEC Regulation S-K.
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE
The information required under this Item 13 by Item 404 and Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information presented under the captions “Certain Relationships and Related Transactions” and “Proxy Item 1:  Election of Directors” of the 2026 Proxy Statement.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 by Item 9(e) of Schedule 14A is incorporated herein by reference to the information presented under the captions “Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “Services Rendered by Independent Registered Public Accounting Firm” of the 2026 Proxy Statement.
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A. (1) Financial Statements
The following consolidated financial statements of Ohio Valley appear in the 2025 Annual Report to Shareholders, Exhibit 13, and are specifically incorporated herein by reference under Item 8 of this Form 10-K:
Consolidated Statements of Condition as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
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

10.6(g)*
Schedule A to Exhibit 10.6(c) identifying other identical Amendment to the Ohio Valley Bank Company Executive Deferred Compensation Agreement between The Ohio Valley Bank Company and named executive officers of Ohio Valley Banc Corp.: Incorporated herein by reference to Exhibit 10.6(g) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 (File No. 000-20914).

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

10.21*
The Ohio Valley Bank Company Director Retirement Agreement, dated October 28, 2024, between Seth I. Michael and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.21 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2024 (File No. 000-20914).

10.22*
The Ohio Valley Bank Company Director Deferred Fee Agreement, dated October 28, 2024, between Seth I. Michael and The Ohio Valley Bank Company: Incorporated herein by reference to Exhibit 10.22 to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2024 (File No. 000-20914).

13
Ohio Valley’s Annual Report to Shareholders for the fiscal year ended December 31, 2025: Filed herewith. (Not deemed filed except for portions thereof specifically incorporated by reference into this Annual Report on Form 10-K.)

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

* Compensatory plan or arrangement.
# Attached as Exhibit 101 to Ohio Valley’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ohio Valley has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OHIO VALLEY BANC CORP.
Date:	March 13, 2026	By:	/s/Larry E. Miller, II
Larry E. Miller, II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2026 by the following persons on behalf of Ohio Valley and in the capacities indicated.

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