Form 10-Q
period 2026-03-31
OHIO VALLEY BANC CORP
filed 2026-05-15
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of common shares, without par value, of the registrant outstanding as of  May 14, 2026 was 4,711,001.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
Cash and noninterest-bearing deposits with banks	$16,255	$14,845
Interest-bearing deposits with banks	109,072	31,052
Total cash and cash equivalents	125,327	45,897

Securities available for sale	251,439	253,906
Securities held to maturity, net of allowance for credit losses of $1 in 2026 and 2025	5,435	5,452
Restricted investments in bank stocks	5,258	5,258

Total loans	1,214,814	1,196,018
Less: Allowance for credit losses	(12,943)	(11,519)
Net loans	1,201,871	1,184,499

Premises and equipment, net	20,501	20,509
Premises and equipment held for sale, net	395	400
Accrued interest receivable	5,535	5,476
Goodwill	7,319	7,319
Bank owned life insurance and annuity assets	42,606	43,305
Operating lease right-of-use asset, net	876	923
Deferred tax assets	6,252	5,621
Other assets	4,688	4,089
Total assets	$1,677,502	$1,582,654

LIABILITIES
Noninterest-bearing deposits	$332,760	$314,131
Interest-bearing deposits	1,090,914	1,015,536
Total deposits	1,423,674	1,329,667

Other borrowed funds	43,529	44,848
Subordinated debentures	8,500	8,500
Operating lease liability	876	923
Allowance for credit losses on off-balance sheet commitments	791	871
Other liabilities	28,852	27,588
Total liabilities	1,506,222	1,412,397

CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 5,490,995 shares issued)	5,491	5,491
Additional paid-in capital	52,321	52,321
Retained earnings	136,220	133,007
Accumulated other comprehensive income (loss)	(4,059)	(1,869)
Treasury stock, at cost (779,994 shares)	(18,693)	(18,693)
Total shareholders’ equity	171,280	170,257
Total liabilities and shareholders’ equity	$1,677,502	$1,582,654

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2026	2025

Interest and dividend income:
Loans, including fees	$19,404	$16,695
Securities
Taxable	2,375	2,155
Tax exempt	26	28
Dividends	88	96
Interest-bearing deposits with banks	582	826
	22,475	19,800

Interest expense:
Deposits	7,031	6,133
Other borrowed funds	436	393
Subordinated debentures	120	134
	7,587	6,660
Net interest income	14,888	13,140
Provision for (recovery of) credit losses	1,622	416
Net interest income after provision for credit losses	13,266	12,724

Noninterest income:
Service charges on deposit accounts	745	720
Trust fees	92	103
Income from bank owned life insurance and annuity assets	378	240
Mortgage banking income	37	37
Electronic refund check / deposit fees	-	540
Debit / credit card interchange income	1,235	1,149
Tax preparation fees	608	596
Other	193	261
	3,288	3,646
Noninterest expense:
Salaries and employee benefits	6,347	6,012
Occupancy	524	521
Furniture and equipment	318	350
Professional fees	473	500
Marketing expense	280	279
FDIC insurance	241	183
Data processing	911	925
Software	673	541
Other	1,534	1,507
	11,301	10,818

Income before income taxes	5,253	5,552
Provision for income taxes	956	1,146

NET INCOME	$4,297	$4,406

Earnings per share	$0.91	$0.94

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2026	2025

Net Income	$4,297	$4,406

Other comprehensive income (loss):
Change in unrealized (loss) gain on available for sale securities	(2,810)	2,589
Related tax benefit (expense)	620	(571)
Total other comprehensive (loss) income, net of tax	(2,190)	2,018

Total comprehensive income	$2,107	$6,424

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

Quarter-to-date	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2026	$5,491	$52,321	$133,007	$(1,869)	$(18,693)	$170,257
Net income	—	—	4,297	—	—	4,297
Other comprehensive income (loss), net	—	—	—	(2,190)	—	(2,190)
Cash dividends, $0.23 per share	—	—	(1,084)	—	—	(1,084)
Balance at March 31, 2026	$5,491	$52,321	$136,220	$(4,059)	$(18,693)	$171,280

Balance at January 1, 2025	$5,491	$52,321	$121,693	$(10,484)	$(18,693)	$150,328
Net income	—	—	4,406	—	—	4,406
Other comprehensive income (loss), net	—	—	—	2,018	—	2,018
Cash dividends, $0.22 per share	—	—	(1,037)	—	—	(1,037)
Balance at March 31, 2025	$5,491	$52,321	$125,062	$(8,466)	$(18,693)	$155,715

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2026	2025

Net cash provided by operating activities	$7,190	$496

Investing activities:
Proceeds from maturities and paydowns of securities available for sale	44,666	39,480
Purchases of securities available for sale	(44,677)	(27,482)
Proceeds from calls and maturities of securities held to maturity	15	515
Net change in loans	(19,038)	18,139
Purchases of premises and equipment	(387)	(358)
Withdrawals from bank owned life insurance and annuity asset	57	57
Net cash (used in) provided by investing activities	(19,364)	30,351

Financing activities:
Change in deposits	94,007	8,991
Cash dividends	(1,084)	(1,037)
Repayment of Federal Home Loan Bank borrowings	(1,354)	(1,383)
Change in other short-term borrowings	35	83
Net cash provided by financing activities	91,604	6,654

Change in cash and cash equivalents	79,430	37,501
Cash and cash equivalents at beginning of period	45,897	83,107
Cash and cash equivalents at end of period	$125,327	$120,608

Supplemental disclosure:
Cash paid for interest	$5,400	$6,562
Proceeds from bank owned life insurance and annuity assets not settled	1,020	—

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2026, and its results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2026.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2025, filed with the SEC on March 13, 2026 (the “2025 Annual Report”), contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Our chief operating decision maker, which is our Chief Executive Officer, evaluates interest and noninterest income streams and credit losses from our various products and services, while expense activities, including interest expense and noninterest expense, are managed, and financial performance is evaluated, on a Company-wide basis. As a result, detailed profitability information for each interest and noninterest income stream is not used by our chief operating decision maker to allocate resources or in assessing performance. Rather, our chief operating decision maker uses consolidated net income to assess performance by comparing it to and monitoring against budgeted and prior year results. This information is used to manage resources to drive business and net income growth, including investment in key strategic priorities, as well as determining our ability to return capital to shareholders. Segment assets represent total assets on our Consolidated Balance Sheets and segment net income represents net income on our Consolidated Statements of Income..

NEW ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION: In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement to be presented in a tabular format in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This update amends the guidance in Accounting Standards Codification (“ASC”) Topic 326 to improve the accounting for acquired loans. The amendments expand the population of acquired financial assets subject to the “gross-up” approach to include certain loans acquired without evidence of significant credit deterioration that meet the definition of “purchased seasoned loans.” Under this approach, an allowance for expected credit losses is recognized at the acquisition date as an adjustment to the amortized cost basis of the asset, rather than through credit loss expense. The amendments are intended to improve comparability and better reflect the economics of acquired loans by eliminating the recognition of a Day 1 credit loss expense for such assets. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and should be applied prospectively to loans acquired after the adoption date. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-08 on its consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2025, the FASB issued ASU No. 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update amends the guidance in ASC Topic 270 to improve the clarity and usability of interim reporting requirements. The amendments are intended to enhance the navigability of interim disclosure requirements and clarify the applicability of Topic 270. The ASU provides a comprehensive list of disclosures required in interim periods under US GAAP and introduces a disclosure principle requiring entities to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also clarify the form and content of interim financial statements. The guidance is not intended to change the fundamental nature of interim reporting or significantly expand or reduce existing disclosure requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for all other entities. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025‑11 on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025‑12, Codification Improvements. This update is part of the FASB’s ongoing project to make incremental improvements to US GAAP and includes amendments to correct errors, clarify guidance, and improve consistency across various topics within the ASC. The amendments in ASU 2025‑12 affect multiple areas of US GAAP, including, but not limited to, earnings per share, lease accounting, transfers and servicing, and equity method investments. The changes are generally intended to enhance the clarity and operability of existing guidance and are not expected to have a significant impact on accounting practice for most entities. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025‑12 on its consolidated financial statements.

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

Management made the accounting policy election to exclude accrued interest receivable from the estimate of credit losses. Accrued interest receivable on AFS debt securities totaled $917 at March 31, 2026 and $1,330 at December 31, 2025.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. At March 31, 2026 and December 31, 2025, there was no ACL related to AFS debt securities.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Management classifies the HTM portfolio into two major security types: Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  At March 31, 2026, the ACL related to HTM debt securities was $1, unchanged from December 31, 2025. Furthermore, there was no corresponding provision expense during the three months ended March 31, 2026 and 2025.

Management made the accounting policy election to exclude accrued interest receivable from the estimate of credit losses. Accrued interest receivable on HTM debt securities totaled $37 at March 31, 2026 and $13 at December 31, 2025.

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

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market. These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days. Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of March 31, 2026 and December 31, 2025, there were no loans held for sale by the Bank.

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

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. In defining historical loss rates and the prepayment rates and curtailment rates used to determine the expected life of loans, the use of regional and national peer data was used. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment, referred to above as “Loss Driver”, is based on the national unemployment rate and the national gross domestic product forecast for the first year. For periods beyond our reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a two-year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the volume and severity of past due loans, the value of underlying collateral for collateral dependent loans, the existence of and changes in concentrations and other external factors. Each factor is assigned a value to reflect improving, stable, or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower, or the extension of renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. Accrued interest receivable on loans totaled $4,401 at March 31, 2026 and $4,111 at December 31, 2025. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.

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

At March 31, 2026, there was $12,943 in the ACL related to loans, compared to $11,519 at December 31, 2025. This resulted in corresponding provision expense of $1,702 during the three months ended March 31, 2026, compared to $476 during the three months ended March 31, 2025.

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

Commercial real estate: Portfolio segment consists of nonfarm, nonresidential loans secured by owner-occupied and nonowner-occupied commercial real estate as well as commercial construction loans. An owner-occupied loan relates to a borrower-purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans that are dependent on cash flows from operations can be adversely affected by current market conditions for their product or service. A nonowner-occupied loan is a property loan for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. Nonowner-occupied loans that are dependent upon rental income are primarily impacted by the level of interest rates associated with the debt and to local economic conditions, which dictate occupancy rates and the amount of rent charged. The increase in debt service due to higher interest rates may not be able to be passed on to tenants. As part of the origination process, loan interest rates and occupancy rates are stressed to determine the impact on the borrower’s ability to maintain adequate debt service under different economic conditions. Furthermore, the Company monitors the concentration in any one industry and has established limits relative to capital. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant a change in our underwriting standards. Commercial construction loans consist of borrowings to purchase and develop raw land into 1-4 family residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value that may be absorbed by the Company.

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

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2026, there was $791 in the ACL related to off-balance sheet credit exposures, compared to $871 at December 31, 2025. This resulted in corresponding provision expense recoveries of $80 and $60 during the three months ended March 31, 2026 and 2025, respectively.

EARNINGS PER SHARE: Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the quarter. The weighted average common shares outstanding were 4,711,001 for both the three months ended March 31, 2026 and 2025. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. In some instances, fair value adjustments can be made based on a quoted price from an observable input, such as a purchase agreement.  Such adjustments would be classified as a Level 2 classification.
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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$86,233	$—	$—
U.S. Government sponsored entity securities	—	5,098	—
Agency mortgage-backed securities, residential	—	160,108	—
Interest rate swap derivatives	—	767	—

Liabilities:
Interest rate swap derivatives	—	(767)	—

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government securities	$86,779	$—	$—
U.S. Government sponsored entity securities	—	5,124	—
Agency mortgage-backed securities, residential	—	162,003	—
Interest rate swap derivatives	—	754	—

Liabilities:
Interest rate swap derivatives	—	(754)	—

There were no transfers into or out of Level 3 during the periods ended March 31, 2026 or 2025.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2025. Assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2026 are summarized below:

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Individually evaluated collateral dependent loans:
Commercial real estate:
Owner-occupied	$—	$—	$3,900
Nonowner-occupied	—	—	4,938

At March 31, 2026, the recorded investment of individually evaluated collateral dependent loans measured for impairment using the fair value of collateral totaled $10,869, with a corresponding valuation allowance of $2,031, resulting in an increase of $2,031 in provision expense during the three months ended March 31, 2026, with no corresponding charge-offs recognized. This is compared to no impact to provision expense during the three months ended March 31, 2025.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

There were no financial instruments measured at fair value on a non-recurring basis at December 31, 2025. The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2026:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Individually evaluated collateral dependent loans:		1		1
Commercial real estate loans:
Owner-occupied	$3,900	Sales approach	Adjustment to comparables	0% to 0.21%	0.09%
Nonowner-occupied	4,938	Income approach	Capitalization rate	8%	8%

The carrying amounts and estimated fair values of financial instruments at March 31, 2026 and December 31, 2025 are as follows:

	Carrying	Fair Value Measurements at March 31, 2026 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$125,327	$125,327	$—	$—	$125,327
Securities available for sale	251,439	86,233	165,206	—	251,439
Securities held to maturity	5,435	—	2,960	2,058	5,018
Loans, net	1,201,871	—	—	1,190,836	1,190,836
Interest rate swap derivatives	767	—	767	—	767
Accrued interest receivable	5,535	—	1,116	4,419	5,535

Financial liabilities:
Deposits	1,423,674	878,615	545,468	—	1,424,083
Other borrowed funds	43,529	—	43,000	—	43,000
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	767	—	767	—	767
Accrued interest payable	8,749	—	8,749	—	8,749

	Carrying	Fair Value Measurements at December 31, 2025 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$45,897	$45,897	$—	$—	$45,897
Securities available for sale	253,906	86,779	167,127	—	253,906
Securities held to maturity	5,452	—	2,963	2,111	5,074
Loans, net	1,184,499	—	—	1,171,189	1,171,189
Interest rate swap derivatives	754	—	754	—	754
Accrued interest receivable	5,476	—	1,357	4,119	5,476

Financial liabilities:
Deposits	1,329,667	839,931	490,970	—	1,330,901
Other borrowed funds	44,848	—	44,386	—	44,386
Subordinated debentures	8,500	—	8,500	—	8,500
Interest rate swap derivatives	754	—	754	—	754
Accrued interest payable	6,584	-	6,584	—	6,584

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities AFS and securities HTM at March 31, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
U.S. Government securities	$86,295	$209	$(271)	$86,233
U.S. Government sponsored entity securities	5,336	—	(238)	5,098
Agency mortgage-backed securities, residential	165,015	117	(5,024)	160,108
Total securities	$256,646	$326	$(5,533)	$251,439

December 31, 2025
U.S. Government securities	$86,442	$575	$(238)	$86,779
U.S. Government sponsored entity securities	5,336	—	(212)	5,124
Agency mortgage-backed securities, residential	164,525	768	(3,290)	162,003
Total securities	$256,303	$1,343	$(3,740)	$253,906

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2026
Obligations of states and political subdivisions	$5,436	$—	$(418)	$5,018	$(1)
Total securities	$5,436	$—	$(418)	$5,018	$(1)

December 31, 2025
Obligations of states and political subdivisions	$5,453	$-	$(379)	$5,074	$(1)
Total securities	$5,453	$-	$(379)	$5,074	$(1)

The amortized cost and estimated fair value of debt securities at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities.  Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
Debt Securities:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$56,954	$56,702	$632	$622
Due in over one to five years	34,677	34,629	2,650	2,515
Due in over five to ten years	—	—	325	266
Due after ten years	—	—	1,829	1,615
Agency mortgage-backed securities, residential	165,015	160,108	-	-
Total debt securities	$256,646	$251,439	$5,436	$5,018

There were no sales of securities during the three months ended March 31, 2026 and 2025.

Debt securities with a carrying value of approximately $176,175 at March 31, 2026 and $195,245 at December 31, 2025, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)

The following table summarizes debt securities AFS in an unrealized loss position for which an ACL losses has not been recorded at March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2026	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$41,975	$(92)	$11,823	$(179)	$53,798	$(271)
U.S. Government sponsored entity securities	—	—	5,098	(238)	5,098	(238)
Agency mortgage-backed
securities, residential	80,646	(1,579)	43,381	(3,445)	124,027	(5,024)
Total available for sale	$122,621	$(1,671)	$60,302	$(3,862)	$182,923	$(5,533)

December 31, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government securities	$—	$—	$16,755	$(238)	$16,755	$(238)
U.S. Government sponsored entity securities	—	—	5,124	(212)	5,124	(212)
Agency mortgage-backed securities, residential	35,475	(154)	46,121	(3,136)	81,596	(3,290)
Total available for sale	$35,475	$(154)	$68,000	$(3,586)	$103,475	$(3,740)

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

At March 31, 2026, the Company had 64 AFS debt securities in an unrealized position without an ACL, of which 7 were from U.S. Government securities, 2 were from U.S. Government sponsored entity securities, and 55 were from Agency mortgage-backed residential securities. Comparatively at December 31, 2025, the Company had 53 AFS debt securities in an unrealized position without an ACL, of which 3 were from U.S. Government securities, 2 were from U.S. Government sponsored entity securities, and 48 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2026 and December 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and, therefore, the Company carried no ACL on AFS debt securities at March 31, 2026 and December 31, 2025.

NOTE 3 – SECURITIES (Continued)

The following table presents the activity in the ACL for HTM debt securities:

Held to Maturity Debt Securities	Three months ended March 31, 2026	Three months ended March 31, 2025
Allowance for credit losses:
Beginning balance	$1	$1
Provision for (recovery of) credit loss expense	—	—
Allowance for credit losses ending balance	$1	$1

The Company’s HTM securities consist of obligations of states and political subdivisions. The ACL on HTM securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At March 31, 2026, there were no past due principal and interest payments related to HTM securities. During the first quarter of 2026 and 2025, the cumulative loss rate remained at 0.02%, resulting in no change to provision expense during the three months ended March 31, 2026 and 2025.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	March 31, 2026	December 31, 2025

Residential real estate	$423,761	$417,920
Commercial real estate:
Owner-occupied	110,974	114,724
Nonowner-occupied	283,290	269,285
Construction	89,979	86,028
Commercial and industrial	170,857	167,099
Consumer:
Automobile	34,401	37,277
Home equity	51,883	50,605
Other	49,669	53,080
	1,214,814	1,196,018
Less: Allowance for credit losses	(12,943)	(11,519)

Loans, net	$1,201,871	$1,184,499

At March 31, 2026 and December 31, 2025, net deferred loan origination fees were $474 and $357, respectively. At March 31, 2026 and December 31, 2025, net unamortized loan purchase discounts were $869 and $833, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2026 and December 31, 2025:

March 31, 2026	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$228	$—	$1,879	$1,879
Commercial real estate:
Owner-occupied	—	679	4,410	5,089
Nonowner-occupied	106	3,860	6,203	10,063
Construction	—	—	—	—
Commercial and industrial	812	1,173	6	1,179
Consumer:
Automobile	27	—	205	205
Home equity	—	24	187	211
Other	14	—	65	65
Total	$1,187	$5,736	$12,955	$18,691

December 31, 2025	Loans Past Due 90 Days And Still Accruing	Nonaccrual Loans With No ACL	Nonaccrual Loans With an ACL	Total Nonaccrual Loans

Residential real estate	$—	$324	$1,758	$2,082
Commercial real estate:
Owner-occupied	—	679	—	679
Nonowner-occupied	—	4,956	214	5,170
Construction	—	6,000	—	6,000
Commercial and industrial	1,171	942	8	950
Consumer:
Automobile	75	—	172	172
Home equity	—	24	294	318
Other	12	—	103	103
Total	$1,258	$12,925	$2,549	$15,474

The Company recognized $8 and $18 of interest income in nonaccrual loans during the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of March 31, 2026 and December 31, 2025:

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$3,984	$600	$740	$5,324	$418,437	$423,761
Commercial real estate:
Owner-occupied	202	155	5,089	5,446	105,528	110,974
Nonowner-occupied	869	—	6,106	6,975	276,315	283,290
Construction	87	612	—	699	89,280	89,979
Commercial and industrial	929	5,564	1,985	8,478	162,379	170,857
Consumer:
Automobile	635	279	124	1,038	33,363	34,401
Home equity	521	50	148	719	51,164	51,883
Other	420	102	54	576	49,093	49,669
Total	$7,647	$7,362	$14,246	$29,255	$1,185,559	$1,214,814

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate	$4,656	$1,523	$570	$6,749	$411,171	$417,920
Commercial real estate:
Owner-occupied	672	4,711	679	6,062	108,662	114,724
Nonowner-occupied	—	—	—	—	269,285	269,285
Construction	—	—	6,000	6,000	80,028	86,028
Commercial and industrial	248	35	2,113	2,396	164,703	167,099
Consumer:
Automobile	918	327	122	1,367	35,910	37,277
Home equity	194	64	149	407	50,198	50,605
Other	581	225	52	858	52,222	53,080
Total	$7,269	$6,885	$9,685	$23,839	$1,172,179	$1,196,018

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

As of March 31, 2026 and December 31, 2025, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$250	$31,838	$13,202	$17,653	$6,433	$20,853	$3,822	$94,051
Special Mention	—	—	—	—	—	11,680	—	11,680
Substandard	—	—	—	—	—	5,143	100	5,243
Doubtful	—	—	—	—	—	—	—	—
Total	$250	$31,838	$13,202	$17,653	$6,433	$37,676	$3,922	$110,974

Current Period gross charge-offs	$—	$—	$—	$6	$—	$49	$—	$55

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$9,287	$57,020	$36,017	$26,912	$38,080	$99,157	$6,851	$273,324
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,860	6,106	—	—	9,966
Doubtful	—	—	—	—	—	—	—	—
Total	$9,287	$57,020	$36,017	$30,772	$44,186	$99,157	$6,851	$283,290

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$4,731	$38,736	$12,937	$9,300	$14,182	$3,407	$5,384	$88,677
Special Mention	—	—	—	—	—	14	—	14
Substandard	—	—	—	612	—	—	676	1,288
Doubtful	—	—	—	—	—	—	—	—
Total	$4,731	$38,736	$12,937	$9,912	$14,182	$3,421	$6,060	$89,979

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$4,199	$27,300	$8,271	$5,595	$19,362	$60,082	$31,963	$156,772
Special Mention	—	—	—	—	—	—	2,181	2,181
Substandard	—	—	380	98	32	6,252	5,142	11,904
Doubtful	—	—	—	—	—	—	—	—
Total	$4,199	$27,300	$8,651	$5,693	$19,394	$66,334	$39,286	$170,857

Current Period gross charge-offs	$—	$—	$—	$2	$—	$1	$—	$3

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$33,907	$13,312	$18,663	$6,468	$5,279	$15,235	$1,574	$94,438
Special Mention	—	—	—	—	12,260	—	—	12,260
Substandard	—	—	—	—	4,191	2,036	1,799	8,026
Doubtful	—	—	—	—	—	—	—	—
Total	$33,907	$13,312	$18,663	$6,468	$21,730	$17,271	$3,373	$114,724

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$54,962	$35,753	$25,438	$37,616	$29,092	$68,754	$6,932	$258,547
Special Mention	—	—	1,603	—	—	—	—	1,603
Substandard	—	—	4,956	963	—	3,216	—	9,135
Doubtful	—	—	—	—	—	—	—	—
Total	$54,962	$35,753	$31,997	$38,579	$29,092	$71,970	$6,932	$269,285

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$34,799	$12,252	$9,561	$14,222	$1,203	$2,384	$4,300	$78,721
Special Mention	—	—	—	—	—	19	—	19
Substandard	—	—	612	6,000	—	—	676	7,288
Doubtful	—	—	—	—	—	—	—	—
Total	$34,799	$12,252	$10,173	$20,222	$1,203	$2,403	$4,976	$86,028

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$28,717	$8,759	$5,519	$20,266	$22,949	$38,192	$27,598	$152,000
Special Mention	—	—	—	—	—	—	2,550	2,550
Substandard	—	380	469	33	141	6,293	5,233	12,549
Doubtful	—	—	—	—	—	—	—	—
Total	$28,717	$9,139	$5,988	$20,299	$23,090	$44,485	$35,381	$167,099

Current Period gross charge-offs	$—	$45	$—	$12	$58	$—	$45	$160

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of March 31, 2026 and December 31, 2025:

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$19,543	$73,749	$62,733	$49,526	$33,349	$156,391	$26,363	$421,654
Nonperforming	—	—	317	177	617	996	—	2,107
Total	$19,543	$73,749	$63,050	$49,703	$33,966	$157,387	$26,363	$423,761

Current Period gross charge-offs	$—	$—	$48	$—	$—	$24	$—	$72

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$2,760	$9,249	$6,803	$8,228	$5,574	$1,555	$—	$34,169
Nonperforming	—	44	35	60	82	11	—	232
Total	$2,760	$9,293	$6,838	$8,288	$5,656	$1,566	$—	$34,401

Current Period gross charge-offs	$—	$23	$69	$43	$37	$2	$—	$174

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$—	$—	$—	$—	$66	$—	$51,606	$51,672
Nonperforming	—	—	—	—	—	—	211	211
Total	$—	$—	$—	$—	$66	$—	$51,817	$51,883

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$3,774	$14,330	$5,324	$5,219	$3,973	$4,040	$12,930	$49,590
Nonperforming	—	10	33	19	8	9	—	79
Total	$3,774	$14,340	$5,357	$5,238	$3,981	$4,049	$12,930	$49,669

Current Period gross charge-offs	$224	$14	$34	$22	$9	$7	$45	$355

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$70,687	$63,505	$51,608	$34,817	$41,803	$119,416	$34,002	$415,838
Nonperforming	—	415	201	430	26	1,010	—	2,082
Total	$70,687	$63,920	$51,809	$35,247	$41,829	$120,426	$34,002	$417,920

Current Period gross charge-offs	$—	$100	$—	$15	$23	$15	$—	$153

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$10,413	$7,814	$9,907	$6,831	$1,672	$393	$—	$37,030
Nonperforming	32	63	46	106	—	—	—	247
Total	$10,445	$7,877	$9,953	$6,937	$1,672	$393	$—	$37,277

Current Period gross charge-offs	$34	$251	$338	$118	$12	$16	$—	$769

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$—	$4	$19	$—	$100	$140	$50,024	$50,287
Nonperforming	—	—	—	—	—	—	318	318
Total	$—	$4	$19	$—	$100	$140	$50,342	$50,605

Current Period gross charge-offs	$—	$—	$—	$—	$—	$—	$31	$31

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$11,889	$12,012	$6,005	$4,696	$3,425	$1,535	$13,403	$52,965
Nonperforming	3	40	23	23	7	19	—	115
Total	$11,892	$12,052	$6,028	$4,719	$3,432	$1,554	$13,403	$53,080

Current Period gross charge-offs	$346	$148	$162	$76	$73	$29	$376	$1,210

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia.  Approximately 3.68% of total loans were unsecured at March 31, 2026, down from 3.73% at December 31, 2025.

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

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the three months ended March 31, 2026 and 2025, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025:

March 31, 2026	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,793	$5,331	$1,738	$1,657	$11,519
Provision for credit losses	(421)	1,999	(101)	225	1,702
Loans charged-off	(72)	(55)	(3)	(529)	(659)
Recoveries	16	—	16	349	381
Total ending allowance balance	$2,316	$7,275	$1,650	$1,702	$12,943

March 31, 2025	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,684	$3,653	$1,536	$2,215	$10,088
Provision for credit losses	(4)	136	273	71	476
Loans charged-off	(5)	—	(160)	(526)	(691)
Recoveries	18	-	56	192	266
Total ending allowance balance	$2,693	$3,789	$1,705	$1,952	$10,139

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of March 31, 2026 and December 31, 2025:

	Collateral Type
March 31, 2026	Real Estate	Business Assets	Total
Residential real estate	$—	$—	$—
Commercial real estate:
Owner-occupied	4,887	140	5,027
Non-owner occupied	9,610	356	9,966
Construction	1,288	—	1,288
Commercial and Industrial	614	1,145	1,759
Consumer:
Automobile	—	9	9
Home equity	74	—	74
Other	—	20	20
Total collateral dependent loans	$16,473	$1,670	$18,143

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	Collateral Type
December 31, 2025	Real Estate	Business Assets	Total
Residential real estate	$1,301	$544	$1,845
Commercial real estate:
Owner-occupied	4,885	140	5,025
Non-Owner-occupied	5,062	—	5,062
Construction	7,288	—	7,288
Commercial & Industrial	543	1,257	1,800
Consumer:
Automobile	—	14	14
Home equity	75	—	75
Other	39	21	60
Total collateral dependent loans	$19,193	$1,976	$21,169

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to OREO, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). The Company had no OREO for residential real estate properties at March 31, 2026 and December 31, 2025. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $534 and $788 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements.  At March 31, 2026, the contract amounts of these instruments totaled approximately $232,139, compared to $226,570 at December 31, 2025.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit. At March 31, 2026, the estimated ACL related to off-balance sheet commitments was $791, compared to $871 at December 31, 2025. This includes an $80 recovery of provision expense during the three months ended March 31, 2026 compared to  a $60 recovery in provision expense during the three months ended March 31, 2025. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet.  Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at March 31, 2026 and December 31, 2025 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB Borrowings	Promissory Notes	Totals

March 31, 2026	$40,893	$2,636	$43,529
December 31, 2025	$42,247	$2,601	$44,848

Pursuant to collateral agreements with the FHLB, advances are secured by $415,462 in qualifying mortgage loans, $33,766 in commercial loans and $3,118 in FHLB stock at March 31, 2026.  Fixed-rate FHLB advances of $40,893 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 3.99% at March 31, 2026 and 4.03% at December 31, 2025.  There were no variable-rate FHLB borrowings at March 31, 2026.

At March 31, 2026, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described below. All cash management advances have an original maturity of 90 days. The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at March 31, 2026.

Based on the Company’s current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $261,624 at March 31, 2026.  Of this maximum borrowing capacity, the Company had $172,606 available to use as additional borrowings, of which $172,606 could be used for short term, cash management advances, as mentioned above.

At March 31, 2026, the Company had a federal funds line of credit with two correspondent banks totaling $25,000. The lines of credit are not committed and are provided at the discretion of the correspondent bank. No collateral has been pledged to the lines of credit. Any advance is due to be repaid the next business day. At March 31, 2026, there was $25,000 available on these lines of credit.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of March 11, 2027, and have fixed rates ranging from 4.25% to 4.60% and a year-to-date weighted average cost of 4.39% at March 31, 2026, as compared to 4.49% at December 31, 2025.  At March 31, 2026 and December 31, 2025, there were six promissory notes payable by Ohio Valley to related parties totaling $2,636.  There were no promissory notes payable to other banks at March 31, 2026 and December 31, 2025, respectively.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $48,125 at March 31, 2026 and $52,000 at December 31, 2025.

Scheduled principal payments as of March 31, 2026:

	FHLB Borrowings	Promissory Notes	Totals

2026	$10,503	$1,778	$12,281
2027	22,870	858	23,728
2028	1,349	—	1,349
2029	1,319	—	1,319
2030	1,599	—	1,599
Thereafter	3,253	—	3,253
	$40,893	$2,636	$43,529

NOTE 7 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases is recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 1 month to 15.3 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of March 31, 2026	As of December 31, 2025
Operating leases:
Operating lease right-of-use assets	$876	$923
Operating lease liabilities	876	923

The components of lease cost were as follows:

	Three months ended March 31,
	2026	2025
Operating lease cost	$54	$49
Short-term lease expense	—	-

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2026 are as follows:

Operating Leases
2026 (remaining)	$104
2027	127
2028	129
2029	129
2030	121
Thereafter	543
Total lease payments	1,153
Less: Imputed Interest	(277)
Total operating leases	$876

Other information was as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term for operating leases	10.4 years	10.7 years
Weighted-average discount rate for operating leases	2.83%	2.85%

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

NOTE 9 – DEPOSITS

Deposits are comprised of the following:

	March 31, 2026	December 31, 2025

Noninterest-bearing deposits	$332,760	$314,131

Interest-bearing deposits:
NOW accounts	230,434	218,432
Savings and money market	315,421	307,368
Time deposits of $250 or less	438,183	394,183
Time deposits of more than $250	106,876	95,553
Total interest-bearing deposits	1,090,914	1,015,536

Total deposits	$1,423,674	$1,329,667

Brokered deposits, included in time deposits, were $68,957 and $61,464 at March 31, 2026 and December 31, 2025, respectively.

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

• Electronic refund check/deposit fees – A tax refund clearing agreement between the Bank and a tax refund processor requires the Bank to process electronic refund checks and electronic refund deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds. The Bank, in turn, receives a fee paid by the third-party tax refund processor for each transaction that is processed.  The amount of fees received are tiered based on the tax refund product selected. Since the Bank acts as a sub servicer in the tax process relationship, a portion of the fee collected is passed on to the tax refund processor. The tax refund clearing agreement, and associated revenue recognized, ended in 2025.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q (the “report”) and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plan,” “goal,” “seek,” “project,” “estimate,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the current economic and geopolitical landscape, and which could cause actual results to differ materially from those expressed in such forward looking statements. However, it is difficult to predict the effect of known factors, and Ohio Valley Banc Corp. (“Ohio Valley”) cannot anticipate all factors that could affect future results. Important factors that could cause actual results to differ materially from expectations expressed in or implied in forward looking statements include, but are not limited to: the effects of fluctuating interest rates on our customers’ operations and financial condition; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, tariffs, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; the level of defaults and prepayment on loans made by Ohio Valley and its direct and indirect subsidiaries (collectively, the “Company”); unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this document (including, without limitation, in conjunction with the forward looking statements themselves and under the heading “Critical Accounting Estimates”). All forward looking statements are qualified in their entirety by these and other cautionary statements that the Company makes from time to time in its other SEC filings and public communications. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any duty to update or revise any forward looking statements, whether as a result of new information, unanticipated future events or otherwise, except as required by applicable law.

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

FINANCIAL RESULTS OVERVIEW: Net income totaled $4,297 during the first quarter of 2026, a decrease of $109 from the same period in 2025. Earnings per share for the first quarter of 2026 finished at $.91 per share, compared to $.94 per share during the first quarter of 2025. Lower net earnings had a corresponding impact on the Company’s annualized net income to average asset ratio, or return on assets, which decreased 12 basis points to 1.08% during the first quarter of 2026, compared to the same period in 2025. In addition, the Company’s net income to average equity ratio, or return on equity, decreased 165 basis points to 10.17% during the first quarter of 2026, compared to the same period in 2025.

Lower earnings during the first quarter of 2026 compared to the first quarter of 2025 were primarily impacted by a $1,206 increase in provision expense caused by the collateral impairments of two commercial loan relationships. Lower earnings were also impacted by both noninterest income and noninterest expense. Noninterest income during the first quarter of 2026 decreased $358 compared to the same period in 2025, impacted primarily by lower electronic refund check and deposit fees. Noninterest expense during the first quarter of 2026 increased $483 compared to the same period in 2025, impacted primarily by higher salaries and employee benefit costs. These negative factors were partially offset by growth in net interest income, which increased $1,748 during the first quarter of 2026 over the same period in 2025, in large part due to an 8.6% increase in average earning assets and a 16 basis point improvement to the quarterly net interest margin. Earning asset growth came largely from loans, the Company’s highest earning asset, while the yields on earning assets increased at a faster pace than the average costs on interest-bearing liabilities.

During the three months ended March 31, 2026, net interest income increased $1,748, or 13.3%, over the same period in 2025. This increase was primarily related to a $120,686 increase in average earning assets, led mostly by a 14.0% increase in average loans. The growth in average loans was related to the commercial and residential real estate lending segments. The emphasis on higher-yielding loan growth during the first quarter of 2026 contributed to lower average securities and interest-bearing deposits with banks, which decreased 5.5% and 14.3%, respectively, compared to the same period in 2025. The decrease in average securities was also impacted by a reduced need for securities to be pledged as collateral to secure public fund deposits. Earnings were further enhanced by a higher net interest margin, which finished at 4.01% at March 31, 2026 compared to 3.85% at March 31, 2025. Margin growth was related to an increase in the yield on earning assets, which outpaced the increase in average costs associated with the Company’s funding sources. The improvement to earning asset yields was directly related to the growth in higher-yielding loans and a 59 basis point improvement in the average yield on securities. The growth in average securities yield was largely impacted by several bond transactions that occurred in 2025 that replaced lower-yielding taxable securities with similar taxable securities at higher rates of return.  The cost of funding sources increased primarily within the Company’s Negotiable Order of Withdrawal (“NOW”) and savings accounts, while the average cost on certificates of deposit (“CDs”) decreased.

During the three months ended March 31, 2026, the Company’s provision for credit loss expense increased $1,206 when compared to the same period in 2025. The increase resulted primarily from a $2,031 specific allocation on two collateral dependent loans. This increase in reserves was partially offset by a decrease in certain qualitative risk factors and lower net charge offs.

During the three months ended March 31, 2026, noninterest income decreased $358, or 9.8%, from the same period in 2025. The decrease was primarily from electronic refund check and deposit fees, which decreased $540 from 2025. This was due to the expiration of a tax processing agreement with a third party. Also contributing to the decrease was other noninterest income, which was down $68 from 2025, impacted by less commercial loan servicing fees. The decreases were partially offset by a $138 increase in income from bank owned life insurance due to the receipt of life insurance proceeds and to the $86 increase in debit and credit card interchange income.

During the three months ended March 31, 2026, noninterest expense increased $483, or 4.5%, over the same period in 2025. Noninterest expense was impacted mostly by salaries and employee benefits, which increased $335 due to annual merit increases and higher health insurance premiums. Also increasing was software expense, which was up $132 over 2025, resulting from the investment in software to enhance internal processes. Noninterest expense was further impacted by a $58 increase in FDIC insurance expense related to a higher assessment base and an increase in the assessment rate in relation to higher nonperforming loans.

The $190 decrease in the Company’s provision for income taxes during the three months ended March 31, 2026, compared to the same period in 2025, was largely due to the decrease in operating income affected by the factors mentioned above, as well as a decrease in the effective tax rate.

At March 31, 2026, total assets were $1,677,502, an increase of $94,848 from year-end 2025. The increase in assets was primarily the result of a $78,020 increase in interest-bearing deposits with banks, and an $18,796 increase in loans. The increase in interest-bearing deposits with banks was primarily associated with balances maintained at the Federal Reserve Bank (“Federal Reserve”) that were impacted by the first quarter growth in both interest- and noninterest-bearing deposit liabilities.

At March 31, 2026, total liabilities were $1,506,222, up $93,825 from year-end 2025. Contributing most to this increase were higher interest-bearing deposit balances, up $75,378 from year-end 2025, consisting of higher balances from time deposits (+11.3%) and savings, NOW and money market balances (+3.8%), while noninterest-bearing demand deposits increased 5.9% from year-end 2025.

At March 31, 2026, total shareholders' equity was $171,280, up $1,023 from December 31, 2025. This increase consisted of year-to-date net income being partially offset by an after-tax increase in net unrealized losses on AFS securities and year-to-date cash dividends paid. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at March 31, 2026 and December 31, 2025

The following discussion focuses in more detail on the consolidated financial condition of the Company at March 31, 2026 compared to December 31, 2025.  This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.

Cash and Cash Equivalents

At March 31, 2026, cash and cash equivalents were $125,327, an increase of $79,430, or 173.1%, from December 31, 2025. The increase came primarily from interest-bearing deposits with banks, which were up $78,020, or 251.3%, from year-end 2025. The Company’s interest-bearing FRB clearing account contributed most to the increase in interest-bearing deposits with banks, representing 87% of cash and cash equivalents at March 31, 2026. The Company utilizes its interest-bearing FRB clearing account to manage excess funds, as well as to assist in funding earning asset growth. The increase in excess funds during the first three months of 2026 resulted primarily from growth in total deposits, which were up 7.1% from year-end 2025. The interest rate paid on both the required and excess reserve balances of the FRB is based on the targeted federal funds rate established by the Federal Open Market Committee (“FOMC”). During the first quarter of 2026, the FOMC took no action to reduce the targeted federal funds rate, which remains at a target range of 3.50% to 3.75%. The interest-bearing deposit balances in the FRB are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Securities

The balance of total securities decreased $2,484, or 1.0% from year-end 2025. The decrease came mostly from U.S. Government agency (“Agency”) mortgage-backed and U.S. Government securities, which were collectively down $2,441, or 1.0%, from year-end 2025. During the first three months of 2026, total purchases, net of maturities, for both Agency mortgage-backed and U.S. Government securities totaled $9,677. This was completely offset by $9,681 in principal repayments coming mostly from Agency mortgage-backed securities. The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. At March 31, 2026, the Company’s investment securities portfolio was comprised mostly of Agency mortgage-backed securities at 62.3% of total investments, while U.S. Government securities represented 33.6%.

Included in the factors mentioned above were changes in net unrealized losses associated with AFS securities. During the first three months of 2026, an increase in long-term market rates led to a $2,810 decrease in the fair value associated with the Company’s AFS securities at March 31, 2026. The fair value of an investment security moves inversely to interest rates, so as rates increased, the fair value decreased, causing the unrealized loss in the portfolio to increase. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. Loan segments have been identified as Commercial Real Estate, Commercial and Industrial, Residential Real Estate, and Consumer.

Commercial real estate consists of owner-occupied, nonowner-occupied and construction loans. Owner-occupied loans consist of nonfarm, nonresidential properties. A commercial owner-occupied loan is a borrower-purchased building or space for which the repayment of principal is dependent upon cash flows from the ongoing operations conducted by the party, or an affiliate of the party, who owns the property. Owner-occupied loans of the Company include loans secured by hospitals, churches, and hardware and convenience stores. Nonowner-occupied loans are property loans for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property, such as apartment buildings, condominiums, hotels, and motels. These loans are primarily impacted by the level of interest rates associated with the debt and by local economic conditions, which dictate occupancy rates and the amount of rent charged. The increase in debt service due to higher interest rates may not be able to be passed on to tenants. As part of the origination process, loan interest rates and occupancy rates are stressed to determine the impact on the borrower’s ability to maintain adequate debt service under different economic conditions. Furthermore, the Company monitors the concentration in any one industry and has established limits relative to capital. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant a change in our underwriting standards. Table I has been provided to illustrate the industry composition of the commercial real estate portfolio. Commercial construction loans are extended to individuals as well as corporations for the construction of an individual property or multiple properties and are secured by raw land and the subsequent improvements. Commercial real estate also includes loan participations with other banks outside the Company’s primary market area. Although the Company is not actively seeking to participate in loans originated outside its primary market area, it has taken advantage of the relationships it has with certain lenders in those areas where the Company believes it can profitably participate with an acceptable level of risk.

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

The Company’s loan balances increased to $1,214,814 at March 31, 2026, representing an increase of $18,796, or 1.6%, as compared to $1,196,018 at December 31, 2025.  The increase in loans came primarily from both the commercial and residential real estate portfolios, as well as the commercial and industrial portfolio, while partially being offset by a decrease in the consumer loan portfolio from year-end 2025.

The Company’s commercial loan portfolio increased $17,964, or 2.8%, from year-end 2025. The most significant driver of this increase was higher loan balances within the commercial real estate portfolio, which increased $14,206, or 3.0%, from year-end 2025.  At March 31, 2026, commercial real estate loans represented the largest segment of the Company’s total loan portfolio at 39.9%. The increase from year-end 2025 came primarily from new originations within the nonowner-occupied and construction loan segments.

COMMERCIAL REAL ESTATE BY INDUSTRY
As of March 31, 2026
Table I

The following table provides the composition of commercial real estate loans by industry classification (as defined by the North American Industry Classification System).

(dollars in thousands)
	Amount	% of Total
Real Estate Rental and Leasing	$252,361	52.11%
Accommodation and Food Services	77,852	16.08%
Retail Trade	42,216	8.72%
Health Care and Social Assistance	23,726	4.90%
Manufacturing	19,217	3.97%
Construction	17,692	3.65%
All Other	51,179	10.57%
Total	$484,243	100.00%

Commercial loans were also positively impacted by an increase in the commercial and industrial portfolio, which was up $3,758, or 2.2%, from year-end 2025. The growth was impacted by an increase in larger loan originations during the quarter. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and other related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, and the effects of competitive pressure and normal underwriting considerations. Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment as compared to other types of loans.

At March 31, 2026, residential real estate loans represented the second largest segment of the Company’s total loan portfolio at 34.9%. During 2026, mortgage rates remained elevated relative to variable rate options, which provided the Company with less opportunities to originate and sell long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation. Due to the elevated mortgage rates, mortgage customers were selecting more in-house variable rate mortgage products than long-term fixed rate products, which enhanced the growth in the portfolio. As a result, residential real estate loans increased $5,841, or 1.4%, from year-end 2025.

The increases in the Company’s commercial and residential real estate loan portfolios at March 31, 2026 were partially offset by a decrease in the Company’s consumer loan portfolio, which was down $5,009, or 3.6%, from year-end 2025. This change was impacted by a $3,411, or 6.4%, decrease in other consumer loans from year-end 2025, impacted by principal repayments and payoffs. Decreases in consumer loans also came from a $2,876, or 7.7%, decrease in automobile loans. This was directly impacted by management’s strategy to place more emphasis on higher yielding loan portfolios (i.e. commercial, and to a smaller extent, residential real estate). Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. As a result, the Company exited the indirect lending business for automobiles and recreational vehicles in 2024. Decreases in consumer loans were partially offset by a $1,278, or 2.5%, increase in home equity lines of credit.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. Upon adoption of ASC 326 on January 1, 2023, and as of March 31, 2026, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis were due to non-credit related factors. Therefore, no ACL was recorded, and no provision expense was recognized during the three months ended March 31, 2026.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on the issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. At March 31, 2026, the ACL for HTM debt securities was $1 based on a .02% cumulative default rate taken from the S&P and Moody’s bond rating index. This compares to an ACL of $1 at December 31, 2025.

For loans, the Company’s ACL is management’s estimate of expected lifetime credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions, and forecasts of future economic conditions. The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off. Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors within two main components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. The ACL for loans with similar risk characteristics are collectively evaluated for expected credit losses based on certain quantitative information that include historical loss rates, prepayment rates, and curtailment rates. Expected credit losses on loans with similar characteristics are also determined by considering certain qualitative factors that include national unemployment rates, national gross domestic product forecasts, changes in lending policy, quality of loan review, and delinquency status. The ACL for loans that do not share similar risk characteristics are individually evaluated for expected credit losses primarily based on foreclosure status and whether a loan is collateral-dependent. Expected credit losses on individually evaluated loans are then determined using the present value of expected future cash flows based upon the loan’s original effective interest rate, at the loan’s observable market price, or if the loan was collateral dependent, at the fair value of the collateral.

As of March 31, 2026, the ACL for loans totaled $12,943, or 1.07%, of total loans. As of December 31, 2025, the ACL for loans totaled $11,519, or 0.96%, of total loans. The $1,424, or 12.4%, increase in the ACL was impacted by a $2,031 increase in specific reserves on loans individually evaluated for impairment from year-end 2025. During the first quarter of 2026, the Company individually evaluated the commercial real estate loans of two borrowers for expected credit loss. After measuring the fair value of the loans’ collateral to the loans’ recorded investment, the Company identified $2,031 in expected losses based on the impairment associated with the borrowers’ collateral. This resulted in a corresponding charge to provision expense to establish the specific allocation within the ACL at March 31, 2026. The increase in the ACL was also impacted by additional reserves associated with loan growth of $18,796 during the first quarter of 2026 compared to an $18,529 decrease in loan balances during the first quarter of 2025. These increases in specific and general reserves were partially offset by the improvements in certain qualitative risk factors that included improved portfolio terms, such as reduced exposure to variable rate loans repricing higher and a positive net charge-off trend for consumer loans due to exiting indirect lending, along with improved general economic conditions. The Company also experienced a decrease in modeled loss rates due to the improvements in GDP and unemployment projections.

The Company experienced higher delinquency levels as compared to year-end 2025. Nonperforming loans to total loans increased to 1.64% at March 31, 2026, compared to 1.40% at December 31, 2025, while nonperforming assets to total assets increased to 1.19% at March 31, 2026, compared to 1.06% at December 31, 2025. The increase in nonperforming loans was primarily related to one commercial loan being placed on nonaccrual status during the first quarter of 2026.  The loan is secured by commercial real estate and was identified as having collateral impairment, which required a specific allocation of the ACL at March 31, 2026.

Management believes that the ACL at March 31, 2026 was appropriate to absorb expected losses in the loan portfolio. Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the ACL as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Deposits continue to be the most significant source of funds used by the Company to support earning assets. Total deposits at March 31, 2026 increased $94,007, or 7.1%, from year-end 2025. The increase in deposits came primarily from interest-bearing deposit balances, which were up by $75,378, or 7.4%, from year-end 2025, while noninterest-bearing deposits increased $18,629, or 5.9%, from year-end 2025.
The increase in noninterest-bearing demand deposits was primarily from the Company’s business and incentive-based checking account balances.
The increase in interest-bearing deposits came primarily from time deposit balances, which increased $55,323, or 11.3%, from year-end 2025, $47,575 of which was a result of an increase in retail time deposits. The Company targeted growth in retail CDs by promoting a special CD rate during the first quarter of 2026 to assist in funding loan growth. The Company also utilized more wholesale CDs to help fund earning asset demand, which increased $7,748 from year-end 2025.
Further increases in interest-bearing deposits came from NOW account balances, which increased $12,002, or 5.5%, from year-end 2025. The increase was largely from a $12,671 increase in the Company’s municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.

 Savings and money market balances also increased $8,053, or 2.6%, from year-end 2025. The increase came primarily from money market accounts, which increased $4,913 from year-end 2025, impacted mostly by increases in the Company’s tiered money market product (Money Fund) that was introduced in 2023 and offers a higher rate on tiered deposit balances. Savings account balances increased $3,140 impacted mostly by the Company’s statement savings account product.
The Company expects to continue to experience increased competition for deposits in its market areas, which could challenge its net growth. The Company will continue to emphasize growth and retention within its core deposit relationships during 2026, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $43,529 at March 31, 2026, a decrease of $1,319, or 2.9%, from year-end 2025. The decrease was related to the scheduled principal amortization for applicable FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale funding sources to help manage interest rate sensitivity and liquidity.
Shareholders’ Equity
Total shareholders' equity at March 31, 2026 increased $1,023, or 0.6%, to finish at $171,280, as compared to $170,257 at December 31, 2025. This was primarily from year-to-date net income partially offset by cash dividends paid and a decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was related to the $2,190, net of tax, market depreciation of AFS securities due to an increase in market interest rates.
Comparison of Results of Operations
For the Three Months Ended
March 31, 2026 and 2025

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three months ended March 31, 2026, compared to the same period in 2025. This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three months ended March 31, 2026, net interest income increased $1,748, or 13.3%, compared to the same period in 2025. The quarterly improvement during 2026 came from average earning asset growth and the net interest margin. The average growth was impacted by a composition shift into higher-yielding loans which contributed to margin improvement, combined with a decrease in the average cost on CDs that helped minimize the higher average costs paid on deposits and borrowings.

Total interest and fee income recognized on the Company’s earning assets increased $2,709, or 16.2%, during the first quarter of 2026, compared to the same period in 2025. The earnings growth was impacted by interest on loans, which increased $2,737, or 17.3%, compared to the same period in 2025. This improvement was impacted by increases in both average loan balances and loan yields. Overall, average loans increased $146,436 during the first quarter of 2026, primarily from the commercial and residential real estate loan portfolios due to higher commercial loan volume and a consumer preference for short-term, variable rate residential real estate loans. Loan revenue improvement also came from average loan yields increasing 12 basis points to 6.65% during the first quarter of 2026, compared to the same period in 2025. The loan yield increase was mostly impacted by the commercial and residential real estate loan portfolios.

Total interest on securities increased $218, or 10.0%, during the first quarter of 2026, compared to the same period in 2025. The earnings growth was primarily related to an increase in the average yield on taxable securities. This was impacted by the Company’s decision to sell $36,950 in taxable securities yielding 1.35% during the second half of 2025 and replace them with similar taxable securities yielding 4.52% with longer durations. As a result, the average yield on taxable securities increased 60 basis points to 3.79% during the first quarter of 2026, compared to the same period in 2025. The yield improvement from taxable securities completely offset the negative impact of lower average securities balances, which decreased $14,634, or 5.4%, during the first quarter of 2026. Average securities have decreased due to the Company’s emphasis on growing higher-yielding loans during the first quarter of 2026, as well as a lower need for securities to be pledged as collateral to secure public fund NOW accounts from a year ago, particularly with the Bank’s public fund NOW account deposits with the Ohio Treasurer (the “Treasurer”) as part of the Ohio Homebuyer Plus program. Securities pledged as collateral to secure the Treasurer deposit balances totaled $58,955 at March 31, 2026, compared to $96,707 at March 31, 2025.

Total interest income from interest-bearing deposits with banks decreased $244, or 29.5%, during the first quarter of 2026, compared to the same period in 2025. This was largely from average balance decreases with the Company’s interest-bearing FRB clearing account, which decreased $11,360 during the three months ended March 31, 2026, compared to the same period in 2025. FRB clearing balances were used to assist in funding loan growth, which contributed to the average balance decrease of FRB funds during 2026. Further impacting lower interest income from the FRB clearing account were short-term rate decreases during 2025. Between September and December 2025, the FRB took action to reduce the rate associated with the FRB clearing account by 75 basis points due to inflationary pressures, which lowered the target federal funds rate to a range of 3.50% to 3.75% going into 2026. These decreases in interest rates had a negative impact on the FRB clearing account’s interest earnings during the first quarter of 2026.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $927, or 13.9%, during the first quarter of 2026, compared to the same period in 2025. The increase was impacted by a $100,539, or 10.2%, increase in average interest-bearing liabilities, coming mostly from higher time, savings, and money market deposit balances. The increase in time deposit balances was impacted by the Company’s strategy to raise additional retail deposits during the first quarter of 2026 by offering special CD rate offerings during that time. The increase in savings and money market account balances were mostly impacted by deposit growth within the Company’s tiered money market product (Money Fund) that offered competitive rates. These increases were partially offset by a decrease in average NOW account balances, which came largely from lower public fund balances from a year ago.

The growth in interest expense from higher average interest-bearing liabilities was further impacted by a higher average cost on average interest-bearing liabilities during 2026. The average rates on the Company’s savings, NOW, and money market balances increased 7 basis points to 1.47% during the first quarter of 2026, as product rates on tiered money market accounts adjusted upward, while public fund NOW account balances shifted to a new higher-costing cash sweep product offered by the Bank. While product rates on various savings, NOW, and money market products increased, the Company experienced a decrease in the weighted average cost of its time deposit balances. Prior to 2025, market competition for deposits had resulted in higher rates on short-term CD offerings. Since then, product rates on retail CDs have decreased during 2025 and into 2026. The Company’s strategy to fund loan growth by raising additional retail deposits through special CD rate offerings was in effect during the second half of 2025. This has allowed a large portion of these short-term retail CDs to renew at lower rates during the first quarter of 2026. As a result of the rate repricings on retail CDs, the average cost associated with time deposits decreased by 30 basis points to 4.04% during the first three months of 2026, compared to the same period in 2025. This helped to reduce the expense impacts of higher average deposit balances, and the average rate increases in specific savings, NOW and money market products.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During the first quarter of 2026, the Company’s net interest margin increased 16 basis points to 4.01%, compared to 3.85% during the first quarter of 2025. Positive contributions to margin growth came from the Company’s average earning assets, which increased 8.6% during the first quarter of 2026, mostly from higher-yielding loans. Margin improvement was also positively impacted by a 12 basis point increase in the average yield on loans, while the average cost of time deposits, which was the primary funding source of earning assets during the first quarter of 2026, decreased 30 basis points to help limit the rise in interest expense. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Credit Losses
Provision for credit losses is recorded to achieve an ACL that is adequate to absorb estimated losses inherent in the Company’s loan portfolio, unfunded loans, and HTM debt securities. Management performs, on a quarterly basis, a detailed analysis of the ACL that encompasses asset portfolio composition, asset quality, loss experience and other relevant economic factors. For the three months ended March 31, 2026, the Company’s provision for credit losses expense totaled $1,622, an increase of $1,206 over the three months ended March 31, 2025.

The provision for credit loss expense for the first quarter of 2026 was primarily related to the establishment of a specific allocation of $2,031 on two loan relationships that were deemed to be collateral dependent. In addition, provision for credit loss expense was required to cover net charge-offs of $278 and higher general reserves for the $18,796 increase in loans since December 31, 2025. These increases in reserves were partially offset by the improvements in certain qualitative risk factors that included improved portfolio terms, such as reduced exposure to variable rate loans repricing higher and a positive net charge-off trend for consumer loans due to exiting indirect lending, along with improved general economic conditions.

Credit loss expense during the quarter was also impacted by unfunded commitments on off-balance sheet liabilities, which decreased $20 during the first quarter of 2026, compared to the same period in 2025. The impact came mostly from lower loss rates on commercial lines during the first quarter of 2026.

Future provisions to the ACL will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Estimates” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $358, or 9.8%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily related to the $540 decrease in electronic refund check and deposit fees due to the expiration of a tax processing agreement with a third party. This decrease was partially offset by a $138 increase in income from bank owned life insurance due to the receipt of life insurance proceeds and to the $86 increase in debit and credit card interchange income. The remaining noninterest income categories decreased $42, which came mostly from a $44 decline in commercial servicing fees.

Noninterest Expense

Noninterest expense increased $483, or 4.5%, during the three months ended March 31, 2026, compared to the same period in 2025. The Company’s largest noninterest expense, salaries and employee benefits, increased $335, or 5.6%, during the three months ended March 31, 2026, compared to the same period in 2025. The expense increase was primarily related to annual merit increases and to health insurance premiums.

Higher noninterest expense also came from software expense, which increased $132 during the first quarter of 2026, compared to the same period in 2025. Higher costs in this category were the result of the investment in software to enhance internal processes.

Also contributing to higher noninterest expense for the first quarter of 2026 was a $58 increase in FDIC insurance expense, as compared to the same period last year. The increase was related to a higher assessment base due to growth in assets and to an increase in the assessment rate in relation to the higher nonperforming loans.

The remaining noninterest expense categories decreased $42 during the first quarter of 2026, compared to the same period in 2025. The decrease was mostly a result of lower furniture and equipment expense (down $32), as well as a decrease in professional fees (down $27).

Efficiency

The Company’s efficiency ratio is a non-GAAP measurement and is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects of provision expense are excluded from the efficiency ratio. Management believes the efficiency ratio provides investors with important information regarding operational efficiency and operating performance. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three months ended March 31, 2026 to the same period in 2025, the Company has benefited from an increase in average earning assets, primarily from higher-yielding loans, combined with an increase in the net interest margin to increase net interest income $1,748, or 13.3%. The growth in net interest income was partially offset by a decrease in noninterest income of $358, or 9.8%, primarily due to lower electronic refund check and deposit fees due to the expiration of a tax processing agreement with a third party. In total, the net increase in these two revenue sources was $1,390 from the first quarter of 2025. For the three months ended March 31, 2026, noninterest expense increased $483, or 4.5%, from the same period in 2025. The increase was largely related to the $335 increase in salaries and employee benefits. Based on the net increase in revenue sources outpacing the increase in noninterest expense, the Company’s efficiency ratio decreased (improved) to 61.72% during the three months ended March 31, 2026, compared to 63.95% during the three months ended March 31, 2025.

Provision for income taxes
The Company’s income tax provision decreased $190 during the three months ended March 31, 2026, compared to the same period in 2025.  The decrease in tax expense was primarily associated with the 4.5% decrease in operating income and a decrease in the effective tax rate from 20.6% at March 31, 2025 to 18.2% at March 31, 2026. The effective rate decreased primarily from higher tax-exempt earnings during the first quarter of 2026.

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

The federal banking agencies adopted a final rule that will modify the CBLR framework effective July 1, 2026. Key provisions include a decrease in the CBLR requirement from 9.0% to 8.0%, extension of the grace period to meet one or more CBLR qualifying requirements from two consecutive quarters to four consecutive quarters, as long as the leverage ratio stays above 7.0%, and cap the extended grace period to eight quarters within a five-year period. A QCBO failing to satisfy these requirements must comply with the existing Basel III capital requirements. The Bank opted into the CBLR, and, therefore, is not required to comply with the Basel III capital requirements. As of March 31, 2026, the Bank’s CBLR was 10.06%.

Cash dividends paid by the Company were $1,084 during the first three months of 2026.  The year-to-date dividends paid totaled $0.23 per share.

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

Total cash and cash equivalents, HTM securities maturing within one year, and AFS securities, which totaled $377,398, represented 22.5% of total assets at March 31, 2026 compared to $300,436 and 19.0% of total assets at December 31, 2025. The increase in liquid funds came primarily from the $79,430 increase in cash and cash equivalents, which was related to the growth in total deposits. From year-end 2025, total deposits increased $94,007, or 7.1%, of which a portion was utilized to fund loan growth of $18,976.

In addition to the on-balance sheet liquidity discussed above, the Bank has established multiple sources of funding to further enhance the Bank’s ability to meet liquidity demands. The Bank has pledged collateral to the FHLB and the FRB to establish committed borrowing lines. At March 31, 2026, the Bank could borrow an additional $172,606 from the FHLB and the borrowing line with the FRB had availability of $39,097. For each of these sources, the Bank has established an internal limit of 85% of our borrowing capacity. In addition to the committed borrowing lines, the Bank has access to several wholesale funding sources, such as, brokered CDs, a $25 million federal funds purchase limit with two correspondent banks, and the ability to bid on available funds from select deposit placement services. The Bank has established limits for each respective funding source and a collective limit on all wholesale funding sources. The Bank’s internal limit on brokered CDs is 10% of total assets. At March 31, 2026, the amount of brokered CDs outstanding was 4.15% of total assets, as compared to 3.92% at December 31, 2025. At March 31, 2026, the Bank had utilized 34.03% of our FHLB capacity, a decrease from 37.62% at December 31, 2025. The collective internal limit on all wholesale funding sources is 40% of total assets. At March 31, 2026, the Bank’s total wholesale funding sources represented 11.36% of total assets, a decrease from 11.89% at December 31, 2025. Based on the collective internal wholesale funding limit, the Bank had the capacity to borrow an additional $476 million in wholesale funds and the available funding from the respective wholesale funding sources exceeded this amount, which provides the flexibility to utilize one source more than another due to pricing or availability.

As part of performing liquidity stress tests, the Bank monitors and evaluates the exposure to uninsured deposits. Of the Company’s $1,423,674 in total deposit balances at March 31, 2026, only 36.5%, or $520,282, were deemed uninsured as per the $250 FDIC threshold. A portion of these deposits are on behalf of public entity customers, which require the Bank to pledge securities or FHLB letters of credit to cover the amount of the deposit balance that is deemed uninsured. To the extent these deposits left the Bank, the level of unpledged securities and the borrowing capacity at the FHLB would increase or could be utilized to fund the deposit outflow. The sum of current on-balance sheet liquidity and available wholesale funding sources exceeded the balance of uninsured deposits at March 31, 2026. Included in on-balance sheet liquidity are AFS securities in an unrealized loss position. Although management does not intend to sell the securities before the recovery of its cost basis, they are a contingent resource from a liquidity perspective.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer and principal accounting officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions, as both plaintiff and defendant, arising in the ordinary course of business. The Company does not believe that any such proceedings, individually and in the aggregate, will have a material adverse effect on its business, financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

An investment in our common shares involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our 2025 Annual Report. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common shares may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled "Risk Factors" in Part I, Item 1A of our 2025 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended March 31, 2026.

Ohio Valley did not purchase any of its shares during the three months ended March 31, 2026.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

OHIO VALLEY BANC CORP.

Date:	May 15, 2026	By:	/s/Larry E. Miller, II
Larry E. Miller, II
Chief Executive Officer

Date:	May 15, 2026	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer