Form 10-Q
period 2026-06-30
OHIO VALLEY BANC CORP
filed 2026-08-13
CIK 894671

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of common shares, without par value, of the registrant outstanding as of August 12, 2026 was 4,711,001.

OHIO VALLEY BANC CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OHIO VALLEY BANC CORP.
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and per share data)

	June 30,
	2026	December 31,
	(Unaudited)	2025

ASSETS
Cash and noninterest-bearing deposits with banks	$15,519	$14,845
Interest-bearing deposits with banks	62,565	31,052
Total cash and cash equivalents	78,084	45,897

Debt securities available for sale	250,236	253,906
Debt securities held to maturity, net of allowance for credit losses of $1 in 2026 and 2025	5,404	5,452
Equity securities	376	-
Restricted investments in bank stocks	5,258	5,258

Total loans	1,246,114	1,196,018
Less: Allowance for credit losses	(16,610)	(11,519)
Net loans	1,229,504	1,184,499

Premises and equipment, net	22,357	20,509
Premises and equipment held for sale, net	390	400
Accrued interest receivable	5,485	5,476
Goodwill	7,319	7,319
Bank owned life insurance and annuity assets	42,960	43,305
Operating lease right-of-use asset, net	1,408	923
Deferred tax assets	6,082	5,621
Other assets	6,573	4,089
Total assets	$1,661,436	$1,582,654

LIABILITIES
Noninterest-bearing deposits	$319,288	$314,131
Interest-bearing deposits	1,089,140	1,015,536
Total deposits	1,408,428	1,329,667

Other borrowed funds	41,822	44,848
Subordinated debentures	8,500	8,500
Operating lease liability	1,408	923
Allowance for credit losses on off-balance sheet commitments	731	871
Other liabilities	27,161	27,588
Total liabilities	1,488,050	1,412,397

CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value per share, 10,000,000 shares authorized; 5,490,995 shares issued)	5,491	5,491
Additional paid-in capital	52,321	52,321
Retained earnings	137,969	133,007
Accumulated other comprehensive income (loss)	(3,702)	(1,869)
Treasury stock, at cost (779,994 shares)	(18,693)	(18,693)
Total shareholders’ equity	173,386	170,257
Total liabilities and shareholders’ equity	$1,661,436	$1,582,654

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Interest and dividend income:
Loans, including fees	$19,998	$17,984	$39,402	$34,679
Securities
Taxable	2,398	2,295	4,773	4,450
Tax exempt	26	28	52	56
Dividends	90	93	178	189
Interest-bearing deposits with banks	966	639	1,548	1,465
	23,478	21,039	45,953	40,839

Interest expense:
Deposits	7,533	5,988	14,564	12,121
Other borrowed funds	426	382	862	775
Subordinated debentures	121	134	241	268
	8,080	6,504	15,667	13,164
Net interest income	15,398	14,535	30,286	27,675
Provision for (recovery of) credit losses	3,755	1,148	5,377	1,564
Net interest income after provision for credit losses	11,643	13,387	24,909	26,111

Noninterest income:
Service charges on deposit accounts	774	723	1,519	1,443
Trust fees	89	100	181	203
Income from bank owned life insurance and annuity assets	242	243	620	483
Mortgage banking income	38	40	75	77
Electronic refund check / deposit fees	----	135	----	675
Debit / credit card interchange income	1,349	1,279	2,584	2,428
Unrealized gains on equity securities	377	----	377	----
Tax preparation fees	42	38	650	634
Other	275	290	468	551
	3,186	2,848	6,474	6,494
Noninterest expense:
Salaries and employee benefits	6,553	6,194	12,900	12,206
Occupancy	541	493	1,065	1,014
Furniture and equipment	338	338	656	688
Professional fees	466	500	939	1,000
Marketing expense	305	279	585	558
FDIC insurance	241	164	482	347
Data processing	364	969	1,275	1,894
Software	661	587	1,334	1,128
Other	1,776	1,525	3,310	3,032
	11,245	11,049	22,546	21,867

Income before income taxes	3,584	5,186	8,837	10,738
Provision for income taxes	657	976	1,613	2,122

NET INCOME	$2,927	$4,210	$7,224	$8,616

Earnings per share	$0.62	$0.89	$1.53	$1.83

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Income	$2,927	$4,210	$7,224	$8,616

Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale debt securities	458	2,462	(2,352)	5,051
Related tax (expense) benefit	(101)	(543)	519	(1,114)
Total other comprehensive income (loss), net of tax	357	1,919	(1,833)	3,937

Total comprehensive income	$3,284	$6,129	$5,391	$12,553

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
Quarter-to-date	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at April 1, 2026	$5,491	$52,321	$136,220	$(4,059)	$(18,693)	$171,280
Net income	-	-	2,927	-	-	2,927
Other comprehensive income (loss), net	-	-	-	357	-	357
Cash dividends, $0.25 per share	-	-	(1,178)	-	-	(1,178)
Balance at June 30, 2026	$5,491	$52,321	$137,969	$(3,702)	$(18,693)	$173,386

Balance at April 1, 2025	$5,491	$52,321	$125,062	$(8,466)	$(18,693)	$155,715
Net income	-	-	4,210	-	-	4,210
Other comprehensive income (loss), net	-	-	-	1,919	-	1,919
Cash dividends, $0.23 per share	-	-	(1,084)	-	-	(1,084)
Balance at June 30, 2025	$5,491	$52,321	$128,188	$(6,547)	$(18,693)	$160,760

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
Year-to-date	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2026	$5,491	$52,321	$133,007	$(1,869)	$(18,693)	$170,257
Net income	-	-	7,224	-	-	7,224
Other comprehensive income (loss), net	-	-	-	(1,833)	-	(1,833)
Cash dividends, $0.48 per share	-	-	(2,262)	-	-	(2,262)
Balance at June 30, 2026	$5,491	$52,321	$137,969	$(3,702)	$(18,693)	$173,386

Balance at January 1, 2025	$5,491	$52,321	$121,693	$(10,484)	$(18,693)	$150,328
Net income	-	-	8,616	-	-	8,616
Other comprehensive income (loss), net	-	-	-	3,937	-	3,937
Cash dividends, $0.45 per share	-	-	(2,121)	-	-	(2,121)
Balance at June 30, 2025	$5,491	$52,321	$128,188	$(6,547)	$(18,693)	$160,760

See accompanying notes to consolidated financial statements

OHIO VALLEY BANC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended
	June 30,
	2026	2025

Net cash provided by operating activities:	$9,831	$4,974

Investing activities:
Proceeds from maturities and paydowns of debt securities available for sale	56,644	76,041
Purchases of debt securities available for sale	(54,651)	(67,306)
Proceeds from calls and maturities of debt securities held to maturity	45	548
Net change in loans	(50,442)	(39,285)
Purchases of premises and equipment	(2,658)	(467)
Purchases of bank owned life insurance and annuity asset	(170)	-
Withdrawals from bank owned life insurance and annuity asset	115	115
Net cash (used in) investing activities	(51,117)	(30,354)

Financing activities:
Change in deposits	78,761	1,584
Cash dividends	(2,262)	(2,121)
Repayment of Federal Home Loan Bank borrowings	(2,591)	(2,625)
Change in other short-term borrowings	(435)	62
Net cash provided by (used in) financing activities	73,473	(3,100)

Change in cash and cash equivalents	32,187	(28,480)
Cash and cash equivalents at beginning of period	45,897	83,107
Cash and cash equivalents at end of period	$78,084	$54,627

Supplemental disclosure:
Cash paid for interest	$15,755	$12,712
Cash paid for income taxes	1,835	1,424
Operating lease liability arising from obtaining right-of-use asset	810	-
Proceeds from bank owned life insurance and annuity assets not settled	1,020	-

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

These interim financial statements are prepared by the Company without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2026, and its results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be anticipated for the full fiscal year ending December 31, 2026.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by U.S. generally accepted accounting principles (“US GAAP”) that might otherwise be necessary in the circumstances.  The Annual Report of the Company for the year ended December 31, 2025, filed with the SEC on March 13, 2026 (the “2025 Annual Report”), contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

EQUITY SECURITIES: The Company’s equity securities are carried at fair value, with changes in fair value reported in net income. All of the Company’s equity securities have readily determinable fair values and are carried at fair value, with changes recognized in net income.

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

Management made the accounting policy election to exclude accrued interest receivable from the estimate of credit losses. Accrued interest receivable on AFS debt securities totaled $1,221 at June 30, 2026 and $1,330 at December 31, 2025.

Management classifies the AFS portfolio into the following major security types: U.S. Government securities, U.S. Government sponsored entity securities, and Agency mortgage-backed residential securities. At June 30, 2026 and December 31, 2025, there was no ACL related to AFS debt securities.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - HTM SECURITIES: Management measures expected credit losses on HTM debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in the Company’s consolidated statements of income in the provision for credit losses. Management classifies the HTM portfolio into two major security types: Obligations of states and political subdivisions and Agency mortgage-backed residential securities. Agency mortgage-backed residential securities consist of only two securities with balances that are not significant. With regard to obligations of states and political subdivisions, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  At June 30, 2026, the ACL related to HTM debt securities was $1, unchanged from December 31, 2025. Furthermore, there was no corresponding provision expense during the three and six months ended June 30, 2026 and 2025.

Management made the accounting policy election to exclude accrued interest receivable from the estimate of credit losses. Accrued interest receivable on HTM debt securities totaled $22 at June 30, 2026 and $13 at December 31, 2025.

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

The Bank also originates long-term, fixed-rate mortgage loans, with the full intention of being sold to the secondary market. These loans are considered held for sale during the period of time after the principal has been advanced to the borrower by the Bank, but before the Bank has been reimbursed by the Federal Home Loan Mortgage Corporation, typically within a few business days. Loans sold to the secondary market are carried at the lower of aggregate cost or fair value. As of June 30, 2026 and December 31, 2025, there were no loans held for sale by the Bank.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

Portfolio Segment	Measurement Method	Loss Driver

Residential real estate	Cumulative Undiscounted Expected Loss	National Unemployment, National gross domestic product ("National GDP")

Commercial real estate:
Owner-occupied	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP
Nonowner-occupied	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP
Construction	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP

Commercial and industrial	Cumulative Undiscounted Expected Loss	National Unemployment, National GDP

Consumer:
Automobile	Cumulative Undiscounted Expected Loss	National Unemployment
Home equity	Cumulative Undiscounted Expected Loss	National Unemployment
Other	Cumulative Undiscounted Expected Loss, Remaining Life Method	National Unemployment

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. In defining historical loss rates and the prepayment rates and curtailment rates used to determine the expected life of loans, the use of regional and national peer data was used. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment, referred to above as “Loss Driver”, is based on the national unemployment rate and the National GDP forecast for the first year. For periods beyond our reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a two-year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the Company’s loan review system, value of underlying collateral, the volume and severity of past due loans, the value of underlying collateral for collateral dependent loans, the existence of and changes in concentrations and other external factors. Each factor is assigned a value to reflect improving, stable, or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower, or the extension of renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. Accrued interest receivable on loans totaled $4,194 at June 30, 2026 and $4,111 at December 31, 2025. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.

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

At June 30, 2026, there was $16,610 in the ACL related to loans, compared to $11,519 at December 31, 2025. This resulted in loan related provision expense of $3,815 and $5,517 during the three and six months ended June 30, 2026, compared to $1,033 and $1,509 during the three and six months ended June 30, 2025, respectively.

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

ACL – OFF-BALANCE SHEET CREDIT EXPOSURES: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2026, there was $731 in the ACL related to off-balance sheet credit exposures, compared to $871 at December 31, 2025. This resulted in corresponding provision expense recoveries of $60 and $140 during the three and six months ended June 30, 2026, compared to $115 and $55 in provision expense during the three and six months ended June 30, 2025, respectively.

EARNINGS PER SHARE: Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the quarter. The weighted average common shares outstanding were 4,711,001 for both the three and six months ended June 30, 2026 and 2025, respectively. Ohio Valley had no dilutive effect and no potential common shares issuable under stock options or other agreements for any period presented.

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities: Debt securities classified as AFS are measured at fair value on a recurring basis. The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Individually Evaluated Collateral Dependent Loans: Loans with specific reserves based on their fair value of collateral are measured on an as-needed, nonrecurring basis. The fair value of individually evaluated collateral dependent loans with specific allocations of the ACL is generally based on the fair value of collateral, less costs to sell, based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. In some instances, fair value adjustments can be made based on a quoted price from an observable input, such as a purchase agreement. Such adjustments would be classified as a Level 2 classification. Individually evaluated collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned (“OREO”): The value of foreclosed assets is measured on a nonrecurring basis. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. In some instances, fair value adjustments can be made based on a quoted price from an observable input, such as a purchase agreement. Such adjustments would be classified as a Level 2 classification.

Appraisals for both collateral-dependent loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with management’s own assumptions of fair value based on factors that include recent market data or industry-wide statistics.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government securities	$83,839	$-	$-
U.S. Government sponsored entity securities	-	5,108	-
Agency mortgage-backed securities, residential	-	161,289	-
Equity securities	376	-	-
Interest rate swap derivatives	-	726	-

Liabilities:
Interest rate swap derivatives	-	(726)	-

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government securities	$86,779	$-	$-
U.S. Government sponsored entity securities	-	5,124	-
Agency mortgage-backed securities, residential	-	162,003	-
Interest rate swap derivatives	-	754	-

Liabilities:
Interest rate swap derivatives	-	(754)	-

There were no transfers into or out of Level 3 during the periods ended June 30, 2026  or 2025.

Assets and Liabilities Measured on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2025. Assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2026 are summarized below:

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated collateral dependent loans:
Residential real estate	$-	$-	$882
Commercial real estate:
Nonowner-occupied	-	-	3,748
Commercial and industrial	-	-	799

At June 30, 2026, the recorded investment of individually evaluated collateral dependent loans measured for impairment using the fair value of collateral totaled $11,990, with a corresponding valuation allowance of $6,561, resulting in an increase of $4,823 and $6,561 in provision expense during the three and six months ended June 30, 2026, with no corresponding charge-offs recognized. This is compared to an increase of $42 in provision expense during the three and six months ended June 30, 2025.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

There were no financial instruments measured at fair value on a non-recurring basis at December 31, 2025. The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2026:

June 30, 2026
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input(s)	Range	Weighted Average
Individually evaluated collateral dependent loans:
Residential real estate	$882	Sales approach	Adjustment to comparables	4.4% to 33.6%	13.78%
Commercial real estate:
Nonowner-occupied	3,748	Income approach	Capitalization rate	8%	8%
Commercial and industrial	799	Sales approach	Adjustment to comparables	0% to 25%	12.31%

The carrying amounts and estimated fair values of financial instruments at June 30, 2026 and December 31, 2025 are as follows:

	Carrying	Fair Value Measurements at June 30, 2026 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$78,084	$78,084	$-	$-	$78,084
Debt securities available for sale	250,236	83,839	166,397	-	250,236
Debt securities held to maturity	5,404	-	2,987	2,047	5,034
Equity securities	376	376	-	-	376
Loans, net	1,229,504	-	-	1,222,459	1,222,459
Interest rate swap derivatives	726	-	726	-	726
Accrued interest receivable	5,485	-	1,275	4,210	5,485

Financial liabilities:
Deposits	1,408,428	875,556	532,942	-	1,408,498
Other borrowed funds	41,822	-	41,148	-	41,148
Subordinated debentures	8,500	-	8,500	-	8,500
Interest rate swap derivatives	726	-	726	-	726
Accrued interest payable	6,495	-	6,495	-	6,495

	Carrying	Fair Value Measurements at December 31, 2025 Using
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$45,897	$45,897	$-	$-	$45,897
Securities available for sale	253,906	86,779	167,127	-	253,906
Securities held to maturity	5,452	-	2,963	2,111	5,074
Loans, net	1,184,499	-	-	1,171,189	1,171,189
Interest rate swap derivatives	754	-	754	-	754
Accrued interest receivable	5,476	-	1,357	4,119	5,476

Financial liabilities:
Deposits	1,329,667	839,931	490,970	-	1,330,901
Other borrowed funds	44,848	-	44,386	-	44,386
Subordinated debentures	8,500	-	8,500	-	8,500
Interest rate swap derivatives	754	-	754	-	754
Accrued interest payable	6,584	-	6,584	-	6,584

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities AFS and securities HTM at June 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Securities Available for Sale	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Government securities	$83,959	$112	$(232)	$83,839
U.S. Government sponsored entity securities	5,336	-	(228)	5,108
Agency mortgage-backed securities, residential	165,690	146	(4,547)	161,289
Total securities	$254,985	$258	$(5,007)	$250,236

December 31, 2025
U.S. Government securities	$86,442	$575	$(238)	$86,779
U.S. Government sponsored entity securities	5,336	-	(212)	5,124
Agency mortgage-backed securities, residential	164,525	768	(3,290)	162,003
Total securities	$256,303	$1,343	$(3,740)	$253,906

Securities Held to Maturity	Amortized	Gross Unrecognized	Gross Unrecognized	Estimated	Allowance for
	Cost	Gains	Losses	Fair Value	Credit Losses
June 30, 2026
Obligations of states and political subdivisions	$5,405	$-	$(371)	$5,034	$(1)
Total securities	$5,405	$-	$(371)	$5,034	$(1)

December 31, 2025
Obligations of states and political subdivisions	$5,453	$-	$(379)	$5,074	$(1)
Total securities	$5,453	$-	$(379)	$5,074	$(1)

The amortized cost and estimated fair value of debt securities at June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay the debt obligations prior to their contractual maturities. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
Debt Securities:	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$54,578	$54,378	$631	$625
Due in over one to five years	34,717	34,569	2,620	2,503
Due in over five to ten years	-	-	325	272
Due after ten years	-	-	1,829	1,634
Agency mortgage-backed securities, residential	165,690	161,289	-	-
Total debt securities	$254,985	$250,236	$5,405	$5,034

There were no sales of debt securities during the three and six months ended June 30, 2026 and 2025.

Debt securities with a carrying value of approximately $175,647 at June 30, 2026 and $195,245 at December 31, 2025, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes required or permitted by law.

NOTE 3 – SECURITIES (Continued)

The following table summarizes debt securities AFS in an unrealized loss position for which an ACL losses has not been recorded at June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2026	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Securities Available for Sale
U.S. Government securities	$54,457	$(123)	$11,898	$(109)	$66,355	$(232)
U.S. Government sponsored entity securities	-	-	5,108	(228)	5,108	(228)
Agency mortgage-backed securities, residential	87,311	(1,294)	41,059	(3,253)	128,370	(4,547)
Total available for sale	$141,768	$(1,417)	$58,065	$(3,590)	$199,833	$(5,007)

December 31, 2025	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Securities Available for Sale
U.S. Government securities	$-	$-	$16,755	$(238)	$16,755	$(238)
U.S. Government sponsored entity securities	-	-	5,124	(212)	5,124	(212)
Agency mortgage-backed securities, residential	35,475	(154)	46,121	(3,136)	81,596	(3,290)
Total available for sale	$35,475	$(154)	$68,000	$(3,586)	$103,475	$(3,740)

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

At June 30, the Company had 68 AFS debt securities in an unrealized position without an ACL, of which 10 were from U.S. Government securities, 2 were from U.S. Government sponsored entity securities, and 56 were from Agency mortgage-backed residential securities. Comparatively at December 31, 2025, the Company had 53 AFS debt securities in an unrealized position without an ACL, of which 3 were from U.S. Government securities, 2 were from U.S. Government sponsored entity securities, and 48 were from Agency mortgage-backed residential securities. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2026 and December 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and, therefore, the Company carried no ACL on AFS debt securities at June 30, 2026 and December 31, 2025.

NOTE 3 – SECURITIES (Continued)

The following table presents the activity in the ACL for HTM debt securities:

	Six months ended	Six months ended
Held to Maturity Debt Securities	June 30, 2026	June 30, 2025
Allowance for credit losses:
Beginning balance	$1	$1
Provision for (recovery of) credit loss expense	-	-
Allowance for credit losses ending balance	$1	$1

The Company’s HTM securities consist of obligations of states and political subdivisions. The ACL on HTM securities is estimated at each measurement date on a collective basis by major security type.  Risk factors such as issuer bond ratings, historical loss rates, financial condition of issuer, and timely principal and interest payments of issuer were evaluated to determine if a credit reserve was required within the portfolio. At June 30, 2026, there were no past due principal and interest payments related to HTM securities. During the second quarter of 2026 and 2025, the cumulative loss rate remained at 0.02%, resulting in no change to provision expense during the three and six months ended June 30, 2026 and 2025.

The Company’s equity securities portfolio is comprised of common stock with readily determinable fair values. At December 31, 2025, this portfolio consisted of 954 shares of Visa Inc. (“Visa”) Class B-1 common stock that were not marketable and carried at a $0 cost basis. On April 13, 2026, Visa announced the commencement of a public offering to permit the exchange of Class B-1 common stock for a combination of shares of Class B-3 common stock and Class C common stock. On May 8, 2026, the public exchange offer closed, and in exchange for its 954 shares of Visa Class B-1 common stock, the Company received 238 shares of Visa Class B-3 common stock and 274 shares of Visa Class C common stock. As a result of the exchange offer, the Company marked its Class C common stock to fair value and recorded a $377 gain in net income based on the conversion privilege of Class C common stock and the closing price of Visa Class A common stock. The $377 gain included $1 in fractional shares that were converted to cash proceeds, which resulted in a carrying value of $376 in the Company’s equity securities portfolio at June 30, 2026. The Company’s Visa Class B-3 common stock will be carried at a $0 cost basis. As a result of the Visa exchange offer, net gains recognized during both the three and six months ended June 30, 2026 on equity securities still held at June 30, 2026 were $377, compared to no gains during the same periods in 2025. There were no gains recognized on the sale of equity securities during the three and six months ended June 30, 2026 and 2025.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are comprised of the following:

	June 30,	December 31,
	2026	2025

Residential real estate	$436,933	$417,920
Commercial real estate:
Owner-occupied	113,909	114,724
Nonowner-occupied	301,616	269,285
Construction	92,223	86,028
Commercial and industrial	165,867	167,099
Consumer:
Automobile	31,865	37,277
Home equity	54,806	50,605
Other	48,895	53,080
	1,246,114	1,196,018
Less: Allowance for credit losses	(16,610)	(11,519)

Loans, net	$1,229,504	$1,184,499

At June 30, 2026 and December 31, 2025, net deferred loan origination fees were $596 and $357, respectively. At June 30, 2026 and December 31, 2025, net unaccreted loan purchase discounts were $897 and $833, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the recorded investment of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2026 and December 31, 2025:

	Loans Past Due	Nonaccrual	Nonaccrual	Total
	90 Days And	Loans With No	Loans With an	Nonaccrual
June 30, 2026	Still Accruing	ACL	ACL	Loans

Residential real estate	$37	$-	$2,093	$2,093
Commercial real estate:
Owner-occupied	-	4,895	217	5,112
Nonowner-occupied	-	2,164	6,193	8,357
Construction	676	-	-	-
Commercial and industrial	-	912	92	1,004
Consumer:
Automobile	56	-	230	230
Home equity	-	24	275	299
Other	19	-	77	77
Total	$788	$7,995	$9,177	$17,172

	Loans Past Due	Nonaccrual	Nonaccrual	Total
	90 Days And	Loans With No	Loans With an	Nonaccrual
December 31, 2025	Still Accruing	ACL	ACL	Loans

Residential real estate	$-	$324	$1,758	$2,082
Commercial real estate:
Owner-occupied	-	679	-	679
Nonowner-occupied	-	4,956	214	5,170
Construction	-	6,000	-	6,000
Commercial and industrial	1,171	942	8	950
Consumer:
Automobile	75	-	172	172
Home equity	-	24	294	318
Other	12	-	103	103
Total	$1,258	$12,925	$2,549	$15,474

The Company recognized $69 and $77 of interest income in nonaccrual loans during the three and six months ended June 30, 2026, respectively. This is compared to $28 and $46 of interest income in nonaccrual loans during the three and six months ended June 30, 2025, respectively

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment of past due loans by class of loans as of June 30, 2026 and December 31, 2025:

	30-59	60-89	90 Days
	Days	Days	Or More	Total	Loans Not
June 30, 2026	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Residential real estate	$3,123	$1,542	$895	$5,560	$431,373	$436,933
Commercial real estate:
Owner-occupied	-	201	5,111	5,312	108,597	113,909
Nonowner-occupied	71	-	6,000	6,071	295,545	301,616
Construction	-	-	676	676	91,547	92,223
Commercial and industrial	85	-	999	1,084	164,783	165,867
Consumer:
Automobile	686	217	200	1,103	30,762	31,865
Home equity	381	153	237	771	54,035	54,806
Other	378	154	76	608	48,287	48,895
Total	$4,724	$2,267	$14,194	$21,185	$1,224,929	$1,246,114

	30-59	60-89	90 Days
	Days	Days	Or More	Total	Loans Not
December 31, 2025	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Residential real estate	$4,656	$1,523	$570	$6,749	$411,171	$417,920
Commercial real estate:
Owner-occupied	672	4,711	679	6,062	108,662	114,724
Nonowner-occupied	-	-	-	-	269,285	269,285
Construction	-	-	6,000	6,000	80,028	86,028
Commercial and industrial	248	35	2,113	2,396	164,703	167,099
Consumer:						-
Automobile	918	327	122	1,367	35,910	37,277
Home equity	194	64	149	407	50,198	50,605
Other	581	225	52	858	52,222	53,080
Total	$7,269	$6,885	$9,685	$23,839	$1,172,179	$1,196,018

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

As of June 30, 2026 and December 31, 2025, and based on the most recent analysis performed, the risk category of commercial loans by class of loans was as follows:

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$4,139	$34,073	$12,914	$15,568	$6,393	$29,961	$3,675	$106,723
Special Mention	2,075	-	-	-	-	-	-	2,075
Substandard	-	-	-	-	-	5,111	-	5,111
Doubtful	-	-	-	-	-	-	-	-
Total	$6,214	$34,073	$12,914	$15,568	$6,393	$35,072	$3,675	$113,909

Current Period gross charge-offs	$-	$-	$-	$6	$-	$49	$-	$55

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$26,130	$65,352	$36,494	$26,905	$36,521	$92,721	$8,978	$293,101
Special Mention	-	-	-	-	-	-	-	-
Substandard	350	-	-	2,165	6,000	-	-	8,515
Doubtful	-	-	-	-	-	-	-	-
Total	$26,480	$65,352	$36,494	$29,070	$42,521	$92,721	$8,978	$301,616

Current Period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$10,741	$34,498	$13,375	$8,801	$14,180	$3,251	$6,701	$91,547
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	676	676
Doubtful	-	-	-	-	-	-	-	-
Total	$10,741	$34,498	$13,375	$8,801	$14,180	$3,251	$7,377	$92,223

Current Period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Commercial and industrial
Risk Rating
Pass	$4,159	$25,467	$6,516	$5,278	$18,294	$57,904	$34,323	$151,941
Special Mention	-	-	-	-	-	-	2,820	2,820
Substandard	-	-	380	-	75	5,913	4,738	11,106
Doubtful	-	-	-	-	-	-	-	-
Total	$4,159	$25,467	$6,896	$5,278	$18,369	$63,817	$41,881	$165,867

Current Period gross charge-offs	$-	$38	$-	$2	$-	$1	$-	$41

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Owner-occupied
Risk Rating
Pass	$33,907	$13,312	$18,663	$6,468	$5,279	$15,235	$1,574	$94,438
Special Mention	-	-	-	-	12,260	-	-	12,260
Substandard	-	-	-	-	4,191	2,036	1,799	8,026
Doubtful	-	-	-	-	-	-	-	-
Total	$33,907	$13,312	$18,663	$6,468	$21,730	$17,271	$3,373	$114,724

Current Period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Nonowner-occupied
Risk Rating
Pass	$54,962	$35,753	$25,438	$37,616	$29,092	$68,754	$6,932	$258,547
Special Mention	-	-	1,603	-	-	-	-	1,603
Substandard	-	-	4,956	963	-	3,216	-	9,135
Doubtful	-	-	-	-	-	-	-	-
Total	$54,962	$35,753	$31,997	$38,579	$29,092	$71,970	$6,932	$269,285

Current Period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial real estate:
Construction
Risk Rating
Pass	$34,799	$12,252	$9,561	$14,222	$1,203	$2,384	$4,300	$78,721
Special Mention	-	-	-	-	-	19	-	19
Substandard	-	-	612	6,000	-	-	676	7,288
Doubtful	-	-	-	-	-	-	-	-
Total	$34,799	$12,252	$10,173	$20,222	$1,203	$2,403	$4,976	$86,028

Current Period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Commercial and Industrial
Risk Rating
Pass	$28,717	$8,759	$5,519	$20,266	$22,949	$38,192	$27,598	$152,000
Special Mention	-	-	-	-	-	-	2,550	2,550
Substandard	-	380	469	33	141	6,293	5,233	12,549
Doubtful	-	-	-	-	-	-	-	-
Total	$28,717	$9,139	$5,988	$20,299	$23,090	$44,485	$35,381	$167,099

Current Period gross charge-offs	$-	$45	$-	$12	$58	$-	$45	$160

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment of residential and consumer loans by class of loans based on repayment activity as of June 30, 2026 and December 31, 2025:

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$38,609	$73,640	$60,692	$47,098	$32,349	$150,496	$31,919	$434,803
Nonperforming	-	-	39	112	326	1,653	-	2,130
Total	$38,609	$73,640	$60,731	$47,210	$32,675	$152,149	$31,919	$436,933

Current Period gross charge-offs	$-	$-	$58	$-	$-	$24	$-	$82

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$5,635	$7,862	$5,624	$7,026	$4,320	$1,112	$-	$31,579
Nonperforming	3	87	42	43	82	29	-	286
Total	$5,638	$7,949	$5,666	$7,069	$4,402	$1,141	$-	$31,865

Current Period gross charge-offs	$-	$64	$98	$61	$37	$2	$-	$262

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$86	$91	$100	$106	$-	$-	$54,124	$54,507
Nonperforming	-	-	-	-	-	-	299	299
Total	$86	$91	$100	$106	$-	$-	$54,423	$54,806

Current Period gross charge-offs	$-	$-	$-	$-	$-	$-	$44	$44

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$7,928	$12,298	$4,658	$4,263	$3,360	$3,325	$12,967	$48,799
Nonperforming	1	23	20	36	1	15	-	96
Total	$7,929	$12,321	$4,678	$4,299	$3,361	$3,340	$12,967	$48,895

Current Period gross charge-offs	$342	$42	$70	$56	$9	$11	$148	$678

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Residential Real Estate
Payment Performance
Performing	$70,687	$63,505	$51,608	$34,817	$41,803	$119,416	$34,002	$415,838
Nonperforming	-	415	201	430	26	1,010	-	2,082
Total	$70,687	$63,920	$51,809	$35,247	$41,829	$120,426	$34,002	$417,920

Current Period gross charge-offs	$-	$100	$-	$15	$23	$15	$-	$153

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Automobile
Payment Performance
Performing	$10,413	$7,814	$9,907	$6,831	$1,672	$393	$-	$37,030
Nonperforming	32	63	46	106	-	-	-	247
Total	$10,445	$7,877	$9,953	$6,937	$1,672	$393	$-	$37,277

Current Period gross charge-offs	$34	$251	$338	$118	$12	$16	$-	$769

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Home Equity
Payment Performance
Performing	$-	$4	$19	$-	$100	$140	$50,024	$50,287
Nonperforming	-	-	-	-	-	-	318	318
Total	$-	$4	$19	$-	$100	$140	$50,342	$50,605

Current Period gross charge-offs	$-	$-	$-	$-	$-	$-	$31	$31

							Revolving
							Loans
	Term Loans Amortized Costs Basis by Origination Year						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer:
Other
Payment Performance
Performing	$11,889	$12,012	$6,005	$4,696	$3,425	$1,535	$13,403	$52,965
Nonperforming	3	40	23	23	7	19	-	115
Total	$11,892	$12,052	$6,028	$4,719	$3,432	$1,554	$13,403	$53,080

Current Period gross charge-offs	$346	$148	$162	$76	$73	$29	$376	$1,210

The Company originates residential, consumer, and commercial loans to customers located primarily in the southeastern areas of Ohio as well as the western counties of West Virginia. Approximately 3.47% of total loans were unsecured at June 30, 2026, down from 3.73% at December 31, 2025

Modifications to Borrowers Experiencing Financial Difficulty:
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

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the three and six months ended June 30, 2026 and 2025, the Company experienced no new modifications to borrowers experiencing financial difficulty.

The following table presents the activity in the ACL by portfolio segment for the three months ended June 30, 2026 and 2025:

	Residential	Commercial	Commercial
June 30, 2026	Real Estate	Real Estate	and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,316	$7,275	$1,650	$1,702	$12,943
Provision for credit losses	26	835	3,006	(52)	3,815
Loans charged off	(10)	-	(38)	(455)	(503)
Recoveries	14	-	2	339	355
Total ending allowance balance	$2,346	$8,110	$4,620	$1,534	$16,610

	Residential	Commercial	Commercial
June 30, 2025	Real Estate	Real Estate	and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,693	$3,789	$1,705	$1,952	$10,139
Provision for credit losses	171	421	70	371	1,033
Loans charged-off	(11)	-	-	(611)	(622)
Recoveries	20	18	60	208	306
Total ending allowance balance	$2,873	$4,228	$1,835	$1,920	$10,856

The following table presents the activity in the ACL by portfolio segment for the six months ended June 30, 2026 and 2025:

	Residential	Commercial	Commercial
June 30, 2026	Real Estate	Real Estate	and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,793	$5,331	$1,738	$1,657	$11,519
Provision for credit losses	(395)	2,834	2,905	173	5,517
Loans charged off	(82)	(55)	(41)	(984)	(1,162)
Recoveries	30	-	18	688	736
Total ending allowance balance	$2,346	$8,110	$4,620	$1,534	$16,610

	Residential	Commercial	Commercial
June 30, 2025	Real Estate	Real Estate	and Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,684	$3,653	$1,536	$2,215	$10,088
Provision for credi losses	167	557	343	442	1,509
Loans charged-off	(16)	-	(160)	(1,137)	(1,313)
Recoveries	38	18	116	400	572
Total ending allowance balance	$2,873	$4,228	$1,835	$1,920	$10,856

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of June 30, 2026 and December 31, 2025:

	Collateral Type
June 30, 2026	Real Estate	Business Assets	Total
Residential real estate	$384	$-	$384
Commercial real estate:
Owner-occupied	4,747	148	4,895
Non-owner-occupied	8,515	-	8,515
Construction	676	-	676
Commercial and Industrial	627	4,491	5,118
Consumer:
Automobile	-	-	-
Home equity	397	-	397
Other	-	-	-
Total collateral dependent loans	$15,346	$4,639	$19,985

	Collateral Type
December 31, 2025	Real Estate	Business Assets	Total
Residential real estate	$1,301	$544	$1,845
Commercial real estate:
Owner-occupied	4,885	140	5,025
Non-Owner-occupied	5,062	-	5,062
Construction	7,288	-	7,288
Commercial & Industrial	543	1,257	1,800
Consumer:
Automobile	-	14	14
Home equity	75	-	75
Other	39	21	60
Total collateral dependent loans	$19,193	$1,976	$21,169

The recorded investment of a loan excludes accrued interest and net deferred origination fees and costs due to immateriality.

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company transfers loans to OREO, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). The Company had no OREO for residential real estate properties at June 30, 2026 and December 31, 2025. In addition, nonaccrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $784 and $788 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments.  The contract amounts of these instruments are not included in the consolidated financial statements. At June 30, 2026, the contract amounts of these instruments totaled approximately $228,736, compared to $226,570 at December 31, 2025.  The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit.  At June 30, 2026, the estimated ACL related to off-balance sheet commitments was $731, compared to $871 at December 31, 2025. This includes provision expense recoveries of $60 and $140 during the three and six months ended June 30, 2026, compared to $115 and $55 in provision expense during the three and six months ended June 30, 2025, respectively. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet. Since many of these instruments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds at June 30, 2026 and December 31, 2025 are comprised of advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and promissory notes.

	FHLB	Promissory
	Borrowings	Notes	Totals

June 30, 2026	$39,656	$2,166	$41,822
December 31, 2025	$42,247	$2,601	$44,848

Pursuant to collateral agreements with the FHLB, advances are secured by $427,646 in qualifying mortgage loans, $31,972 in commercial loans and $3,118 in FHLB stock at June 30, 2026.  Fixed-rate FHLB advances of $39,656 mature through 2042 and have interest rates ranging from 1.53% to 4.91% and a year-to-date weighted average cost of 3.99% at June 30, 2026 and 4.03% at December 31, 2025.  There were no variable-rate FHLB borrowings at June 30, 2026.

At June 30, 2026, the Company had a cash management line of credit enabling it to borrow up to $100,000 from the FHLB, subject to the stock ownership and collateral limitations described below.  All cash management advances have an original maturity of 90 days.  The line of credit must be renewed on an annual basis.  There was $100,000 available on this line of credit at June 30, 2026.

Based on the Company's current FHLB stock ownership, total assets and pledgeable loans, the Company had the ability to obtain borrowings from the FHLB up to a maximum of $267,679 at June 30, 2026.  Of this maximum borrowing capacity, the Company had $170,848 available to use as additional borrowings, of which $170,848 could be used for short term, cash management advances, as mentioned above. Furthermore, the Company pledged collateral to the FRB to establish a borrowing line, which had availability of $35,665 at June 30, 2026.

At June 30, 2026, the Company had a federal funds line of credit with two correspondent banks totaling $25,000. The lines of credit are not committed and are provided at the discretion of the correspondent bank. No collateral has been pledged to the lines of credit. Any advance is due to be repaid the next business day. At June 30, 2026, there was $25,000 available on these lines of credit.

Promissory notes, issued primarily by Ohio Valley, are due at various dates through a final maturity date of March 11, 2027, and have fixed rates of 4.25% and a year-to-date weighted average cost of 4.43% at June 30, 2026, as compared to 4.49% at December 31, 2025.  At June 30, 2026, there were five promissory notes payable by Ohio Valley to related parties totaling $2,166, as compared to six promissory notes totaling $2,601 at December 31, 2025. There were no promissory notes payable to other banks at June 30, 2026 and December 31, 2025, respectively.

Letters of credit issued on the Bank’s behalf by the FHLB to collateralize certain public unit deposits as required by law totaled $57,175 at June 30, 2026 and $52,000 at December 31, 2025.

Scheduled principal payments as of June 30, 2026:

	FHLB	Promissory
	Borrowings	Notes	Totals

2026	$10,740	$431	$11,171
2027	21,396	1,735	23,131
2028	1,349	-	1,349
2029	1,319	-	1,319
2030	1,599	-	1,599
Thereafter	3,253	-	3,253
	$39,656	$2,166	$41,822

NOTE 7 – LEASES

Substantially all of the Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent leases for branch buildings and office space to conduct business.  Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The lease expense for these leases is recorded on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases on the consolidated balance sheet. The Company has no finance lease arrangements. Operating leases have remaining lease terms ranging from 4.1 years to 15.1 years, some of which include options to extend the leases for up to 15 years. Operating lease ROU assets and operating lease liabilities are valued based on the present value of future minimum lease payments, discounted with an incremental borrowing rate for the same term as the underlying lease. The Company has one lease arrangement that contains variable lease payments that are adjusted periodically for an index.

Balance sheet information related to leases is as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
Operating leases:
Operating lease right-of-use assets	$1,408	$923
Operating lease liabilities	1,408	923

The components of lease cost were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$49	$49	$103	$98
Short-term lease expense	2	2	2	9

Future undiscounted lease payments for operating leases with initial terms of one year or more as of  June 30, 2026 are as follows:

Operating
Leases
2026 (remaining)	$90
2027	181
2028	183
2029	183
2030	175
Thereafter	1,096
Total lease payments	1,908
Less: Imputed Interest	(500)
Total operating leases	$1,408

Other information was as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term for operating leases	11.5 years	10.7 years
Weighted-average discount rate for operating leases	3.53%	2.85%

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

NOTE 9 – DEPOSITS

Deposits are comprised of the following:

	June 30,	December 31,
	2026	2025

Noninterest-bearing deposits	$319,288	$314,131

Interest-bearing deposits:
Negotiable order of withdrawal accounts	222,929	218,432
Savings and money market	333,339	307,368
Time deposits of $250 or less	419,587	394,183
Time deposits of more than $250	113,285	95,553
Total interest-bearing deposits	1,089,140	1,015,536

Total deposits	$1,408,428	$1,329,667

Brokered deposits, included in time deposits, were $45,754 and $61,464 at June 30, 2026 and December 31, 2025, respectively.

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

• Electronic refund check/deposit fees – A tax refund clearing agreement between the Bank and a tax refund processor requires the Bank to process electronic refund checks and electronic refund deposits presented for payment on behalf of taxpayers through accounts containing taxpayer refunds. The Bank, in turn, receives a fee paid by the third-party tax refund processor for each transaction that is processed. The amount of fees received is tiered based on the tax refund product selected. Since the Bank acts as a sub servicer in the tax process relationship, a portion of the fee collected is passed on to the tax refund processor. The tax refund clearing agreement, and associated revenue recognized, ended in 2025.

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

• Tax preparation fees – This includes fees received by tax preparation customers of Loan Central as part of the Bank’s Tax Refund Advance Loans ("TAL") business. After Loan Central prepares a customer’s tax return, the customer is offered the opportunity to have immediate access to a portion of the anticipated tax refund by entering into a TAL with the Bank. As part of the process, the tax customer completes a loan application and authorizes the expected tax refund to be deposited with the Bank once it is issued by the IRS. Once the Bank receives the tax refund, the refund is used to repay the TAL and Loan Central’s tax preparation fees, then the remainder of the refund is remitted to Loan Central’s tax customer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q (the “report”) and other publicly available documents incorporated herein by reference constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are often, but not always, identified by the use of such words as “believes,” “anticipates,” “expects,” “intends,” “plans,” “goals,” “seeks,” “projects,” “estimates,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and other similar expressions. Such statements involve various important assumptions, risks, uncertainties, and other factors, many of which are beyond our control, particularly with regard to developments related to the current economic and geopolitical landscape, and which could cause actual results to differ materially from those expressed in such forward looking statements. However, it is difficult to predict the effect of known factors, and Ohio Valley Banc Corp. (“Ohio Valley”) cannot anticipate all factors that could affect future results. Important factors that could cause actual results to differ materially from expectations expressed in or implied in forward looking statements include, but are not limited to: the effects of fluctuating interest rates on our customers’ operations and financial condition; changes in political, economic or other factors, such as inflation rates, recessionary or expansive trends, taxes, tariffs, the effects of implementation of legislation and the continuing economic uncertainty in various parts of the world; competitive pressures; the level of defaults and prepayment on loans made by Ohio Valley and its direct and indirect subsidiaries (collectively, the “Company”); unanticipated litigation, claims, or assessments; fluctuations in the cost of obtaining funds to make loans; and regulatory changes. Additional detailed information concerning such factors is available in the Company’s filings with the Securities and Exchange Commission, under the Exchange Act, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this document (including, without limitation, in conjunction with the forward looking statements themselves and under the heading “Critical Accounting Estimates”). All forward looking statements are qualified in their entirety by these and other cautionary statements that the Company makes from time to time in its other SEC filings and public communications. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation and disclaims any duty to update or revise any forward looking statements, whether as a result of new information, unanticipated future events or otherwise, except as required by applicable law.

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

FINANCIAL RESULTS OVERVIEW: Net income totaled $2,927 during the second quarter of 2026, a decrease of $1,283 from the same period in 2025. Earnings per share for the second quarter of 2026 finished at $.62 per share, compared to $.89 per share during the second quarter of 2025. Net income totaled $7,224 during the first six months of 2026, a decrease of $1,392 from the same period in 2025. Earnings per share during the first six months of 2026 finished at $1.53 per share, compared to $1.83 per share during the first six months of 2025. Lower net earnings had a corresponding impact on the Company’s annualized net income to average asset ratio, or return on assets, which decreased 42 basis points to 0.70% during the second quarter of 2026, and decreased 27 basis points to 0.89% during the first six months of 2026, compared to the same periods in 2025. In addition, the Company’s net income to average equity ratio, or return on equity, decreased 397 basis points to 6.82% during the second quarter of 2026, and decreased 282 basis points to 8.48% during the first six months of 2026, compared to the same periods in 2025.

Lower earnings during the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily impacted by higher provision expense caused by the collateral impairments of two commercial loan relationships. These collateral deficiencies required specific reserve allocations that contributed to most of the $2,607 and $3,813 increases in provision expense during the three and six months ended June 30, 2026 compared to the same periods in 2025. Lower earnings were also impacted by growth in noninterest expense, increasing $196 and $679 during the three and six months ended June 30, 2026 compared to the same periods in 2025. Noninterest expense was impacted by higher salaries and employee benefit costs, software  and other noninterest expense, partially offset by lower data processing costs. These negative factors were partially offset by growth in net interest and noninterest income, which collectively increased $1,201 and $2,591 during the three and six months ended June 30, 2026 compared to the same periods in 2025. Net interest income grew in large part due to a 12.6% and 10.6% increase in average earning assets during the three and six months ended June 30, 2026, coming primarily from loans. The impacts from earning asset growth were partially offset by decreases in the net interest margin during both the quarterly and year-to-date periods, impacted by higher funding costs. The improvement in noninterest income occurred primarily during the second quarter of 2026 with $377 in unrealized gains earned on equity securities as part of the Company’s participation in the Visa Inc. exchange offer. This contributed to a $338 increase in quarterly noninterest income, while allowing year-to-date noninterest income to finish relatively stable with the prior year-to-date, decreasing by just $20.

During the three and six months ended June 30, 2026, net interest income increased $863, or 5.9%, and $2,611, or 9.4%, over the same periods in 2025. The increases were primarily related to a $177,570 and $149,285 increase in average earning assets during the quarterly and year-to-date periods. This was led mostly by a 14.7% and 14.4% increase in average loans during the three and six months ended June 30, 2026 compared to the same periods in 2025. The growth in average loans was related to the commercial and residential real estate lending segments. The emphasis on higher-yielding loan growth during the first half of 2026 contributed to lower average securities during the three and six months ended June 30, 2026. The decrease in average securities was also impacted by a reduced need for securities to be pledged as collateral to secure public fund deposits. Net interest earnings were negatively affected by a lower net interest margin, which decreased 24 basis points during the second quarter of 2026, and decreased 4 basis points during the first half of 2026, compared to the same periods in 2025. Margin contraction, especially during the quarter, was largely impacted by the effects of an $817 market discount on purchased loans that was recorded to interest income during the second quarter of 2025 compared to no market discount income during 2026. Margin decreases were also impacted by the cost of funding sources increasing at a greater pace than the yield on earning assets. The cost of funding sources increased as the composition of funding sources shifted to higher cost certificates of deposit (“CDs”) from promotional offerings, and higher money market accounts from individual and business customers.

During the three and six months ended June 30, 2026, the Company’s provision for credit loss expense increased $2,607 and $3,813, when compared to the same periods in 2025. The increase resulted primarily from $4,531 and $6,561 in specific allocations on two collateral dependent loans during the three and six months ended June 30, 2026. These increases in reserves were partially offset by a net decrease in modeled loss rates and a decrease in certain qualitative risk factors and lower net charge offs.

During the three months ended June 30, 2026, noninterest income increased $338, or 11.9%, over the same period in 2025, while decreasing $20, or 0.3%, during the six months ended June 30, 2026 from the same period in 2025. The quarterly increase was driven by $377 in unrealized gains on equity securities. This was from the Company’s participation in the Visa Inc. exchange offer during the second quarter of 2026 to exchange its Visa B-1 shares for a mix of Visa B-3 and Class C common stock, with the Class C common stock being marked to fair value resulting in the gains on equity securities previously mentioned. Further increases to noninterest income came from higher debit and credit card interchange income, and bank owned life insurance ("BOLI") and annuity asset income, which collectively increased $69 and $293 during the three and six months ended June 30, 2026 compared to the same periods in 2025. Decreases to noninterest income came primarily from electronic refund check and deposit fees, which decreased $135 and $675 during the three and six months ended June 30, 2026 compared to the same periods in 2025. This was due to the expiration of a tax processing agreement with a third party.

During the three and six months ended June 30, 2026,  noninterest expense increased $196, or 1.8%, and $679, or 3.1%, over the same periods in 2025. Noninterest expense was impacted mostly by salaries and employee benefits, which increased $359 and $694 during the three and six months ended June 30, 2026 over the same periods in 2025 due to annual merit increases and higher health insurance premiums. Other noninterest expense was up $251 and $278 during the three and six months ended June 30, 2026 over the same periods in 2025 due to higher state taxes, loan costs, and other miscellaneous expenses associated with troubled credits. Also increasing was software expense and FDIC insurance, which were collectively up $151 and $341 during the three and six months ended June 30, 2026 over the same periods in 2025. Software costs increased due to the investment in software to enhance internal processes, while FDIC premiums increased due to a higher assessment base and an increase in the assessment rate in relation to higher nonperforming loans. Partially offsetting increases in noninterest expense were lower data processing expenses, which decreased $605 and $619 during the three and six months ended June 30, 2026 over the same periods in 2025. This was due to a $544 recovery from a vendor in the second quarter of 2026 for a billing error.

The $319 and $509 decreases in the Company’s provision for income taxes during the three and six months ended June 30, 2026, compared to the same periods in 2025, were largely due to the decrease in operating income affected by the factors mentioned above, as well as a decrease in the effective tax rate.

At June 30, 2026, total assets were $1,661,436, an increase of $78,782 from year-end 2025. The increase in assets was primarily the result of a $50,096 increase in loans, and a $31,513 increase in interest-bearing deposits with banks. Loan growth was led by a 5.7% increase in the Company’s commercial loan portfolio, and a 4.5% increase in the Company’s residential real estate loan portfolio. The increase in interest-bearing deposits with banks was primarily associated with balances maintained at the Federal Reserve Bank (“FRB”) that were impacted by the year-to-date growth in both interest- and noninterest-bearing deposit liabilities.

At June 30, 2026, total liabilities were $1,488,050, up $75,653 from year-end 2025. Contributing most to this increase were higher interest-bearing deposit balances, up $73,604 from year-end 2025, consisting of higher balances from time deposits (+8.8%) and savings, negotiable order of withdrawal ("NOW") and money market balances (+5.8%), while noninterest-bearing demand deposits increased 1.6% from year-end 2025.

At June 30, 2026, total shareholders' equity was $173,386, up $3,129 from December 31, 2025. This increase consisted of year-to-date net income being partially offset by year-to-date cash dividends paid and an after-tax increase in net unrealized losses on AFS securities. Regulatory capital ratios of the Company remained higher than the "well capitalized" minimums.

Comparison of Financial Condition
at June 30, 2026 and December 31, 2025

The following discussion focuses in more detail on the consolidated financial condition of the Company at June 30, 2026 compared to December 31, 2025.  This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.

Cash and Cash Equivalents

At June 30, 2026, cash and cash equivalents were $78,084, an increase of $32,187, or 70.1%, from December 31, 2025. The increase came primarily from interest-bearing deposits with banks, which were up $31,513, or 101.5%, from year-end 2025. The Company’s interest-bearing FRB clearing account contributed most to the increase in interest-bearing deposits with banks, representing 80% of cash and cash equivalents at June 30, 2026. The Company utilizes its interest-bearing FRB clearing account to manage excess funds, as well as to assist in funding earning asset growth. The increase in excess funds during the first half of 2026 resulted primarily from growth in total deposits, which were up 5.9% from year-end 2025. The interest rate paid on both the required and excess reserve balances of the FRB is based on the targeted federal funds rate established by the Federal Open Market Committee (“FOMC”). During the first half of 2026, the FOMC took no action to reduce the targeted federal funds rate, which remains at a target range of 3.50% to 3.75%. The interest-bearing deposit balances in the FRB are 100% secured by the U.S. Government.

As liquidity levels continuously vary based on consumer activities, amounts of cash and cash equivalents can vary widely at any given point in time. The Company’s focus during periods of heightened liquidity will be to invest excess funds into longer-term, higher-yielding assets, primarily loans, when opportunities arise.

Securities

The balance of total investment securities decreased $3,342, or 1.3% from year-end 2025. The decrease came mostly from U.S. Government and U.S. Government agency (“Agency”) mortgage-backed securities, which were collectively down $3,654, or 1.5%, from year-end 2025. During the first half of 2026, total purchases, net of maturities, for both U.S. Government and Agency mortgage-backed securities totaled $17,152. This was completely offset by $19,189 in principal repayments coming mostly from Agency mortgage-backed securities. The monthly repayment of principal has been the primary advantage of Agency mortgage-backed securities as compared to other types of investment securities, which deliver proceeds upon maturity or call date. At June 30, 2026, the Company’s investment securities portfolio was comprised mostly of Agency mortgage-backed securities at 63.0% of total investments, while U.S. Government securities represented 32.7%.

Included in the factors mentioned above were changes in net unrealized losses associated with AFS debt securities. During the first half of 2026, an increase in long-term market rates led to a $2,352 decrease in the fair value associated with the Company’s AFS securities at June 30, 2026. The fair value of an investment security moves inversely to interest rates, so as rates increased, the fair value decreased, causing the unrealized loss in the portfolio to increase. These changes in rates are typical and do not impact earnings of the Company as long as the securities are held to full maturity.

Also included in total investment securities were marketable equity securities of $376 at June 30, 2026. During the second quarter of 2026, the Company participated in an exchange offer initiated by Visa, Inc., where 954 Visa Class B-1 shares were tendered by the Company in exchange for a mix of Visa Class B-3 and Class C common stock. The Company then marked its Visa Class C common stock to fair value based on the Visa Class A common stock market price as of the exchange date of May 8, 2026. Prior to the exchange offer, the Company’s Class B-1 shares were not marketable and were carried at a $0 cost basis. This initial fair value adjustment of the Company’s Visa Class C common stock resulted in a $349 increase to equity securities. The Company followed with another fair value adjustment at June 30, 2026 that resulted in a $27 increase to equity securities. The changes in fair value from equity securities were recognized in net income.

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

Residential real estate loans consist of loans to individuals for the purchase of 1-4 family primary residences with repayment primarily through wage or other income sources of the individual borrower. The Company’s loss exposure to these loans is dpendent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

COMMERCIAL REAL ESTATE BY INDUSTRY
As of June 30, 2026
Table I

The following table provides the composition of commercial real estate loans by industry classification (as defined by the North American Industry Classification System).

dollars in thousands)
	Amount	% of Total
Real Estate Rental and Leasing.	$275,852	54.33%
Accommodation and Food Services	76,917	15.15%
Retail Trade	40,340	7.94%
Health Care and Social Assistance	23,706	4.67%
Manufacturing	19,515	3.84%
Construction	16,545	3.26%
All Other	54,873	10.81%
Total	$507,748	100.00%

Consumer loans are primarily secured by automobiles, mobile homes, recreational vehicles, and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans.

The Company’s loan balances increased to $1,246,114 at June 30, 2026, representing an increase of $50,096, or 4.2%, as compared to $1,196,018 at December 31, 2025.  The increase in loans came primarily from both the commercial and residential real estate portfolios, as well as the commercial and industrial portfolio, while partially being offset by a decrease in the consumer loan portfolio from year-end 2025.

The Company’s commercial loan portfolio increased $36,479, or 5.7%, from year-end 2025. The most significant driver of this increase was higher loan balances within the commercial real estate portfolio, which increased $37,711, or 8.0%, from year-end 2025.  At June 30, 2026, commercial real estate loans represented the largest segment of the Company’s total loan portfolio at 40.7%. The increase from year-end 2025 came primarily from new originations within the nonowner-occupied and construction loan segments.

The growth in commercial loans was partially offset by a decrease in the commercial and industrial portfolio, which was down $1,232, or 0.7%, from year-end 2025. The decrease was impacted by an increase in principal repayments during the first half of 2026. While management believes lending opportunities exist in the Company’s markets, future commercial lending activities will depend upon economic and other related conditions, such as general demand for loans in the Company’s primary markets, interest rates offered by the Company, and the effects of competitive pressure and normal underwriting considerations. Management will continue to place emphasis on its commercial lending, which generally yields a higher return on investment compared to other types of loans.

At June 30, 2026, residential real estate loans represented the second largest segment of the Company’s total loan portfolio at 35.1%. During 2026, mortgage rates remained elevated relative to variable rate options, which provided the Company with fewer opportunities to originate and sell long-term fixed-rate residential mortgages to the Federal Home Loan Mortgage Corporation. Due to the elevated mortgage rates, mortgage customers were selecting more in-house variable rate mortgage products than long-term fixed rate products, which enhanced the growth in the portfolio. As a result, residential real estate loans increased $19,013, or 4.5%, from year-end 2025.

The increases in the Company’s commercial and residential real estate loan portfolios at June 30, 2026 were partially offset by a decrease in the Company’s consumer loan portfolio, which was down $5,396, or 3.8%, from year-end 2025. This change was impacted by a $5,412, or 14.5%, decrease in automobile loans. This was directly impacted by management’s strategy to place more emphasis on higher yielding loan portfolios (i.e. commercial, and to a smaller extent, residential real estate). Indirect automobile loans bear additional costs from dealers that partially offset interest revenue and lower the rate of return. As a result, the Company exited the indirect lending business for automobiles and recreational vehicles in 2024. Decreases in consumer loans also came from a $4,185, or 7.9%, decrease in other consumer loans from year-end 2025, impacted by principal repayments and payoffs. Decreases in consumer loans were partially offset by a $4,201, or 8.3%, increase in home equity lines of credit.

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

For AFS debt securities, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized costs basis is due to credit-related factors or noncredit-related factors. As of June 30, 2026, the Company determined that all AFS securities that experienced a decline in fair value below the amortized cost basis were due to non-credit related factors. Therefore, no ACL was recorded, and no provision expense was recognized during the six months ended June 30, 2026.

For HTM debt securities, the Company evaluates the securities collectively by major security type at each measurement date to determine expected credit losses based on the issuer’s bond rating, historical loss, financial condition, and timely principal and interest payments. At June 30, 2026, the ACL for HTM debt securities was $1 based on a .02% cumulative default rate taken from the S&P and Moody’s bond rating index. This compares to an ACL of $1 at December 31, 2025.

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

As of June 30, 2026, the ACL for loans totaled $16,610, or 1.33%, of total loans. As of December 31, 2025, the ACL for loans totaled $11,519, or 0.96%, of total loans. The $5,091, or 44.2%, increase in the ACL was impacted by a $6,561 increase in specific reserves on loans individually evaluated for impairment from year-end 2025. During the first half of 2026, the Company individually evaluated the commercial loans of two borrowers for expected credit loss. Of the two stressed loan relationships, one is a commercial and industrial loan to an automobile dealership and the other is a commercial real estate loan for the construction of a hotel. After measuring the fair value of the loans’ collateral to the loans’ recorded investment, the Company identified $6,561 in expected losses based on the impairment associated with the borrowers’ collateral. This resulted in a corresponding charge to provision expense to establish the specific allocation within the ACL at June 30, 2026. The Company considers the specific allocations to be related to this specific group of loan relationships and not reflective of a broader deterioration in portfolio credit quality.

The increase in the ACL was also impacted by additional reserves associated with loan growth of $50,096 during the first half of 2026 compared to a $39,442 increase in loan balances during the first half of 2025. These increases in specific and general reserves were partially offset by the improvements in certain qualitative risk factors that included improved portfolio terms, such as reduced exposure to variable rate loans repricing higher and a positive net charge-off trend for consumer loans due to exiting indirect lending, along with improved general economic conditions. The Company also experienced a decrease in modeled loss rates largely due to the improvement in unemployment projections.

The Company experienced higher delinquency levels as compared to year-end 2025. Nonperforming loans to total loans increased to 1.44% at June 30, 2026, compared to 1.40% at December 31, 2025, while nonperforming assets to total assets increased to 1.08% at June 30, 2026, compared to 1.06% at December 31, 2025. The increase in nonperforming loans was primarily related to one commercial loan being placed on nonaccrual status during the first quarter of 2026.  The loan is secured by commercial real estate and was identified as having collateral impairment, which required a specific allocation of the ACL at June 30, 2026.

Management believes that the ACL at June 30, 2026 was appropriate to absorb expected losses in the loan portfolio. Changes in the circumstances of particular borrowers, as well as adverse developments in the economy, are factors that could change, and management will make adjustments to the ACL as needed. Asset quality will continue to remain a key focus of the Company as management continues to stress not just loan growth, but quality in loan underwriting.

Deposits
Deposits are used as part of the Company’s liquidity management strategy to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Deposits continue to be the most significant source of funds used by the Company to support earning assets. Total deposits at June 30, 2026 increased $78,761, or 5.9%, from year-end 2025. The increase in deposits came primarily from interest-bearing deposit balances, which were up by $73,604, or 7.2%, from year-end 2025, while noninterest-bearing deposits increased $5,157, or 1.6%, from year-end 2025.
The increase in noninterest-bearing demand deposits was primarily from the Company’s business and incentive-based checking account balances.
The increase in interest-bearing deposits came primarily from time deposit balances, which increased $43,136, or 8.8%, from year-end 2025, $58,854 of which was a result of an increase in retail time deposits. The Company targeted growth in retail CDs by promoting a special CD rate during the first half of 2026 to assist in funding loan growth. This resulted in the Company utilizing less wholesale CDs to help fund earning asset demand, which decreased $15,718 from year-end 2025.
Savings and money market balances also increased $25,971, or 8.4%, from year-end 2025. The increase came primarily from money market accounts, which increased $24,264 from year-end 2025, impacted mostly by increases in the Company’s tiered money market product (Money Fund) that was introduced in 2023 and offers a higher rate on tiered deposit balances to both individual and business customers. Savings account balances increased $1,707 impacted mostly by the Company’s statement savings account product.
Further increases in interest-bearing deposits came from NOW account balances, which increased $4,497, or 2.1%, from year-end 2025. The increase was largely from a $4,733 increase in the Company’s municipal NOW product balances, particularly within the Gallia County, Ohio, and Mason County, West Virginia, market areas.
The Company expects to continue to experience increased competition for deposits in its market areas, which could challenge its net growth. The Company will continue to emphasize growth and retention within its core deposit relationships during 2026, reflecting the Company’s efforts to reduce its reliance on higher cost funding and improving net interest income.
Other Borrowed Funds
Other borrowed funds were $41,822 at June 30, 2026, a decrease of $3,026, or 6.7%, from year-end 2025. The decrease was related to the scheduled principal amortization for applicable FHLB advances. While deposits continue to be the primary source of funding for growth in earning assets, management will continue to utilize various wholesale funding sources to help manage interest rate sensitivity and liquidity.

Shareholders’ Equity
Total shareholders' equity at June 30, 2026 increased $3,129, or 1.8%, to finish at $173,386, as compared to $170,257 at December 31, 2025. This was primarily from year-to-date net income partially offset by cash dividends paid and a decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was related to the $1,833, net of tax, market depreciation of AFS securities due to an increase in market interest rates.
Comparison of Results of Operations
For the Three and Six Months Ended
June 30, 2026 and 2025

The following discussion focuses, in more detail, on the consolidated results of operations of the Company for the three and six months ended June 30, 2026, compared to the same period in 2025. This discussion should be read in conjunction with the interim consolidated financial statements and the notes included in this Form 10‑Q.
Net Interest Income
The most significant portion of the Company's revenue, net interest income, results from properly managing the spread between interest income on earning assets and interest expense incurred on interest-bearing liabilities. During the three and six months ended June 30, 2026, net interest income increased $863, or 5.9%, and $2,611, or 9.4%, compared to the same periods in 2025, respectively. The quarterly and year-to-date improvements during 2026 came from average earning asset growth, partially offset by a decrease in the net interest margin.  Average asset growth was impacted primarily by loans and interest-bearing deposits with banks, while the margin fell as our funding expenses outpaced the returns on our earning assets.

Total interest and fee income recognized on the Company’s earning assets increased $2,439, or 11.6%, during the second quarter of 2026, and $5,114, or 12.5%, during the six months ended June 30, 2026, compared to the same periods in 2025. The earnings growth was impacted by interest on loans, which increased $1,995, or 11.6%, and $4,732, or 14.3%, during the three and six months ended June 30, 2026, compared to the same periods in 2025. This improvement was mostly impacted by average loan balances, which increased $156,821 during the second quarter of 2026 and $151,658 during the first half of 2026. Balance increases came primarily from the commercial and residential real estate loan portfolios due to higher commercial loan volume and a consumer preference for short-term, variable rate residential real estate loans. The effects of average loan growth on revenue improvement were partially offset by average loan yields decreasing 21 basis points to 6.61% during the second quarter of 2026 and decreasing 5 basis points to 6.63% during the first half of 2026, compared to the same periods in 2025. The loan yield decreases came primarily from the income recognition of an $817 market discount on one purchased commercial and industrial loan that paid off during the second quarter of 2025. While the market discount benefited loan yields in 2025, the Company recognized no market discount income on purchased loans during the same periods in 2026, causing loan yields to decrease. At June 30, 2026, the Company had one purchased commercial and industrial loan remaining with an unrecognized market discount of $1,052.

Total interest income from interest-bearing deposits with banks increased $327, or 51.2%, during the second quarter of 2026, and increased $83, or 5.7%, during the first half of 2026, compared to the same periods in 2025. This was largely from average balance increases with the Company’s interest-bearing FRB clearing account, which increased $44,629 and $16,789 during the three and six months ended June 30, 2026, compared to the same periods in 2025. Balances in the FRB clearing account increased primarily from interest-bearing deposit growth and net proceeds from securities, which provided more than enough FRB clearing deposits to help fund loan growth during 2026. Interest income from the FRB clearing account was negatively impacted by short-term rate decreases during 2025. Between September and December 2025, the FRB took action to reduce the rate associated with the FRB clearing account by 75 basis points due to inflationary pressures, which lowered the target federal funds rate to a range of 3.50% to 3.75% going into 2026. These decreases in interest rates had a negative impact on the FRB clearing account’s interest earnings during the three and six months ended June 30, 2026.

Total interest on securities increased $101, or 4.3%, during the second quarter of 2026, and $319, or 7.1%, during the first half of 2026, compared to the same periods in 2025. The earnings growth was primarily related to an increase in the average yield on taxable securities. This was impacted by the Company’s decision to sell $36,950 in taxable securities yielding 1.35% during the second half of 2025 and replace them with similar taxable securities yielding 4.52% with longer durations. As a result, the average yield on taxable securities increased 53 basis points to 3.81% during the second quarter of 2026, and 56 basis points to 3.80% during the first half of 2026, compared to the same periods in 2025. The yield improvement from taxable securities completely offset the negative impact of lower average securities balances, which decreased $24,118, or 8.7%, during the second quarter of 2026, and $19,402, or 7.1%, during the first half of 2026, compared to the same periods in 2025. Average securities have decreased largely due to the Company’s emphasis on growing higher-yielding loans during 2026, as well as a lower need for securities to be pledged as collateral to secure public fund NOW accounts from a year ago, particularly with the Bank’s public fund NOW account deposits with the Ohio Treasurer (the “Treasurer”) as part of the Ohio Homebuyer Plus program. Securities pledged as collateral to secure the Treasurer deposit balances totaled $59,044 at June 30, 2026, compared to $81,123 at June 30, 2025.

Total interest expense incurred on the Company’s interest-bearing liabilities increased $1,576, or 24.2%, during the second quarter of 2026, and $2,503, or 19.0%, during the first half of 2026, compared to the same periods in 2025. The increases were impacted by average interest-bearing liability growth during both periods, coming mostly from higher time, savings, and money market deposit balances. The increase in time deposit balances was impacted by the Company’s strategy to raise additional retail deposits during 2026 by offering special CD rate offerings. The increase in savings and money market account balances were mostly impacted by deposit growth within the Company’s tiered money market product (Money Fund) that offered competitive rates to both individual and business customers. These increases were partially offset by a decrease in average NOW account balances, which came largely from lower public fund balances from a year ago.

The growth in interest expense from higher average interest-bearing liabilities was further impacted by a higher average cost on average interest-bearing liabilities during 2026. The average rates on the Company’s savings, NOW, and money market balances increased 16 basis points to 1.57% during the second quarter of 2026, and increased 12 basis points during the first half of 2026, as product rates on tiered money market accounts adjusted upward, while public fund NOW account balances shifted to a new higher-costing cash sweep product offered by the Bank. While product rates on various savings, NOW, and money market products increased, the Company experienced a decrease in the weighted average cost of its time deposit balances. Prior to 2025, market competition for deposits had resulted in higher rates on short-term CD offerings. Since then, product rates on retail CDs have decreased during 2025 and into 2026. The Company’s strategy to fund loan growth by raising additional retail deposits through special CD rate offerings was in effect during the second half of 2025. This has allowed a large portion of these short-term retail CDs to renew at lower rates during the three and six months ended June 30, 2026. As a result of the rate repricings on retail CDs, the average cost associated with time deposits decreased by 16 basis points to 3.96% during the second quarter of 2026 and decreased 23 basis points to 4.00% during the first half of 2026, compared to the same periods in 2025. This helped to reduce the expense impacts of higher average deposit balances, and the average rate increases in specific savings, NOW and money market products.

The Company’s net interest margin is defined as fully tax-equivalent net interest income as a percentage of average earning assets. During 2026, the Company’s net interest margin decreased 24 basis points to 3.92% during the second quarter of 2026 and decreased 4 basis points to 3.97% during the first half of 2026, compared to the same periods in 2025. The decrease in the net interest margin was related to the average cost of funding sources increasing at a greater pace than the yield on earning assets. Comparing the first half of 2026 to the first half of 2025, the yield on average earning assets improved 9 basis points in relation to the growth in higher yielding loans that now comprise a larger percentage of earning assets, along with the yield on taxable securities. However, included in the yield on earning assets for the second quarter and first half of 2025 was the $817 market discount on purchased loans compared to no market discount income during the same periods in 2026, resulting in a 6 basis point decrease to the earning asset yield during the second quarter of 2026. During both the three and six months ended June 30, 2026, the average cost of funds increased as the composition of funding sources shifted to higher cost deposit sources, such as CDs and money market accounts that were offered pursuant to certain promotional offerings mentioned above. These promotional offerings were utilized to fund loan growth and to maintain an appropriate liquidity position. As a result, the average cost of funds increased 21 basis points during the second quarter of 2026 and increased 16 basis points during the first half of 2026, compared to the same periods in 2025. The Company’s primary focus is to invest its funds into higher yielding assets, particularly loans, as opportunities arise. However, if loan balances do not continue to expand and remain a larger component of overall earning assets, the Company will face pressure within its net interest income and margin improvement.

Provision for Credit Losses
Provision for credit losses is recorded to achieve an ACL that is adequate to absorb estimated losses inherent in the Company’s loan portfolio, unfunded loans, and HTM debt securities. Management performs, on a quarterly basis, a detailed analysis of the ACL that encompasses asset portfolio composition, asset quality, loss experience and other relevant economic factors. For the three months ended June 30, 2026, the Company’s provision for credit losses expense totaled $3,755, an increase of $2,607 over the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company’s provision for credit losses expense totaled $5,377, an increase of $3,813 over the six months ended June 30, 2025.

The increases in provision for credit loss expense during both periods were primarily related to the establishment of specific allocations totaling $4,531 and $6,561 during the three and six months ended June 30, 2026 on two commercial loan relationships that were deemed to be collateral dependent. In addition, provision for credit loss expense was required to cover higher general reserves for the increase in loans during 2026. These increases in reserves were partially offset by the improvements in certain qualitative risk factors that contributed to a $1,234 decrease in reserves during the second quarter of 2026, and a $2,242 decrease in reserves during the first half of 2026, compared to the same periods in 2025. Factors contributing to lower qualitative risk included improved portfolio terms, such as reduced exposure to variable rate loans repricing higher and a positive net charge-off trend for consumer loans due to exiting indirect lending, along with lower modeled loss rates in relation to the improvement in unemployment projections. The Company also experienced less net charge-offs, which contributed to a $168 and $315 decrease in provision expense during the three and six months ended June 30, 2026.

Credit loss expense during 2026 was also impacted by unfunded commitments on off-balance sheet liabilities, which decreased $175 and $195 during the three and six months ended June 30, 2026, compared to the same periods in 2025. The impact came mostly from lower loss rates on commercial lines during both periods.

Future provisions to the ACL will continue to be based on management’s quarterly in-depth evaluation that is discussed in further detail under the caption “Critical Accounting Estimates” within this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $338, or 11.9%, during the three months ended June 30, 2026, and decreased $20, or 0.3%, during the six months ended June 30, 2026, compared to the same periods in 2025. The quarterly increase was primarily from the $377 in unrealized gains on equity securities from the Company’s participation in the Visa exchange offer previously mentioned. Further increases to noninterest income came from higher debit and credit card interchange fees, which increased $70 and $156 during the three and six months ended June 30, 2026, compared to the same periods in 2025. The growth in interchange income was driven by increases in transaction volume for both debit and credit cards during 2026. Increases also came from BOLI and annuity assets due to the receipt of life insurance proceeds during the first quarter of 2026, leading to a $137 increase in BOLI and annuity earnings during the six months ended June 30, 2026, while remaining relatively stable during the second quarter of 2026, decreasing by $1. Decreases to noninterest income came primarily from a $135 and $675 decrease in electronic refund check and deposit fees during the three and six months ended June 30, 2026, compared to the same periods in 2025.  The decrease was due to the expiration of a tax processing agreement with a third party at year-end 2025. The remaining noninterest income categories increased $27 during the three months ended June 30, 2026, and decreased $15 during the six months ended June 30, 2026, impacted by a mix of higher service charges on deposit accounts and a decline in commercial loan servicing fees.

Noninterest Expense

Noninterest expense increased $196, or 1.8%, during the three months ended June 30, 2026, and increased $679, or 3.1%, during the six months ended June 30, 2026, compared to the same periods in 2025. Contributing most to the increase was the Company’s largest noninterest expense, salaries and employee benefits, which increased $359, or 5.8%, during the three months ended June 30, 2026, and $694, or 5.7%, during the six months ended June 30, 2026, compared to the same periods in 2025. The expense increase was primarily related to annual merit increases and higher health insurance premiums.

Other noninterest expense increased $251 and $278 during the three and six months ended June 30, 2026 in large part due to higher state taxes, loan costs, and other miscellaneous expenses associated with troubled credits. State taxes included higher West Virginia Business & Occupation and Ohio Financial Institutions taxes. Loan costs included increases to foreclosure and loan vendor expense. Increases in other miscellaneous expenses included the remittance of real estate taxes associated with the properties of select troubled credits.

Higher noninterest expense also came from software expense, which increased $74 and $206 during the three and six months ended June 30, 2026. Higher costs in this category were the result of the investment in software to enhance internal processes.

Also contributing to higher noninterest expense was higher FDIC insurance premiums, which increased $77 and $135 during the three and six months ended June 30, 2026. The increase was related to a higher assessment base due to growth in assets and to an increase in the assessment rate in relation to the higher nonperforming loans.

Partially offsetting increases in noninterest expense were lower data processing expenses, which decreased $605 and $619 during the three and six months ended June 30, 2026. This was due to a $544 recovery from a vendor in the second quarter of 2026 for a billing error that occurred over a 7-year period.

The remaining noninterest expense categories increased $40 during the second quarter of 2026, and decreased $15 during the first half of 2026, compared to the same periods in 2025, impacted by a mix of higher building, equipment and marketing costs and a decline in professional fees.

Efficiency

The Company’s efficiency ratio is a non-US GAAP measurement and is defined as noninterest expense as a percentage of fully tax-equivalent net interest income plus noninterest income. The effects of provision expense are excluded from the efficiency ratio. Management believes the efficiency ratio provides investors with important information regarding operational efficiency and operating performance. Management continues to place emphasis on managing its balance sheet mix and interest rate sensitivity as well as developing more innovative ways to generate noninterest revenue. Comparing the three and six months ended June 30, 2026 to the same periods in 2025, the Company has benefited from an increase in average earning assets, primarily from a composition shift to higher-yielding loans. However, a composition shift to higher-costing time deposits combined with an $817 market discount on purchased loans from 2025 contributed to decreases in the net interest margin during the three and six months ended June 30, 2026 compared to the same periods in 2025. Although the net interest margin contracted, the additional growth in average earning assets more than offset the margin decreases resulting in a 5.9% and 9.4% increase in net interest income during the second quarter and first half of 2026. The growth in net interest income was further enhanced by the strong growth in noninterest income during the second quarter of 2026, bringing 2026’s year-to-date noninterest revenue more in line with the prior year-to-date. The quarterly increase was largely impacted by the unrealized gains on equity securities, as well as higher earnings from debit and credit interchange and BOLI insurance, which helped to counter the negative effects from lower electronic refund check and deposit fees from an expired tax processing agreement. And while noninterest expense increased during 2026, the pace of growth was slowed during the second quarter with the $544 refund from a vendor billing error that resulted in a 62.4% and 32.7% decrease in data processing expense during the three and six months ended June 30, 2026. This caused total noninterest expense to increase just 1.8% during the second quarter of 2026 compared to a 4.5% increase during the linked first quarter of 2026. Based on the net increase in revenue sources and slower cost growth in overhead during the quarter, the Company’s efficiency ratio decreased (improved) to 60.08% during the three months ended June 30, 2026, compared to 63.09% during the three months ended June 30, 2025. The Company’s year-to-date efficiency ratio also decreased (improved) to 60.89% during the six months ended June 30, 2026, compared to 63.51% during the six months ended June 30, 2025.

Provision for income taxes
The Company’s income tax provision decreased $319, or 32.7%, during the three months ended June 30, 2026, and decreased $509, or 24.0%, during the six months ended June 30, 2026, compared to the same periods in 2025. During the second quarter of 2026, operating income decreased 30.9% and the associated effective tax rate decreased from 18.9% in 2025 to 18.3% in 2026. During the first half of 2026, operating income decreased 17.7% and the associated effective tax rate decreased from 19.8% in 2025 to 18.3% in 2026. The effective rate decreases during both the quarterly and year-to-date periods of 2026 were primarily from higher tax-exempt earnings.

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

The federal banking agencies adopted a final rule that modified the CBLR framework effective July 1, 2026. Key provisions included a decrease in the CBLR requirement from 9.0% to 8.0%, extension of the grace period to meet one or more CBLR qualifying requirements from two consecutive quarters to four consecutive quarters, as long as the leverage ratio stays above 7.0%, and a cap on the extended grace period to eight quarters within a five-year period. A QCBO failing to satisfy these requirements must comply with the existing Basel III capital requirements. The Bank opted into the CBLR, and, therefore, is not required to comply with the Basel III capital requirements. As of June 30, 2026, the Bank’s CBLR was 9.73%.

Cash dividends paid by the Company were $2,262 during the first half of 2026. The year-to-date dividends paid totaled $0.48 per share.

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

Total cash and cash equivalents, HTM securities maturing within one year, and AFS securities, which totaled $328,951, represented 19.8% of total assets at June 30, 2026 compared to $300,436 and 19.0% of total assets at December 31, 2025. The increase in liquid funds came primarily from the $32,187 increase in cash and cash equivalents, which was related to the growth in total deposits. From year-end 2025, total deposits increased $78,761, or 5.9%, of which a portion was utilized to fund loan growth of $50,096.

In addition to the on-balance sheet liquidity discussed above, the Bank has established multiple sources of funding to further enhance the Bank’s ability to meet liquidity demands. The Bank has pledged collateral to the FHLB and the FRB to establish committed borrowing lines. At June 30, 2026, the Bank could borrow an additional $170,848 from the FHLB and the borrowing line with the FRB had availability of $35,665. For each of these sources, the Bank has established an internal limit of 85% of our borrowing capacity. In addition to the committed borrowing lines, the Bank has access to several wholesale funding sources, such as, brokered CDs, a $25 million federal funds purchase limit with two correspondent banks, and the ability to bid on available funds from select deposit placement services. The Bank has established limits for each respective funding source and a collective limit on all wholesale funding sources. The Bank’s internal limit on brokered CDs is 10% of total assets. At June 30, 2026, the amount of brokered CDs outstanding was 2.78% of total assets, as compared to 3.92% at December 31, 2025. At June 30, 2026, the Bank had utilized 36.17% of our FHLB capacity, a decrease from 37.62% at December 31, 2025. The collective internal limit on all wholesale funding sources is 40% of total assets. At June 30, 2026, the Bank’s total wholesale funding sources represented 10.52% of total assets, a decrease from 11.89% at December 31, 2025. Based on the collective internal wholesale funding limit, the Bank had the capacity to borrow an additional $485 million in wholesale funds and the available funding from the respective wholesale funding sources exceeded this amount, which provides the flexibility to utilize one source more than another due to pricing or availability.

As part of performing liquidity stress tests, the Bank monitors and evaluates the exposure to uninsured deposits. Of the Company’s $1,408,428 in total deposit balances at June 30, 2026, only 36.7%, or $517,318, were deemed uninsured as per the $250 FDIC threshold. A portion of these deposits are on behalf of public entity customers, which require the Bank to pledge securities or FHLB letters of credit to cover the amount of the deposit balance that is deemed uninsured. To the extent these deposits left the Bank, the level of unpledged securities and the borrowing capacity at the FHLB would increase or could be utilized to fund the deposit outflow. The sum of current on-balance sheet liquidity and available wholesale funding sources exceeded the balance of uninsured deposits at June 30, 2026. Included in on-balance sheet liquidity are AFS securities in an unrealized loss position. Although management does not intend to sell the securities before the recovery of its cost basis, they are a contingent resource from a liquidity perspective.

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

Concentration of Credit Risk
The Company maintains a diversified credit portfolio, with commercial real estate loans currently comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in southeastern Ohio and western West Virginia. Management believes this risk to be general in nature, as there are no material concentrations of loans to any industry or consumer group. To the extent possible, the Company diversifies its loan portfolio to limit credit risk by avoiding industry concentrations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President and Chief Financial Officer (the principal financial officer and principal accounting officer) of Ohio Valley, Ohio Valley’s management has evaluated the effectiveness of Ohio Valley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, Ohio Valley’s Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that Ohio Valley’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in Ohio Valley’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during Ohio Valley’s fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, Ohio Valley’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ohio Valley did not sell any unregistered equity securities during the three months ended June 30, 2026.

During the three months ended June 30, 2026, neither Ohio Valley nor any affiliated purchaser purchased any of Ohio Valley’s common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended Articles of Incorporation of Ohio Valley (reflects amendments through April 7, 1999) [for SEC reporting compliance only - - not filed with the Ohio Secretary of State]: Incorporated herein by reference to Exhibit 3(a) to Ohio Valley’s Annual Report on Form 10-K for fiscal year ended December 31, 2007.

3.2	Amended and Restated Code of Regulations of Ohio Valley: Incorporated herein by reference to Exhibit 3.1 to Ohio Valley’s Current Report on Form 8-K filed on May 15, 2026.

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt: Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer): Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer): Filed herewith.

32	Section 1350 Certifications (Principal Executive Officer and Principal Accounting Officer): Furnished herewith.

101.INS #	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	XBRL Taxonomy Extension Schema: Filed herewith. #

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase: Filed herewith. #

101.DEF #	XBRL Taxonomy Extension Definition Linkbase: Filed herewith. #

101.LAB #	XBRL Taxonomy Extension Label Linkbase: Filed herewith. #

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase: Filed herewith. #

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) Filed herewith #

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

OHIO VALLEY BANC CORP.

Date:	August 13, 2026	By:	/s/Larry E. Miller, II
Larry E. Miller, II
Chief Executive Officer

Date:	August 13, 2026	By:	/s/Scott W. Shockey
Scott W. Shockey
Senior Vice President and Chief Financial Officer